Form 10-Q
period 1994-04-30
FABRI CENTERS OF AMERICA INC
filed 1994-05-24
CIK 34151

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q
                           -----------------------
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934
                          --------------------------


For the Quarter Ended                           Commission File No. 1-6695
- - - ---------------------                           --------------------------
April 30, 1994


                         FABRI-CENTERS OF AMERICA, INC.
- - - --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Ohio                                     34-0720629
 -------------------------------          -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


          5555 Darrow Road
            Hudson, Ohio                                     44236
- - - ----------------------------------------                  -----------
(Address of principal executive offices)                   (Zip Code)


      216 - 656 - 2600
- - - -------------------------------
(Registrant's telephone number)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                                    NO
               ---                                        ---


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding at  May 13, 1994: 9,126,066.


                            Sequential page 1 of 13

Consolidated Balance Sheets (Unaudited)
Fabri-Centers of America, Inc.

(Thousands of dollars)
                                                                      April 30,       January 29,
                                                                        1994             1994
- - - ------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                            $    8,030      $      7,715
    Merchandise inventories                                            220,649           224,803
    Prepaid expenses and other current assets                           10,026            11,009
    Deferred income taxes                                                4,777             4,123
                                                                    ----------------------------
Total current assets                                                   243,482           247,650

Property and equipment, at cost:
    Land                                                                 1,966             1,966
    Buildings                                                           20,324            20,052
    Furniture and fixtures                                              71,311            70,159
    Leasehold improvements                                              26,798            26,069
                                                                    ----------------------------
                                                                       120,399           118,246
    Less accumulated depreciation and amortization                      47,295            44,668
                                                                    ----------------------------
                                                                        73,104            73,578

Mortgage receivable                                                      7,863             7,926
Other assets                                                             8,888             9,164
                                                                    ----------------------------
Total assets                                                        $  333,337      $    338,318
                                                                    ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $   68,029      $     62,309
    Accrued expenses                                                     8,528            11,375
    Accrued income taxes                                                     -             2,954
    Net liabilities of discontinued operation                                -             1,502
                                                                    ----------------------------
Total current liabilities                                               76,557            78,140
Long-term debt                                                          43,000            45,500
Convertible subordinated debentures                                     56,983            56,983
Deferred income taxes                                                    8,499             8,499
Other long-term liabilities                                                194               184

Shareholders' equity:
    Common stock                                                           978               975
    Additional paid-in capital                                          71,010            70,598
    Other                                                               (1,835)           (1,896)
    Retained earnings                                                   86,346            87,602
                                                                    ----------------------------
                                                                       156,499           157,279
    Treasury stock, at cost                                             (8,395)           (8,267)
                                                                    ----------------------------
Total shareholders' equity                                             148,104           149,012
                                                                    ----------------------------
Total liabilities and shareholders' equity                          $  333,337      $    338,318
                                                                    ============================

See notes to consolidated financial statements

                                                    Page 2 of 13

Consolidated Statements of Income (Unaudited)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)


                                                              April 30,          May 1,
Thirteen Weeks Ended                                             1994             1993
- - - ----------------------------------------------------------------------------------------
Net sales                                                   $   132,676      $   139,751

Costs and expenses:
   Cost of goods sold                                            76,434           83,800
   Selling, general and administrative expenses                  56,700           57,311
   Interest expense, net                                          1,584            1,334
                                                            ----------------------------
                                                                134,718          142,445
                                                            ----------------------------
Loss before income taxes and cumulative effect of
     accounting change                                           (2,042)          (2,694)
Income tax benefit                                                 (786)          (1,010)
                                                            ----------------------------
Loss before cumulative effect of accounting change               (1,256)          (1,684)

Cumulative effect of accounting change                                -              399
                                                            ----------------------------
Net loss                                                    $    (1,256)     $    (1,285)
                                                            ============================
Loss per common share:
   Loss before cumulative effect of accounting change       $     (0.13)     $     (0.18)
   Cumulative effect of accounting change                             -             0.04
                                                            ----------------------------
Net loss                                                    $     (0.13)     $     (0.14)
                                                            ============================
Average shares and equivalents outstanding                    9,347,073        9,368,060
                                                            ============================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                               April 30,       May 1,
Thirteen Weeks Ended                                                             1994           1993
- - - -----------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                  $  (1,256)     $  (1,285)
   Additions (deductions) not requiring cash:
       Cumulative effect of accounting change                                        -           (399)
       Cancellation of restricted stock awards                                       -           (598)
       Depreciation and amortization and other noncash expenses                  3,155          2,956
       Loss on disposal of fixed assets                                             73            183
       Deferred income taxes                                                      (654)          (333)

Working capital changes:
       Merchandise inventories                                                   4,154          8,960
       Prepaid expenses and other current assets                                   983            569
       Accounts payable                                                          5,720         (8,362)
       Accrued expenses                                                         (2,847)        (1,866)
       Accrued income taxes                                                     (2,954)          (971)
       Net liabilities of discontinued operation                                (1,502)        (3,716)
                                                                             ------------------------
Net cash provided by (used for) operating activities                             4,872         (4,862)

Investing activities:
     Capital expenditures                                                       (2,357)        (2,615)
     Mortgage receivable                                                            63             37
     Other, net                                                                     76           (168)
                                                                             ------------------------

Net cash used for investing activities                                          (2,218)        (2,746)

Financing activities:
     Proceeds from long-term debt                                                  100         15,700
     Repayment of long-term debt                                                (2,600)        (5,100)
     Other long-term liabilities                                                    10             12
     Proceeds from exercise of stock options                                       279             37
     Repurchase of common stock                                                   (128)        (2,298)
                                                                             ------------------------

Net cash (used for) provided by financing activities                            (2,339)         8,351

Net increase in cash                                                               315            743
Cash at beginning of period                                                      7,715          6,627
                                                                             ------------------------
Cash at end of period                                                        $   8,030      $   7,370
                                                                             ========================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                              $   2,488      $   2,524
       Income taxes                                                              2,652            239


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FABRI-CENTERS OF AMERICA, INC.
APRIL 30, 1994, JANUARY 29, 1994 AND MAY 1, 1993

1.       Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc. and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. The statements present the Company's Cargo Express Stores division as a discontinued operation, accordingly, except as noted, the statements pertain to only the Company's continuing operations.

         In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods.

2.       Significant Accounting Policies:

         A. Inventories are stated at the lower of cost determined by the last-in, first-out (LIFO) method or market.

         B. Store physical inventories are taken on a cycle basis throughout the fiscal year, with an approximate equal percentage of stores inventoried each fiscal quarter. Store inventories subsequent to the physical inventory are charged at cost for shipments of merchandise to the stores and are relieved at cost for the sale of merchandise.

         C. The expenses incurred in connection with the opening of new stores are charged to operations in the period the store is opened.

         D. Earnings per share are computed based on the weighted average number of shares and share equivalents outstanding during the fiscal period.

         E. Depreciation of buildings, furniture and fixtures and leasehold improvements is provided by charges to operations on a straight-line basis over the estimated useful lives of the assets. Accelerated methods of depreciation are used for federal income tax purposes.

         F. Certain reclassifications have been made of amounts reported in fiscal 1994 in order to conform with the presentation for fiscal 1995.

         G. The Company is a national specialty retailer of fabric and related products through Company-operated retail stores. The stores sell a wide variety of fashion and decorator fabrics, related notions, patterns, crafts, seasonal and other merchandise.

3. Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."
         As permitted by SFAS 109, the Company elected not to restate the financial statements for any prior years. The effect of the change on pre-tax earnings from continuing operations for the three months ended May 1, 1993, was not material; however, the cumulative effect of the change increased net earnings by $399,000, or $0.04 per share, for the first quarter of fiscal 1994.

4. As of January 29, 1994, the Company provided $5,201,000 net of tax benefit, for the liquidation of its housewares division, Cargo Express Stores (Cargo Express), primarily for the write-off of fixed assets, estimated costs to complete the liquidation and estimated operating losses to be incurred through completion of the liquidation. During the first quarter of fiscal 1995, the Company completed the liquidation of Cargo Express which did not require the recognition of any additional gain or loss.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Except where otherwise noted, Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the Company's continuing operations. Assets and liabilities of Cargo Express have been reclassified on the balance sheets as net liabilities of discontinued operation.

RESULTS OF OPERATIONS
THE THIRTEEN WEEKS ENDED APRIL 30, 1994 VS. MAY 1, 1993

         Net sales for the first quarter of fiscal 1995 decreased 5.1%, or $7.1 million, to $132.7 million from $139.8 million in fiscal 1994. The decrease in sales was primarily attributable to lower levels of promotional discounting in the first quarter of fiscal 1995 as compared to the same quarter a year ago. Comparable store sales decreased 4.6% in the first quarter against the same quarter a year earlier.

         Gross profit increased $0.3 million in the first quarter of fiscal 1995 compared to the same quarter of fiscal 1994. As a percentage of net sales, fiscal 1995 first quarter gross profit was 42.4%, an increase of 2.4 percentage points from the gross profit of 40.0% for the same quarter a year earlier. The higher gross profit was the direct result of less aggressive promotional pricing by the Company and a general easing in the discounting practices of the fabric retailing industry.

         Selling, general and administrative expenses for the first quarter of fiscal 1995 decreased $0.6 million from the same quarter a year ago. This decrease was attributable to lower costs associated with the implementation of new management information systems, which were offset in part by increased store-level spending directed at improving the level of customer service. As a percentage of sales, selling, general and administrative expenses increased 1.7 percentage points to 42.7% from 41.0% for the first quarter of fiscal 1994 primarily as a result of lower sales volume in the first quarter of fiscal 1995 compared to fiscal 1994.

         Net interest expense increased $0.3 million to $1.6 million for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. This increase was primarily attributable to a higher weighted average interest rate on bank borrowings.

         The Company's effective income tax rate was 38.5% for the first quarter of fiscal 1995 as compared to 37.5% for the same quarter a year ago. The change in effective tax rate was attributable to the change in the federal corporate tax rate from 34% to 35% as a result of the Revenue Reconciliation Act of 1993, as well as fluctuations in the Company's state income tax rates.

         The net loss in the first quarter of fiscal 1995 was $1.3 million, or $0.13 per share, which compares to the net loss of $1.3 million, or $0.14 per share, for the same quarter a year earlier. The net loss in the first quarter of fiscal 1994 included a one-time credit of $0.4 million, or $0.04 per share, from the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

         Fabri-Centers completed the first quarter of fiscal 1995 in sound financial condition. At April 30, 1994, the Company had working capital of $166.9 million compared to $169.5 million at January 29, 1994. The ratio of current assets to current liabilities was 3.2:1 at both April 30, 1994, and January 29, 1994.

         The Company generated positive cash flow from operations of $4.9 million in the first quarter of fiscal 1995 compared to a negative cash flow from operations of $4.9 million for the same quarter a year ago. The improvement is primarily a result of the Company continuing to manage inventory levels in relation to planned sales levels.

         Capital expenditures were $2.4 million for the first quarter of fiscal 1995 as compared to $2.6 million for the first quarter of fiscal 1994. For fiscal 1995, the Company expects capital expenditures to be less than $15.0 million and to be used primarily to invest in new equipment and in the opening of 40 superstores while closing 45 smaller units. It is anticipated that the capital required for these expenditures will be financed by internally generated funds, a revolving credit facility, and other existing lines of credit.

         The Company has borrowing capacity up to a maximum of $140.0 million available through a $125.0 million revolving credit facility which expires May 31, 1995, as well as through existing lines of credit. As of April 30, 1994, the Company had $43.0 million in borrowings outstanding under these facilities, representing a decrease of $2.5 million from the fiscal year ended January 29, 1994. The Company continues to maintain excellent vendor and banking relationships and has sufficient current resources, including unused lines of credit, to meet the financing needs of its operations.

         The Company may purchase from time to time in the open market or in private transactions shares of Company common stock. These shares will be used to satisfy obligations under the Company's employee benefit plans and for other corporate purposes. The number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 1,028,325.

         In the highly competitive retail fabric business, the Company competes with other specialty fabric and craft stores and, to a lesser extent, department stores and mass merchants on the basis of assortment, price and convenience. The Company is taking steps to improve margins through revised promotional pricing policies and better store operating procedures. Accordingly, sales results could be somewhat weaker as the Company will not be driving sales as hard through promotions.

         The Company's business exhibits seasonality which is typical of most retail companies, with much stronger sales in the second half of the fiscal year than the first half of the fiscal year. In general, net earnings are the highest during the months of September through December, when high sales volumes normally provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low sales volume months of January through August. Accordingly, a loss for the second quarter, which is traditionally the Company's slowest quarter, is expected.

         Through the first quarter of fiscal 1995, the Company has opened 8 new superstores and closed 9 smaller stores. As of April 30, 1994, the Company operated 654 stores in 36 states, of which 504 are superstores.

                           PART II OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits
                  --------
                  See the Exhibit Index at sequential page 12 of this report.

         b)       Reports of Form 8-K
                  -------------------
                  The Company was not required to file reports on Form 8-K for the 13-week period ended April 30, 1994.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FABRI-CENTERS OF AMERICA, INC.





DATE: May 23, 1994                      Alan Rosskamm
                                        -------------
                                        BY:     Alan Rosskamm
                                                Chairman, President and
                                                Chief Executive Officer





                                        Robert Norton
                                        -------------
                                        BY:     Robert Norton
                                                Vice Chairman and Chief
                                                Financial Officer

                         FABRI-CENTERS OF AMERICA, INC.

                        FORM 10-Q FOR THE THIRTEEN-WEEK
                          PERIOD ENDED APRIL 30, 1994

                                 EXHIBIT INDEX



                                                                Sequential
Exhibit No.               Description                            Page No.
- - - -----------               -----------                           ----------

    11                    Statement re Computation of              13
                          Earnings per Common Share