Form 10-Q
period 1994-07-30
FABRI CENTERS OF AMERICA INC
filed 1994-09-13
CIK 34151

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------
                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934
                           -----------------------

For the Quarter Ended                               Commission File No. 1-6695
- - ---------------------                               --------------------------
July 30, 1994


                        FABRI-CENTERS OF AMERICA, INC.
   ------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Ohio                                         34-0720629
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


        5555 Darrow Road
        Hudson, Ohio                                            44236
- - ----------------------------------------                   ---------------
(Address of principal executive offices)                      (Zip Code)


        216 - 656 - 2600
- - -------------------------------
(Registrant's telephone number)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X                   NO
                         -------                    -------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding at August 27, 1994:  9,135,252.


                           Sequential page 1 of 16

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)
                                                                           July 30,        January 29,
                                                                             1994             1994
- - -------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                                 $    6,082      $      7,715
    Merchandise inventories                                                 239,406           224,803
    Prepaid expenses and other current assets                                 9,045            11,009
    Deferred income taxes                                                     7,936             4,123
                                                                     ----------------------------------
Total current assets                                                        262,469           247,650

Property and equipment, at cost:
    Land                                                                      1,966             1,966
    Buildings                                                                20,238            20,052
    Furniture and fixtures                                                   74,564            72,088
    Leasehold improvements                                                   27,842            26,195
                                                                     ----------------------------------
                                                                            124,610           120,301
    Less accumulated depreciation and amortization                           49,963            44,668
                                                                     ----------------------------------
                                                                             74,647            75,633

Mortgage receivable                                                           7,802             7,926
Other assets                                                                  8,620             9,164
                                                                     ----------------------------------

Total assets                                                             $  353,538      $    340,373
                                                                     ==================================

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                     $   77,384      $     62,309
    Accrued expenses                                                          9,525            11,375
    Accrued income taxes                                                          -             2,954
    Net liabilities of discontinued operation                                     -             3,557
                                                                     ----------------------------------
Total current liabilities                                                    86,909            80,195

Long-term debt                                                               57,900            45,500
Convertible subordinated debentures                                          56,983            56,983
Deferred income taxes                                                         8,499             8,499
Other long-term liabilities                                                      97               184

Shareholders' equity:
    Common stock                                                                979               975
    Additional paid-in capital                                               71,129            70,598
    Other                                                                    (1,710)           (1,896)
    Retained earnings                                                        81,147            87,602
                                                                     ----------------------------------
                                                                            151,545           157,279

    Treasury stock, at cost                                                  (8,395)           (8,267)
                                                                     ----------------------------------

Total shareholders' equity                                                  143,150           149,012
                                                                     ----------------------------------

Total liabilities and shareholders' equity                               $  353,538      $    340,373
                                                                     ==================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                                   Thirteen weeks ended              Twenty-six weeks ended
                                                             -----------------------------       ------------------------------
                                                               July 30,         July 31,           July 30,           July 31,
                                                                1994             1993                1994               1993
- - -------------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $     112,851      $   113,151      $     245,527      $   252,902

Costs and expenses:
   Cost of goods sold                                              63,968           64,877            140,392          148,677
   Selling, general and administrative expenses                    55,680           55,442            112,390          112,753
   Interest expense, net                                            1,657            1,525              3,241            2,859
                                                            -------------------------------------------------------------------
                                                                  121,305          121,844            256,023          264,289
                                                            -------------------------------------------------------------------

Loss before income taxes and cumulative effect of
     accounting change                                             (8,454)          (8,693)           (10,496)         (11,387)
Income tax benefit                                                 (3,255)          (3,260)            (4,041)          (4,270)
                                                            -------------------------------------------------------------------

Loss before cumulative effect of accounting change                 (5,199)          (5,433)            (6,455)          (7,117)

Cumulative effect of accounting change                                  -                -                  -              399
                                                            -------------------------------------------------------------------

Net loss                                                    $      (5,199)     $    (5,433)     $      (6,455)     $    (6,718)
                                                            ===================================================================

Loss per common share:
   Loss before cumulative effect of accounting change       $       (0.56)     $     (0.59)     $       (0.69)     $     (0.76)
   Cumulative effect of accounting change                               -                -                  -             0.04
                                                            -------------------------------------------------------------------
Net loss                                                    $       (0.56)     $     (0.59)             (0.69)           (0.72)
                                                            ===================================================================
Average shares and equivalents outstanding                      9,286,485        9,215,028          9,316,779        9,291,544
                                                            ===================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                        July 30,        July 31,
Twenty-Six Weeks Ended                                    1994            1993
- - -----------------------------------------------------------------------------------
Operating activities:
   Net loss                                           $   (6,455)     $   (6,718)
   Additions (deductions) not requiring cash:
       Cumulative effect of accounting change                  -            (399)
       Cancellation of restricted stock awards                 -            (689)
       Depreciation and amortization and other noncash
         expenses                                          6,376           5,753
       Loss on disposal of fixed assets                      170             451
       Deferred income taxes                              (3,813)         (3,857)

Working capital changes:
       Merchandise inventories                           (14,603)        (18,989)
       Prepaid expenses and other current assets           1,964           1,245
       Accounts payable                                   15,075           4,043
       Accrued expenses                                   (1,850)           (464)
       Accrued income taxes                               (2,954)           (971)
       Net liabilities of discontinued operation          (3,557)         (6,121)
                                                      -----------------------------
Net cash used for operating activities                    (9,647)        (26,716)

Investing activities:
     Capital expenditures                                 (4,751)         (4,380)
     Mortgage receivable                                     124             227
     Other, net                                              134             (61)
                                                      -----------------------------
Net cash used for investing activities                    (4,493)         (4,214)

Financing activities:
     Proceeds from long-term debt                         12,400          37,300
     Repayment of long-term debt                               -            (800)
     Other long-term liabilities                             (87)            (46)
     Proceeds from exercise of stock options                 322             258
     Repurchase of common stock                             (128)         (3,119)
                                                      -----------------------------
Net cash provided by financing activities                 12,507          33,593

Net (decrease) increase in cash                           (1,633)          2,663
Cash at beginning of period                                7,715           6,627
                                                      -----------------------------
Cash at end of period                                 $    6,082      $    9,290
                                                      =============================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                       $    3,246      $    3,314
       Income taxes                                        2,615             486

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FABRI-CENTERS OF AMERICA, INC.
JULY 30, 1994, JANUARY 29, 1994 AND JULY 31, 1993

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

3. Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted by SFAS 109, the Company elected not to restate the financial statements for any prior years. The effect of the change on pre-tax earnings from continuing operations for the six months ended July 31, 1993, was not material; however, the cumulative effect of the change increased net earnings by $399,000, or $0.04 per share, for the first half of fiscal 1994.

4. As of January 29, 1994, the Company provided $5,201,000 net of tax benefit, for the liquidation of its housewares division, Cargo Express Stores (Cargo Express), primarily for the write-off of fixed assets, estimated costs to complete the liquidation and estimated operating losses to be incurred through completion of the liquidation. During the first quarter of fiscal 1995, the Company completed the liquidation of Cargo Express which did not require the recognition of any additional gain or loss. The Company has retained two Cargo Express store locations, which were converted to fabric and craft stores, in addition to certain store fixtures to be used in its continuing operations. As a result, certain leasehold improvements and fixtures of Cargo Express were transferred to the Company at net book value during the second quarter of fiscal 1995.

5. On August 24, 1994, the Company agreed to acquire the Cloth World Division (Cloth World) of Brown Group Inc. for its LIFO net book value,
      which at January 29, 1994 was approximately $62,000,000.   The
      acquisition, which is subject to approvals of the appropriate authorities and certain other conditions, is expected to be completed by the end of the third quarter. The Company intends to fund the acquisition through borrowing facilities with its existing bank group. The transaction will be accounted for as a purchase of assets, accordingly, the results of operations of Cloth World will be included in the consolidated financial statements of the Company subsequent to the date of acquisition. Cloth World operates 343 stores in 26 states selling fabrics and related sewing accessories and had net sales of $224,100,000 for the fiscal year ending January 29, 1994.

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

    On August 24, 1994, the Company agreed to acquire the Cloth World Division (Cloth World) of Brown Group Inc. for its LIFO net book value, which at January
29, 1994 was approximately $62,000,000.   The acquisition, which is subject to
approvals of the appropriate authorities and certain other conditions, is expected to be completed by the end of the third quarter. The Company intends to fund the acquisition through borrowing facilities with its existing bank group. The transaction will be accounted for as a purchase of assets, accordingly, the results of operations of Cloth World will be included in the consolidated financial statements of the Company subsequent to the date of acquisition. Cloth World operates 343 stores in 26 states selling fabrics and related sewing accessories and had net sales of $224,100,000 for the fiscal year ending January 29, 1994. Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the Company's current financial condition and historical operating results without consideration to the acquisition of Cloth World unless otherwise noted.


RESULTS OF OPERATIONS
THE THIRTEEN WEEKS ENDED JULY 30, 1994 VS. JULY 31, 1993

    Net sales for the second quarter of fiscal 1995 decreased 0.3%, or $0.3 million, to $112.9 million from $113.2 million in fiscal 1994. The decrease in sales was primarily attributable to lower levels of promotional discounting in the second quarter of fiscal 1995 as compared to the same quarter a year ago. Comparable store sales decreased 1.1% in the second quarter against the same quarter a year earlier.

    Gross profit increased $0.6 million in the second quarter of fiscal 1995 compared to the same quarter of fiscal 1994 primarily as a result of controlled promotions. As a percentage of net sales, fiscal 1995 second quarter gross profit was 43.3%, an increase of 0.6 percentage points from the gross profit of 42.7% for the same quarter a year earlier.

    Selling, general and administrative expenses for the second quarter of fiscal 1995 increased $0.2 million from the same quarter a year ago. This increase was primarily attributable to higher store-level spending directed at improving the level of customer service, offset in part by lower costs as a result of the implementation of new management information systems. As a percentage of net sales, selling, general and administrative expenses increased 0.3 percentage points to 49.3% from 49.0% for the second quarter of fiscal 1994 for reasons previously discussed.

    Net interest expense increased $0.1 million to $1.7 million for the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. This increase was primarily attributable to a higher weighted average interest rate on bank borrowings.

    The Company's effective income tax rate was 38.5% for the second quarter of fiscal 1995 compared to 37.5% for the same period a year ago. The change in effective tax rate was attributable to the increase in the federal corporate tax rate from 34% to 35% as a result of the Revenue Reconciliation Act of 1993, as well as fluctuations in the Company's state income tax rates.

    The net loss in the second quarter of fiscal 1995 was $5.2 million, or $0.56 per share, which compares to the net loss of $5.4 million, or $0.59 per share, for the same quarter a year earlier.

THE TWENTY-SIX WEEKS ENDED JULY 30, 1994 VS. JULY 31, 1993

    Net sales for the first half of fiscal 1995 decreased 2.9%, or $7.4 million, to $245.5 million from $252.9 million in fiscal 1994. The decrease in sales was primarily attributable to lower levels of promotional discounting as previously discussed. Comparable store sales decreased 3.0% in the first half against the same period a year earlier.

    Gross profit increased $0.9 million in the first half of fiscal 1995 compared to the same period of fiscal 1994. As a percentage of net sales, fiscal 1995 first half gross profit was 42.8%, an increase of 1.6 percentage points from the gross profit of 41.2% for the same period a year earlier. The higher gross profit was the direct result of less aggressive promotional pricing by the Company and a general easing in the discounting practices of the fabric retailing industry.

    Selling, general and administrative expenses for the first half of fiscal 1995 decreased $0.4 million from the same period a year ago. This decrease was primarily attributable to lower costs as a result of the implementation of new management information systems, offset in part by higher store-level spending directed at improving the level of customer service. As a percentage of net sales, selling, general and administrative expenses increased 1.2 percentage points to 45.8% from 44.6% for the first half of fiscal 1994 primarily as a result of lower sales volume in the first half of fiscal 1995 compared to the same period in fiscal 1994.

    Net interest expense increased $0.4 million to $3.2 million for the first half of fiscal 1995 compared to the first half of fiscal 1994. This increase was primarily attributable to a higher weighted average interest rate on bank borrowings.

    The Company's effective income tax rate was 38.5% for the first half of fiscal 1995 as compared to 37.5% for the same period a year ago as a result of the change in effective tax rate previously discussed.

    The net loss for the first half of fiscal 1995 was $6.5 million, or $0.69 per share, which compares to the net loss of $6.7 million, or $0.72 per share, for the same period a year earlier. The net loss in the first half of fiscal 1994 included a one-time credit of $0.4 million, or $0.04 per share, from the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes."


LIQUIDITY AND CAPITAL RESOURCES

    Fabri-Centers completed the first half of fiscal 1995 in sound financial condition. At July 30, 1994, the Company had working capital of $175.6 million compared to $167.5 million at January 29, 1994. The ratio of current assets to current liabilities at July 30, 1994 was 3.0:1 compared to 3.1:1 at January 29, 1994.

    Cash used by operations was $9.6 million for the first half of fiscal 1995 compared to $26.7 million for the first half of fiscal 1994. The improvement is primarily the result of the Company continuing to effectively manage inventory acquisition levels in relation to planned sales levels.

    Capital expenditures were $4.8 million for the first half of fiscal 1995 as compared to $4.4 million for the first half of fiscal 1994. These capital expenditures have been primarily used to open 14 superstores and close 17 smaller stores. Excluding the impact of the acquisition previously discussed, the Company expects capital expenditures to be less than $15.0 million to be used primarily to convert approximately 40 stores to the superstore format. It is anticipated that the capital required for these expenditures will be financed by internally generated funds, a revolving credit facility, and other existing lines of credit.

    The Company presently has borrowing capacity up to a maximum of $140.0 million available through a $125.0 million revolving credit facility which expires May 31, 1995, as well as through existing lines of credit. As of July 30, 1994, the Company had $57.9 million in borrowings outstanding under these facilities. The Company anticipates renewing and increasing its borrowing capacity to a maximum of approximately $200 million with its existing bank group to complete the acquisition of Cloth World. The Company continues to maintain excellent vendor and banking relationships and has sufficient current resources, including unused lines of credit, to meet the financing needs of its operations.

    The Company may purchase from time to time in the open market or in private transactions shares of Company common stock. These shares will be used to satisfy obligations under the Company's employee benefit plans and for other corporate purposes. The number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 1,028,325.

    In the highly competitive retail fabric business, the Company competes with other specialty fabric and craft stores and, to a lesser extent, department stores and mass merchants on the basis of assortment, price and convenience. The Company has been taking steps to improve margins through revised promotional pricing policies and better store operating procedures. Accordingly, sales results for the first half of fiscal 1995 have been somewhat weaker while overall gross profit in terms of dollars and as a percent to sales has improved as the Company has not been driving sales as hard through promotions.

        The Company's business exhibits seasonality which is typical of most retail companies, with much stronger sales in the second half of the fiscal year than the first half of the fiscal year. In general, net earnings are the highest during the months of September through December, when high sales volumes normally provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low sales volume months of January through August. With the acquisition of Cloth World, the Company anticipates that fiscal 1995 second half results may be significantly different from those of the comparable period in the prior year. Although the Company expects the second half results to trend favorably over the prior year, the impact of the acquisition on the results of operations of the Company currently cannot be fully determined by Management.

    As of July 30, 1994, the Company operated 652 stores in 36 states, primarily under the name Jo-Ann Fabrics, of which 510 are superstores.

                           PART II OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders
        ---------------------------------------------------
        a) The Annual Meeting of Shareholders of Fabri-Centers of America, Inc. was held June 27, 1994 for the purpose of electing three members to the class of 1997 of the Board of Directors and considering and voting on certain proposals as described below.

        b) Ira Gumberg, Scott Cowen and Alan Rosskamm were elected to the Board of Directors for the term expiring in 1997. Robert Norton and Alma Zimmerman continued as Directors in the class whose term of office expires in 1995, in which class a vacancy remains, and Samuel Krasney, Frank Newman and Betty Rosskamm continued as Directors in the class whose term of office expires in 1996.

        c) The nominees for Directors as listed in the proxy statement were elected with the following vote:

                                Votes       Votes
              Nominee            For       Withheld
            -------------    ---------     --------
            Ira Gumberg      7,777,815      227,243
            Scott Cowen      7,789,192      215,866
            Alan Rosskamm    7,788,907      216,151

            The proposal to approve an amendment to the Company's 1990 Employees Stock Option and Stock Appreciation Rights Plan increasing the number of shares with respect to which options may be granted and limiting the number of shares which may be granted to any one individual in any single year was approved by the following vote:

              Votes      Votes        Votes          Non-
               For       Against     Withheld       Votes
            ---------   ---------    --------      -------
            4,159,061   3,101,386     14,927       729,684

            The proposal to approve the adoption of the 1994 Executive Incentive Plan was approved by the following vote:

              Votes       Votes       Votes          Non-
               For       Against     Withheld       Votes
            ---------   ---------    --------      -------
            4,147,851   3,105,439     22,084       729,684

        d)  Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a)  Exhibits
            --------
            See the Exhibit Index at sequential page 14 of this report.

        b)  Reports of Form 8-K
            -------------------
            The Company was not required to file reports on Form 8-K for the 13-week period ended July 30, 1994.

                                   SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FABRI-CENTERS OF AMERICA, INC.





DATE: September 12, 1994                /s/  Alan Rosskamm
                                             -----------------------
                                        BY:  Alan Rosskamm
                                             Chairman, President and Chief
                                             Executive Officer





                                        /s/  Robert Norton
                                             -----------------------
                                        BY:  Robert Norton
                                             Vice Chairman and Chief Financial
                                             Officer

                        FABRI-CENTERS OF AMERICA, INC.

             FORM 10-Q FOR THE THIRTEEN WEEK AND TWENTY-SIX WEEK
                         PERIODS ENDED JULY 30, 1994

                                EXHIBIT INDEX



                                                        Sequential
  Exhibit No.           Description                      Page No.
  -----------           -----------                     ----------
      10                1994 Executive Incentive Plan        *

      11                Statement re Computation of         15
                        Earnings per Common Share

      27                Financial Data Schedule             16


      * Incorporated by reference to Exhibit A in the Registrant's definitive proxy statement for its June 27, 1994 Annual Meeting of Shareholders filed with the Commission on May 26, 1994.