Form 10-Q
period 1994-10-29
FABRI CENTERS OF AMERICA INC
filed 1994-12-13
CIK 34151

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                            ----------------------
                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934
                            ----------------------


For the Quarter Ended                           Commission File No. 1-6695
- - ---------------------                           --------------------------
October 29, 1994


                        FABRI-CENTERS OF AMERICA, INC.
- - --------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Ohio                                         34-0720629
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


           5555 Darrow Road
           Hudson, Ohio                                     44236
- - ----------------------------------------            --------------------
(Address of principal executive offices)                  (Zip Code)


        216 - 656 - 2600
- - -------------------------------
(Registrant's telephone number)


        Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X                    NO
                        -------                      -------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of Common Stock outstanding at November 25, 1994:  9,230,996.




                            Sequential page 1 of 16

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)
                                                              October 29,       January 29,
                                                                 1994              1994
- - -------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                               $     18,690      $      7,715
    Merchandise inventories                                      342,617           224,803
    Prepaid expenses and other current assets                     12,331            11,009
    Deferred income taxes                                          6,693             4,123
                                                        -----------------------------------------
Total current assets                                             380,331           247,650

Property and equipment, at cost:
    Land                                                           1,986             1,966
    Buildings                                                     20,404            20,052
    Furniture and fixtures                                        81,565            72,088
    Leasehold improvements                                        33,309            26,195
                                                        -----------------------------------------
                                                                 137,264           120,301
    Less accumulated depreciation and amortization                52,708            44,668
                                                        -----------------------------------------
                                                                  84,556            75,633

Mortgage receivable                                                7,739             7,926
Other assets                                                      10,375             9,164
                                                        -----------------------------------------

Total assets                                                $    483,001      $    340,373
                                                        =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $    126,217      $     62,309
    Accrued expenses                                              33,002            11,375
    Accrued income taxes                                               -             2,954
    Net liabilities of discontinued operation                          -             3,557
                                                        -----------------------------------------
Total current liabilities                                        159,219            80,195

Long-term debt                                                   110,000            45,500
Convertible subordinated debentures                               56,983            56,983
Deferred income taxes                                              9,190             8,499
Other long-term liabilities                                          104               184

Shareholders' equity:
    Common stock                                                     988               975
    Additional paid-in capital                                    72,519            70,598
    Other                                                         (2,829)           (1,896)
    Retained earnings                                             85,222            87,602
                                                        -----------------------------------------
                                                                 155,900           157,279

    Treasury stock, at cost                                       (8,395)           (8,267)
                                                        -----------------------------------------

Total shareholders' equity                                       147,505           149,012
                                                        -----------------------------------------

Total liabilities and shareholders' equity                  $    483,001      $    340,373
                                                        =========================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                                       Thirteen weeks ended              Thirty-nine weeks ended
                                                                 -------------------------------     ------------------------------
                                                                 October 29,         October 30,     October 29,        October 30,
                                                                    1994                1993            1994               1993
- - ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $     175,434      $    147,104      $     420,961      $    400,006

Costs and expenses:
   Cost of goods sold                                                 95,744            80,775            236,136           229,452
   Selling, general and administrative expenses                       70,611            58,934            183,001           171,687
   Interest expense, net                                               2,453             1,737              5,694             4,596
                                                               --------------------------------------------------------------------
                                                                     168,808           141,446            424,831           405,735
                                                               --------------------------------------------------------------------

Earnings (loss) before income taxes and cumulative effect of
     accounting change                                                 6,626             5,658             (3,870)           (5,729)
Income tax provision (benefit)                                         2,551             2,122             (1,490)           (2,148)
                                                               --------------------------------------------------------------------

Earnings (loss) before cumulative effect of accounting change          4,075             3,536             (2,380)           (3,581)

Cumulative effect of accounting change                                     -                 -                  -               399
                                                               --------------------------------------------------------------------

Net earnings (loss)                                            $       4,075      $      3,536      $      (2,380)     $     (3,182)
                                                               ====================================================================

Earnings (loss) per common share:
   Earnings (loss) before cumulative effect of
    accounting change                                          $        0.44      $       0.38      $       (0.26)     $      (0.38)
   Cumulative effect of accounting change                                  -                 -                  -              0.04
                                                               --------------------------------------------------------------------
Net earnings (loss)                                            $        0.44      $       0.38              (0.26)            (0.34)
                                                               ====================================================================

Average shares and equivalents outstanding                         9,327,037         9,221,081          9,320,198         9,268,056
                                                               ====================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                                           Thirty-Nine Weeks Ended
                                                                                         -----------------------------
                                                                                         October 29,       October 30,
                                                                                            1994              1993
- - ----------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                            $     (2,380)     $     (3,182)
   Additions (deductions) not requiring cash:
       Cumulative effect of accounting change                                                     -              (399)
       Cancellation of restricted stock awards                                                  (10)             (690)
       Depreciation and amortization and other noncash expenses                               9,830             8,842
       Loss on disposal of fixed assets                                                         243               532
       Deferred income taxes                                                                 (1,879)           (3,605)

Working capital changes, net of acquisition of Cloth World:
       Merchandise inventories                                                              (19,667)          (36,402)
       Prepaid expenses and other current assets                                              2,022             2,803
       Accounts payable                                                                      35,749            18,007
       Accrued expenses                                                                         540            (2,449)
       Accrued income taxes                                                                  (2,954)             (971)
       Net liabilities of discontinued operation                                             (3,557)           (7,558)
                                                                                       ------------------------------

Net cash provided by (used for) operating activities                                         17,937           (25,072)

Investing activities:
     Capital expenditures                                                                    (8,202)           (5,823)
     Acquisition of Cloth World, net of cash acquired (a)                                   (61,827)                -
     Mortgage receivable                                                                        187               310
     Other, net                                                                              (1,789)              240
                                                                                       ------------------------------

Net cash used for investing activities                                                      (71,631)           (5,273)

Financing activities:
     Proceeds from long-term debt                                                            89,500            46,000
     Repayment of long-term debt                                                            (25,000)           (9,900)
     Other long-term liabilities                                                                (80)              (36)
     Proceeds from exercise of stock options                                                    377               472
     Repurchase of common stock                                                                (128)           (3,230)
                                                                                       ------------------------------

Net cash provided by financing activities                                                    64,669            33,306

Net increase in cash                                                                         10,975             2,961
Cash and cash equivalents at beginning of period                                              7,715             6,627
                                                                                       ------------------------------

Cash and cash equivalents at end of period                                             $     18,690      $      9,588
                                                                                       ==============================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                        $      6,182      $      6,140
       Income taxes                                                                           3,189               529

(a) Acquisition of Cloth World, net of cash acquired
        Working capital, other than cash                                               $    (52,245)     $          -
        Property and equipment                                                               (9,540)                -
        Other assets                                                                            (42)                -
                                                                                       ------------      ------------

                                                                                       $    (61,827)     $          -
                                                                                       ============      ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FABRI-CENTERS OF AMERICA, INC.
OCTOBER 29, 1994, JANUARY 29, 1994 AND OCTOBER 30, 1993

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


2.   Significant Accounting Policies:

     A. Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

     B. Inventories are stated at the lower of cost or market. Cost is principally determined on the last-in, first-out (LIFO) method.

     C. Store physical inventories are taken on a cycle basis throughout the fiscal year, with an approximate equal percentage of stores inventoried each fiscal quarter. Store inventories subsequent to the physical inventory are charged at cost for shipments of merchandise to the stores and are relieved at cost for the sale of merchandise.

     D. The expenses incurred in connection with the opening of new stores are charged to operations in the period the store is opened.

     E. Earnings per share are computed based on the weighted average number of shares and share equivalents outstanding during the fiscal period.

     F. Depreciation of buildings, furniture and fixtures and leasehold improvements is provided by charges to operations on a straight-line basis over the estimated useful lives of the assets. Accelerated methods of depreciation are used for federal income tax purposes.

    G. Certain reclassifications have been made of amounts reported in fiscal 1994 in order to conform with the presentation for fiscal 1995.

    H. The Company is a national specialty retailer of fabric and related products through Company-operated retail stores. The stores sell a wide variety of fashion and decorator fabrics, related notions, patterns, crafts, seasonal and other merchandise.


3. Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted by SFAS 109, the Company elected not to restate the financial statements for any prior years. The effect of the change on pre-tax earnings from continuing operations for the thirty-nine weeks ended October 30, 1993, was not material; however, the cumulative effect of the change increased net earnings by $399,000, or $0.04 per share, for the first thirty-nine weeks of fiscal 1994.


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


5. On September 30, 1994, the Company entered into a $200 million three-year revolving credit agreement (the credit facility) with a group of eight banks (the bank group). The Company pays a facility fee on the revolving credit commitment amount and pays a commitment fee on the unused portion of the credit facility each of which range from .125% to .25% based on the achievement of certain financial covenants.

   The credit facility contains certain financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as, require the Company to maintain a minimum defined current ratio, working capital, tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. As required by the credit facility, the Company entered into a two-year interest rate protection agreement with one of the banks in the bank group, fixing the interest rate to less than 8% on $20 million notional amount. The maximum allowable combined outstanding debt for the credit facility and additional bank borrowings is $220 million, subject to further limitations during specified time frames throughout the commitment period.

   The Company's weighted average interest rate under its bank facilities was 6.07% for the third quarter of fiscal 1995 and 5.14% during the thirty-nine weeks ended October 29, 1994.


6. On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $100 million in cash and the assumption of certain liabilities. The final purchase price is subject to post-closing adjustments. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under the credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates which may be revised at a later date; however, the effect of any revisions on the results of operations for the third quarter of fiscal 1995 would not be material.

     Cloth World, with fiscal 1994 sales of $224 million, operated 342 specialty fabric stores in 26 states with a concentration in the southern half of the United States.

     Summarized below are the unaudited consolidated results of operations of the Company, including Cloth World on a pro forma basis, as if Cloth World had been acquired as of the beginning of the periods presented:

                                              Thirty-nine weeks ended
                                            ----------------------------
                                            October 29,   October 30,
                                                1994            1993
                                            ------------    ------------
        Net sales                            $ 561,377      $ 568,235

        Loss before cumulative effect of
          accounting change                  $  (2,566)     $  (3,135)

        Net loss                             $  (2,566)     $  (2,736)

        Loss per common share:
          Loss before cumulative effect of
            accounting change                $   (0.28)     $   (0.34)

          Net loss                           $   (0.28)     $   (0.30)



    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Cloth World acquisition been consummated at the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect synergies that might be achieved from combined operations.

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


  On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $100 million in cash and the assumption of certain liabilities. The final purchase price is subject to post-closing adjustments. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under the credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates which may be revised at a later date; however, the effect of any revisions on the results of operations for the third quarter of fiscal 1995 would not be material. Cloth World, with fiscal 1994 sales of $224 million, operated 342 specialty fabric stores in 26 states with a concentration in the southern half of the United States.



RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 29, 1994 VS. OCTOBER 30, 1993

  Net sales for the third quarter of fiscal 1995 increased 19.3%, or $28.3 million, to $175.4 million from $147.1 million in fiscal 1994, largely due to $21.5 million of sales generated from the Cloth World stores in the last four weeks of the quarter. Net sales, excluding the Cloth World stores, increased $6.8 million, or 4.6%, while comparable store sales increased 3.1% in the third quarter of fiscal 1995 against the same quarter a year earlier. The increase is primarily attributable to implementing a plan to improve customer service, enhance store presentation and expand product assortment.

  Gross profit increased $13.4 million in the third quarter of fiscal 1995 compared to the same quarter of fiscal 1994, primarily as a result of the increase in sales volume. As a percentage of net sales, fiscal 1995 third quarter gross profit was 45.4%, an increase of 0.3 percentage points from the gross profit of 45.1% for the same quarter a year earlier.

  Selling, general and administrative expenses for the third quarter of fiscal 1995 increased $11.7 million from the same quarter a year ago. The majority of the increase was for operating expenses incurred in the newly acquired stores with the remainder of the increase attributable to higher store level expenses directed at improving customer service. As a percentage of net sales, selling, general and administrative expenses increased 0.1 percentage points to 40.2% from 40.1% for the third quarter of fiscal 1994.

  Net interest expense increased $0.7 million to $2.5 million for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994, due to a higher interest rate on bank borrowings and to the incremental borrowings related to the acquisition of Cloth World.

  The Company's effective income tax rate was 38.5% for the second quarter of fiscal 1995 compared to 37.5% for the same period a year ago. The change in effective tax rate resulted from an increase in the federal corporate income tax rate from 34% to 35%.

  Net earnings for the third quarter of fiscal 1995 were $4.1 million, or $0.44 per share, which compares to net earnings of $3.5 million, or $0.38 per share, for the same quarter a year earlier.


THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994 VS. OCTOBER 30, 1993

  For the first nine months of fiscal 1995, net sales increased 5.2%, or $21.0 million, to $421.0 million from $400.0 million in fiscal 1994. Excluding sales of $21.5 million from the Cloth World stores, net sales decreased $0.5 million, or 0.1%, and comparable store sales decreased 0.6% in the first nine months of fiscal 1995 against the same period a year earlier.

  Gross profit increased $14.3 million in the first nine months of fiscal 1995 compared to the same period of fiscal 1994. The majority of the increase was from the operation of the newly acquired stores. As a percentage of net sales, gross profit for the first nine months of fiscal 1995 was 43.9%, an improvement of 1.3 percentage points from the gross profit of 42.6% for the same period a year earlier. Reduced levels of promotional pricing during the early months of fiscal 1995 compared to fiscal 1994 contributed to the increase in gross profit margins.

  Selling, general and administrative expenses for the first nine months of fiscal 1995 increased $11.3 million from the same period a year ago. The majority of the increase was for operating expenses incurred in the newly acquired stores with the remainder of the increase attributable to higher store level expenses directed at improving customer service. These increases were partially offset by expense reductions resulting from the implementation of new management information systems. As a percentage of net sales, selling, general and administrative expenses increased 0.6 percentage points to 43.5% from 42.9% for the first nine months of fiscal 1994.

  Net interest expense increased $1.1 million to $5.7 million for the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. This increase was primarily attributable to higher interest rates on bank borrowings.

  The Company's effective income tax rate was 38.5% for the first nine months of fiscal 1995 as compared to 37.5% for the same period a year ago as a result of a change in federal corporate income tax rates.

  The net loss for the first nine months of fiscal 1995 was $2.4 million, or $0.26 per share, which compares to the net loss of $3.2 million, or $0.34 per share, for the same period a year earlier. The net loss in the first nine months of fiscal 1994 included a one-time credit of $0.4 million, or $0.04 per share, from the cumulative effect of adopting SFAS No. 109, "Accounting for Income Taxes."



LIQUIDITY AND CAPITAL RESOURCES

  The Company completed the first nine months of fiscal 1995 in sound financial condition. Working capital increased $53.6 million to $221.1 million, at October 29, 1994, compared to $167.5 million at January 29, 1994. Nearly all of the increase is related to the acquisition of Cloth World described above. The ratio of current assets to current liabilities was 2.4:1 at October 29, 1994, 2.5:1 at October 30, 1993 and 3.1:1 at January 29, 1994.

  The Company generated $17.9 million of cash from operations for the first nine-months of fiscal 1995, a $43.0 million increase over the $25.1 million of cash used by operations in the same period of fiscal 1994. The improvement is principally the combined result of an increase in accounts payable and lower inventory levels, as the Company continues to more effectively manage inventory.

  In the third quarter of fiscal 1995, the Company made an initial cash payment of $62 million for the purchase of Cloth World. The cash payment may be adjusted upon the resolution of any post-closing purchase price adjustments.

  Capital expenditures were $8.2 million for the first nine months of fiscal 1995 as compared to $5.8 million for the first nine months of fiscal 1994. These capital expenditures have been primarily used to open 29 superstores and close 31 smaller stores. The Company expects capital expenditures for fiscal 1995 to be less than $15.0 million and to be used primarily to open approximately 40 stores, while closing approximately 90 stores. During fiscal 1996, the Company will begin remodeling the Cloth World stores in order to broaden the merchandise mix. The capital required for these expenditures will be financed by internally generated funds and existing bank facilities.

  The Company has borrowing capacity up to a maximum of $220 million available through a $200 million revolving credit facility which expires September 29, 1997 and through existing lines of credit. As of October 29, 1994, the Company had $110.0 million in borrowings outstanding under these facilities. For additional information on the revolving credit facility, which was entered into on September 30, 1994, see note 5 of the notes to consolidated financial statements. The Company continues to maintain excellent vendor and banking relationships and has sufficient current resources, including unused bank facilities, to meet the financing needs of its operations, including the acquisition of Cloth World.

  The Company may purchase shares of its common stock from time to time in the open market or in private transactions to be used to satisfy obligations under the Company's employee benefit plans and for other corporate purposes. The number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 1,028,325.

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

  Sales in the fourth quarter of fiscal 1995 will be significantly higher than in the same period of the prior year due to the acquisition of the Cloth World stores. However, the liquidation of inventories through industry-wide store closings could create short-term pricing pressures over the next several months.

  As of October 29, 1994, the Company operated 995 stores in 49 states, including 815 superstores primarily under the name Jo-Ann Fabrics and Cloth World.

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a)  Exhibits
             --------

             See the Exhibit Index at sequential page 14 of this report.

         b)  Reports on Form 8-K
             -------------------

             The Company filed a report on Form 8-K dated October 2, 1994. Under Item 2 ("Acquisition or Disposition of Assets"), the Company reported the acquisition of substantially all of the assets and assumption of certain liabilities of Cloth World, a division of Brown Group, Inc. ("Cloth World").

             Under Item 5 ("Other Events"), the Company reported the establishment of a new three-year revolving credit facility with a group of eight banks. Additionally, and in connection with the acquisition of Cloth World, the Company announced that Donald L. Richey, former President of Cloth World, had been elected Executive Vice President and Chief Operating Officer of the Company effective October 2, 1994.

             The required financial statements and pro forma financial information related to the acquisition reported in Item 2 and required under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") of the Form 8-K were not filed with the Form 8-K dated October 2, 1994, but will be filed by an Amendment on Form 8-K/A.

                                   SIGNATURES



  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FABRI-CENTERS OF AMERICA, INC.





DATE:  December 13, 1994                /s/  Alan Rosskamm
                                             -----------------------
                                        BY:  Alan Rosskamm
                                             Chairman, President and Chief
                                             Executive Officer


                                        /s/  Robert Norton
                                             -----------------------
                                        BY:  Robert Norton
                                             Vice Chairman and Chief Financial
                                             Officer

                        FABRI-CENTERS OF AMERICA, INC.

             FORM 10-Q FOR THE THIRTEEN WEEK AND THIRTY-NINE WEEK
                        PERIODS ENDED OCTOBER 29, 1994

                                EXHIBIT INDEX


                                                                Sequential
  Exhibit No.                   Description                      Page No.
  -----------                   -----------                     ----------
      11                        Statement re Computation of           15
                                Earnings per Common Share

      27                        Financial Data Schedule               16
