Form 10-K
period 1995-01-28
FABRI CENTERS OF AMERICA INC
filed 1995-04-27
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

For the fiscal year ended January 28, 1995            Commission File No. 1-6695

                         FABRI-CENTERS OF AMERICA, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Ohio                                        34-0720629
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        5555 Darrow Road
        Hudson, Ohio                                                    44236
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 216-656-2600

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Class                                             on Which Registered
- --------------                                           -----------------------
Common Stock                                             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

6.25% Convertible Subordinated Debentures Due 2002       New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X               NO
                              -----                     ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of
this Form 10-K.     [         ]

As of March 31, 1995, 9,179,817 shares of Common Stock were outstanding and the aggregate market value of the shares of Common Stock (based upon the closing price on March 31, 1995 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $126.4 million.

The exhibit index begins on page 36.

Documents incorporated by reference:

Portions of the following documents are or will be incorporated by reference:

       Proxy Statement for 1995 Annual Meeting of Shareholders (Part III)





                            Sequential page 1 of 42

                                     PART I

         Except as otherwise stated, the information contained in this report is given as of January 28, 1995, the end of the Registrant's latest fiscal year. The term "Registrant" or "Company" as used herein refers to Fabri-Centers of America, Inc. and its subsidiaries.

ITEM 1. BUSINESS
        --------

         (a) The Registrant, an Ohio corporation with principal offices in Hudson, Ohio, is a leading national specialty retailer that operates retail stores in the fabric and craft industry. Although the Company was incorporated in February 1951, the business conducted by its predecessors began in 1943 when the first store was opened in Cleveland, Ohio offering fabrics and notions for sale under the name "Cleveland Fabric Shops."

         The Registrant's principal business is conducted in the retail fabric and craft industry through specialty stores which sell a wide variety of fashion and decorator fabrics, notions, crafts, patterns and sewing accessories. On October 2, 1994, the Registrant acquired Cloth World, a division of Brown Group Inc. This acquisition added 342 stores to the number of stores being operated at that time. At January 28, 1995, the Registrant operated 964 stores in 48 states. The majority of the Registrant's stores currently do business under the names of "Jo-Ann Fabrics," "Cloth World," "Jo-Ann Fabrics & Crafts" and "New York Fabrics."
         The total number of stores in operation at January 28, 1995 by state was as follows:

 Alabama............................       6                        Montana............................     2
 Alaska.............................       3                        Nebraska...........................     1
 Arizona............................      16                        Nevada.............................     2
 Arkansas...........................       4                        New Hampshire......................     9
 California.........................      58                        New Jersey.........................    16
 Colorado...........................      16                        New Mexico.........................     5
 Connecticut........................      15                        New York...........................    44
 Delaware...........................       3                        North Carolina.....................     8
 Florida............................      78                        North Dakota.......................     3
 Georgia............................      19                        Ohio...............................    96
 Idaho..............................       3                        Oklahoma...........................     9
 Illinois...........................      52                        Oregon.............................    15
 Indiana............................      38                        Pennsylvania.......................    59
 Iowa...............................       4                        Rhode Island.......................     2
 Kansas.............................       8                        South Carolina.....................     2
 Kentucky...........................       8                        South Dakota.......................     3
 Louisiana..........................      15                        Tennessee..........................     9
 Maine..............................       4                        Texas..............................    81
 Maryland...........................      28                        Utah...............................     5
 Massachusetts......................      22                        Vermont............................     4
 Michigan...........................      64                        Virginia...........................    29
 Minnesota..........................      25                        Washington.........................    23
 Mississippi........................       1                        West Virginia......................     9
 Missouri...........................      16                        Wisconsin..........................    22

The following table sets forth the number of stores opened, closed and acquired by the Registrant during each of the past five fiscal years:

                                                                                                 Stores in
     Fiscal                 Stores                 Stores                 Stores                 Operation
      Year                  Opened                 Closed                Acquired                at Yearend
     ------                 ------                 ------                --------                ----------
      1991                     97                     95                    --                      617
      1992                    121                    102                    28                      664
      1993                    171                    142                    --                      693
      1994                     27                     65                    --                      655
      1995                     38                     71                   342                      964

         In addition to the 342 Cloth World stores acquired during fiscal 1995, the Registrant continued its superstore conversion program, opening 38 superstores (over 9,000 square feet) in strip shopping centers, while closing 71 smaller stores. At the end of fiscal 1995, 83% of the Registrant's stores were superstores. In fiscal 1996, the Registrant expects to open approximately 45 superstores while closing 35 smaller locations.

         All but three of the Registrant's stores are located in leased facilities that average approximately 11,850 square feet. These stores are located in strip shopping centers, malls and free standing buildings within selected marketing areas. The Registrant varies its merchandising selection and inventory levels to conform with the various store layouts.

         The Registrant, in general, owns all of the fixtures used in its stores. All stores are similar in physical layout. The Registrant believes that it effectively utilizes its selling space and that its equipment is maintained and suitable for its requirements. It is the Company's policy to transfer fixtures and inventory from closed stores to its new superstores. During the fiscal year ended January 28, 1995, the average investment in each new superstore was approximately $110,000 for leasehold improvements and additional fixtures and approximately $80,000 for incremental inventory. It is the Registrant's policy to charge operations for its pre-opening expenses as incurred, which is generally the same period as the store is opened. Store pre-opening costs consist chiefly of the cost of training sales personnel, advertising, stocking and incidental supplies.

         Each of the Registrant's stores sells a wide variety of merchandise primarily for customers to make their own clothing and to complete home decorating and craft projects. The fabrics that are sold by the Registrant include woolens, rayons, cottons, laces, synthetics, drapery and home furnishings and are customarily sold by the yard. Notions sold by the Registrant include cutting instruments, trimmings, buttons, threads, and zippers. Crafts sold by the Registrant include seasonal merchandise, craft supplies, fabric paints, florals and stitchery.

         The Registrant had 602 stores in operation for the full fiscal year ended January 28, 1995, with average sales of $917,000 per store. All items are sold for cash or through the use of various bank charge plans.

         In each of its stores the Registrant employs a manager, assistant store manager, and full-time and part-time sales associates as required. Each store is under the supervision of a district manager who in turn reports to a regional manager.

         Substantially all of the merchandising functions, including purchasing, allocation, distribution and control, in addition to accounting, real estate, advertising, and supplies purchasing functions are centralized at the Registrant's corporate offices. The objective of the Registrant's centralized control system is to allow each store manager and sales associate the opportunity to devote maximum effort toward sales of merchandise and customer service.

         The Registrant's centralized human resource department and field management organization are responsible for recruiting new store managers. A prospective store manager is assigned to an existing store as a manager-trainee for several weeks and receives in-depth on-the-job training. In addition, periodic training seminars are conducted for prospective new managers as well as existing store managers. Sales associates are trained on the job.

         For the three fiscal years ended January 28, 1995, the Registrant's business resulted from sales of the following principal products:

                                                                     Fiscal Year Ended
                                              -------------------------------------------------------------
                                              January 28,              January 29,               January 30,
 Principal Product                               1995                      1994                     1993
- ------------------                            -----------              -----------               -----------
 Fabric                                          49.2%                    47.3%                     45.7%
 Notions                                         20.8%                    19.1%                     21.2%
 Crafts                                          26.3%                    29.6%                     27.9%
 Other                                            3.7%                     4.0%                      5.2%

         In the fourth quarter of fiscal 1993, the Registrant decided to sell its retail housewares division, Cargo Express Stores, in order to more fully concentrate its Management's efforts on its core fabric business. As the Company was unable to locate a buyer, the decision was made in the fourth quarter of fiscal 1994 to liquidate this division. The sales information presented above excludes any effect of this housewares division, which has been classified as a discontinued operation since fiscal 1993.

         (b) The Registrant is a specialty retailer that operates retail stores in the fabric and craft industry.

         (c)  The following information is furnished in response to Item 101
              (c) and (d) of Regulation S-K.

         STATUS OF PRODUCT OR LINE OF BUSINESS. During the last fiscal year, there has been no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of the Registrant's assets.

         SOURCE AND AVAILABILITY OF RAW MATERIALS. There are various sources of supply available for each category of merchandise sold by the Registrant. The Registrant has no long-term purchase commitments with any of its suppliers. The Registrant imports approximately 14.3% of its purchases, which are bought in United States currency.

         PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Registrant does not own material patents, trademarks, licenses, franchises, and/or concessions.

         SEASONAL BUSINESS. The Company's business exhibits seasonality, which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low volume sales months of January through August. Working capital requirements also fluctuate during the year and reach their highest levels during the third and fourth fiscal quarters as the Company increases its inventory in anticipation of its peak selling season.

         DEPENDENCE ON SINGLE OR FEW CUSTOMERS. The Registrant is engaged in the retail sale of merchandise to the general public and, accordingly, no part of the business of the Registrant is dependent upon a single customer or a few customers. During the fiscal year ended January 28, 1995, no one store accounted for more than 1% of total sales.

         BACKLOG OF ORDERS. The Registrant is engaged in the retail sale of merchandise to the general public on a cash and carry basis and, accordingly, has no backlog of orders.

         COMPETITIVE CONDITIONS. The retail fabric and craft industry is highly competitive. The Registrant's stores compete with other specialty fabric and craft retailers, craft retailers and mass merchants on the basis of assortment, price and convenience. Some of the Registrant's competitors, particularly mass merchants may have greater financial and other resources than the Registrant. The retail fabric and craft industry is contracting and consolidating after several years of intense competition. With the acquisition of Cloth World in fiscal 1995, the Registrant became the leading national fabric and craft retailer with approximately twice as many stores as each of the next two largest fabric and craft retail competitors. In addition to its national competitors, the Registrant also competes with many individual retailers and regional chains.

         RESEARCH AND DEVELOPMENT. During the three fiscal years ended January 28, 1995, the Registrant has not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services that were company-sponsored or customer-sponsored.

         ENVIRONMENTAL DISCLOSURE. The Registrant is not engaged in manufacturing. Accordingly, the Registrant does not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have any material effects upon the capital expenditures, earnings or competitive position of the Registrant.

         NUMBER OF EMPLOYEES. The Registrant has approximately 17,600 permanent full-time and part-time employees, 16,800 of whom work in the Registrant's retail stores. Additional part-time employees are hired during peak selling periods. Approximately 300 employees in the Hudson distribution center are covered by a collective bargaining agreement with the United Steelworkers of America, Upholstery and Allied Industries Division. This agreement expires in May 1998. The Registrant considers its relationships with its employees to be good.

         FOREIGN OPERATIONS AND EXPORT SALE. Although the Registrant imports a significant percentage of its merchandise from foreign countries, the loss of any sources of supply from any of such foreign countries would not be material to the business of the Registrant. The Registrant had no export sales.

ITEM 2.  PROPERTIES
         ----------

         The Registrant's corporate offices and distribution center are located in an approximately

1,400,000 square foot Registrant-owned facility on approximately 120 acres in Hudson, Ohio. The distribution operations occupy approximately 1,000,000 square feet and an additional 100,000 square feet are used by the Registrant's corporate offices and a prototype store. The Registrant leases approximately 200,000 square feet of the facility to an unrelated third party and the remaining square footage is available for lease. The Registrant believes that the facility will meet its requirements for the foreseeable future. Adjacent to the Hudson facility, the Registrant owns approximately 150 acres of undeveloped land, which it holds for sale.

         Except as stated elsewhere in this Annual Report, the remaining properties occupied by the Registrant are leased retail store facilities that
are located primarily in high-traffic shopping centers.   All store leases are
operating leases generally for periods up to ten years with renewal options for up to twenty years. Certain retail store leases contain escalation clauses and in some cases provide for contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended January 28, 1995, the Registrant incurred $55,377,000 of expenses for store rentals.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Registrant is not a party to any pending legal proceedings other than (a) litigation fully covered by insurance or (b) commercial and other litigation not substantial in number or amount that is normally incidental to the operation of the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                      Executive Officers of the Registrant
                      ------------------------------------

         The information below is included in this report pursuant to instruction 3 to item 401 (b) of Regulation S-K.

         The Executive Officers of the Registrant are as follows:

            Name                                          Executive Office                                  Age
- ---------------------------         -----------------------------------------------------------           -------

 Alan Rosskamm                      Chief Executive  Officer  of the  Company for  more than  5 years, since  April 1993,  President, and  since July 1992,
                                    Chairman of the Board; prior to July 1992, President of the
                                    Company for more than 5 years.                                             45

 Robert Norton                      Vice Chairman of  the Board/Chief  Financial Officer  since
                                    March 1993;  Executive  Vice  President September  1988  to
                                    March 1993; Chief Financial  Officer since September  1987, and Chief Administrative Officer May 1990 to March 1993, of
                                    the Company.                                                               48

 Jane Aggers                        Executive Vice President, Merchandising and Marketing since
                                    April  1993; Senior  Vice  President,  General  Merchandise
                                    Manager    since   May   1990;   Vice   President,   Fabric
                                    Merchandising since April 1988, of the Company.                            46

 John Stec                          Senior Vice President, Real Estate of the Company for  more
                                    than 5 years.                                                              70

 Frederick Johnson                  Senior Vice President, Management Information Systems since
                                    March 1992; Vice President, Management  Information Systems
                                    from December 1989 to March 1992, of the Company.
                                                                                                               48

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

         The Registrant's common stock is traded on the New York Stock Exchange under the ticker symbol FCA. At the close of business on March 31, 1995, the Registrant had 999 shareholders of record.

         The quarterly high and low stock prices for the fiscal years 1995 and 1994 are presented in the table below:

 Fiscal Quarter Ended                                             High                    Low
- ----------------------------------------------------------------------------------------------------
 April 30, 1994                                                  $    17 3/8            $    15 5/8

 July 30, 1994                                                        15 1/2                 12 7/8

 October 29, 1994                                                     17 7/8                 11 3/4

 January 28, 1995                                                     17 3/4                 14 3/8



 Fiscal Quarter Ended                                             High                    Low
- ----------------------------------------------------------------------------------------------------
 May 1, 1993                                                     $    16 3/8            $    12 7/8

 July 31, 1993                                                            15                 12 5/8

 October 30, 1993                                                     15 5/8                     13

 January 29, 1994                                                         19                 15 5/8


         The Registrant intends to follow a dividend policy of retaining earnings for the operation and growth of its business. Payment of dividends in the future will be determined by the Registrant's Board of Directors in light of appropriate business conditions. The Registrant did not pay dividends on its common stock during fiscal 1995 and fiscal 1994.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

FINANCIAL SUMMARY
Fabri-Centers of America, Inc.

                                               January 28,       January 29,       January 30,       February 1,       February 2,
                                                  1995              1994              1993              1992              1991
Years ended                                    (52 weeks)        (52 weeks)        (52 weeks)        (52 weeks)        (53 weeks)
==================================================================================================================================
(Thousands of dollars, except per share data)

OPERATIONS
Net sales                                      $  677,279      $    582,071      $    574,120      $    441,978      $    368,608
Cost of goods sold                                378,593           329,950           329,058           233,580           202,758
Selling, general and administrative expenses      271,187           235,439           231,261           177,285           144,104
Interest expense, net                               8,418             5,547             5,522             2,870             3,599
Earnings from continuing operations
  before income taxes                              19,081            11,135             8,279            28,243            18,147
Income taxes                                        7,347             4,176             3,105            10,166             6,806
Earnings from continuing operations                11,734             6,959             5,174            18,077            11,341
Loss from discontinued operations                      --            (5,201)           (2,994)             (564)             (117)
Extraordinary item                                     --                --             2,052                --                --
Cumulative effect of accounting change                 --               399                --                --                --
Net earnings                                   $   11,734      $      2,157      $      4,232      $     17,513      $     11,224
- ---------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (a)
Earnings from continuing operations
     - Primary                                 $     1.26      $       0.75      $       0.54      $       1.96      $       1.44
     - Fully diluted                                 1.26              0.75              0.54              1.96              1.44
Average shares and equivalents outstanding      9,343,663         9,284,521         9,631,537         9,198,792         7,891,213
Book value                                          17.58             16.38             16.00             15.34             10.32
Shares outstanding, net of treasury             9,198,911         9,097,098         9,277,256         9,292,029         7,457,653
- ---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets                                 $  325,706      $    247,650      $    255,211      $    219,734      $    159,411
Merchandise inventories                           290,560           224,803           223,648           183,315           135,242
Property and equipment, net                        84,122            75,633            77,914            54,640            33,928
Total assets                                      427,304           340,373           351,619           284,060           204,593
Current liabilities                               127,459            80,195            93,584            97,781            71,959
Long-term debt                                     70,000            45,500            47,100            40,100            52,100
Convertible subordinated debentures                56,983            56,983            56,983                --                --
Total liabilities                                 265,585           191,361           203,145           141,537           127,610
Shareholders' equity                              161,719           149,012           148,474           142,523            76,983
Working capital                                   198,247           167,455           161,627           121,953            87,452
Working capital increase                           30,792             5,828            39,674            34,501            20,291
- ---------------------------------------------------------------------------------------------------------------------------------
GENERAL STATISTICS (FROM CONTINUING OPERATIONS)
Sales increase                                         16 %               1 %              30 %              20 %              14 %
Net earnings increase (decrease)                       69 %              34 %             (71 %)             59 %              27 %
Return on sales:
      Before income taxes                             2.8 %             1.9 %             1.4 %             6.4 %             4.9 %
      After income taxes                              1.7 %             1.2 %             0.9 %             4.1 %             3.1 %
Return on average shareholders' equity                7.6 %             4.7 %             3.6 %            16.5 %            15.6 %
Current ratio                                   2.56 to 1         3.09 to 1         2.73 to 1         2.25 to 1         2.22 to 1
Depreciation                                       11,945            10,053             8,045             5,627             4,831
Debt to capitalization                               44.0 %            40.7 %            41.2 %            22.0 %            40.4 %
Times interest earned (b)                            3.3x              3.0x              2.5x             10.8x              6.0x
Number of stores in operation                         964               655               693               664               617
- -----------------------------------------------------------------------------------------------------------------------------------
(a) Number of shares outstanding and per share data have been adjusted to reflect the three-for-two stock split in January 1991.
(b) Ratio of pre-tax earnings before interest, discontinued operation, extraordinary item and cumulative effect of accounting change to net interest expense.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Except where otherwise noted, Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the Company's continuing operations.

         On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97 million in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates that may be revised; however, the effect of any revisions on the results of operations for fiscal 1995 would not be material.


RESULTS OF OPERATIONS

         The following table shows the percentage of net sales for the periods indicated and the percentage change in dollar amounts from period to period of certain items included in the Consolidated Statements of Income.

                                                                                      Percentage Change
                                                        Percentage of Net Sales        From Prior Year
                                                       -------------------------------------------------------
                                                       1995        1994         1993       1994        1993
- --------------------------------------------------------------------------------------------------------------
 Net sales                                           100.0%       100.0%      100.0%      16.4%        1.4%
 Cost of goods sold                                   55.9         56.7        57.3       14.7         0.3

 Selling, general and administrative
   expenses                                           40.0         40.4        40.3       15.2         1.8

 Interest expense, net                                 1.3          1.0         1.0       51.8         0.5
                                                     -----        -----       -----
 Total expenses                                       97.2         98.1        98.6       15.3         0.9
                                                     -----        -----       -----
 Earnings from continuing operations before
  income taxes, extraordinary item and
  cumulative effect of accounting change               2.8          1.9         1.4       71.4        34.5

 Income taxes                                          1.1          0.7         0.5       75.9        34.5
                                                     -----        -----       -----
 Earnings from continuing operations before
 extraordinary item and cumulative effect of
 accounting change                                     1.7%         1.2%        0.9%      68.6%       34.5%
                                                     =====        =====       =====

         Net sales for fiscal 1995 increased 16.4%, or $95.2 million, to $677.3 million from $582.1 million in fiscal 1994, largely due to $86.2 million of sales generated from the Cloth World stores in the last seventeen weeks of the year. Fiscal 1995 net sales, excluding the Cloth World stores, increased $9.0 million, or 1.5%. Comparable store sales, which decreased during the first half of fiscal 1995, improved during the remainder of the year achieving an increase on a full-year basis of 1.0% over the prior year. The increase is primarily attributable to implementing a plan to improve customer service, enhance store presentation, and expand product assortment.
In fiscal 1995, the Company opened 38 superstores, acquired 342 Cloth World stores and closed 71 stores, many of which were in overlapping market areas, ending the year with 964 stores in operation, of which 804 were superstores. Fiscal 1996 net sales are expected to be significantly higher than in fiscal 1995 due to the acquisition of the Cloth World stores.

         Net sales for fiscal 1994 increased 1.4%, or $8.0 million, to $582.1 million compared to $574.1 million in fiscal 1993. The increase is primarily attributable to sales increases generated from a larger base of superstores that had been in operation for a full year, offset in part, by a moderation in sales promotion activity. In fiscal 1994, the Company opened 27 stores and closed 65 stores, ending the year with 502 superstores compared to 486 superstores at the end of fiscal 1993.

         Gross profit as a percentage of net sales was 44.1% in fiscal 1995, 43.3% in fiscal 1994, and 42.7% in fiscal 1993. The improvement in gross profit margins over the past two years primarily resulted from better management of product line profitability through reduced levels of promotional pricing and improved purchasing and inventory management.

         Selling, general and administrative expenses as a percentage of net sales were 40.0% in fiscal 1995, 40.4% in fiscal 1994, and 40.3% in fiscal 1993. The decline from fiscal 1994 to fiscal 1995 resulted from significantly lower information system development expenses offset in part by higher store level expenses directed at improving customer service. The increase from fiscal 1993 to fiscal 1994 was principally the result of higher operating costs associated with superstores and investment spending for new information systems offset by lower advertising expenses and cost savings from productivity improvements in the stores.

         Net interest expense was $8.4 million in fiscal 1995, $5.5 million in
fiscal 1994 and $5.5 million in fiscal 1993.   The increase in fiscal 1995 was
due primarily to higher interest rates on bank borrowings, in line with the general increase in short-term interest rates.

         The Company's effective income tax rate was 38.5% in fiscal 1995 compared to 37.5% in fiscal 1994 and 1993. The change in effective tax rate primarily resulted from an increase in the federal corporate income tax rates.

         Cargo Express Stores, the Company's retail housewares division, has been reported as a discontinued operation since fiscal 1993, when the Company adopted a plan for its sale and recorded an after-tax provision of $1.6 million. In the fourth quarter of fiscal 1994, the Company decided to liquidate the division and accordingly, an after-tax provision of $5.2 million, or $0.56 per share, was recorded for the loss on disposal and estimated operating losses to be incurred through date of disposal. No additional provision was necessary in fiscal 1995 to complete the liquidation of Cargo Express.

         In the first quarter of fiscal 1994, the Company recorded, as a cumulative effect of accounting change, a one-time benefit of $0.4 million, or $0.04 per share, from the adoption of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".

         In fiscal 1993, an extraordinary gain of $2.1 million, net of income tax provision of $1.2 million, resulted from the repurchase, at a discount, of $17.8 million of the Company's 6-1/4% convertible subordinated debentures, due March 1, 2002. This extraordinary gain increased fiscal 1993 earnings by $0.21 per share.

         Earnings from continuing operations before extraordinary item and cumulative effect of accounting change for fiscal 1995 increased 69%, or $4.8 million to $11.7 million from $6.9 million in fiscal 1994.

         Management believes that inflation has not had a significant effect on the growth of net sales or on earnings from continuing operations over the past three years.

         The Company's business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low volume sales months of January through August. Working capital requirements also fluctuate during the year and reach their highest levels during the third and fourth fiscal quarters as the Company increases its inventory in anticipation of its peak selling season.


LIQUIDITY AND CAPITAL RESOURCES

         The acquisition of the Cloth World stores significantly impacted the Company's balance sheet. Total assets increased $86.9 million to $427.3 million, at January 28, 1995, compared to $340.4 million at January 29, 1994. Working capital increased $30.7 million to $198.2 million, at fiscal year end 1995, compared to $167.5 million at the end of the prior year. The ratio of current assets to current liabilities declined to 2.6:1 at January 28, 1995
from 3.1:1 at January 29, 1994.   Debt to capitalization ratio increased to
44.0% at fiscal year end 1995 from 40.7% at the end of the prior year.

         The Cloth World acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made shortly after the end of fiscal 1995. Even with the cash outlay for the acquisition, the Company ended fiscal 1995 with only a $24.5 million increase in long-term debt. In addition, an offsetting $11.5 million was held in short-term investments. The liquidation of approximately $20 million of incompatible Cloth World inventory, as well as other operating activities contributed to the $64.3 million of cash generated from operations in fiscal 1995, a $51.5 million increase over the prior year.

         Capital expenditures were $11.7 million in fiscal 1995, $8.5 million in fiscal 1994, and $32.3 million in fiscal 1993. The change in expenditures among the years relates directly to the number of stores opened each year. For fiscal 1996, the Company expects to open approximately 45 superstores, close 35 smaller stores and convert 300 stores acquired from Cloth World to the Jo-Ann Fabrics and Crafts store format. Capital expenditures are expected to be approximately $28 million during fiscal 1996.

         As part of the conversion of former Cloth World stores, the product mix will be expanded to the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores. Merchandise inventories are expected to increase by approximately $30 million from year end 1995 levels.

         During fiscal 1995, the Company purchased 45,175 shares of its common stock for $0.7 million, primarily in the open market. These shares will be used to satisfy obligations under the Company's benefit plans and for other corporate purposes. The remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 997,025.

         The Company has a $200.0 million revolving credit facility with a group of eight banks that expires on September 29, 1997. The Company may borrow up to a maximum of $220.0 million, subject to further limitations during specified time frames, by utilizing funds available under this credit facility and other lines of credit. As of January 28, 1995, the Company had borrowings of $70.0 million under the revolving credit facility.

         The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and fund its capital expenditures for fiscal 1996.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
         ------------------------------------------

The following consolidated financial statements of the Registrant are included in Part II, Item 8:


Consolidated Balance Sheets - January 28, 1995 and January 29, 1994

Consolidated Statements of Income for the three fiscal years ended January 28, 1995

Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 28, 1995

Consolidated Statements of Cash Flows for the three fiscal years ended January 28, 1995

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
FABI-CENTERS OF AMERICA, INC.

                                                                                  JANUARY 28,                    JANUARY 29,
                                                                                     1995                           1994
==================================================================================================================================
(Thousands of dollars)

ASSETS

Current assets:
 Cash and cash equivalents                                                   $         21,887               $         7,715
 Merchandise inventories                                                              290,560                       224,803
 Prepaid expenses and other current assets                                             11,963                        11,009
 Deferred income taxes                                                                  1,296                         4,123
                                                                             ----------------               ---------------
Total current assets                                                                  325,706                       247,650

Property and equipment, at cost:
 Land                                                                                   1,975                         1,966
 Buildings                                                                             20,699                        20,052
 Furniture and fixtures                                                                77,982                        72,088
 Leasehold improvements                                                                33,525                        26,195
                                                                             ----------------               ---------------
                                                                                      134,181                       120,301
 Less accumulated depreciation and amortization                                        50,059                        44,668
                                                                             ----------------               ---------------
                                                                                       84,122                        75,633

Mortgage receivable                                                                     7,676                         7,926
Other assets                                                                            9,800                         9,164
                                                                             ----------------               ---------------

Total assets                                                                 $        427,304              $        340,373
                                                                             ================               ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $         96,738               $        62,309
 Accrued expenses                                                                      28,043                        11,375
 Accrued income taxes                                                                   2,678                         2,954
 Net liabilities of discontinued operation                                                  -                         3,557
                                                                             ----------------               ---------------
Total current liabilities                                                             127,459                        80,195

Long-term debt                                                                         70,000                        45,500
Convertible subordinated debentures                                                    56,983                        56,983
Deferred income taxes                                                                   9,818                         8,499
Other long-term liabilities                                                             1,325                           184

Shareholders' equity:
 Common stock                                                                             989                           975
 Additional paid-in capital                                                             72,921                        70,598
 Other                                                                                 (2,556)                       (1,896)
 Retained earnings                                                                     99,336                        87,602
                                                                             ----------------               ---------------
                                                                                      170,690                       157,279

 Treasury stock, at cost                                                               (8,971)                       (8,267)
                                                                             ----------------               ---------------

Total shareholders' equity                                                            161,719                       149,012
                                                                             ----------------               ---------------

Total liabilities and shareholders' equity                                    $       427,304               $       340,373
                                                                             ================               ===============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
FABRI-CENTERS OF AMERICA, INC.



<Capton>
                                                                JANUARY 28,        JANUARY 29,        JANUARY 30,
YEARS ENDED                                                         1995               1994               1993
=============================================================================================================================
(Thousands of dollars, except share and per share data)

Net sales                                                     $     677,279      $     582,071      $     574,120

Costs and expenses:
   Cost of goods sold                                               378,593            329,950            329,058
   Selling, general and administrative expenses                     271,187            235,439            231,261
   Interest expense, net                                              8,418              5,547              5,522
                                                              -------------      -------------      -------------
                                                                    658,198            570,936            565,841
                                                              -------------      -------------      -------------

Earnings from continuing operations before income taxes,
    extraordinary item and cumulative effect of accounting
    change                                                           19,081             11,135              8,279
Income taxes                                                          7,347              4,176              3,105
                                                              -------------      -------------      -------------

Earnings from continuing operations before extraordinary item
    and cumulative effect of accounting change                       11,734              6,959              5,174

Discontinued operations:
    Loss from operations, net of tax benefit of $860                      -                  -             (1,432)
    Provision for loss on disposal, including estimated operating losses to be incurred through disposal date of $691 and
      $1,562 (net of tax benefits of $3,121 and $938                      -             (5,201)            (1,562)
                                                              -------------      -------------      -------------
                                                                          -             (5,201)            (2,994)
                                                              -------------      -------------      -------------

Earnings before extraordinary item and cumulative effect of
   accounting change                                                 11,734              1,758              2,180

Extraordinary item:
   Gain on buyback of convertible subordinated debentures
       net of tax provision of $1,231                                     -                  -              2,052
Cumulative effect of accounting change                                    -                399                  -
                                                              -------------      -------------      -------------

Net earnings                                                         11,734      $       2,157      $       4,232
                                                              =============      =============      =============

Earnings (loss) per common share:
   Earnings from continuing operations                        $        1.26      $        0.75      $        0.54
   Loss from discontinued operations                                      -              (0.56)             (0.31)
                                                              -------------      -------------      -------------

Earnings before extraordinary item and cumulative effect of
      accounting change                                                1.26               0.19               0.23

Extraordinary item                                                        -                  -               0.21
Cumulative effect of accounting change                                    -               0.04                  -
                                                              -------------      -------------      -------------

Net earnings                                                  $        1.26      $        0.23      $        0.44
                                                              =============      =============      =============

Average shares and equivalents outstanding                        9,343,663          9,284,521          9,631,537


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FABRI-CENTERS OF AMERICA, INC.


                                                           JANUARY 28,              JANUARY 29,              JANUARY 30,
YEARS ENDED                                                    1995                     1994                     1993
=============================================================================================================================
(Thousands of dollars)

COMMON STOCK AT STATED VALUE

     Balance at beginning of year                          $      975               $      969               $      962
     Exercise of stock options                                      5                       13                        7
     Issuance of restricted stock awards                           10                        1                        4
     Cancellation of restricted stock awards                       (1)                      (8)                      (4)
                                                           ----------               ----------               ----------
     Balance at end of year                                       989                      975                      969
- -----------------------------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL

     Balance at beginning of year                              70,598                   70,804                   67,976
     Exercise of stock options                                    491                    1,202                      519
     Issuance of restricted stock awards                        1,636                      135                    1,580
     Cancellation of restricted stock awards                     (103)                  (1,747)                    (481)
     Issuance of treasury shares                                    -                        6                      166
     Tax benefit on options exercised                             299                      198                    1,044
                                                           ----------               ----------               ----------
     Balance at end of year                                    72,921                   70,598                   70,804
- -----------------------------------------------------------------------------------------------------------------------------

OTHER

     Balance at beginning of year                              (1,896)                  (3,692)                  (3,606)
     Issuance of restricted stock awards                       (1,646)                    (136)                  (1,584)
     Cancellation of restricted stock awards                       93                    1,011                      331
     Amortization of restricted stock awards                      893                      921                    1,167
                                                           ----------               ----------               ----------
     Balance at end of year                                    (2,556)                  (1,896)                  (3,692)
- -----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS

     Balance at beginning of year                              87,602                   85,445                   81,213
     Net earnings                                              11,734                    2,157                    4,232
                                                           ----------               ----------               ----------
     Balance at end of year                                    99,336                   87,602                   85,445
- -----------------------------------------------------------------------------------------------------------------------------

TREASURY STOCK

     Balance at beginning of year                              (8,267)                  (5,052)                  (4,022)
     Repurchase of common stock                                  (704)                  (3,308)                  (1,318)
     Issuance of treasury shares                                    -                       93                      288
                                                           ----------               ----------               ----------
     Balance at end of year                                    (8,971)                  (8,267)                  (5,052)
- -----------------------------------------------------------------------------------------------------------------------------

     Shareholders' equity                                  $  161,719               $  149,012               $  148,474
=============================================================================================================================



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FABRI-CENTERS OF AMERICA, INC.

                                                                         JANUARY 28,        JANUARY 29,        JANUARY 30,
YEARS ENDED                                                                  1995               1994               1993
=============================================================================================================================
(Thousands of dollars)

Operating activities:
   Net earnings                                                        $      11,734      $       2,157      $       4,232
   Additions (deductions) not requiring cash:
       Extraordinary gain before income tax provision                              -                  -             (3,283)
       Cumulative effect of accounting change                                      -               (399)                 -
       Provision for loss on discontinued operation                                -              8,322              2,500
       Cancellation of restricted stock awards                                   (11)              (744)              (154)
       Depreciation and amortization and other noncash expenses               13,978             12,138             11,120
       Deferred income taxes                                                   4,146                184              2,943
       (Gain) loss on disposal of fixed assets                                   (70)               699              1,042
   Working capital changes, net of acquisition of Cloth World:
           Merchandise inventories                                            28,499             (1,155)           (40,333)
           Prepaid expenses and other current assets                           2,905                350             (3,626)
           Net liabilities of discontinued operation                          (3,557)             8,135             (5,292)
           Accounts payable                                                    3,921            (17,968)               154
           Accrued expenses                                                    3,020               (961)               813
           Accrued income taxes                                                 (276)             1,983             (5,164)
                                                                       ---------------------------------------------------
Net cash provided by (used for) operating activities                          64,289             12,741            (35,048)

Investing activities:
   Capital expenditures                                                      (11,740)            (8,491)           (32,295)
   Acquisition of Cloth World, net of cash acquired (A)                      (61,829)                 -                  -
   Assets held for sale                                                            -                  -              9,453
   Mortgage receivable                                                           250                375             (8,301)
   Other, net                                                                 (1,034)               182                519
                                                                       ---------------------------------------------------
Net cash used for investing activities                                       (74,353)            (7,934)           (30,624)

Financing activities:
    Proceeds from long-term debt                                              89,500             46,000             25,300
    Repayment of long-term debt                                              (65,000)           (47,600)           (18,300)
    Proceeds from sale of convertible subordinated debentures, net                 -                  -             72,813
    Repurchase of convertible subordinated debentures                              -                  -            (14,049)
    Other long-term liabilities                                                  (56)               (26)               (87)
    Proceeds from exercise of stock options                                      496              1,215                526
    Repurchase of common stock                                                  (704)            (3,308)            (1,318)
                                                                       ---------------------------------------------------
Net cash provided by (used for) financing activities                          24,236             (3,719)            64,885

Net increase (decrease) in cash                                               14,172              1,088               (787)
Cash and cash equivalents at beginning of year                                 7,715              6,627              7,414
                                                                       ---------------------------------------------------
Cash and cash equivalents at end of year                               $      21,887      $       7,715      $       6,627
                                                                       ===================================================
Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the year for:
       Interest                                                        $       8,834      $       7,584      $       4,726
       Income taxes                                                    $       3,927      $      (3,516)     $       5,725

(A) Acquisition of Cloth World, net of cash acquired
       Working capital, other than cash                                $     (57,154)
       Property and equipment                                                 (9,540)
       Other assets                                                              (42)
       Payable to Brown Group Inc.                                             3,710
       Other liabilities                                                       1,197
                                                                       -------------
       Net cash used to acquire Cloth World                            $     (61,829)
                                                                       =============
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company"). These statements present the Company's Cargo Express Stores division as a discontinued operation, which ceased operation in the first quarter of fiscal 1995. Except where otherwise noted, the Notes to Consolidated Financial Statements pertain to the Company's continuing operations. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. At January 28, 1995, the Company held cash equivalents of $11.5 million stated at cost. No cash equivalents were held at January 29, 1994.

FINANCIAL INSTRUMENTS

The Company believes that the carrying value of cash equivalents approximates their fair value. All other financial instruments are considered to have a fair value which approximates carrying value at January 28, 1995, unless otherwise specified.
         The Company occasionally enters into interest rate swap and interest rate cap agreements to hedge against interest rate risk. The interest differentials from these swaps and caps are recorded as interest expense as incurred.

STORE OPENING EXPENSES

Store opening expenses are charged to operations as incurred, which is generally the same period that the store is opened.

PROPERTY AND EQUIPMENT

Depreciation of buildings, furniture and fixtures, and leasehold improvements is provided principally by the straight-line method. The major classes of assets and ranges of annual depreciable rates are as follows:

         Buildings                         2-1/2% - 10%
         Furniture and fixtures            6-2/3% - 20%
         Leasehold Improvements            6-2/3% - 20%

Maintenance and repair expenditures are charged to expense as incurred and betterments and major renewals are capitalized.

INTANGIBLE ASSETS

Other assets includes the value assigned for trade names, favorable lease interest, and other intangible assets acquired in connection with purchased businesses totalling $4,781,000 and $5,622,000 as of fiscal year end 1995 and 1994, respectively, and are being amortized primarily on a straight-line basis over 3 to 20 years. Amortization expense was $841,000, $844,000, and $820,000 in fiscal 1995, 1994, and 1993, respectively.

RECLASSIFICATIONS

Certain amounts in the fiscal 1994 and fiscal 1993 financial statements have been reclassified in order to conform with the presentation for fiscal 1995.

STORE INVENTORIES

Store physical inventories are taken on a cycle basis throughout the fiscal year. Store inventories subsequent to the physical inventory are charged at cost for shipments of merchandise to the stores and are relieved at cost for the sale of merchandise.

INCOME TAXES

Effective January 31, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred taxes are determined based on estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities giving consideration to enacted tax laws. As permitted by SFAS 109, the Company has elected not to restate the financial statements for any prior years.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Approximately 99 percent and 97 percent of inventories were valued using the last-in, first-out
(LIFO) method at January 28, 1995 and January 29, 1994, respectively. The value of inventories stated on the LIFO method at January 28, 1995 and January 29, 1994 are not materially different from their current cost.
         During fiscal 1993, reductions in inventory quantities resulted in the liquidation of certain LIFO inventory layers. The effect of the liquidation was to increase net earnings by approximately $320,000, or $0.03 per share in fiscal 1993. There was no material effect on net earnings from the liquidation of LIFO inventories in fiscal 1995 or fiscal 1994.


NOTE 3 - MORTGAGE RECEIVABLE

In fiscal 1993, the Company sold its former headquarters and distribution center to an unrelated third party for cash and a long-term promissory note due 2003. The promissory note bears interest at a rate of 5.5 percent through April 30, 1995, 6.0 percent from May 1, 1995 through April 30, 1998, 8.0 percent from May 1, 1998 through April 30, 2001 and 9.0 percent thereafter. This note is secured by a purchase money mortgage.

NOTE 4 - LEASES

Principally all of the Company's retail stores operate out of leased facilities. All store leases are operating leases generally for periods up to ten years with renewal options for up to twenty years. Certain leases contain escalation clauses, and in some cases, provide for contingent rents based on a percent of sales in excess of defined minimums. The Company in certain instances is required to pay its prorata share of real estate taxes and common area maintenance expenses. The Company also leases certain store fixtures generally under five-year lease terms.

         The following is a schedule of future minimum rental payments under non-cancelable operating leases as of January 28, 1995:

                                                                                                  Minimum
 Fiscal Year                                                                                      Rentals
- -------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)

 1996                                                                                             $    66,007
 1997                                                                                                  64,174
 1998                                                                                                  62,002
 1999                                                                                                  58,541
 2000                                                                                                  54,691
 Thereafter                                                                                           132,420
                                                                                                  -----------
                                                                                                  $   437,835
                                                                                                  ===========

Rent expense was as follows:


 Fiscal Year                              1995                         1994                        1993
- -------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)

 Minimum rentals                         $   57,081                  $    49,425                  $    41,735
 Contingent rentals                           1,286                        1,384                        2,365
 Less:
     Sublease rentals                       (1,397)                      (1,375)                        (484)
                                         ----------                   ----------                  -----------
                                         $   56,970                   $   49,434                  $    43,616
                                         ==========                   ==========                  ===========


         The Company has entered into lease commitments for new stores to be opened after January 28, 1995. The aggregate minimum rentals applicable to these locations, which are included in the future minimum rental payments, amount to $6,309,000.

NOTE 5 - CAPITAL STOCK

The following table details the common stock activity for fiscal 1995 and fiscal 1994:

                                             $0.10 Common Stock
                                      -------------------------------------
                                             Shares
                                           Outstanding           Shares
                                         Net of Treasury      in Treasury
- ---------------------------------------------------------------------------
 Balance at January 31, 1993                   9,277,256            415,758

   Exercise of stock options                     123,242                ---
   Issuance of restricted stock                   10,000                ---
   Cancellation of restricted stock              (79,750)               ---
   Treasury stock acquired                      (233,650)           233,650
                                               ---------            -------

 Balance at January 29, 1994                   9,097,098            649,408

   Exercise of stock options                      48,988                ---
   Issuance of restricted stock                  104,000                ---
   Cancellation of restricted stock               (6,000)               ---
   Treasury stock acquired                       (45,175)            45,175
                                               ---------            -------
 Balance at January 28, 1995                   9,198,911            694,583
                                               =========            =======

         During fiscal years 1995 and 1994, the Company acquired 45,175 and 233,650 shares, respectively, of its common stock to be held in treasury and used for delivery upon exercise of stock options that have been or may be granted, for the Company matching contributions to the Employees' Savings and Profit Sharing Plan, and for other appropriate corporate purposes.
         At January 28, 1995 and January 29, 1994, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding and 75,000,000 shares of common stock authorized for issuance.

SHAREHOLDERS' RIGHTS PLAN

The Company's Shareholders' Rights Plan, adopted by the Board of Directors on October 23, 1990 and amended March 9, 1992, issued to the shareholders one right for each share of common stock outstanding. The rights are exercisable only if a person or group buys, or announces a tender offer for, 20 percent or more of the Company's common stock, or the Board of Directors declares a person or group to be an "adverse person." When exercisable, each right will initially entitle a holder to purchase one share of the Company's common stock for $211.50. If at any time after the rights become exercisable, the Company is acquired in a merger or certain other business transactions occur, each right would then enable the holder to buy one common share of the acquiring company, or under certain circumstances, one share of common stock of the Company, for $1.00. The rights, which do not have voting privileges, expire in 2000, but may be redeemed by action of the Board prior to that time, under certain circumstances, for $0.01 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

In March 1992, the Company issued $74,750,000 of 6-1/4 percent convertible subordinated debentures due March 1, 2002. Interest is payable semi-annually on March 1 and September 1. The debentures are convertible by a holder into shares of the Company's common stock at a conversion price of $48-3/4 per share. These debentures are subject to redemption, at the option of the Company, in whole or in part, at a redemption price of 104.5 percent of the principal amount, which decreases in equal increments annually through March 1, 1999, and remains at 100 percent thereafter. The Company had incurred approximately $1.9 million in debt issuance costs which were deferred and are being amortized over the ten-year term of the debentures. At January 28, 1995, the fair value of these debentures was $43,877,000 based upon quoted market price for the same issue.
         During fiscal 1993, the Company repurchased, at a discount, $17,767,000 of the debentures resulting in an after-tax gain of $2,052,000 or $0.21 per share, which includes the write-off of unamortized issuance costs of $435,000.


NOTE 7 - RESTRICTED STOCK AWARDS

During fiscal 1995, the shareholders approved the 1994 Executive Incentive Plan that succeeds the Executive Incentive Plan that expired January 29, 1994.
Under these plans, 650,250 shares of common stock have been reserved that may be awarded to executive officers and senior management personnel. For the fiscal year ended January 28, 1995, 248,250 restricted shares were outstanding under the plans. The vesting periods for these restricted shares are generally five years with all rights to such restricted stock terminating without any payment of consideration by the Company unless the grantee remains in the continuous employment of the Company throughout the vesting period. Unearned compensation resulting from the issuance of shares under this plan is being amortized over the vesting periods and the unamortized portion has been reflected as a reduction of shareholders' equity. At January 28, 1995, 402,000 shares of common stock are available for future awards under the 1994 Executive Incentive Plan.


NOTE 8 - STOCK OPTION PLAN

Nonqualified and incentive stock options have been granted to certain officers and key employees under the Company's 1990 Employee Stock Option and Stock Appreciation Rights Plan ( the "Plan") at prices not less than fair market value of the common stock at the date of grant. The Plan also permits the granting of stock appreciation rights, with respect to all or part of the common stock subject to any option granted under this plan. The options and stock appreciation rights become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire ten years after the date of the grant. During fiscal 1995, the Company's shareholders approved an amendment to the Plan which increased by 750,000 the number of shares with respect to which options may be granted and limited at 100,000 shares the number of nonqualified options, stock appreciation rights and incentive stock options which may be granted to any one individual in any single year.

         The following is a summary of stock option and stock appreciation rights ("SAR") activity:

                                                      Shares                       Option Price
                                             --------------------------
                                             Options           SAR                  Per Share
- ----------------------------------------------------------------------------------------------------
 Outstanding at February 2, 1992                774,617             ---        $  4.75   -   $ 46.13

   Granted                                      707,800             ---          10.63   -     41.44
   Exercised                                    (36,861)            ---           4.75         30.44
   Cancelled                                   (126,088)            ---           8.42   -     42.01
                                              ---------       ---------

 Outstanding at January 30, 1993              1,319,468             ---           4.75   -     46.13

   Granted                                      255,500             ---          13.31   -     17.44
   Exercised                                   (123,242)            ---           4.75         15.83
   Cancelled                                   (207,872)            ---           8.83   -     46.00
                                              ---------       ---------

 Outstanding at January 29, 1994              1,243,854             ---           4.75   -     46.13

   Granted                                      328,800             ---          12.69   -     17.44
   Exercised                                    (48,988)            ---           4.75         17.25
   Cancelled                                    (96,239)            ---           5.00   -     46.00
                                              ---------       ---------

 Outstanding at January 28, 1995              1,427,427             ---           4.75   -     46.13
                                              =========       =========

 Exercisable                                    661,027             ---           4.75   -     46.13
 Reserved for future option and                                       -
   SAR grants                                   695,448         695,448

                 In addition, under the 1988 Stock Option Plan for Non-Employee Directors, the Company may grant stock options for up to 150,000 shares of Company common stock at prices not less than the fair market value of the common stock at the date of grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service after the date of grant and generally expire ten years after the date of the grant. During fiscal 1995, 20,000 stock options were granted at $14.88 per share and no stock options were exercised. During fiscal 1993, 15,000 stock options were granted at $34.06 per share and 30,000 were exercised at $5.05. No stock options were granted or exercised during fiscal 1994. At January 28, 1995, 75,000 stock options remain outstanding, of which 43,750 are currently exercisable and 40,000 options are reserved for future grants.

NOTE 9 - EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN AND POSTRETIREMENT BENEFITS

The Company sponsors a tax-deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 10 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of Company common stock, up to a maximum employee contribution of 4 percent of the employee's compensation. Employer contributions of Company common stock have been made through the issuance of shares out of the treasury or by purchasing shares on the open market. The amount of the Company's matching contribution in fiscal year 1995, 1994, and 1993 was approximately $600,000, $516,000 and $536,000, respectively. Plan assets included 255,781 and 214,162 shares of the Company's common stock at January 28, 1995, and January 29, 1994, respectively.

         The Company does not provide postretirement health care benefits. Therefore, Statement of Financial Accounting Standards (SFAS) 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," has no impact on the Company's financial position or results of operations.


NOTE 10 - LONG-TERM DEBT

On September 30, 1994, the Company entered into a $200 million three-year revolving credit agreement (the Credit Facility) with a group of eight banks (the Bank Group). The Company pays a facility fee on the revolving credit commitment amount and pays a commitment fee on the unused portion of the Credit Facility each of which range from .125 percent to .25 percent based on the achievement of specified ranges of certain financial covenants. Interest on borrowings under the Credit Facility is payable at an applicable margin over prime, federal funds or LIBOR rates. The applicable margin ranges between .5 percent and 2.5 percent, based on the achievement of specified ranges of certain financial covenants.
         The Credit Facility contains certain financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as, require the Company to maintain a minimum defined current ratio, working capital, tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. The maximum allowable combined outstanding debt for the Credit Facility and additional bank borrowings is $220 million, subject to limitations of revolving credit borrowings during specified time frames throughout the commitment period.
         The Company has an interest rate cap agreement with one of the banks in the Bank Group. The interest rate cap establishes a maximum interest rate payable when the variable rate exceeds a certain rate. At January 29, 1994 the total notional amount under the interest rate cap was $20 million, having a capped LIBOR rate of 8 percent, terminating October 7, 1996. The Company has an interest rate swap agreement under which it pays to the counter-party interest at a fixed rate of 7.3 percent and the counter-party pays to the Company at a variable rate based on LIBOR, on a current notional amount of $10 million, terminating October 7, 1996.
         During 1995, the Company's weighted average interest rate and weighted average borrowings under the current and former revolving credit facility were
5.56 percent and $65.6 million, respectively, versus 4.00 percent and $68.0 million during fiscal 1994 and 4.06 percent and $33.6 million during fiscal 1993.

NOTE 11 - INCOME TAXES

Effective January 31, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." The cumulative effect of the accounting change increased net earnings for fiscal 1994 by $399,000 or $0.04 per share.
         The significant components of income tax expense are as follows:

 Fiscal Year                      1995            1994            1993
- ---------------------------------------------------------------------------
 (Thousands of dollars)

 Current:
 Federal                        $  2,763        $  3,029        $    112
          State and local            438             442             433
                                --------        --------        --------
                                   3,201           3,471             545

 Deferred                          4,146             705           2,560
                                --------        --------        --------
 Total income tax expense       $  7,347        $  4,176        $  3,105
                                ========        ========        ========

The reconciliation of income tax at the statutory rate to total income tax expense is as follows:


 Fiscal Year                      1995            1994            1993
- ------------------------------------------------------------------------
 (Thousands of dollars)
 Federal income tax at the
     statutory rate             $  6,678        $  3,786        $  2,815
 Effect of:
  State and local taxes              285             292             286
  Other, net                         384              98               4
                                --------        --------        --------
 Provision for income taxes     $  7,347        $  4,176        $  3,105
                                ========        ========        ========

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    Asset/(Liability)
                                              --------------------------
 Fiscal Year                                    1995               1994
- ------------------------------------------------------------------------
 (Thousands of dollars)

 Current
 -------------------------------------
 Deferred tax assets:
   Inventory items                            $     893          $    ---
   Benefit programs                                 795             1,202
   Reserve for discontinued operations              455             3,309
   Other                                             96               151
                                              ---------          --------
                                                  2,239             4,662
 Deferred tax liabilities:
   Basis difference in net assets acquired         (631)              ---
   Real estate taxes                                (65)             (195)
   Personal property taxes                         (126)             (271)
   Other taxes                                     (121)              (73)
                                              ---------          --------
                                                   (943)             (539)
                                              ---------          --------
 Net current deferred taxes                   $   1,296          $  4,123
                                              =========          ========
 Non-current
 ---------------------------------------
 Deferred tax assets:
   Unearned compensation                            982          $    809
   Other                                            178               180
                                              ---------          --------
                                                  1,160               989
 Deferred tax liabilities:
   Depreciation                                 (10,307)           (9,455)
   Basis difference in net assets acquired         (638)              ---
   Other                                            (33)              (33)
                                              ---------          --------
                                                (10,978)           (9,488)
                                              ---------          --------
 Net non-current deferred taxes               $  (9,818)         $ (8,499)
                                              =========          ========

The Company did not record any valuation allowances against deferred tax assets as of January 28, 1995 and January 29, 1994.


NOTE 12 - EARNINGS PER SHARE

Earnings per share are computed by dividing net earnings by the weighted average number of shares and share equivalents outstanding during each period. Share equivalents represent the incremental effect from the assumed exercise of dilutive stock options using the treasury stock method.

         The following table presents information necessary to calculate primary earnings per share for the periods presented.

 Fiscal Year                         1995          1994          1993
- ------------------------------------------------------------------------

 Shares outstanding:

 Weighted average shares
   outstanding                     9,156,526     9,079,127     9,328,225
 Share equivalents                   187,137       205,394       303,312
                                   ---------     ---------     ---------
 Primary shares outstanding        9,343,663     9,284,521     9,631,537
                                   =========     =========     =========

         The computation of fully diluted earnings per share assumes both the exercise of dilutive stock options as well as the conversion of the Company's 6-1/4% convertible subordinated debentures. For the fiscal years 1995, 1994 and 1993, fully diluted earnings per share are the same as primary earnings per share due to the computation producing an anti-dilutive result.

NOTE 13 - CLOTH WORLD ACQUISITION

On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97 million in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates which may be revised; however, the effect of any revisions on the results of operations for fiscal 1995 would not be material.
         Cloth World, with fiscal 1994 sales of $224 million, operated 342 specialty fabric stores in 26 states with a concentration in the southern half of the United States.
         Summarized below are the unaudited consolidated results of operations of the Company, including Cloth World on a pro forma basis, as if Cloth World had been acquired as of the beginning of the periods presented:

 Fiscal Year                                            1995            1994
- -------------------------------------------------------------------------------
 (Thousands of dollars, except per share data)

 Net sales                                            $ 817,695       $ 806,137

 Earnings from continuing operations before
  cumulative effect of accounting change              $  11,466       $   7,706

 Net earnings                                         $  11,466       $   2,904

 Earnings per common share:
  Earnings from continuing operations before
    cumulative effect of accounting change            $    1.23       $    0.83
  Net earnings                                        $    1.23       $    0.31

The pro forma financial information above is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Cloth World acquisition been consummated at the beginning of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect synergies that might be achieved from combined operations.


NOTE 14 - DISCONTINUED OPERATION

In December 1993, the Company adopted a plan to liquidate its retail housewares division, Cargo Express Stores ("Cargo Express"), which has been reported as a discontinued operation since fiscal 1993, when the Company adopted a plan for its sale. The net loss related to Cargo Express in fiscal 1993 was $2,994,000, net of tax benefit, or $0.31 per share, representing operating losses and additional costs to be incurred through the disposal date. In the fourth quarter of fiscal 1994, the Company decided to liquidate the division and accordingly an after-tax provision of $5,201,000, or $0.56 per share, was recorded primarily for the write-off of fixed assets and estimated costs to complete the liquidation, including estimated operating losses to be incurred through the disposal date of $691,000, or $0.07 per share. During the first quarter of fiscal 1995, the Company completed the liquidation of Cargo Express which did not require the recognition of any additional gain or loss.
         Net sales for Cargo Express were $5,381,000, $51,334,000, and $39,690,000 for fiscal years 1995, 1994, and 1993, respectively. Assets and liabilities of the division have been classified on the balance sheets as net liabilities of discontinued operation. These net liabilities consisted primarily of inventory, fixed assets, operating liabilities, and accrued losses to be incurred for the write-off of fixed assets and estimated costs to complete the liquidation. Interest had been allocated to Cargo Express based on a calculation considering the Company's cost of capital and the average working capital and net fixed assets of Cargo Express.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             First        Second          Third          Fourth
 Fiscal 1995                                               Quarter        Quarter        Quarter         Quarter
- -----------------------------------------------------------------------------------------------------------------
 (Thousands of dollars, except per share data)

 Net sales                                               $  132,676     $  112,851     $  175,434      $  256,318

 Gross profit                                            $   56,252     $   48,883     $   79,690      $  113,861

 Net earnings (loss)                                     $   (1,256)    $   (5,199)    $    4,075      $   14,114

 Primary earnings (loss) per common share (c)            $    (0.13)    $    (0.56)    $     0.44      $     1.50
 Fully diluted earnings (loss) per common share (c)      $    (0.13)    $    (0.56)    $     0.44      $     1.38

                                                             First        Second          Third          Fourth
 Fiscal 1994                                                Quarter       Quarter        Quarter         Quarter
- -----------------------------------------------------------------------------------------------------------------
 (Thousands of dollars, except per share data)

 Net sales                                               $  139,751     $  113,151     $  147,104      $  182,065
 Gross profit                                            $   55,951     $   48,274     $   66,329      $   81,567
 Earnings (loss) from continuing operations before
   cumulative effect of accounting change                $   (1,684)    $   (5,433)    $    3,536      $   10,540
 Loss from discontinued operation, net of taxes (a)             ---            ---            ---          (5,201)
                                                         ----------     ----------     ----------      ----------
 Earnings (loss) before cumulative effect of
   accounting change                                         (1,684)        (5,433)         3,536           5,339
 Cumulative effect of accounting change (b)                     399            ---            ---             ---
                                                         ----------     ----------     ----------      ----------
 Net earnings (loss)                                     $   (1,285)     $  (5,433)    $    3,536      $    5,339
                                                         ==========      =========     ==========      ==========

 Earnings (loss) per common share: (c) (d)
   Earnings (loss) from continuing operations
     before cumulative effect of accounting change       $    (0.18)     $   (0.59)    $     0.38      $     1.13
   Loss from discontinued operation                             ---            ---            ---           (0.56)
                                                         ----------      ---------     ----------      ----------

   Earnings (loss) before cumulative effect of
    accounting change                                          (0.18)         (0.59)          0.38           0.57
   Cumulative effect of accounting change                       0.04            ---            ---            ---
                                                         -----------    -----------    -----------     ----------
   Net earnings (loss)                                   $     (0.14)   $     (0.59)   $      0.38     $     0.57
                                                         ===========    ===========    ===========     ==========


(a) Represents the after-tax provision for loss on disposal of $4,510 ($0.49 per share) and estimated after-tax operating losses to be incurred through the disposal date of $691 ($0.07 per share). See Note 14.
(b) Represents the cumulative effect of the adoption of SFAS 109 "Accounting for Income Taxes". See Note 11.
(c) Primary and fully diluted earnings per common share calculations for each quarter are based on the weighted average number of shares and share equivalents outstanding during each respective quarter. Thus, the sum of quarterly earnings per share amounts may not necessarily be equal to the full-year earnings per common share. See Note 12.
(d) Fully diluted earnings per share are the same as primary earnings per share for each quarter of fiscal 1994 due to the computations of fully diluted earnings per share producing anti-dilutive results. See Note 12.

REPORT OF MANAGEMENT

TO THE SHAREHOLDERS OF FABRI-CENTERS OF AMERICA, INC.

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended January 28, 1995, January 29, 1994 and January 30, 1993. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with generally accepted accounting principles, based on our best estimates and judgements and giving due consideration to materiality.
     The Company maintains accounting and control systems which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce records adequate for preparation of financial information. There are limits inherent in all systems of internal control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe our system provides this appropriate balance.
     The Board of Directors pursues its responsibility for these financial statements through the Audit Committee, composed exclusively of outside directors. The committee meets periodically with management, internal auditors and our independent public accountants to discuss the adequacy of financial controls, the quality of financial reporting, and the nature, extent and results of the audit effort. Both the internal auditors and independent public accountants have private and confidential access to the Audit Committee at all times.





Alan Rosskamm                                   Robert Norton
Chairman of the Board,                          Vice Chairman of the Board
President and Chief Executive Officer           and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF FABRI-CENTERS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Fabri-Centers of America, Inc. (an Ohio corporation) and subsidiaries as of January 28, 1995, and January 29, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fabri-Centers of America, Inc. and subsidiaries as of January 28, 1995, and January 29, 1994, and the result of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.




Arthur Andersen LLP
Cleveland, Ohio,
March 1, 1995.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the caption "Nominees to the Board of Directors" in the Registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 will be incorporated herein by reference to the information set forth under the caption "Director's and Executive Compensation" in the Registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 will be incorporated herein by reference to the information set forth under the captions, "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Registrant's definitive proxy statement for its 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

    The following consolidated financial statements of the Registrant are included in Part II, Item 8:

        Consolidated Balance Sheets - January 28, 1995 and January 29, 1994

        Consolidated Statements of Income for the three fiscal years ended January 28, 1995

        Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 28, 1995

        Consolidated Statements of Cash Flows for the three fiscal years ended January 28, 1995

        Notes to Financial Statements

        Report of Independent Public Accountants

    2.  Financial Statement Schedules

        Selected Quarterly Financial Data for the Fiscal Years Ended January 28, 1995, and January 29, 1994 are included in Part II, Item 8

    All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, because the amounts involved are not significant or because the required subject matter is not applicable to the Registrant.

    3.  Exhibits

    See the Exhibit Index at sequential page 36 of this report.

(b)  Reports on Form 8-K.

During the quarter ended January 29, 1995, the Registrant filed a report on Form 8-K/A No. 1 dated December 12, 1994 as an amendment to the Form 8-K dated October 2, 1994. The Registrant reported under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") the required financial statements and pro forma financial information related to the acquisition of Cloth World, a division of Brown Group Inc. This report also updated and filed certain documents.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 FABRI-CENTERS OF AMERICA, INC.

                 By: /s/Alan Rosskamm                           April 24, 1995
                     -------------------------------------
                     Alan Rosskamm
                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             Signature Title                          Date
                           -----------------------------------    ------------

 /s/Alan Rosskamm          Chairman of the Board and Director
 ---------------------
 Alan Rosskamm             (Chief Executive Officer)


 /s/Robert Norton*         Vice Chairman and Director
 ---------------------
 Robert Norton             (Chief Accounting Officer)


 /s/Betty Rosskamm*        Director
 --------------------
 Betty Rosskamm


 /s/Alma Zimmerman*        Director
 --------------------
 Alma Zimmerman


 /s/Samuel Krasney*        Director                               April 24, 1995
 --------------------
 Samuel Krasney


 /s/Scott Cowen*           Director
 --------------------
 Scott Cowen


 /s/Frank Newman*          Director
 --------------------
 Frank Newman


 /s/Ira Gumberg*           Director
 --------------------
 Ira Gumberg


         The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Fabri-Centers of America, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.



                 *By: /s/Alan Rosskamm                            April 24, 1995
                      --------------------------------
                      Alan Rosskamm, Attorney-in-Fact

                                      FABRI-CENTERS 0F AMERICA, INC.

                            FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                                               EXHIBIT INDEX
    Official                                                                                      Sequential
   Exhibit No.          Description                                                                Page No.
- -----------------      -----------------------------------------------------------------------   -------------
        2               Asset Purchase Agreement among Fabri-Centers of America, Inc.,                ***
                        FCA of Ohio, Inc., Brown Group, Inc. and Cloth World, Inc. dated
                        August 24, 1994

        3         (a)   Amended Articles of Incorporation                                              *

        3         (b)   Amended Regulations                                                            *

        4         (a)   Rights Agreement, dated October 23, 1990, by and between the                   *
                        Registrant and Ameritrust Company National Association, as
                        rights agent

        4         (b)   Form of Indenture, dated as March 13, 1992, between the                       **
                        Registrant and Ameritrust Company N.A., as trustee relating to the 6 1/4% Convertible Subordinated Debentures due March 1, 2002

        4         (c)   Specimen Certificate for 6 1/4% Convertible Subordinated                       *
                        Debentures due March 1, 2002

       10         (a)   Form of Split Dollar Life Insurance Agreement between the                      *
                        Registrant and certain of its officers                                         #

       10         (b)   Split Dollar Life Insurance Agreement and Assignment between the               *
                        Registrant and Alma Zimmerman dated September 22, 1984                         #

       10         (c)   Fabri-Centers of America, Inc. 1979 Supplemental Retirement                    *
                        Benefit Plan as amended                                                        #

       10         (d)   Split Dollar Life Insurance Agreements and Assignments between                 *
                        the Registrant and Betty Rosskamm dated October 19, 1984                       #

       10         (e)   Fabri-Centers of America, Inc. Executive Incentive Plan dated                  *
                        March 19, 1980 as amended                                                      #

       10         (f)   Form of Employment Agreement between the Registrant and each of                *
                        the following Executive Official Officers:  Alan Rosskamm,                     #
                        Robert Norton, Donald Richey and Jane Aggers

       10         (g)   Severance Agreement between the Registrant and James Monroe, Jr.               *
                        dated April 5, 1993                                                            #

       10         (h)   Fabri-Centers of America, Inc. 1990 Employees Stock Option and                 *
                        Stock Appreciation Rights Plan as amended                                      #

                                                  Exhibit Index
                                                   -continued-
    Official                                                                                      Sequential
   Exhibit No.          Description                                                                Page No.
- -----------------      ---------------------------------------------------------------------    ---------------
       10         (i)   Fabri-Centers of America, Inc. 1988 Stock Option Plan for Non-                 *
                        Employee Directors as amended                                                  #

       10         (j)   Credit Agreement dated as of September 30, 1994 among Fabri-                   @
                        Centers of America, Inc. as borrower, the Banks which are
                        Signatories thereto and Society National Bank, as Agent

       10         (k)   Restated Employment Agreement between Robert L. Norton and                    ***
                        Fabri-Centers of America, Inc., dated April 22, 1994                           #

       11               Computation of Earnings Per Share                                             38

       21               List of Subsidiaries                                                          39

       23               Consent of Independent Public Accountants                                     40

       24               Directors and Officers Power of Attorney                                      41

       27               Financial Data Schedule                                                       42

    * Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on December 1, 1993.

    ** Incorporated by reference to an Exhibit in the Registrant's Form S-3 filed with the Commission on February 20, 1993.

    *** Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on October 2, 1994.

    @ Incorporated by reference to an Exhibit in the Registrant's Form 8-K/A No. 1 filed with the Commission on December
             12, 1994.

    #        Management contract or compensatory plan or arrangement.
