Form 10-K/A
FABRI CENTERS OF AMERICA INC
filed 1995-05-25
CIK 34151

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-K/A

           AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 1995        COMMISSION FILE NUMBER 1-6695


                        FABRI-CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                    OHIO                                   34-0720629
       -------------------------------               ----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

              5555 DARROW ROAD
                HUDSON, OHIO                                 44236
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:      (216) 656-2600
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of Each Exchange
Title of Class                                           on Which Registered
--------------                                          ----------------------

Common Stock, Without Par Value                         New York Stock Exchange

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

                 Yes [ X ]                      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

Documents incorporated by reference:  None.





                           Sequential page 1 of 13

                                   PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                --------------------------------------------------

        The following table sets forth certain information regarding the members of the Board of Directors of the Company, based upon information furnished to the Company by such persons, except as otherwise noted, as of March 31, 1995. Certain information regarding the executive officers of the Company is included in Part I of the Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.


                                PRINCIPAL OCCUPATION PAST FIVE YEARS,                                             DIRECTOR
         NAME                       OTHER DIRECTORSHIPS AND AGE                                                    SINCE
         ----                   ------------------------------------                                              --------
Robert Norton                Vice Chairman since March 1993 and Chief                                               1989
                             Financial Officer for more than five years;
                             Executive Vice President from September 1988
                             to March 1993; Chief Administrative Officer
                             from May 1990 to March 1993; age 48.


Alma Zimmerman               Senior Vice President of the Company                                                   1967
                             for more than five years; age 82.

Ira Gumberg                  President of J.J. Gumberg Co. (real estate                                             1992
                             management and development) for more than five
                             years; Director of Mellon Bank, N.A.; age 41.

Samuel Krasney               Managing Partner, ABBA Capital Enterprises                                             1976
                             since September 1993; Chairman of the
                             Board, President and Chief Executive
                             Officer, Banner Aerospace, Inc. from June 1990
                             to September 1993 and prior thereto, Vice
                             Chairman of the Board, The Fairchild
                             Corporation (formerly Banner Industries,
                             Inc.) for more than five years;
                             Director of Banner Aerospace, Inc.,
                             and Waxman Industries, Inc.; age 70.

Frank Newman                 President, Chief Operating Officer and                                                 1991
                             Director of Eckerd Corporation (retail
                             pharmacy stores) since July 1993;
                             President and Chief Executive Officer, F & M
                             Distributors prior to July 1993 for more
                             than five years; age 46.

Betty Rosskamm               Secretary of the Company for more than five years                                      1967
                             and, since December 1991, Senior Vice President;
                             prior to December 1991, Treasurer of the Company
                             for more than five years; age 66.

Alan Rosskamm                Chief Executive Officer of the Company for more                                        1985
                             than five years, since April 1993, President,
                             and since July 1992, Chairman of the Board;
                             prior to July 1992, President of the Company
                             for more than five years; Director of Charming
                             Shoppes Inc. (women's apparel retailer); age 45.

Scott Cowen                  Dean of the Weatherhead School of Management                                           1987
                             and Professor of Accounting, Case Western
                             Reserve University, for more than five years;
                             Director of American Greetings Corporation,
                             Forest City Enterprises, Inc., LDI Corporation,
                             Premier Industrial Corporation and Society
                             National Bank; age 48.

         Betty Rosskamm is the mother of Alan Rosskamm.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendment thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required, the Company believes that, during the fiscal year ended January 28, 1995, all filing requirements applicable to its executive officers and Directors were met.


ITEM 11.        EXECUTIVE COMPENSATION.
                ----------------------

        The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993, for the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                  COMPENSATION
                                                                                          ---------------------------
                                  ANNUAL COMPENSATION                                                AWARDS
------------------------------------------------------------------------------------      ---------------------------
                                                                                                         SECURITIES
                                                                             OTHER                       UNDERLYING        ALL
                                                                            ANNUAL                        OPTIONS/        OTHER
                                                                            COMPEN-        RESTRICTED       SARS         COMPEN-
    NAME AND                   FISCAL                                       SATION            STOCK         (E)           SATION
PRINCIPAL POSITION              YEAR        SALARY (A)     BONUS (B)         (C)           AWARD(S)(D)    (SHARES)          (F)
-------------------            ------       ----------     ---------      ----------       -----------    --------       --------
Alan Rosskamm                   1995         $352,884       $264,663           -             $196,875       15,000        $79,144
 Chairman of the Board,         1994         $341,346       $103,683           -                   $0       15,000        $18,177
 President and Chief            1993         $302,375             $0           -             $450,750       50,000        $18,044
 Executive Officer

Robert Norton                   1995         $311,031       $233,273           -             $157,500       12,000        $16,162
 Vice Chairman of               1994         $301,090        $91,485           -                   $0       12,000        $19,145
 the Board and Chief            1993         $266,208             $0           -             $450,750       40,000        $19,012
 Financial Officer

Jane Aggers                     1995         $246,712       $185,034           -             $236,250       12,000        $19,194
 Executive Vice                 1994         $217,468        $61,860           -             $136,250       32,000        $10,111
 President-                     1993         $162,171        $12,000           -             $187,813       20,000         $4,364
 Merchandising and
 Marketing

Fred Johnson                    1995         $172,404        $83,616           -              $63,000        5,000         $2,342
 Senior Vice President          1994         $159,231        $30,660           -                   $0       10,000         $3,428
 Management Information         1993         $141,000        $12,000           -             $ 75,125       12,500         $3,774
 Systems

John Stec                       1995         $170,000        $94,150           -              $63,000        5,000         $1,808
 Senior Vice President-         1994         $171,090        $32,459           -                   $0        5,000         $3,444
 Real Estate                    1993         $162,250        $12,000           -                   $0       10,000         $4,364

_________________

(A) Includes amounts earned but deferred pursuant to Section 401(k) of the Internal Revenue Code.

(B) Incentive Bonus Compensation is based on individual percentages established by the Compensation Committee and is based on achievement of pre-established performance goals. Amounts represent bonuses earned in the current fiscal year for which payment is not made until the subsequent fiscal year.

(C) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than the lesser of $50,000 or 10 percent of the total of annual salary and bonus reported for the named executive officer.

(D) Restricted stock consists of Common Shares issued and delivered to the recipient at the time the award is made without payment to the Company, but which are subject to restrictions on transfer for, and forfeiture in the event of termination of employment prior to the expiration of, a specified period of time (generally at the end of a period of five years). The amounts reported in the table represent the market value at the date of grant. In fiscal years 1995, 1994, and 1993, the executive officers listed in the compensation table received the following numbers of restricted shares, respectively:
         Alan Rosskamm - 12,500, 0, 12,000; Robert Norton - 10,000, 0, 12,000;
         Jane Aggers - 15,000, 10,000, 5,000; Fred Johnson - 4,000, 0, 2,000;
         John Stec - 4,000, 0, 0. The aggregate number and value of the restricted stock holdings at January 28, 1995 were for Mr. Rosskamm 69,500 Common Shares and $1,112,000, Mr. Norton 59,500 Common Shares and $952,000, Ms. Aggers 36,000 Common Shares and $576,000, Mr. Johnson 7,500 Common Shares and $120,000, and Mr. Stec 10,000 Common Shares and $160,000, without giving effect to the diminution of value attributable to the restrictions on such shares. Currently, the Company does not pay cash dividends on its Common Shares; however, from time to time the Board of Directors may re-examine the issue of dividend payments. The Common Shares of restricted stock would participate the same as other Common Shares of the Company regarding dividend payment.

(E) The Company's 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended, provides for the award of incentive and non-qualified stock options and stock appreciation rights to key employees of the Company.

(F) Reflects matching contributions, equal to 50% of a participant's first 4% under the Company's Employees' Savings and Profit Sharing Plan and amounts accrued by the Company for potential benefits earned under the Company's 1979 Supplemental Retirement Benefit Plan (the "1979 Plan"). The 1979 Plan provides benefits, subject to forfeiture, to such employees upon normal retirement, early retirement or total disability. In fiscal years 1995, 1994 and 1993, the Company had accrued, under the 1979 Plan, for the executive officers listed in the compensation table, the following amounts, respectively: Alan Rosskamm - $0, $13,680, $13,680; Robert Norton - $14,648, $14,648,
         $14,648; Jane Aggers - $17,448, $5,816, $0; Fred Johnson - $0, $0, $0;
         John Stec - $0, $0, $0. Mr. Rosskamm's participation under the 1979 Plan has been terminated and has been replaced with a Split Dollar Life Insurance arrangement with a trust established by Alan Rosskamm, pursuant to which the Company and that trust will share in the premium costs of whole life insurance policies that pay death benefits of not less than $10 million upon the death of Alan or Barbara Rosskamm (whichever occurs later). The split-dollar insurance arrangement is structured such that all premium payments are returned to the Company. The present value of Mr. Rosskamm's insurance arrangement for fiscal year 1995 is $77,427.

                              OPTION GRANTS TABLE

                       OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information relating to stock option grants during the last fiscal year for the Chief Executive Officer and the other four most highly compensated executives of the Company.

                                                                                                           POTENTIAL
                                                                                                        REALIZABLE VALUE
                                                                                                          AT ASSUMED
                                                                                                         ANNUAL RATES
                                                                                                        OF STOCK PRICE
                                                                                                         APPRECIATION
                                        INDIVIDUAL GRANTS                                              FOR OPTION TERM(4)
-----------------------------------------------------------------------------------------------        ------------------
                             NUMBER OF
                             SECURITIES         PERCENT
                             UNDERLYING         OF TOTAL            EXERCISE
                             OPTIONS            OPTIONS             OR BASE
                             GRANTED           GRANTED TO           PRICE PER
                             (SHARES)         EMPLOYEES IN           COMMON          EXPIRATION
   NAME                          (1)          FISCAL YEAR             SHARE           DATE (3)            5%              10%
   ----                      ----------       ------------          --------         ----------        --------        --------
Alan Rosskamm                15,000(2)           4.3%                $15.50          12/15/2004        $146,218        $370,545
Robert Norton                12,000(2)           3.4%                $15.50          12/15/2004        $116,974        $296,436
Jane Aggers                  12,000(2)           3.4%                $15.50          12/15/2004        $116,974        $296,436
Fred Johnson                  5,000(2)           1.4%                $15.50          12/15/2004        $ 48,739        $123,515
John Stec                     5,000(2)           1.4%                $15.50          12/15/2004        $ 48,739        $123,515

_________________

(1) The option holder has the right to pay the exercise price by delivering previously acquired shares of the Company's common stock and to have shares withheld to satisfy tax withholding requirements in connection with the exercise of options. Such options become immediately exercisable upon a Change in Control of the Company, as defined in the option plan. Options are nontransferable other than by will or the laws of descent and distribution.

(2) Options become exercisable in four equal annual installments commencing December 16, 1995.

(3) Options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

(4) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Company's stock. Such amounts are based on the assumption that the named persons hold the options granted for their full ten year term and that the market value of the shares appreciate, in value from the market value on the date of grant at the 5% and 10% annualized rates.


                   OPTION EXERCISES AND YEAR-END VALUE TABLE

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

        The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the Chief Executive Officer and the other four most highly compensated executives of the Company.


                                                                           NUMBER OF
                                                                          SECURITIES
                                                                          UNDERLYING                    VALUE OF UNEXERCISED
                                                                          UNEXERCISED                       IN-THE MONEY
                                                                          OPTIONS AT                         OPTIONS AT
                               COMMON                                  JANUARY 28, 1995                    JANUARY 28, 1995
                           SHARES ACQUIRED        VALUE         -------------------------------    ------------------------------
       NAME                   ON EXERCISE         REALIZED       EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
       ----                -----------------      --------       -----------     -------------      -----------     -------------
       Alan Rosskamm            5,250             $ 43,942         129,250           54,250           $922,283         $149,750
       Robert Norton                0             $      0          31,750           43,500           $ 89,716         $119,800
       Jane Aggers                  0             $      0          48,750           47,250           $251,580         $100,075
       Fred Johnson                 0             $      0          22,625           19,375           $107,074         $ 33,450
       John Stec                    0             $      0          18,625           14,750           $ 70,699         $ 33,450


CHANGE OF CONTROL AND EMPLOYMENT AGREEMENTS

         The Company has entered into separate agreements (collectively, the "Agreements") with Alan Rosskamm, Robert Norton and Jane Aggers. The Agreements are designed to retain the executives and provide for continuity of management in the event of any actual or threatened change in the control of the Company. Each agreement only becomes operative upon a "Change in Control" of the Company (as defined in the Agreements) and only if the executive is then in the employ of the Company. After a Change in Control, each Agreement becomes, in effect, a two-year employment agreement, providing a salary, bonus and other employee benefits at not less than the levels existing prior to the Change in Control. If the executive is terminated by the Company without "cause" as defined in the Agreement or terminates his or her employment following a significant change in his or her duties, the employee will be entitled to receive compensation and benefits for the balance of the two-year period. The executive is obligated to endeavor to mitigate damages by seeking comparable employment elsewhere and, to the extent the employee receives compensation and benefits from another employer, the foregoing payments and benefits provided by the Company will be reduced accordingly. In each Agreement, the executive agrees that the employee will forfeit the foregoing payments and benefits if the employee engages in competition with the Company during the period that any payments are made or benefits provided under the Agreement.

         In connection with the Company's recent acquisition of Cloth World, the Company and Robert Norton entered into an employment agreement wherein Mr. Norton agreed to continue to serve in his current capacities with the Company, as well as assist in the integration of Cloth World, through August 31, 1997, unless terminated earlier by the parties. Under the agreement, Mr. Norton is entitled to a minimum base salary as set forth in the table plus participation in the bonus plan and to receive certain severance payments if he is terminated without cause or he terminates his employment with the Company effective on or after July 1, 1996. In addition, Mr. Norton has agreed not to engage in certain competitive activities during the course of his employment and for a period of three years thereafter. In the event of a "Change in Control" (as defined above) during the term of the agreement, Mr. Norton may only assert his rights under either the employment agreement or the "Change in Control" agreement described above.

DIRECTORS' COMPENSATION

         The Company compensates Directors, other than officers who are Directors, for their services on the basis of a $16,000 annual retainer and $1,000 for each day of Board and committee meetings attended. Effective November 17, 1994, the annual retainer was increased from its prior level of $10,000. The Company also maintains the 1988 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), which provides automatic one-time grants of options for 15,000 Common Shares to new Non-Employee Directors as of the date of their initial election and automatic grants of options for 10,000 Common Shares to each Non-Employee Director upon completion of five continuous years of service (commencing in 1989) as a Director. A total of 115,000 Common Shares are currently available for issuance upon the exercise of options granted or which may be granted under the Directors Plan. Each option will terminate on the date that is ten years following the date of grant; provided, that, in the event of the retirement of a Director after more than ten years of continuous service, the Compensation Committee may accelerate the date on which any option (outstanding for a period of more than twelve months) becomes exercisable. When an optionee ceases to be a Director of the Company for any reason, that optionee shall continue to have the right to exercise an outstanding option during the three-month period immediately following the date of termination of such service.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                --------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of March 31, 1995, the amount of the Company's Common Shares beneficially owned of by each of its Directors and nominees for Directors, the Chief Executive Officer, the four other most highly compensated executive officers, and all executive officers and Directors of the Company as a group. Unless otherwise indicated, each of the persons listed in the following table has sole voting and investment power with respect to the Common Shares set forth opposite his or her name:

                                                       NUMBER OF
             NAME OF                                 COMMON SHARES                        PERCENT OF CLASS
         BENEFICIAL OWNER                          BENEFICIALLY OWNED                      IF 1% OR MORE
         ----------------                          ------------------                     ----------------
         Betty Rosskamm                                   694,479(1)(2)                           7.57%


         Alan Rosskamm                                    590,222(1)(3)                           6.34%(3)


         Alma Zimmerman                                   547,833(1)                              5.97%


         Robert Norton                                    120,034(1)(4)                           1.30%(4)


         Jane Aggers                                      104,048(1)(5)                           1.13%(5)


         Fred Johnson                                      38,805(1)(6)
                                                                                                     --

         John Stec                                         37,899(1)(7)
                                                                                                     --

         Samuel Krasney                                    17,250(8)
                                                                                                     --

         Ira Gumberg                                       17,250(9)
                                                                                                     --

         Scott Cowen                                       12,300(10)
                                                                                                     --

         Frank Newman                                      11,250(9)
                                                                                                     --

         All executive officers
           and Directors as a                           2,191,370(1)(11)                         23.10%(11)

           group (11 persons)

________________

(1) With respect to Common Shares beneficially owned by such persons under the Company's Employees' Savings and Profit Sharing Plan, the Common Shares included are as of December 31, 1994, the latest date for which statements are available.

(2) Includes 19,203 Common Shares held by Mrs. Rosskamm as custodian for the benefit of her grandchildren.

(3) Includes 129,250 Common Shares subject to stock options granted to Mr. Rosskamm exercisable on or prior to May 30, 1995, 69,500 Common Shares held as restricted stock under the Company's Executive Incentive Plan, and an aggregate of 181,751 Common Shares held by his children, spouse, or by Mr. Rosskamm as trustee for the benefit of family members and charities.

(4) Includes 31,750 Common Shares subject to stock options granted to Mr. Norton exercisable on or prior to May 30, 1995, 59,500 Common Shares held as restricted stock under the Company's Executive Incentive Plan, and an aggregate of 2,250 Common Shares owned by Mr. Norton in a fiduciary capacity for the benefit of his children and his wife.

(5) Includes 56,250 Common Shares subject to stock options granted to Ms. Aggers exercisable on or prior to May 30, 1995 and 36,000 Common Shares held as restricted stock under the Company's Executive Incentive Plan.

(6) Includes 23,250 Common Shares subject to stock options granted to Mr. Johnson exercisable on or prior to May 30, 1995, 7,500 Common Shares held as restricted stock under the Company's Executive Incentive Plan, and an aggregate of 1,000 Common Shares owned by Mr. Johnson in a fiduciary capacity for the benefit of his children.

(7) Includes 18,625 Common Shares subject to stock options granted to Mr. Stec exercisable on or prior to May 30, 1995 and 10,000 Common Shares held as restricted stock under the Company's Executive Incentive Plan.

(8) Includes 15,000 Common Shares subject to stock options granted to Mr. Krasney under the 1988 Stock Option Plan for Non-Employee Directors exercisable on or prior to May 30, 1995.

(9) Includes 11,250 Common Shares subject to stock options granted to Mr. Gumberg and Mr. Newman under the 1988 Stock Option Plan for Non-Employee Directors exercisable on or prior to May 30, 1995.

(10) Includes 10,000 Common Shares subject to stock options granted to Mr. Cowen under the 1988 Stock Option Plan for Non-Employee Directors exercisable on or prior to May 30, 1995.

(11) Includes 306,625 Common Shares subject to stock options granted under the Company's Stock Option Plans and exercisable on or prior to May 30, 1995 and 182,500 Common Shares of restricted stock awarded under the Company's Executive Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Unless otherwise indicated, the following table and notes thereto set forth information as to the only persons or groups known to the Company, as of March 31, 1995, to be beneficial owners (as defined by the Securities and Exchange Commission) of more than five percent of the outstanding Common Shares of the Company. Unless otherwise indicated, each of the owners listed in the following table has sole voting and investment power with respect to the Common Shares set forth opposite their names:

                                                             NUMBER OF
NAME AND ADDRESS                                           COMMON SHARES                              PERCENT
OF BENEFICIAL OWNERS                                     BENEFICIALLY OWNED                           OF CLASS
--------------------                                     ------------------                           --------
FMR Corp.                                                       1,236,844(1)                              13.47%
Edward C. Johnson 3d
82 Devonshire Street
Boston, MA  02109

Mr. and Mrs. Martin Rosskamm                                      874,468(2)(3)                            9.53%
5555 Darrow Road
Hudson, OH 44236

First Pacific Advisors, Inc.                                      758,939(1)                               8.27%
11400 West Olympic Boulevard
Suite 1200,
Los Angeles, CA 90064

Mr. and Mrs. Justin Zimmerman                                     687,303(2)                               7.49%
5555 Darrow Road
Hudson, OH 44236

Mr. Alan Rosskamm                                                 590,222(2)(4)                            6.34%(4)
5555 Darrow Road
Hudson, OH 44236

The State Teachers Retirement                                     553,900(5)                               6.03%
   Board of Ohio (STRS)
275 East Broad Street
Columbus, OH 43215

The Capital Group Companies, Inc.                                 500,000(6)                               5.45%
333 South Hope Street
Los Angeles, CA  90071

____________________

(1) The Common Shares listed are reported on a Schedule 13G filed with the Securities and Exchange Commission with respect to holdings as of December 31, 1994. In such filing, Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. ("Fidelity"), reported beneficial ownership of 1,221,811 Common Shares as a result of acting as investment advisor to several investment funds that hold such Common Shares (the "Funds"), including 372,311 Common Shares from the assumed conversion of $18,150,000 principal amount of 6.25% Convertible Subordinated Debentures of the Company (the "Debentures") held by such Funds. The voting of these 1,211,811 Common Shares is directed by each of the Funds' Boards of Trustees. In addition, Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp. ("FMTC"), reported beneficial ownership of 15,033 Common Shares, including 13,333 Common Shares from the assumed conversion of $650,000 principal amount of Debentures held by FMTC.

(2) With respect to Common Shares beneficially owned by such persons under the Company's Employees' Savings and Profit Sharing Plan, the Common Shares included are as of December 31, 1994, the latest date for which statements are available.

(3) Includes 19,203 Common Shares held by Mrs. Rosskamm as custodian for the benefit of her grandchildren.

(4) Includes 129,250 Common Shares subject to stock options granted to Mr. Rosskamm exercisable on or prior to May 30, 1995, 69,500 Common Shares held as restricted stock under the Company's Executive Incentive Plan, and an aggregate of 181,751 Common Shares held by his children, spouse, or by Mr. Rosskamm as trustee for the benefit of family members and charities.

(5) The Common Shares listed are reported on a Schedule 13G filed with the Securities and Exchange Commission with respect to holdings as of December 31, 1993. No subsequent amendment to the Schedule 13G has been filed of record with the Securities and Exchange Commission.

(6) Capital Research and Management Company, a registered investment adviser, and an operating subsidiary of the Capital Group Companies, Inc., exercised as of December 31, 1994 investment discretion with respect to 500,000 shares or 5.44% of outstanding shares of the class, which were owned by various institutional investors. Said subsidiary has no power to direct the vote of the above shares.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                 ----------------------------------------------

        Ira Gumberg, a Director of the Company, is President and a principal shareholder of J.J. Gumberg Co. J.J. Gumberg Co. owns or manages numerous shopping centers, approximately 12 of which contain fabric stores of the Company. All of the leases with respect to such stores were entered into prior to Mr. Gumberg becoming a Director of the Company.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        FABRI-CENTERS OF AMERICA, INC.

Date: May 24, 1995                      By:     /s/ Alan Rosskamm
                                                ------------------------------
                                                Alan Rosskamm President and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                      Title                                    Date
        ---------                                      -----                                    ----
/s/ Alan Rosskamm                      Chairman of the Board and Director
---------------------------------      (Chief Executive Officer)
Alan Rosskamm

/s/ Robert Norton*                     Vice Chairman and Director
---------------------------------      (Chief Accounting Officer)
Robert Norton

/s/ Betty Rosskamm*                    Director                                             May 24, 1995
---------------------------------
Betty Rosskamm

/s/ Alma Zimmerman*                    Director
---------------------------------
Alma Zimmerman

/s/ Samuel Krasney*                    Director
---------------------------------
Samuel Krasney

/s/ Scott Cowen*                       Director
---------------------------------
Scott Cowen

/s/ Frank Newman*                      Director
---------------------------------
Frank Newman

/s/ Ira Gumberg*                       Director
---------------------------------
Ira Gumberg

        The undersigned, by signing his name hereto, does hereby sign this Amendment No. 1 to Annual Report on Form 10-K on behalf of the above-named officers and directors of Fabri-Centers of America, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors and previously filed with the Securities and Exchange Commission.

Date:  May 24, 1995                       *By:     /s/ Alan Rosskamm Alan
                                                   --------------------------
                                                   Rosskamm, Attorney-in-Fact