Form 10-Q
period 1995-04-29
FABRI CENTERS OF AMERICA INC
filed 1995-06-13
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

For the Quarter Ended April 29, 1995             Commission File No. 1-6695



                         FABRI-CENTERS OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

        Ohio                                          34-0720629
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

       5555 Darrow Road
         Hudson, Ohio                                    44236
(Address of principal executive offices)               (Zip Code)

       (216) 656 - 2600
   (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                                ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest, practicable date.

         Shares of Common Stock outstanding at May 26, 1995:     9,185,752


                           Sequential Page 1 of 13

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                                    APRIL 29,         JANUARY 28,
                                                                                       1995               1995
- -----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $      11,304       $     21,887
    Merchandise inventories                                                            310,573            290,560
    Prepaid expenses and other current assets                                           10,589             11,963
    Deferred income taxes                                                                1,296              1,296
                                                                                 -------------       ------------
Total current assets                                                                   333,762            325,706

Property and equipment, at cost:
    Land                                                                                 1,975              1,975
    Buildings                                                                           20,923             20,699
    Furniture and fixtures                                                              82,734             77,982
    Leasehold improvements                                                              33,714             33,525
                                                                                 -------------       ------------
                                                                                       139,346            134,181
    Less accumulated depreciation and amortization                                      53,332             50,059
                                                                                 -------------       ------------
                                                                                        86,014             84,122

Mortgage receivable                                                                      7,612              7,676
Other assets                                                                             9,514              9,800
                                                                                 -------------       ------------
Total assets                                                                     $     436,902       $    427,304
                                                                                 =============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $     115,797       $     96,738
    Accrued expenses                                                                    17,920             28,043
    Accrued income taxes                                                                   717              2,678
                                                                                 -------------       ------------
Total current liabilities                                                              134,434            127,459

Long-term debt                                                                          72,000             70,000
Convertible subordinated debentures                                                     56,983             56,983
Deferred income taxes                                                                    9,818              9,818
Other long-term liabilities                                                              1,396              1,325

Shareholders' equity:
    Common stock                                                                           988                989
    Additional paid-in capital                                                          72,669             72,921
    Other                                                                               (1,940)            (2,556)
    Retained earnings                                                                   99,614             99,336
                                                                                 -------------       ------------
                                                                                       171,331            170,690

    Treasury stock, at cost                                                             (9,060)            (8,971)
                                                                                 -------------       ------------
Total shareholders' equity                                                             162,271            161,719
                                                                                 -------------       ------------
Total liabilities and shareholders' equity                                       $     436,902       $    427,304
                                                                                 =============       ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                                                    APRIL 29,           APRIL 30,
THIRTEEN WEEKS ENDED                                                                  1995                1994
- -----------------------------------------------------------------------------------------------------------------
Net sales                                                                        $     183,280       $    132,676

Costs and expenses:
    Cost of goods sold                                                                 102,181             76,424
    Selling, general and administrative expenses                                        78,174             56,710
    Interest expense, net                                                                2,473              1,584
                                                                                 -------------       ------------
                                                                                       182,828            134,718
                                                                                 -------------       ------------
Earnings (loss) before income taxes                                                        452             (2,042)
Income tax provision (benefit)                                                             174               (786)
                                                                                 -------------       ------------
Net earnings (loss)                                                              $         278       $     (1,256)
                                                                                 =============       ============

Net earnings (loss) per common share                                             $        0.03       $      (0.13)
                                                                                 =============       ============
Average shares and equivalents outstanding                                           9,468,311          9,347,073
                                                                                 =============       ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                                    APRIL 29,            APRIL 30,
THIRTEEN WEEKS ENDED                                                                   1995                1994
- ------------------------------------------------------------------------------------------------------------------
Operating activities:
Net earnings (loss)                                                              $         278       $     (1,256)
Additions (deductions) not requiring cash:
    Cancellation of restricted stock awards                                                (32)                --
    Depreciation and amortization and other noncash expenses                             3,957              3,155
    Loss on disposal of fixed assets                                                        77                 73
    Deferred income taxes                                                                   --               (654)

Working capital changes:
    Merchandise inventories                                                            (20,013)             4,154
    Prepaid expenses and other current assets                                            1,374              1,211
    Accounts payable                                                                    22,769              5,720
    Accrued expenses                                                                   (10,123)            (2,847)
    Accrued income taxes                                                                (1,961)            (2,954)
    Net liabilities of discontinued operation                                               --             (1,730)
                                                                                 -------------       ------------
Net cash provided by (used for) operating activities                                    (3,674)             4,872

Investing activities:
    Capital expenditures                                                                (5,664)            (2,357)
    Acquisition of Cloth World (see Note 3)                                             (3,710)                --
    Mortgage receivable                                                                     64                 63
    Other, net                                                                             305                 76
                                                                                 -------------       ------------
Net cash used for investing activities                                                  (9,005)            (2,218)

Financing activities:
    Proceeds from long-term debt                                                         4,000                100
    Repayment of long-term debt                                                         (2,000)            (2,600)
    Other long-term liabilities                                                             71                 10
    Proceeds from exercise of stock options                                                114                279
    Repurchase of common stock                                                             (89)              (128)
                                                                                 -------------       ------------
Net cash provided by (used for) financing activities                                     2,096             (2,339)

Net increase (decrease) in cash                                                        (10,583)               315
Cash at beginning of period                                                             21,887              7,715
                                                                                 -------------       ------------
Cash at end of period                                                            $      11,304       $      8,030
                                                                                 =============       ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                                $       3,455       $      2,488
         Income taxes                                                                    2,134              2,652


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
April 29, 1995, January 28, 1995 and April 30, 1994

  1.  Basis of Presentation:

      The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures, herein, are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes, thereto, included in the Company's Annual Report on Form 10-K and as amended by Form 10-K/A Amendment No. 1 for the fiscal year ended January 28, 1995.

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods.

  2.  Significant Accounting Policies:

      A. Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. The Company believes that the carrying value of cash equivalents approximates their fair value. At April 29, 1995, and January 28, 1995, the Company held cash equivalents of $2.0 million and $11.5 million, respectively, stated at cost.

      B. Inventories are stated at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method.

      C. Store physical inventories are taken on a cycle basis throughout the fiscal year. Store inventories subsequent to the physical inventory are charged at cost for shipments of merchandise to the stores and are relieved at cost for the sale of merchandise.

      D. Store opening expenses are charged to operations as incurred, which is generally the same period that the store is opened.

      E. Earnings per share are computed based on the weighted average number of shares and share equivalents outstanding during the fiscal period. Fully diluted earnings per share are the same as primary earnings per share due to the computation of fully diluted earnings per share producing an anti-dilutive result.

      F. Depreciation of buildings, furniture and fixtures and leasehold improvements is provided principally by charges to operations on a straight-line basis over the estimated useful lives of the assets.

      G. Certain reclassifications have been made of amounts reported in fiscal 1995 in order to conform with the presentation for fiscal 1996.

      H. The Company's principal business is conducted in the retail fabric and craft industry through specialty stores which sell a wide variety of fashion and decorator fabrics, notions, crafts, patterns and sewing accessories.

  3. On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group, Inc., ("Cloth World") for approximately $97 million in cash and assumed liabilities. The acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made during the first quarter of fiscal 1996. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates which may be revised; however, the effect of any revisions on the results of operations for the first quarter of fiscal 1996 would not be material.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group, Inc., ("Cloth World") for approximately $97 million in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method and, accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates that may be revised; however, the effect of any revisions on the results of operations for the first quarter of fiscal 1996 would not be material.

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 29, 1995 VS. APRIL 30, 1994

      Net sales for the first quarter of fiscal 1996 increased 38.1%, or $50.6 million, to $183.3 million from $132.7 million in fiscal 1995, largely due to $49.3 million of sales generated from the Cloth World stores during the first quarter. Net sales for the first quarter of fiscal 1996, excluding the Cloth World stores, increased $1.3 million, or 1.0%, while comparable stores sales increased 1.2% in the first quarter of fiscal 1996, over the same quarter a year earlier.

      Gross profit increased $24.8 million in the first quarter of fiscal 1996 compared to the same quarter of fiscal 1995, primarily as a result of the increase in net sales. As a percentage of net sales, fiscal 1996 first quarter gross profit was 44.2%, an increase of 1.8 percentage points from the gross profit of 42.4% for the same quarter a year earlier. The increase in gross profit margin primarily resulted from improved purchasing and inventory management.

      Selling, general and administrative expenses as a percentage of net sales were 42.7% in the first quarter of fiscal 1996 and 1995. Increases in advertising and store level payroll expenses were offset by lower administrative costs.

      Net interest expense increased $0.9 million to $2.5 million for the first quarter of fiscal 1996 compared to $1.6 million for the first quarter of 1995, due to an increase in average bank borrowings and higher interest rates, in line with the general increase in short-term interest rates.

      The Company's effective income tax rate was 38.5% for both the first quarter of fiscal 1996 and the first quarter of fiscal 1995.

      Net earnings for the first quarter of fiscal 1996 increased $1.6 million to $0.3 million, or $0.03 per share, compared to a net loss of $1.3 million, or $0.13 per share, for the same quarter a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

      The Company completed the first quarter of fiscal 1996 in sound financial condition. Working capital increased $1.1 million to $199.3 million, at April 29, 1995, compared to $198.2 million at January 28, 1995. The ratio of current assets to current liabilities was 2.5:1 at April 29, 1995, and 2.6:1 at January 28, 1995. Debt to capitalization ratio was 44.3% at April 29, 1995, and 44.0% at January 28, 1995.

      The Company used $3.7 million for operating activities in the first quarter of fiscal 1996 compared to $4.9 million provided by operations in the first quarter of the prior year. The net use of cash in the first quarter of fiscal 1996 resulted from the payment of liabilities relating to the purchase of Cloth World and the payment of accrued employee benefits. Additionally, a $20.0 million increase in inventories during the first quarter of fiscal 1996 was offset by a $22.8 million increase in accounts payable. Higher levels of inventory are needed to expand the product mix in the Cloth World stores to the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores.

      Capital expenditures were $5.7 million for the first quarter of fiscal 1996 as compared to $2.4 million for the first quarter of fiscal 1995. Fiscal 1996 capital expenditures primarily relate to the conversion of Cloth World stores to the Jo-Ann Fabrics and Crafts format. During fiscal 1996, the Company will convert approximately 300 Cloth World stores to the Jo-Ann Fabrics and Crafts format and expects to open approximately 45 superstores while closing 35 smaller stores.

      The Company has a $200.0 million revolving credit facility with a group of eight banks that expires on September 29, 1997. The Company may borrow up to a maximum of $220.0 million, subject to further limitations during specified time frames, by using funds available under this credit facility and other lines of credit. As of April 29, 1995, the Company had borrowings of $72.0 million under the revolving credit facility.

      The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and to fund its capital expenditures for fiscal 1996.

      The Company has remaining board authorization to purchase in the open market or in private transactions 997,025 shares of Company common stock. These shares will be used to satisfy obligations under the Company's benefit plans and for other corporate purposes.

      The Company's business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low volume sales months of January through August. Accordingly, a loss for the second quarter, which is normally the Company's lowest sales period, is expected. Working capital requirements fluctuate during the year and reach their highest levels in the third and fourth fiscal quarters as the Company increases its inventory in anticipation of its peak selling season.

      Through the first quarter of fiscal 1996, the Company has opened 6 superstores and closed 20 stores, many of which were in overlapping markets. As of April 29, 1995, the Company operates 950 stores.

                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      a)  Exhibits

          See the Exhibit Index at sequential page 11 of this report.

      b)  Reports on Form 8-K

          The Company was not required to file reports on Form 8-K for the 13-week period ended April 29, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                         FABRI-CENTERS OF AMERICA, INC.

DATE:  June 12, 1995                     /s/   Alan Rosskamm
                                         ---------------------------------------
                                         BY:   Alan Rosskamm
                                               Chairman, President and Chief
                                               Executive Officer

                                         /s/   Robert Norton
                                         ---------------------------------------
                                         BY:   Robert Norton
                                               Vice Chairman and Chief
                                               Financial Officer

                         FABRI-CENTERS OF AMERICA, INC.

                         FORM 10-Q FOR THE THIRTEEN-WEEK
                           PERIOD ENDED APRIL 29, 1995

                                  EXHIBIT INDEX

                                                                      Sequential
    Exhibit No.                    Description                         Page No.
    -----------                    -----------                        ----------
        11                  Statement re Computation of                   12
                            Earnings per Common Share


        27                  Financial Data Schedule                       13