Form 10-K/A
period 1995-01-28
FABRI CENTERS OF AMERICA INC
filed 1995-06-30
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

             AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 1995            Commission File No. 1-6695

                         FABRI-CENTERS OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

             OHIO                                              34-0720629
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization                            Identification Number)

       5555 DARROW RD.
        HUDSON, OHIO                                              44236
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (216) 656-2600

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

             Yes /X/                            No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The exhibit index begins on Page 37.

Documents incorporated by reference:  None

                            Sequential page 1 of 38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except where otherwise noted, Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the Company's continuing operations.

         On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97 million in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates. Certain estimates, primarily for costs related to closing certain acquired stores and settling related lease obligations, may be revised based upon information that will be obtained during fiscal 1996. However, the effect of any revisions on the results of operations for fiscal 1995 would not be material.

RESULTS OF OPERATIONS

         The following table shows the percentage of net sales for the periods indicated and the percentage change in dollar amounts from period to period of certain items included in the Consolidated Statements of Income.


                                                                                     Percentage Change
                                                     Percentage of Net Sales         From Prior Year
                                                -----------------------------------------------------------
                                                  1995         1994         1993        1994        1993
- -----------------------------------------------------------------------------------------------------------
Net sales                                        100.0%       100.0%       100.0%       16.4%        1.4%
Cost of goods sold                                55.9         56.7         57.3        14.7         0.3

Selling, general and administrative
  expenses                                        40.0         40.4         40.3        15.2         1.8

Interest expense, net                              1.3          1.0          1.0        51.8         0.5
                                                  ----         ----         ----
Total expenses                                    97.2         98.1         98.6        15.3         0.9
                                                  ----         ----         ----
Earnings from continuing operations before
 income taxes, extraordinary item and
 cumulative effect of accounting change            2.8          1.9          1.4        71.4        34.5

Income taxes                                       1.1          0.7          0.5        75.9        34.5
                                                  ----         ----         ----
Earnings from continuing operations before
extraordinary item and cumulative effect of
accounting change                                  1.7%         1.2%         0.9%       68.6%       34.5%
                                                  ====         ====         ====

         Net sales for fiscal 1995 increased 16.4%, or $95.2 million, to $677.3 million from $582.1 million in fiscal 1994, largely due to $86.2 million of sales generated from the Cloth World stores in the last seventeen weeks of the year. Fiscal 1995 net sales, excluding the Cloth World stores, increased $9.0 million, or 1.5%. Comparable store sales, which decreased during the first half of fiscal 1995 as a result of lower levels of promotional discounting, improved during the remainder of the year achieving an increase on a full-year basis of 1.0% over the prior year. The increase is primarily attributable to implementing a plan to improve customer service, enhance store presentation, and expand product assortment. In fiscal 1995, the Company opened 38 superstores, acquired 342 Cloth World stores and closed 71 stores, many of which were in overlapping market areas, ending the year with 964 stores in operation, of which 804 were superstores. Fiscal 1996 net sales are expected to be significantly higher than in fiscal 1995 due to the acquisition of the Cloth World stores.

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

         In fiscal 1993, an extraordinary gain of $2.1 million, net of income tax provision of $1.2 million, resulted from the repurchase, at a discount, of $17.8 million of the Company's 6-1/4% convertible subordinated debentures, due March 1, 2002. This extraordinary gain increased fiscal 1993 earnings by $0.21 per share. This repurchase was accomplished with less expensive funds borrowed under the Company's revolving credit agreement.

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

         The Cloth World acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made shortly after the end of fiscal 1995. Even with the cash outlay for the acquisition, the Company ended fiscal 1995 with only a $24.5 million increase in long-term debt. In addition, an offsetting $11.5 million was held in short-term investments. The liquidation of approximately $20 million of incompatible Cloth World inventory as a result of closing certain acquired stores and the Cloth World distribution facility, as well as other operating activities contributed to the $64.3 million of cash generated from operations in fiscal 1995, a $51.5 million increase over the prior year.

         As part of the conversion of former Cloth World stores, the product mix will be expanded to the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores. Merchandise inventories are expected to increase over each of the first three quarters and are expected to be approximately $30 million higher at year end 1996 as compared to year end 1995.

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

Consolidated Statements of Cash Flows for the three fiscal years ended January 28, 1995

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
FABRI-CENTERS OF AMERICA, INC.

                                                 January 28,         January 29,
                                                    1995                1994
- --------------------------------------------------------------------------------
(Thousands of dollars)
ASSETS

Current assets:
  Cash and cash equivalents                       $   21,887          $    7,715
  Merchandise inventories                            290,560             224,803
  Prepaid expenses and other current assets           11,963              11,009
  Deferred income taxes                                1,296               4,123
                                                  ----------          ----------
Total current assets                                 325,706             247,650

Property and equipment, at cost:
  Land                                                 1,975               1,966
  Buildings                                           20,699              20,052
  Furniture and fixtures                              77,982              72,088
  Leasehold improvements                              33,525              26,195
                                                  ----------          ----------
                                                     134,181             120,301
  Less accumulated depreciation and amortization      50,059              44,668
                                                  ----------          ----------
                                                      84,122              75,633

Mortgage receivable                                    7,676               7,926
Other assets                                           9,800               9,164
                                                  ----------          ----------
Total assets                                      $  427,304          $  340,373
                                                  ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   96,738          $   62,309
  Accrued expenses                                    28,043              11,375
  Accrued income taxes                                 2,678               2,954
  Net liabilities of discontinued operation             --                 3,557
                                                  ----------          ----------
Total current liabilities                            127,459              80,195

Long-term debt                                        70,000              45,500
Convertible subordinated debentures                   56,983              56,983
Deferred income taxes                                  9,818               8,499
Other long-term liabilities                            1,325                 184

Shareholders' equity:
  Common stock                                           989                 975
  Additional paid-in capital                          72,921              70,598
  Other                                               (2,556)             (1,896)
  Retained earnings                                   99,336              87,602
                                                  ----------          ----------
                                                     170,690             157,279

  Treasury stock, at cost                             (8,971)             (8,267)
                                                  ----------          ----------
Total shareholders' equity                           161,719             149,012
                                                  ----------          ----------
Total liabilities and shareholders' equity        $  427,304          $  340,373
                                                  ==========          ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
FABRI-CENTERS OF AMERICA, INC.


                                                                    JANUARY 28,       JANUARY 29,       JANUARY 30,
YEARS ENDED                                                            1995              1994              1993
- -------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except share and per share data)

Net sales                                                        $      677,279    $      582,071    $      574,120

Costs and expenses:
   Cost of goods sold                                                   378,593           329,950           329,058
   Selling, general and administrative expenses                         271,187           235,439           231,261
   Interest expense, net                                                  8,418             5,547             5,522
                                                                 --------------    --------------    --------------
                                                                        658,198           570,936           565,841
                                                                 --------------    --------------    --------------
Earnings from continuing operations before income taxes,
    extraordinary item and cumulative effect of accounting
    change                                                               19,081            11,135             8,279
Income taxes                                                              7,347             4,176             3,105
                                                                 --------------    --------------    --------------
Earnings from continuing operations before extraordinary item
    and cumulative effect of accounting change                           11,734             6,959             5,174

Discontinued operations:
    Loss from operations, net of tax benefit of $860                       --                --              (1,432)
    Provision for loss on disposal, including estimated operating losses to be incurred through disposal date of $691 and
      $1,562 (net of tax benefits of $3,121 and $938)                      --              (5,201)           (1,562)
                                                                 --------------    --------------    --------------
                                                                           --              (5,201)           (2,994)
                                                                 --------------    --------------    --------------
Earnings before extraordinary item and cumulative effect of
   accounting change                                                     11,734             1,758             2,180

Extraordinary item:
   Gain on buyback of convertible subordinated debentures
       net of tax provision of $1,231                                      --                --               2,052
Cumulative effect of accounting change                                     --                 399              --
                                                                 --------------    --------------    --------------
Net earnings                                                     $       11,734    $        2,157    $        4,232
                                                                 ==============    ==============    ==============

Earnings (loss) per common share:
   Earnings from continuing operations                           $         1.26    $         0.75    $         0.54
   Loss from discontinued operations                                       --               (0.56)            (0.31)
                                                                 --------------    --------------    --------------
Earnings before extraordinary item and cumulative effect of
      accounting change                                                    1.26              0.19              0.23

Extraordinary item                                                         --                --                0.21
Cumulative effect of accounting change                                     --                0.04              --
                                                                 --------------    --------------    --------------
Net earnings                                                     $         1.26    $         0.23    $         0.44
                                                                 ==============    ==============    ==============
Average shares and equivalents outstanding                            9,343,663         9,284,521         9,631,537


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FABRI-CENTERS OF AMERICA, INC.


                                             JANUARY 28,     JANUARY 29,     JANUARY 30,
YEARS ENDED                                     1995            1994            1993
- ----------------------------------------------------------------------------------------
(Thousands of dollars)

COMMON STOCK AT STATED VALUE

  Balance at beginning of year               $     975       $     969       $     962
  Exercise of stock options                          5              13               7
  Issuance of restricted stock awards               10               1               4
  Cancellation of restricted stock awards           (1)             (8)             (4)
                                             ---------       ---------       ---------
  Balance at end of year                           989             975             969
- ----------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL

  Balance at beginning of year                  70,598          70,804          67,976
  Exercise of stock options                        491           1,202             519
  Issuance of restricted stock awards            1,636             135           1,580
  Cancellation of restricted stock awards         (103)         (1,747)           (481)
  Issuance of treasury shares                     --                 6             166
  Tax benefit on options exercised                 299             198           1,044
                                             ---------       ---------       ---------
  Balance at end of year                        72,921          70,598          70,804
- ----------------------------------------------------------------------------------------
OTHER

  Balance at beginning of year                  (1,896)         (3,692)         (3,606)
  Issuance of restricted stock awards           (1,646)           (136)         (1,584)
  Cancellation of restricted stock awards           93           1,011             331
  Amortization of restricted stock awards          893             921           1,167
                                             ---------       ---------       ---------
  Balance at end of year                        (2,556)         (1,896)         (3,692)
- ----------------------------------------------------------------------------------------
RETAINED EARNINGS

  Balance at beginning of year                  87,602          85,445          81,213
  Net earnings                                  11,734           2,157           4,232
                                             ---------       ---------       ---------
  Balance at end of year                        99,336          87,602          85,445
- ----------------------------------------------------------------------------------------
TREASURY STOCK

  Balance at beginning of year                  (8,267)         (5,052)         (4,022)
  Repurchase of common stock                      (704)         (3,308)         (1,318)
  Issuance of treasury shares                     --                93             288
                                             ---------       ---------       ---------
  Balance at end of year                        (8,971)         (8,267)         (5,052)
- ----------------------------------------------------------------------------------------
  Shareholders' equity                       $ 161,719       $ 149,012       $ 148,474
- ----------------------------------------------------------------------------------------


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FABRI-CENTERS OF AMERICA, INC.

                                                                         JANUARY 28,     JANUARY 29,  JANUARY 30,
YEARS ENDED                                                                 1995           1994         1993
- -----------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Operating activities:
   Net earnings                                                       $       11,734   $    2,157   $    4,232
   Additions (deductions) not requiring cash:
       Extraordinary gain before income tax provision                           --           --         (3,283)
       Cumulative effect of accounting change                                   --           (399)        --
       Provision for loss on discontinued operation                             --          8,322        2,500
       Cancellation of restricted stock awards                                   (11)        (744)        (154)
       Depreciation and amortization and other noncash expenses               13,978       12,138       11,120
       Deferred income taxes                                                   4,146          184        2,943
       (Gain) loss on disposal of fixed assets                                   (70)         699        1,042
   Working capital changes, net of acquisition of Cloth World:
           Merchandise inventories                                            28,499       (1,155)     (40,333)
           Prepaid expenses and other current assets                           2,905          350       (3,626)
           Net liabilities of discontinued operation                          (3,557)       8,135       (5,292)
           Accounts payable                                                    3,921      (17,968)         154
           Accrued expenses                                                    3,020         (961)         813
           Accrued income taxes                                                 (276)       1,983       (5,164)
                                                                   ----------------------------------------------
Net cash provided by (used for) operating activities                          64,289       12,741      (35,048)

Investing activities:
   Capital expenditures                                                      (11,740)      (8,491)     (32,295)
   Acquisition of Cloth World, net of cash acquired (A)                      (61,829)        --           --
   Assets held for sale                                                         --           --          9,453
   Mortgage receivable                                                           250          375       (8,301)
   Other, net                                                                 (1,034)         182          519
                                                                   ----------------------------------------------
Net cash used for investing activities                                       (74,353)      (7,934)     (30,624)

Financing activities:
    Proceeds from long-term debt                                              89,500       46,000       25,300
    Repayment of long-term debt                                              (65,000)     (47,600)     (18,300)
    Proceeds from sale of convertible subordinated debentures, net              --           --         72,813
    Repurchase of convertible subordinated debentures                           --           --        (14,049)
    Other long-term liabilities                                                  (56)         (26)         (87)
    Proceeds from exercise of stock options                                      496        1,215          526
    Repurchase of common stock                                                  (704)      (3,308)      (1,318)
                                                                   ----------------------------------------------
Net cash provided by (used for) financing activities                          24,236       (3,719)      64,885

Net increase (decrease) in cash                                               14,172        1,088         (787)
Cash and cash equivalents at beginning of year                                 7,715        6,627        7,414
                                                                   ----------------------------------------------
Cash and cash equivalents at end of year                              $       21,887   $    7,715   $    6,627
                                                                   ----------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid (refunded) during the year for:
       Interest                                                       $        8,834   $    7,584   $    4,726
       Income taxes                                                   $        3,927   $   (3,516)  $    5,725

(A) Acquisition of Cloth World, net of cash acquired
       Working capital, other than cash                               $      (57,154)
       Property and equipment                                                 (9,540)
       Other assets                                                              (42)
       Payable to Brown Group Inc.                                             3,710
       Other liabilities                                                       1,197
                                                                      --------------
       Net cash used to acquire Cloth World                           $      (61,829)
                                                                      --------------

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

INTANGIBLE ASSETS

Other assets includes the value assigned for trade names, favorable lease interest, and other intangible assets acquired in connection with purchased businesses totalling $4,781,000 and $5,622,000 as of fiscal year end 1995 and 1994, respectively, and are being amortized primarily on a straight-line basis over 3 to 20 years. Amortization expense was $841,000, $844,000, and $820,000 in fiscal 1995, 1994, and 1993, respectively. In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," that becomes effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions of this statement in the first quarter of fiscal 1997. The adoption is not expected to have a material effect on the Company's financial statements.

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

         The following is a schedule of future minimum rental payments under non-cancelable operating leases as of January 28, 1995:

                                                                                                          Minimum
Fiscal Year                                                                                               Rentals
- --------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
1996                                                                                                    $    66,007
1997                                                                                                         64,174
1998                                                                                                         62,002
1999                                                                                                         58,541
2000                                                                                                         54,691
Thereafter                                                                                                  132,420
                                                                                                        -----------
                                                                                                        $   437,835
                                                                                                        ===========


Rent expense was as follows:

Fiscal Year                                     1995                          1994                          1993
- --------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Minimum rentals                             $   57,081                   $    49,425                   $    41,735
Contingent rentals                               1,286                         1,384                         2,365
Less:
Sublease rentals                                (1,397)                       (1,375)                         (484)
                                            ----------                    ----------                   -----------
                                            $   56,970                    $   49,434                   $    43,616
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

NOTE 5 - CAPITAL STOCK

The following table details the common stock activity for fiscal 1995 and fiscal 1994:


                                                                                  $0.10 Common Stock
                                                                    ---------------------------------------------
                                                                        Shares
                                                                      Outstanding                        Shares
                                                                    Net of Treasury                   in Treasury
- -----------------------------------------------------------------------------------------------------------------
Balance at January 31, 1993                                           9,277,256                           415,758

  Exercise of stock options                                             123,242                               ---
  Issuance of restricted stock                                           10,000                               ---
  Cancellation of restricted stock                                      (79,750)                              ---
  Treasury stock acquired                                              (233,650)                          233,650
                   --- ----                                           ---------                           -------
Balance at January 29, 1994                                           9,097,098                           649,408

  Exercise of stock options                                              48,988                               ---
  Issuance of restricted stock                                          104,000                               ---
  Cancellation of restricted stock                                       (6,000)                              ---
  Treasury stock acquired                                               (45,175)                           45,175
                   --- ----                                           ---------                           -------
Balance at January 28, 1995                                           9,198,911                           694,583
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

         The following is a summary of stock option and stock appreciation rights ("SAR") activity:


                                                                Shares                            Option Price
                                                ---------------------------------------
                                                  Options                       SAR                 Per Share
- --------------------------------------------------------------------------------------------------------------------
Outstanding at February 2, 1992                    774,617                        ---        $  4.75  -     $ 46.13

  Granted                                          707,800                        ---          10.63  -       41.44
  Exercised                                        (36,861)                       ---           4.75  -       30.44
  Cancelled                                       (126,088)                       ---           8.42  -       42.01
                                                 ---------                  ---------
Outstanding at January 30, 1993                  1,319,468                        ---           4.75  -       46.13

  Granted                                          255,500                        ---          13.31  -       17.44
  Exercised                                       (123,242)                       ---           4.75  -       15.83
  Cancelled                                       (207,872)                       ---           8.83  -       46.00
                                                 ---------                  ---------
Outstanding at January 29, 1994                  1,243,854                        ---           4.75  -       46.13

  Granted                                          328,800                        ---          12.69  -       17.44
  Exercised                                        (48,988)                       ---           4.75  -       17.25
  Cancelled                                        (96,239)                       ---           5.00  -       46.00
                                                 ---------                  ---------
Outstanding at January 28, 1995                  1,427,427                        ---           4.75  -       46.13
                                                 =========                  =========

Exercisable                                        661,027                        ---           4.75  -       46.13
Reserved for future option and
  SAR grants                                       695,448                    695,448

           In addition, under the 1988 Stock Option Plan for Non-Employee Directors, the Company may grant stock options for up to 150,000 shares of Company common stock at prices not less than the fair market value of the common stock at the date of grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service after the date of grant and generally expire ten years after the date of t he grant. During fiscal 1995, 20,000 stock options were granted at $14.88 per share and no stock options were exercised. During fiscal 1993, 15,000 stock options were granted at $34.06 per share and 30,000 were exercised at $5.05. No stock options were granted or exercised during fiscal 1994. At January 28, 1995, 75,000 stock options remain outstanding, of which 43,750 are currently exercisable and 40,000 options are reserved for future grants.

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

            The Credit Facility contains certain financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as, require the Company to maintain a minimum defined current ratio, working capital, tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. The maximum allowable combined outstanding debt for the Credit Facility and additional bank borrowings is $220 million, subject to limitations of revolving credit borrowings during specified time frames throughout the commitment period. The fair value of the Credit Facility approximates its carrying value as a result of its interest rate being variable and based on current market rates.

            The Company has an interest rate cap agreement with one of the banks in the Bank Group. The interest rate cap establishes a maximum interest rate payable when the variable rate exceeds a certain rate. At January 28, 1995 the total notional amount under the interest rate cap was $20 million, having a capped LIBOR rate of 8 percent, terminating October 7, 1996. The Company has an interest rate swap agreement under which it pays to the counter-party interest at a fixed rate of 7.3 percent and the counter-party pays to the Company at a variable rate based on LIBOR, on a current notional amount of $10 million, terminating October 4, 1996. The estimated fair values, at January 28, 1995, of the interest rate cap and swap agreements, based on the present value of expected future cash flows, were immaterial.

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

    The significant components of income tax expense are as follows:


Fiscal Year                                           1995                       1994                      1993
- -------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Current:
Federal                                            $     2,763               $     3,029                 $      112
State and local                                            438                       442                        433
                                                   -----------               -----------                 ----------
                                                         3,201                     3,471                        545
Deferred                                                 4,146                       705                      2,560
                                                   -----------               -----------                 ----------
Total income tax expense                           $     7,347               $     4,176                $     3,105
                                                   ===========               ===========                ===========

The reconciliation of income tax at the statutory rate to total income tax expense is as follows:

Fiscal Year                                           1995                       1994                      1993
- -------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Federal income tax at the
 statutory rate                                     $    6,678                $    3,786                $     2,815
Effect of:
 State and local taxes                                     285                       292                        286
 Other, net                                                384                        98                          4
                                                    ----------                ----------                 ----------
Provision for income taxes                          $    7,347                $    4,176                 $    3,105
                                                    ==========                ==========                 ==========

The significant components of the Company's deferred tax assets and liabilities are as follows:


                                                             Asset/(Liability)
                                                          ------------------------
Fiscal Year                                                 1995            1994
- ----------------------------------------------------------------------------------
(Thousands of dollars)
Current
Deferred tax assets:

  Inventory items                                         $    893        $   --
  Benefit programs                                             795           1,202
  Reserve for discontinued operations                          455           3,309
  Other                                                         96             151
                                                          --------        --------
                                                             2,239           4,662
Deferred tax liabilities:

  Basis difference in net assets acquired                     (631)           --
  Real estate taxes                                            (65)           (195)
  Personal property taxes                                     (126)           (271)
  Other taxes                                                 (121)            (73)
                                                          --------        --------
                                                              (943)           (539)
                                                          --------        --------
Net current deferred taxes                                $  1,296        $  4,123
                                                          ========        ========
Non-current
Deferred tax assets:

  Unearned compensation                                        982        $    809
  Other                                                        178             180
                                                          --------        --------
                                                             1,160             989
Deferred tax liabilities:

  Depreciation                                             (10,307)         (9,455)
  Basis difference in net assets acquired                     (638)           --
  Other                                                        (33)            (33)
                                                          --------        --------
                                                           (10,978)         (9,488)
                                                          --------        --------
Net non-current deferred taxes                            $ (9,818)       $ (8,499)
                                                          ========        ========

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

         The following table presents information necessary to calculate primary earnings per share for the periods presented.


Fiscal Year                                                1995                     1994                    1993
- -------------------------------------------------------------------------------------------------------------------
Shares outstanding:
Weighted average shares
  outstanding                                             9,156,526               9,079,127               9,328,225
Share equivalents                                           187,137                 205,394                 303,312
                                                          ---------               ---------               ---------
Primary shares outstanding                                9,343,663               9,284,521               9,631,537
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

NOTE 13 - CLOTH WORLD ACQUISITION

On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97 million in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates. Certain estimates, primarily for costs related to closing certain acquired stores and settling related lease obligations, may be revised based on information that will be obtained during fiscal 1996. However, the effect of any revisions on the results of operations for fiscal 1995 would not be material.

         Cloth World, with fiscal 1994 sales of $224 million, operated 342 specialty fabric stores in 26 states with a concentration in the southern half of the United States.

         Summarized below are the unaudited consolidated results of operations of the Company, including Cloth World on a pro forma basis, as if Cloth World had been acquired as of the beginning of the periods presented:

Fiscal Year                                        1995          1994
- ------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Net sales                                        $817,695       $806,137
Earnings from continuing operations before
cumulative effect of accounting change           $ 11,466       $  7,706
Net earnings                                     $ 11,466       $  2,904

Earnings per common share:
 Earnings from continuing operations before
   cumulative effect of accounting change        $   1.23        $  0.83
 Net earnings                                    $   1.23        $  0.31

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

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         First           Second           Third          Fourth
Fiscal 1995                                             Quarter          Quarter          Quarter        Quarter
- ------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                              $ 132,676        $ 112,851        $ 175,434       $ 256,318

Gross profit                                           $  56,252        $  48,883        $  79,690       $ 113,861

Net earnings (loss)                                    $  (1,256)       $  (5,199)       $   4,075       $  14,114

Primary earnings (loss) per common share (c)           $   (0.13)       $   (0.56)       $    0.44       $    1.50
Fully diluted earnings (loss) per common share (c)     $   (0.13)       $   (0.56)       $    0.44       $    1.38



                                                         First           Second           Third          Fourth
Fiscal 1994                                             Quarter          Quarter          Quarter        Quarter
- ------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                              $ 139,751        $ 113,151        $ 147,104       $ 182,065
Gross profit                                           $  55,951        $  48,274        $  66,329       $  81,567
Earnings (loss) from continuing operations before
  cumulative effect of accounting change               $  (1,684)       $  (5,433)       $   3,536       $  10,540
Loss from discontinued operation, net of taxes (a)          --               --               --            (5,201)
                                                       ---------        ---------        ---------       ---------
Earnings (loss) before cumulative effect of
  accounting change                                       (1,684)          (5,433)           3,536           5,339
Cumulative effect of accounting change (b)                   399             --               --              --
                                                       ---------        ---------        ---------       ---------
Net earnings (loss)                                    $  (1,285)       $  (5,433)       $   3,536       $   5,339
                                                       =========       ==========        =========       =========

Earnings (loss) per common share: (c) (d)
  Earnings (loss) from continuing operations before
   cumulative effect of accounting change              $   (0.18)       $   (0.59)       $    0.38       $    1.13
  Loss from discontinued operation                          --               --               --             (0.56)
                                                       ---------        ---------        ---------       ---------
  Earnings (loss) before cumulative effect of
   accounting change                                       (0.18)           (0.59)            0.38            0.57
  Cumulative effect of accounting change                    0.04             --               --              --
                                                       ---------        ---------        ---------       ---------
  Net earnings (loss)                                  $   (0.14)       $   (0.59)       $    0.38       $    0.57
                                                       =========        =========        =========       =========


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

Arthur Andersen LLP
Cleveland, Ohio,
March 1, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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






                              PRINCIPAL OCCUPATION PAST FIVE YEARS,                              DIRECTOR
    NAME                           OTHER DIRECTORSHIPS AND AGE                                     SINCE
    ----                      -------------------------------------                              --------


Robert Norton                 Vice Chairman since March 1993 and Chief                             1989
                              Financial Officer for more than five years;
                              Executive Vice President from September 1988
                              to March 1993; Chief Administrative Officer
                              from May 1990 to March 1993; age 48.

Alma Zimmerman                Senior Vice President of the Company                                 1967
                              for more than five years; age 82.

Ira Gumberg                   President of J.J. Gumberg Co. (real estate                           1992
                              management and development) for more than five
                              years; Director of Mellon Bank, N.A.; age 41.

Samuel Krasney                Managing Partner, ABBA Capital Enterprises                           1976
                              since September 1993; Chairman of the
                              Board, President and Chief Executive
                              Officer, Banner Aerospace, Inc. from June 1990
                              to September 1993 and prior thereto, Vice
                              Chairman of the Board, The Fairchild
                              Corporation (formerly Banner Industries,
                              Inc.) for more than five years;
                              Director of Banner Aerospace, Inc.,
                              and Waxman Industries, Inc.; age 70.

Frank Newman                  President, Chief Operating Officer and                               1991
                              Director of Eckerd Corporation (retail
                              pharmacy stores) since July 1993;
                              President and Chief Executive Officer, F & M
                              Distributors prior to July 1993 for more
                              than five years; age 46.

Betty Rosskamm                Secretary of the Company for more than five years                    1967
                              and, since December 1991, Senior Vice President;
                              prior to December 1991, Treasurer of the Company
                              for more than five years; age 66.


Alan Rosskamm                 Chief Executive Officer of the Company for more                      1985
                              than five years, since April 1993, President,
                              and since July 1992, Chairman of the Board;
                              prior to July 1992, President of the Company
                              for more than five years; Director of Charming
                              Shoppes Inc. (women's apparel retailer); age 45.

Scott Cowen                   Dean of the Weatherhead School of Management                         1987
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Based solely upon a review of Forms 3 and 4 and amendment thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that (other than described below) no Form 5 was required, the Company believes that, during the fiscal year ended January 28, 1995, all filing requirements applicable to its executive officers and Directors were met, except that Messrs. Krasney and Cowen each inadvertently filed a late Form 5 with respect to such fiscal year relating to an automatic grant of stock options under the Directors Plan (as defined below).

ITEM 11. EXECUTIVE COMPENSATION.

           The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993, for the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                                                  COMPENSATION
                                                                                                  ------------
                                ANNUAL COMPENSATION                                                  AWARDS
                                -------------------                                                  ------
                                                                                                         SECURITIES
                                                                             OTHER                       UNDERLYING        ALL
                                                                            ANNUAL                        OPTIONS/        OTHER
                                                                            COMPEN-        RESTRICTED       SARS         COMPEN-
    NAME AND                FISCAL                                          SATION            STOCK          (E)          SATION
PRINCIPAL POSITION           YEAR         SALARY (A)      BONUS (B)          (C)           AWARD(S)(D)    (SHARES)          (F)
- -------------------         ------        ----------      ---------       ----------       -----------    --------       ------

Alan Rosskamm                 1995          $352,884       $264,663           -              $196,875       15,000        $79,144
 Chairman of the Board,       1994          $341,346       $103,683           -                    $0       15,000        $18,177
 President and Chief          1993          $302,375             $0           -              $450,750       50,000        $18,044
 Executive Officer

Robert Norton                 1995          $321,031       $233,273           -              $157,500       12,000        $16,162
 Vice Chairman of             1994          $301,090        $91,485           -                    $0       12,000        $19,145
 the Board and Chief          1993          $266,208             $0           -              $450,750       40,000        $19,012
 Financial Officer

Jane Aggers                   1995          $246,712       $185,034           -              $236,250       12,000        $19,194
 Executive Vice               1994          $217,468        $61,860           -              $136,250       32,000        $10,111
 President-                   1993          $162,171        $12,000           -              $187,813       20,000         $4,364
 Merchandising and
 Marketing

Fred Johnson                  1995          $172,404        $83,616           -               $63,000        5,000         $2,342
 Senior Vice President        1994          $159,231        $30,660           -                    $0       10,000         $3,428
 Management Information       1993          $141,000        $12,000           -               $75,125       12,500         $3,774
 Systems

John Stec                     1995          $170,000        $94,150           -               $63,000        5,000         $1,808
 Senior Vice President-       1994          $171,090        $32,459           -                    $0        5,000         $3,444
 Real Estate                  1993          $162,250        $12,000           -                    $0       10,000         $4,364

       ---------------
       (A) Includes amounts earned but deferred pursuant to Section 401(k) of the Internal Revenue Code.

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


                                                                                               POTENTIAL
                                                                                           REALIZABLE VALUE
                                                                                              AT ASSUMED
                                                                                             ANNUAL RATES
                                                                                             OF STOCK PRICE
                                                                                              APPRECIATION
                             INDIVIDUAL GRANTS                                             FOR OPTION TERM(4)
- --------------------------------------------------------------                             ------------------
                NUMBER OF
                SECURITIES          PERCENT
                UNDERLYING          OF TOTAL         EXERCISE
                OPTIONS             OPTIONS          OR BASE
                GRANTED            GRANTED TO        PRICE PER
                (SHARES)          EMPLOYEES IN       COMMON          EXPIRATION
   NAME           (1)             FISCAL YEAR        SHARE            DATE (3)             5%                  10%
   ----         ----------        ------------       ---------       ----------         --------            --------

Alan Rosskamm   15,000(2)            4.3%            $15.50          12/15/2004         $146,218            $370,545
Robert Norton   12,000(2)            3.4%            $15.50          12/15/2004         $116,974            $296,436
Jane Aggers     12,000(2)            3.4%            $15.50          12/15/2004         $116,974            $296,436
Fred Johnson     5,000(2)            1.4%            $15.50          12/15/2004         $ 48,739            $123,515
John Stec        5,000(2)            1.4%            $15.50          12/15/2004         $ 48,739            $123,515


       --------------
       (1) The option holder has the right to pay the exercise price by delivering previously acquired shares of the Company's common stock and to have shares withheld to satisfy tax withholding requirements in connection with the exercise of options. Such options become immediately exercisable upon a Change in Control of the Company, as defined in the option plan. Options are nontransferable other than by will or the laws of descent and distribution.

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


                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING                   VALUE OF UNEXERCISED
                                                                     UNEXERCISED                      IN-THE MONEY
                                                                     OPTIONS AT                        OPTIONS AT
                          COMMON                                  JANUARY 28, 1995                   JANUARY 28, 1995
                      SHARES ACQUIRED         VALUE        -----------------------------      -----------------------------
NAME                    ON EXERCISE          REALIZED       EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
- ----                 -----------------       --------       -----------     -------------      -----------     -------------

 Alan Rosskamm             5,250              $ 43,942         129,250           54,250           $922,283         $149,750
 Robert Norton                 0              $      0          31,750           43,500           $ 89,716         $119,800
 Jane Aggers                   0              $      0          48,750           47,250           $251,580         $100,075
 Fred Johnson                  0              $      0          22,625           19,375           $107,074         $ 33,450
 John Stec                     0              $      0          18,625           14,750           $ 70,699         $ 33,450

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

            In connection with the Company's recent acquisition of Cloth World, the Company and Robert Norton entered into an employment agreement wherein Mr. Norton agreed to continue to serve in his current capacities with the Company, as well as assist in the integration of Cloth World, through August 31, 1997, unless terminated earlier by the parties. Under the agreement, Mr. Norton is entitled to a minimum base salary plus participation in the bonus plan and to receive certain severance payments if he is terminated without cause or he terminates his employment with the Company effective on or after July 31, 1996. In addition, Mr. Norton has agreed not to engage in certain competitive activities during the course of his employment and for a period of three years thereafter. In the event of a "Change in Control"

(as defined above) during the term of the agreement, Mr. Norton may only assert his rights under either the employment agreement or the "Change in Control" agreement described above.


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



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT

           The following table sets forth, as of March 31, 1995, the amount of the Company's Common Shares beneficially owned by each of its Directors and nominees for Directors, the Chief Executive Officer, the four other most highly compensated executive officers, and all executive officers and Directors of the Company as a group. Unless otherwise indicated, each of the persons listed in the following table has sole voting and investment power with respect to the Common Shares set forth opposite his or her name:


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
    group (11 persons)




- ---------------
(1) With respect to Common Shares beneficially owned by such persons under the Company's Employees' Savings and Profit Sharing Plan, the Common Shares included are as of December 31, 1994, the latest date for which statements are available.

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

(4) Includes 31,750 Common Shares subject to stock options granted to Mr. Norton exercisable on or prior to May 30, 1995, 59,500 Common Shares held as restricted stock under the Company's Executive Incentive Plan, and an aggregate of 2,250 Common Shares owned by Mr. Norton in a fiduciary capacity for the benefit of his children and his spouse.

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




                                                 NUMBER OF
NAME AND ADDRESS                                COMMON SHARES               PERCENT
OF BENEFICIAL OWNERS                          BENEFICIALLY OWNED            OF CLASS
- --------------------                          ------------------            --------
FMR Corp.                                       1,236,844(1)(2)               13.47%
Edward C. Johnson 3d
82 Devonshire Street
Boston, MA 02109

Mr. and Mrs. Martin Rosskamm                      874,468(3)(4)                9.53%
5555 Darrow Road
Hudson, OH 44236

First Pacific Advisors, Inc.                      758,939(1)                   8.27%
11400 West Olympic Boulevard
Suite 1200,
Los Angeles, CA 90064

Mr. and Mrs. Justin Zimmerman                     687,303(3)(5)                7.49%
5555 Darrow Road
Hudson, OH 44236

Mr. Alan Rosskamm                                 590,222(3)(6)                6.34%(6)
5555 Darrow Road
Hudson, OH 44236

The State Teachers Retirement                     553,900(7)                   6.03%
Board of Ohio (STRS)
275 East Broad Street
Columbus, OH 43215

The Capital Group Companies, Inc.                 500,000(8)                   5.45%
333 South Hope Street
Los Angeles, CA 90071

- ---------------

(1) The Common Shares listed are reported on a Schedule 13G filed with the Securities and Exchange Commission with respect to holdings as of December 31, 1994.

(2) Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. ("Fidelity"), reported beneficial ownership of 1,221,811 Common Shares as a result of acting as investment advisor to several investment funds that hold such Common Shares (the "Funds"), including 372,311 Common Shares from the assumed conversion of $18,150,000 principal amount of 6.25% Convertible Subordinated Debentures of the Company (the "Debentures") held by such Funds. The voting of these 1,211,811 Common Shares is directed by each of the Funds' Boards of Trustees. In addition, Fidelity Management Trust Company, a wholly owned subsidiary of FMR Corp. ("FMTC"), reported beneficial ownership of 15,033 Common Shares, including 13,333 Common Shares from the assumed conversion of $650,000 principal amount of Debentures held by FMTC.

(3) With respect to Common Shares beneficially owned by such persons under the Company's Employees' Savings and Profit Sharing Plan, the Common Shares included are as of December 31, 1994, the latest date for which statements are available.

(4) Includes 19,203 Common Shares held by Mrs. Rosskamm as custodian for the benefit of her grandchildren. Of these 874,468 Common Shares, Mr. Rosskamm disclaims beneficial ownership of 694,479 Common Shares beneficially owned by his wife and Mrs. Rosskamm disclaims beneficial ownership of 179,989 Common Shares beneficially owned by her husband.

(5) Of these 687,303 Common Shares, Mr. Zimmerman disclaims beneficial ownership of 547,862 Common Shares beneficially owned by his wife and Mrs. Zimmerman disclaims beneficial ownership of 139,441 Common Shares beneficially owned by her husband.

(6) Includes 129,250 Common Shares subject to stock options granted to Mr. Rosskamm exercisable on or prior to May 30, 1995, 69,500 Common Shares held as restricted stock under the Company's Executive Incentive Plan, and an aggregate of 181,751 Common Shares held by his children, spouse, or by Mr. Rosskamm as trustee for the benefit of family members and charities.

(7) The Common Shares listed are reported on a Schedule 13G filed with the Securities and Exchange Commission with respect to holdings as of December 31, 1993. No subsequent amendment to the Schedule 13G has been filed of record with the Securities and Exchange Commission.

(8) Capital Research and Management Company, a registered investment adviser, and an operating subsidiary of The Capital Group Companies, Inc., exercised as of December 31, 1994 investment discretion with respect to 500,000 Common Shares or 5.45% of outstanding shares of the class, which were owned by various institutional investors. Such subsidiary has no power to direct the vote of the above shares.

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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FABRI-CENTERS OF AMERICA, INC.

                      By: /s/Alan Rosskamm                         June 30, 1995
                          ----------------------------------------
                             Alan Rosskamm
                             President and Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   Signature Title                 Date
                            ----------------------------------  -----------
/s/Alan Rosskamm            Chairman of the Board and Director
- ------------------------    (Chief Executive Officer)
 Alan Rosskamm

/s/Robert Norton*           Vice Chairman and Director
- --------------------------  (Chief Accounting Officer)
Robert Norton

/s/Betty Rosskamm*          Director
- ------------------------
 Betty Rosskamm

/s/Alma Zimmerman*          Director
- ----------------------
Alma Zimmerman

/s/Samuel Krasney*          Director                             June 30, 1995
- -------------------------
Samuel Krasney

/s/Scott Cowen*             Director
- --------------------------
Scott Cowen

/s/Frank Newman*            Director
- ------------------------
Frank Newman

/s/Ira Gumberg*             Director
- --------------------------
Ira Gumberg

                   The undersigned, by signing his name hereto, does hereby sign this Amendment No. 2 to Annual Report on Form 10-K on behalf of the above-named officers and directors of Fabri-Centers of America, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors and previously filed with the Securities and Exchange Commission.

                         *By: /s/Alan Rosskamm                    June 30, 1995
                              --------------------------------
                              Alan Rosskamm, Attorney-in-Fact

                         FABRI-CENTERS OF AMERICA, INC.

            FORM 10-K/A FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                               AMENDMENT NO. 2

                                EXHIBIT INDEX


    Official                                                                     Sequential
   Exhibit No.           Description                                              Page No.
   -----------           -----------------------------------------------         ----------
       23                Consent of Independent Public Accountants                  38