Form 10-Q
period 1995-07-29
FABRI CENTERS OF AMERICA INC
filed 1995-09-11
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                  FORM 10 - Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

--------------------------------------------------------------------------------


                      For the Quarter Ended July 29, 1995
                          Commission File No. 1-6695



                        FABRI-CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Ohio                                               34-0720629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          5555 Darrow Road
            Hudson, Ohio                                        44236
---------------------------------------                   ------------------
(Address of principal executive offices)                     (Zip Code)

       (216) 656 - 2600
-------------------------------
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X               No
                              ------               ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest, practicable date.

         Shares of Class A Common Stock outstanding at September 7, 1995:    9,197,925

         Shares of Class B Common Stock outstanding at September 7, 1995:    9,198,098

                            Sequential Page 1 of 36

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                               July 29,                  January 28,
                                                                                 1995                        1995
------------------------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                               $        8,087              $       21,887
    Merchandise inventories                                                        351,866                     290,560
    Prepaid expenses and other current assets                                        9,957                      11,963
    Deferred income taxes                                                            3,672                       1,296
                                                                            --------------              --------------
 Total current assets                                                              373,582                     325,706

 Property and equipment, at cost:
    Land                                                                             1,777                       1,975
    Buildings                                                                       21,257                      20,699
    Furniture and fixtures                                                          90,853                      77,982
    Leasehold improvements                                                          35,382                      33,525
                                                                            --------------              --------------
                                                                                   149,269                     134,181
    Less accumulated depreciation and amortization                                  56,814                      50,059
                                                                            --------------              --------------
                                                                                    92,455                      84,122
 Mortgage receivable                                                                 7,547                       7,676
 Other assets                                                                        9,413                       9,800
                                                                            --------------              --------------
 Total assets                                                                $     482,997               $     427,304
                                                                            ==============              ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                         $     128,260              $       96,738
    Accrued expenses                                                                17,459                      28,043
    Accrued income taxes                                                                --                       2,678
                                                                            --------------              --------------
 Total current liabilities                                                         145,719                     127,459

 Long-term debt                                                                    109,500                      70,000
 Convertible subordinated debentures                                                56,983                      56,983
 Deferred income taxes                                                              10,037                       9,818
 Other long-term liabilities                                                         1,457                       1,325

 Shareholders' equity:
    Common Stock:
      Class A                                                                          494                         989
      Class B                                                                          494                          --
    Additional paid-in capital                                                      72,801                      72,921
    Other                                                                          (1,708)                     (2,556)
    Retained earnings                                                               96,280                      99,336
                                                                            --------------              --------------
                                                                                   168,361                     170,690
    Treasury stock, at cost                                                        (9,060)                     (8,971)
                                                                            --------------              --------------
 Total shareholders' equity                                                        159,301                     161,719
                                                                            --------------              --------------

 Total liabilities and shareholders' equity                                  $     482,997               $     427,304
                                                                            ==============              ==============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                           Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                         July 29,         July 30,          July 29,         July 30,
                                                           1995             1994              1995             1994
------------------------------------------------------------------------------------------------------------------------------------
 Net sales                                              $   168,508      $   112,851        $   351,788      $   245,527

 Costs and expenses:
   Cost of goods sold                                        92,980           63,968            195,161          140,392
   Selling, general and administrative expenses              78,037           55,680            156,211          112,390
   Interest expense, net                                      2,912            1,657              5,385            3,241
                                                        -----------      -----------        -----------      -----------
                                                            173,929          121,305            356,757          256,023
                                                        -----------      -----------        -----------      -----------

 Loss before income taxes                                   (5,421)          (8,454)            (4,969)         (10,496)
 Income tax benefit                                         (2,087)          (3,255)            (1,913)          (4,041)
                                                        -----------      -----------        -----------      -----------
 Net loss                                              $    (3,334)     $    (5,199)       $    (3,056)     $    (6,455)
                                                        ===========      ===========        ===========      ===========
 Net loss per common share                                   (0.17)           (0.28)             (0.16)           (0.35)
                                                        ===========      ===========        ===========      ===========

 Average share and equivalents outstanding               19,175,648       18,572,970         19,056,134       18,633,558
                                                        ===========      ===========        ===========      ===========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                               July 29,                 July 30,
 Twenty-Six Weeks Ended                                                          1995                     1994
------------------------------------------------------------------------------------------------------------------------------------
 Operating activities:
    Net loss                                                                $      (3,056)              $      (6,455)
    Additions (deductions) not requiring cash:
      Cancellation of restricted stock awards                                         (32)                          --
      Depreciation and amortization and other noncash expenses                       8,429                       6,436
      (Gain) loss on disposal of fixed assets                                        (311)                         170
      Deferred income taxes                                                        (2,157)                     (3,813)

 Working capital changes:
      Merchandise inventories                                                     (61,306)                    (14,603)
      Prepaid expenses and other current assets                                      2,006                       1,964
      Accounts payable                                                              35,232                      15,075
      Accrued expenses                                                            (10,584)                     (1,850)
      Accrued income taxes                                                         (2,678)                     (2,954)
      Net liabilities of discontinued operation                                         --                     (3,557)
                                                                            --------------              --------------
 Net cash used for operating activities                                           (34,457)                     (9,587)

 Investing activities:
      Capital expenditures                                                        (16,133)                     (4,751)
      Acquisition of Cloth World (see Note 3)                                      (3,710)                          --
      Mortgage receivable                                                              129                         124
      Other, net                                                                       582                          74
                                                                            --------------              --------------
 Net cash used for investing activities                                           (19,132)                     (4,553)
 Financing activities:
      Proceeds from long-term debt                                                  39,500                      12,400
      Repayment of long-term debt                                                       --                          --
      Other long-term liabilities                                                      132                        (87)
      Proceeds from exercise of stock options                                          246                         322
      Repurchase of common stock                                                      (89)                       (128)
                                                                            --------------              --------------
 Net cash provided by financing activities                                         39,789                      12,507

 Net decrease in cash                                                             (13,800)                     (1,633)
 Cash and cash equivalents at beginning of period                                  21,887                       7,715
                                                                            --------------              --------------
 Cash and cash equivalents at end of period                                $        8,087              $        6,082
                                                                            ==============              ==============

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                              $        4,863              $        3,246
      Income taxes                                                          $        2,922              $        2,615


 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
July 29, 1995, January 28, 1995 and July 30, 1994


 1.  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures, herein, are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes, thereto, included in the Company's Annual Report on Form 10-K and as amended by Form 10-K/A Amendments No. 1 and No. 2 for the fiscal year ended January 28, 1995.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods.


 2.  Significant Accounting Policies

     A. Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. The Company believes that the carrying value of cash equivalents approximates their fair value. No cash equivalents were held at July 29, 1995. At January 28, 1995, the Company held cash equivalents of $11.5 million, stated at cost.

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

     E. Earnings per share are computed based on the weighted average number of common shares and common share equivalents outstanding during the fiscal period. Fully diluted earnings per share are the same as primary earnings per share due to the computation of fully diluted earnings per share producing an anti-dilutive result. Earnings per share amounts have been restated to give effect to the increased number of shares outstanding as a result of the recapitalization amendment (See Note 4).

     F. Depreciation of buildings, furniture and fixtures and leasehold improvements is provided principally by the straight-line method over the estimated useful lives of the assets.

     G. Certain reclassifications have been made of amounts reported in fiscal 1995 in order to conform with the presentation for fiscal 1996.

     H. The Company's principal business is conducted in the retail fabric and craft industry through specialty stores which sell a wide variety of fashion and decorator fabrics, notions, crafts, patterns and sewing accessories.

 3.  Cloth World Acquisition

         On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group, Inc., ("Cloth World") for approximately $97 million in cash and assumed liabilities. The acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made during the first quarter of fiscal 1996. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates. Certain estimates, primarily for costs to settle lease obligations related to closing certain acquired stores, may be revised based upon information obtained during the remainder of fiscal 1996. However, the effect of any revisions on the results of operations for the first two quarters of fiscal 1996 would not be material.


4.   Recapitalization Amendment

     On August 2, 1995, the shareholders of the Company approved a recapitalization amendment to the Company's Articles of Incorporation, which became effective on that date, changing the Company's Common Shares into Class A Common Shares and creating a new class of nonvoting shares, designated as Class B Common Shares. Additionally, the number of authorized Common Shares was increased from 75,000,000 to 150,000,000, consisting of 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares. Pursuant to this amendment, the Company's Common Shares, with a stated value of $0.10 per share, were changed into one Class A Common Share and one Class B Common Share, with each class having a stated value of $0.05 per share. As a result of the recapitalization, 9,191,514 Class A Common Shares and 9,191,514 Class B Common Shares were outstanding as of the effective date. Common Stock at July 29, 1995 and all earnings per share amounts have been restated to reflect the recapitalization amendment, which has been accounted for as if it were a two-for-one stock split.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


        On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97 million in cash and assumed liabilities. The acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made during the first quarter of fiscal 1996. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates. Certain estimates, primarily for costs to settle lease obligations related to closing certain acquired stores, may be revised based upon information obtained during the remainder of fiscal 1996. However, the effect of any revisions on the results of operations for the first two quarters of fiscal 1996 would not be material.


RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JULY 29, 1995 VS. JULY 30, 1994

        Net sales for the second quarter of fiscal 1996 increased 49.3%, or $55.7 million, to $168.5 million from $112.9 million in fiscal 1995, largely due to $49.3 million of sales generated from the Cloth World stores during the second quarter of fiscal 1996. Net sales for the second quarter of fiscal 1996, excluding the Cloth World stores, increased $6.4 million, or 5.6%. Comparable store sales increased 6.8% in the second quarter of fiscal 1996 over the same quarter a year earlier; primarily as a result of improved product offerings in notions and crafts and store closings by competitors in certain markets.

        Gross profit increased $26.6 million in the second quarter of fiscal 1996 compared to the same quarter of fiscal 1995, primarily as a result of the increase in sales. As a percentage of net sales, fiscal 1996 second quarter gross profit was 44.8%, an increase of 1.5 percentage points from the gross profit of 43.3% for the same quarter a year earlier. The improvement in gross profit margin primarily resulted from improved purchasing and inventory management.

        Selling, general and administrative expenses as a percentage of net sales were 46.3% in the second quarter of fiscal 1996, a decrease of 3.0 percentage points from the 49.3% incurred in the same quarter a year earlier. Reductions as a percent of sales in occupancy, advertising and information systems development expenses were partially offset by an increase in store-level payroll expense.

        Net interest expense increased by $1.3 million during the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995, primarily due to an increase in average bank borrowings as a result of the acquisition and subsequent conversion of the Cloth World stores and higher inventory levels.

        The Company's effective income tax rate was 38.5% for both the second quarter of fiscal 1996 and the second quarter of fiscal 1995.

        Net loss for the second quarter of fiscal 1996 was $3.3 million, or $0.17 per share, compared to a net loss of $5.2 million, or $0.28 per share, for the same quarter a year earlier.

TWENTY-SIX WEEKS ENDED JULY 29, 1995 VS. JULY 30, 1994

        Net sales for the first half of fiscal 1996 increased 43.3%, or $106.3 million, to $351.8 million from $245.5 million in the first half of fiscal 1995, largely due to $98.5 million of sales generated from the Cloth World stores during the first half of fiscal 1996. Net sales for the first half of fiscal 1996, excluding the Cloth World stores, increased $7.8 million, or 3.1%. Comparable store sales increased 3.7% in the first half of fiscal 1996 over the same period a year earlier, which primarily occurred during the second quarter.

        Gross profit increased $51.5 million in the first half of fiscal 1996 compared to the same period of fiscal 1995, primarily as a result of the increase in sales. As a percentage of net sales, fiscal 1996, first half gross profit was 44.5%, an increase of 1.7 percentage points from the gross profit of 42.8% for the same period a year earlier. The improvement in gross profit margin primarily resulted from improved purchasing and inventory management.

        Selling, general and administrative expenses as a percentage of net sales were 44.4% in the first half of fiscal 1996, a decrease of 1.4 percentage
points from the 45.8% incurred in the same period a year earlier.   Reductions
as a percent of sales in occupancy and information systems development expenses were partially offset by an increase in store-level payroll expenses.

        Net interest expense increased by $2.1 million during the first half of fiscal 1996 compared to the first half of fiscal 1995, primarily due to an increase in average bank borrowings as a result of the acquisition and subsequent conversion of the Cloth World stores and higher inventory levels.

        The Company's effective income tax rate was 38.5% for both the first half of fiscal 1996 and the first half of fiscal 1995.

        Net loss for the first half of fiscal 1996 was $3.1 million, or $0.16 per share, compared to a net loss of $6.5 million, or $0.35 per share, for the same period a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

        The Company completed the first half of fiscal 1996 in sound financial condition. Working capital increased $29.7 million to $227.9 million, at July 29, 1995, compared to $198.2 million at January 28, 1995. The ratio of current assets to current liabilities was 2.6:1 at July 29, 1995, and 2.6:1 at January 28, 1995.

        The Company used $34.5 million for operating activities in the first half of fiscal 1996 compared to $9.6 million in the same period of the prior year. The primary reasons for the net use in cash in the first half of fiscal 1996 were an increase in inventory, the payment of accrued employee benefits, and the payment of certain liabilities relating to the purchase of Cloth World. A $61.3 million increase in inventories during the first half of fiscal 1996 was partially offset by a $35.2 million increase in accounts payable. There were three primary reasons for the increase in inventory. During the first half of fiscal 1996, approximately 60% of the Cloth World stores were remerchandised, adding the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores. The remaining Cloth World stores will be remerchandised before Thanksgiving. The product offering in notions and crafts was expanded in all stores and inventory in general was increased to support the second half of fiscal 1996 expected sales levels. The Company anticipates that merchandise inventories at the end of fiscal 1996 will be moderately lower than July 29, 1995 levels.

        Capital expenditures were $16.1 million for the first half of fiscal 1996 as compared to $4.8 million for the same period of fiscal 1995. Fiscal 1996 capital expenditures primarily relate to the conversion of Cloth World stores to the Jo-Ann Fabrics and Crafts format and the opening of new stores. During the first half of fiscal 1996, the Company opened 17 superstores and closed 42 smaller stores, many of which were in overlapping markets.

For the full year, the Company plans to open 50 to 70 superstores and close 80 to 90 smaller stores.

        The Company has a $200.0 million revolving credit facility with a group of eight banks that expires on September 29, 1998. The Company may borrow up to a maximum of $220.0 million, subject to further limitations during specified time frames, by using funds available under this credit facility and other lines of credit. As of July 29, 1995, the Company had borrowings of $109.5 million under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and to fund its capital expenditures for fiscal 1996.

        The Company has remaining board authorization to purchase in the open market or in private transactions a total of 997,025 shares of the Company's Common Stock. If acquired, these shares will be used to satisfy obligations under the Company's benefit plans and for other corporate purposes.

        The Company's business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels in the second and third fiscal quarters as the Company increases its inventory in anticipation of its peak selling season.

        As of July 29, 1995, the Company operated 939 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts and Cloth World.

                          PART II OTHER INFORMATION

Item 2.  Changes in Securities
         ---------------------
     (a) On August 2, 1995 (the "effective date"), the shareholders of the Company approved a recapitalization amendment to the Company's Articles of Incorporation which created two classes of common stock,
         one voting class designated as Class A Common Shares, and      a new
         nonvoting class designated as Class B Common Shares. Additionally, the number of authorized Common Shares was increased from 75,000,000 to 150,000,000, consisting of 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares. On the effective date of this amendment, the Company's Common Shares, with a stated value of $0.10 per share, were changed into one Class A Common Share and one Class B Common Share, with each class having a stated value of $0.05 per share. Each stock certificate representing the existing Common Shares of the Company automatically represented from and after the effective date one Class A Common Share. As a result of the recapitalization, 9,191,514 Class B Common Shares were issued. Class A Common Shares will essentially carry the same rights, both voting and otherwise, as the existing Common Shares, except as described in (b) below. The Class B Common Shares will not be entitled to vote on any matters except as otherwise required by law.

         As a result of the recapitalization amendment, the Board of Directors of the Company amended the Shareholder's Rights Plan (the "Rights Plan"), originally adopted on October 22, 1990. The effect of the amendment to the Rights Plan was to automaticaly adjust the Initial
         Purchase Price, the    Adjusted Purchase Price, and the Redemption
         Price (all as defined below) to be equal to one half of their then current price. In addition, the Company amended the Rights Plan to clarify certain of its provisions to reflect the Company's revised capital structure. Specifically, the definition of "Common Shares" as used in the Rights Plan was amended to include only the Class A Common Shares and provisions were added to the Rights Plan to provide that rights are associated only with Class A Common Shares. Under the Rights Plan, as amended, the rights are exercisable only if a person or group buys or announces a tender offer for 20% or more of the outstanding Class A Common Shares or the Board of Directors declares a person or group to be an "adverse person." When exercisable, each right initially entitles a holder to purchase one Class A Common Share for $105.75 (the "Initial Purchase Price"). Upon occurrence of a "flip in" or "flip over" event (as defined in the Rights Plan), each right would then enable the holder thereof to purchase one Class A Common Share or, in the event that the Company is being acquired, one common share of the acquiring company for $0.50 (the "Adjusted Purchase Price"). The Board of Directors may redeem the rights for $0.005 each at any time before a "flip in" or "flip over" event has occurred (the "Redemption Price"). This amendment to the Shareholders' Rights Plan is being filed as Exhibit No. 4 to this Form 10-Q.

         The Company currently has outstanding $56,983,000 in aggregate principal amount of 6-1/4% Convertible Subordinated Debentures due March 1, 2002 (the "Debentures"). Prior to the recapitalization amendment discussed above, the Debentures were convertible in integral multiples of $1,000 by a holder into Common Shares of the Company at a conversion price of $48.75 per share (equivalent to a conversion rate of approximately 20.513 existing Common Shares per $1,000 principal amount of Debentures). As a result of the recapitalization amendment, each Debenture will be convertible into approximately 20.513 Class A Common Shares and approximately 20.513 Class B Common Shares per $1,000 principal amount.

     (b) The authorization and subsequent issuance of the Class B Common
         Shares did not materially limit or qualify the rights of holders of Class A Common Shares except that in certain situations in which a holder of Class A Common Shares has acquired 15% or more of the Class A Common Shares after August 2, 1995 without a proportionate purchase of the nonvoting Class B Common Shares, the voting rights of the Class A Common Shares acquired by such holder after August 2, 1995 will be automatically suspended until (i) consummation of a tender offer at a prescribed price to acquire additional Class B Common Shares or, (ii) the number of Class A Common Shares owned by such shareholder and acquired after August 2, 1995 falls below 15% of the outstanding Class A Common Shares. See Article Fourth, Division B, Section 7 of the Registrant's Amended Articles of Incorporation, which is part of Exhibit No. 3 to this Form 10-Q and which is hereby incorporated by reference.


Item 4.  Submission of Matters to a vote of Security Holders
         ---------------------------------------------------

         a) A Special Meeting in Lieu of the Annual Meeting of Shareholders of Fabri-Centers of America, Inc. was held August 2, 1995 for the purpose of (1) electing three members to the class whose three-year terms of office expire in 1998 and, (2) voting upon a proposed amendment (the "Recapitalization Amendment") to the Company's Articles of Incorporation, which would among other things, (i) provide for two classes of common stock, one voting class designated as Class A Common Shares and a new nonvoting class designated as Class B Common Shares; (ii) change each issued share of the Company's existing Common Shares into one Class A Common Share and one Class B Common Share; (iii) increase the number of authorized Common Shares from 75,000,000 to 150,000,000 consisting of 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares, and (iv) expressly permit the Company to purchase and sell either class of Common Stock regardless of whether a lesser purchase price could be paid, or a greater sale price could be received, by the Company for shares of the other class.

         b) Robert Norton, Alma Zimmerman and Ira Gumberg were elected to the Board of Directors for the term expiring in 1998. Samuel Krasney, Frank Newman and Betty Rosskamm continued as Directors in the class whose term of office expires in 1996, and Scott Cowen and Alan Roskamm continued as Directors in the class whose term of office expires in 1997, in which class a vacancy remains.

         c) (i) The nominees for Directors as listed in the proxy statement were elected with the following vote:

                               Nominee                                    Votes For                           Votes Withheld
                           ----------------                               -----------                         --------------
                            Robert Norton                                 8,503,174                               267,998
                            Alma Zimmerman                                8,501,831                               269,341
                            Ira Gumberg                                   8,494,339                               276,833

         (ii) Approval of the Recapitalization Amendment required the affirmative vote of the holders of the majority of the outstanding existing Common Shares of the Company. On June 14, 1995, the record date for shareholders entitled to notice and vote at the meeting, there were 9,188,827 Common Shares outstanding. The proposed Amendment to the Company's Articles of Incorporation was approved by the following vote:


                                 Votes For                Votes Against             Votes Withheld             Broker Non-Votes
                                 ---------                -------------             --------------             ----------------
                                 4,866,563                  3,376,378                   14,030                     514,201

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibits
              --------

              See the Exhibit Index at sequential page 14 of this report.

         b)   Reports on Form 8-K
              -------------------

              The Company was not required to file reports on Form 8-K for the 13-week period ended July 29, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.




                                        FABRI-CENTERS OF AMERICA, INC.



DATE:  September 11, 1995               /s/    Alan Rosskamm
                                        BY:    Alan Rosskamm
                                               Chairman, President and Chief
                                               Executive Officer




                                        /s/    Robert Norton
                                        BY:    Robert Norton
                                               Vice Chairman and Chief Financial
                                               Officer





                         FABRI-CENTERS OF AMERICA, INC.

                        FABRI-CENTERS OF AMERICA, INC.

                FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEK
                         PERIODS ENDED JULY 29, 1995

                                EXHIBIT INDEX


                                                                                                       Sequential
     Exhibit No.                                      Description                                       Page No.
   ---------------             ---------------------------------------------------------             --------------
          3                    Form of  1995 Amended Articles of Incorporation of Fabri-                   15
                               Centers of America, Inc.

          4                    Form of  Second  Amendment  of  Rights  Agreement,  dated                   30
                               August  2,  1995,  between  the  Registrant  and  Society
                               National  Bank,  as successor  by  merger  to  Ameritrust
                               Company National Association, as Rights Agent

         11                    Statement re Computation of Earnings per Common Share                       35

         27                    Financial Data Schedule                                                     36


