Form 10-Q
period 1995-10-28
FABRI CENTERS OF AMERICA INC
filed 1995-12-12
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                  FORM 10 - Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934
--------------------------------------------------------------------------------


For the Quarter Ended October 28, 1995                Commission File No. 1-6695
--------------------------------------                --------------------------

                         FABRI-CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Ohio                                         34-0720629
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        5555 Darrow Road
          Hudson, Ohio                                      44236
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

        (216) 656 - 2600
----------------------------------------
    (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes       X                             No
                    -----                                  -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest, practicable date.

Shares of Class A Common Stock outstanding at December 6, 1995:       9,267,565

Shares of Class B Common Stock outstanding at December 6, 1995:       9,213,280


                           Sequential Page 1 of 14

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                              October 28,                January 28,
                                                                                 1995                        1995
----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                               $       12,837              $       21,887
    Merchandise inventories                                                        380,303                     290,560
    Prepaid expenses and other current assets                                        9,675                      11,963
    Deferred income taxes                                                              210                       1,296
                                                                            --------------              --------------
 Total current assets                                                              403,025                     325,706
 Property and equipment, at cost:
    Land                                                                             1,777                       1,975
    Buildings                                                                       21,481                      20,699
    Furniture and fixtures                                                          99,289                      77,982
    Leasehold improvements                                                          38,004                      33,525
                                                                            --------------              --------------
                                                                                   160,551                     134,181
    Less accumulated depreciation and amortization                                  60,536                      50,059
                                                                            --------------              --------------
                                                                                   100,015                      84,122

 Mortgage receivable                                                                 7,481                       7,676
 Other assets                                                                        9,087                       9,800
                                                                            --------------              --------------
 Total assets                                                                $     519,608               $     427,304
                                                                            ==============              ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                         $     128,308              $       96,738
    Accrued expenses                                                                18,750                      28,043
    Accrued income taxes                                                               173                       2,678
                                                                            --------------              --------------
 Total current liabilities                                                         147,231                     127,459

 Long-term debt                                                                    138,200                      70,000
 Convertible subordinated debentures                                                56,983                      56,983
 Deferred income taxes                                                               9,976                       9,818
 Other long-term liabilities                                                         1,511                       1,325
 Shareholders' equity:
    Common Stock:
      Class A                                                                          498                         989
      Class B                                                                          496                          --
    Additional paid-in capital                                                      73,561                      72,921
    Other                                                                          (1,903)                     (2,556)
    Retained earnings                                                              102,249                      99,336
                                                                            --------------              --------------
                                                                                   174,901                     170,690
    Treasury stock, at cost                                                        (9,194)                     (8,971)
                                                                            --------------              --------------
 Total shareholders' equity                                                        165,707                     161,719
                                                                            --------------              --------------
 Total liabilities and shareholders' equity                                  $     519,608               $     427,304
                                                                            ==============              ==============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                             Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                         ---------------------------         ----------------------------
                                                         October 28,      October 29,        October 28,      October 29,
                                                            1995             1994               1995             1994
-------------------------------------------------------------------------------------------------------------------------
 Net sales                                                $   214,431      $   175,434       $   566,219       $  420,961

 Costs and expenses:
   Cost of goods sold                                         115,358           95,744           310,519          236,136
   Selling, general and administrative expenses                85,828           70,611           242,039          183,001
   Interest expense, net                                        3,539            2,453             8,924            5,694
                                                          -----------      -----------       -----------       ----------
                                                              204,725          168,808           561,482          424,831
                                                          -----------      -----------       -----------       ----------
 Earnings (loss) before income taxes                            9,706            6,626             4,737          (3,870)
 Income tax provision (benefit)                                 3,737            2,551             1,824          (1,490)
                                                          -----------      -----------       -----------       ----------

 Net earnings (loss)                                     $      5,969     $      4,075      $      2,913     $    (2,380)
                                                          ===========      ===========       ===========       ==========

 Net earnings (loss) per common share:

      Primary                                            $       0.31     $       0.22      $       0.15     $     (0.13)
                                                          ===========      ===========       ===========       ==========


      Assuming full dilution                             $       0.30     $       0.22      $       0.15     $     (0.13)
                                                          ===========      ===========       ===========       ==========



 Average shares and equivalents outstanding:
      Primary                                              19,532,187       18,654,074        19,214,819       18,640,396
                                                          ===========      ===========       ===========       ==========

      Assuming full dilution                               21,931,081       18,775,756        19,308,327       18,718,770
                                                          ===========      ===========       ===========       ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                             October 28,                October 29,
Thirty-nine Weeks Ended                                                          1995                       1994
---------------------------------------------------------------------------------------------------------------------
Operating activities:
Net earnings (loss)                                                        $        2,913                  $  (2,380)
Adjustments to reconcile net earnings to net cash provided by operations:
     Cancellation of restricted stock awards                                          (55)                       (10)
     Depreciation and amortization and other noncash expenses                       13,151                      9,970
     (Gain) loss on disposal of fixed assets                                         (207)                        243
     Deferred income taxes                                                           1,244                    (1,879)
Working capital changes:
     Merchandise inventories                                                      (89,743)                   (22,417)
     Prepaid expenses and other current assets                                       2,288                      2,024
     Accounts payable                                                               35,280                     32,040
     Accrued expenses                                                              (9,293)                      6,999
     Accrued income taxes                                                          (2,505)                    (2,954)
     Net liabilities of discontinued operation                                          --                    (3,557)

                                                                          ----------------           ----------------
Net cash provided by (used for) operating activities                              (46,927)                     18,079

Investing activities:
     Capital expenditures                                                         (27,889)                    (8,202)
     Acquisition of Cloth World (see Note 4)(a)                                    (3,710)                   (61,829)
     Mortgage receivable                                                               195                        187
     Other, net                                                                        527                    (1,929)
                                                                          ----------------           ----------------
Net cash used for investing activities                                            (30,877)                   (71,773)

Financing activities:
     Proceeds from long-term debt                                                   75,900                     89,500
     Repayment of long-term debt                                                   (7,700)                   (25,000)
     Other long-term liabilities                                                       186                       (80)
     Proceeds from exercise of stock options                                           591                        377
     Repurchase of common stock                                                      (223)                      (128)
                                                                          ----------------           ----------------
Net cash provided by financing activities                                           68,754                     64,669

Net increase (decrease) in cash                                                    (9,050)                     10,975
Cash and cash equivalents at beginning of period                                    21,887                      7,715
                                                                          ----------------           ----------------
Cash and cash equivalents at end of period                                $         12,837           $         18,690
                                                                          ================           ================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                             $          8,864           $          6,182
     Income taxes                                                         $          3,083           $          3,189
(a) Acquisition of Cloth World, net of cash acquired
       Working capital, net of cash acquired                              $             --           $       (57,154)
       Property and equipment                                                           --                    (9,540)
       Other assets                                                                     --                       (42)
       Payable to Brown Group, Inc.                                                (3,710)                      3,710
       Other liabilities                                                                --                      1,197
                                                                          ----------------           ----------------
       Net cash used to acquire Cloth World                               $        (3,710)           $       (61,829)
                                                                          ================           ================

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
October 28, 1995, January 28, 1995 and October 29, 1994


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


 2.  Significant Accounting Policies

     A. Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. The Company believes that the carrying value of cash equivalents approximates their fair value. At October 28, 1995 and January 28, 1995, the Company held cash equivalents of $0.3 million and $11.5 million, respectively, stated at cost.

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

     F. Certain reclassifications have been made of amounts reported in fiscal 1995 in order to conform with the presentation for fiscal 1996.

     G. The Company's principal business is conducted in the retail fabric and craft industry through specialty stores which sell a wide variety of fashion and decorator fabrics, notions, crafts, patterns and sewing accessories.


3.   Earnings Per Share

     Primary earnings per share equals net earnings divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options. Earnings per share assuming full dilution equals net earnings plus after tax interest incurred on the Company's 6-1/4% convertible debentures divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options and assumed shares to be issued on the conversion of the Company's convertible debentures. The convertible debentures are not included in the earnings per share calculation assuming full dilution for the thirteen week period ended October 29, 1994 and for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 because they are anti-dilutive. Earnings per share amounts have been restated to give effect to the increased number of shares outstanding as a result of the recapitalization amendment (See Note
     5).


 4.  Cloth World Acquisition

     On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group, Inc., ("Cloth World") for approximately $97 million in cash and assumed liabilities. The acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made during the first quarter of fiscal 1996. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates.
     Certain estimates, primarily for costs to settle lease obligations related to closing certain acquired stores, may be revised based upon information obtained during the remainder of fiscal 1996. However, the effect of any revisions on the results of operations for the first three quarters of fiscal 1996 would not be material.


5.   Recapitalization Amendment

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


6.   Legal Proceedings

     The Company was notified by the staff of the Securities and Exchange Commission that the staff tentatively intends to recommend that the Commission bring an enforcement action against the Company, its chief executive officer, chief financial officer and a former officer in connection with the Company's financial statements for its fiscal year ended February 1, 1992, and for the immediately following three quarters, and with the adequacy of certain disclosures relating to such periods. The staff contends that the statements were not accurate because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. If any action is brought, the Company intends to vigorously contest it. Based on information currently available, Management does not believe the impact, if any, of this matter would have a material adverse impact on the Company's financial position.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group, Inc., ("Cloth World") for approximately $97 million in cash and assumed liabilities. The acquisition required a cash payment at closing of $62.0 million and an additional payment due upon determination of the final purchase price. A final payment of $3.7 million was made during the first quarter of fiscal 1996. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation has been based on preliminary estimates. Certain estimates, primarily for costs to settle lease obligations related to closing certain acquired stores, may be revised based upon information obtained during the remainder of fiscal 1996. However, the effect of any revisions on the results of operations for the first three quarters of fiscal 1996 would not be material.


RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 28, 1995 VS. OCTOBER 29, 1994

     Net sales for the third quarter of fiscal 1996 increased 22.2%, or $39.0 million, to $214.4 million from $175.4 million for the first quarter of fiscal 1995. Sales from the Cloth World stores acquired in October 1994 accounted for $36.4 million of the increase. Net sales for the third quarter of fiscal 1996, excluding the Cloth World stores, increased $2.6 million, or 1.7% over the same quarter a year ago. Comparable store sales increased 2.6% for the third quarter of fiscal 1996 over the same quarter a year earlier, primarily as a result of improved notions product offerings and store closings by competitors in certain markets.

     Gross profit increased $19.4 million in the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995, primarily as a result of the increase in sales. As a percentage of net sales, fiscal 1996 third quarter gross profit was 46.2%, an increase of 0.8 percentage points from the gross profit of 45.4% for the same quarter a year earlier. The improvement in gross profit margin primarily resulted from improved purchasing and inventory management.

     Selling, general and administrative expenses as a percentage of net sales were 40.0% for the third quarter of fiscal 1996, a decrease of 0.2 percentage points from the 40.2% incurred in the same quarter a year earlier. Reductions as a percent of sales in advertising and information systems development expenses were partially offset by an increase in distribution service center expenses.

     Net interest expense increased by $1.1 million during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, primarily due to an increase in average bank borrowings as a result of the acquisition and subsequent conversion of the Cloth World stores and higher inventory levels.

     The Company's effective income tax rate was 38.5% for both the third quarter of fiscal 1996 and the third quarter of fiscal 1995.

     Net earnings for the third quarter of fiscal 1996 were $5.9 million, or $0.31 per share, compared to net earnings of $4.1 million, or $0.22 per share, for the same quarter a year earlier.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 VS. OCTOBER 29, 1994

     Net sales for the first three quarters of fiscal 1996 increased 34.5%, or $145.3 million, to $566.2 million from $421.0 million for the first three quarters of fiscal 1995. Sales from the Cloth World stores acquired in October of fiscal 1995 accounted for $134.9 million of the increase. Net sales for the first three quarters of fiscal 1996, excluding the Cloth World stores, increased $10.3 million, or 2.6% over the same period a year ago. Comparable store sales increased 3.3% for the first three quarters of fiscal 1996 over the same period a year earlier. The majority of the increase occurred during the second and third quarters.

     Gross profit increased $70.9 million in the first three quarters of fiscal 1996 compared to the same period of fiscal 1995, primarily as a result of the increase in sales. As a percentage of net sales, gross profit for the first nine months of fiscal 1996 was 45.2%, an increase of 1.3 percentage points from the gross profit of 43.9% for the same period a year earlier. The improvement in gross profit margin primarily resulted from improved purchasing and inventory management.

     Selling, general and administrative expenses as a percentage of net sales were 42.7% in the first three quarters of fiscal 1996, a decrease of 0.8 percentage points from the 43.5% incurred in the same period a year earlier. Reductions as a percent of sales in occupancy and information systems development expenses were partially offset by increases in store-level payroll and distribution service center expenses.

     Net interest expense increased by $3.2 million during the first three quarters of fiscal 1996 compared to the first three quarters of fiscal 1995, primarily due to an increase in average bank borrowings as a result of the acquisition and subsequent conversion of the Cloth World stores and higher inventory levels.

     The Company's effective income tax rate was 38.5% for both the first three quarters of fiscal 1996 and the first three quarters of fiscal 1995.

     Net earnings for the first three quarters of fiscal 1996 were $2.9 million, or $0.15 per share, compared to a net loss of $2.4 million, or $0.13 per share, for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed the first three quarters of fiscal 1996 in sound financial condition. Working capital increased $57.6 million to $255.8 million, at October 28, 1995, compared to $198.2 million at January 28, 1995. The ratio of current assets to current liabilities was 2.7:1 at October 29, 1995, and 2.6:1 at January 28, 1995.

     The Company used $46.9 million for operating activities in the first three quarters of fiscal 1996 compared to $18.1 million provided by operating activities in the same period of the prior year. The primary reasons for the net use in cash in the first three quarters of fiscal 1996 were an increase in inventory, the payment of accrued employee benefits, and the payment of certain liabilities relating to the purchase of Cloth World. An $89.7 million increase in inventories during the first three quarters of fiscal 1996 was partially offset by a $35.3 million increase in accounts payable. There were three primary reasons for the increase in inventory. During the first three quarters of fiscal 1996, approximately 95% of the Cloth World stores were remerchandised, adding the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores. The remaining Cloth World stores were remerchandised before Thanksgiving. The product offerings in notions and crafts were expanded in all stores and inventory in general was increased to support the fourth quarter expected sales levels.

     Capital expenditures were $27.9 million for the first three quarters of fiscal 1996 as compared to $8.2 million for the same period of fiscal 1995. Fiscal 1996 capital expenditures primarily relate to the conversion of Cloth World stores to the Jo-Ann Fabrics and Crafts format and the opening of new stores. During the first three quarters of fiscal 1996, the Company opened 41 superstores and closed 68 smaller stores, many of which were in overlapping markets. For the full year of fiscal 1996, capital expenditures are expected to be approximately $40 million and the Company plans to open 60 to 70 superstores and close 80 to 90 smaller stores.

     The Company has a $200.0 million revolving credit facility with a group of eight banks that expires on September 29, 1998. The Company may borrow up to a maximum of $220.0 million, subject to further limitations during specified time frames, by using funds available under this credit facility and other lines of credit. As of October 28, 1995, the Company had borrowings of $138.2 million under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and to fund its capital expenditures for fiscal 1996.

     The Company has remaining board authorization to purchase in the open market or in private transactions a total of 997,025 shares of the Company's Common Stock. If acquired, these shares will be used to satisfy obligations under the Company's benefit plans and for other corporate purposes.

     See Item 1 LEGAL PROCEEDINGS to Part II elsewhere in this report.

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

     As of October 28, 1995, the Company operated 937 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts and Cloth World.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         On November 15, 1995, the Company announced that it had been notified by the staff of the Securities and Exchange Commission that the staff tentatively intends to recommend that the Commission bring an enforcement action against the Company, its chief executive officer, chief financial officer and a former officer in connection with the Company's financial statements for its fiscal year ended February 1, 1992, and for the immediately following three quarters, and with the adequacy of certain disclosures relating to such periods. The staff contends that the statements were not accurate because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. The Company is preparing a Wells submission in response to the staff's notice. If any action is brought, the Company intends to vigorously contest it because the Company believes that the financial statements for the periods involved were fairly stated. Based on information currently available, Management does not believe the impact, if any, of this matter would have a material adverse impact on the Company's financial position.


Item 5.  Other Events
         ------------

         On July 18, 1995, the Company announced the appointment of John Hermsen as the Executive Vice President - Stores.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibits
              --------

              See the Exhibit Index at sequential page 12 of this report.

         b)   Reports on Form 8-K
              -------------------

              The Company was not required to file reports on Form 8-K for the 13-week period ended October 28, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.




                                        FABRI-CENTERS OF AMERICA, INC.



DATE:  December 12, 1995                /s/     Alan Rosskamm
                                           -----------------------------------
                                        BY:     Alan Rosskamm
                                                Chairman, President and Chief
                                                Executive Officer




                                        /s/     Robert Norton
                                           -----------------------------------
                                        BY:     Robert Norton
                                                Vice Chairman and Chief
                                                Financial Officer

                         FABRI-CENTERS OF AMERICA, INC.

                FORM 10-Q FOR THE THIRTEEN AND THIRTY-NINE WEEK
                         PERIODS ENDED OCTOBER 28, 1995

                                 EXHIBIT INDEX


                                                                      Sequential
Exhibit No.                        Description                         Page No.
-----------                        -----------                        ----------
   11           Statement re Computation of Earnings per Common           13
                Share


   27           Financial Data Schedule                                   14