Form 10-K405
period 1996-01-27
FABRI CENTERS OF AMERICA INC
filed 1996-04-26
CIK 34151


                                                SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D.C.  20549
                                                            FORM 10 - K

                                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                                THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 27, 1996                                    Commission File No. 1-6695
- ----------------------------------------------------                          ----------------------------------------------------

                                                  FABRI-CENTERS OF AMERICA, INC.
- ----------------------------------------------------------------------------------------------------------------------------------
                                      (Exact name of Registrant as specified in its charter)


                         Ohio                                                                 34-0720629
- ----------------------------------------------------                          ----------------------------------------------------
   (State or other jurisdiction of incorporation or                                (I.R.S. Employer Identification No.)
                    organization)

                  5555 Darrow Road
                    Hudson, Ohio                                                                 44236
- ----------------------------------------------------                          ----------------------------------------------------
       (Address of principal executive offices)                                                (Zip Code)

 Registrant's telephone number, including area code:                                       (216) 656-2600

 Securities registered pursuant to Section 12(b) of the Act:
                                                                                             Name of Each Exchange
                   Title of Class                                                            on Which Registered
- ----------------------------------------------------                          ----------------------------------------------------

 Class A Common Stock, Without Par Value                                            New York Stock Exchange
 Class B Common Stock, Without Par Value                                            New York Stock Exchange

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

            Yes       X                             No
                -------------                           ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of
this Form 10-K.  [     ]

As of March 29, 1996, 9,290,214 shares of Class A Common Stock were outstanding and the aggregate market value of these Common Shares (based upon the closing price on March 29, 1996 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $80.6 million.

The exhibit index begins on page 37.

Documents incorporated by reference:
   Portions of the following documents are or will be incorporated by reference:

Proxy Statement for 1996 Annual Meeting of Shareholders (Part III)

                                     PART I


  Except as otherwise stated, the information contained in this report is given as of January 27, 1996, the end of the Registrant's latest fiscal year. The term "Registrant" or "Company" as used herein refers to Fabri-Centers of America, Inc. and its subsidiaries.


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

  The Registrant's principal business is conducted in the retail fabric and craft industry through specialty stores which sell a wide variety of fashion and decorator fabrics, notions, crafts, patterns and sewing accessories. On October 2, 1994, the Registrant acquired Cloth World, a division of Brown Group Inc. This acquisition added 342 stores to the number of stores being operated at that time. At January 27, 1996, the Registrant operated 936 stores in 48 states. The majority of the Registrant's stores currently do business under the names of "Jo-Ann Fabrics," "Cloth World," "Jo-Ann Fabrics and Crafts" and "New York Fabrics."

  The total number of stores in operation at January 27, 1996 by state was as follows:

 Alabama............................       6                            Montana............................      3
 Alaska.............................       3                            Nebraska...........................      1
 Arizona............................      13                            Nevada.............................      2
 Arkansas...........................       4                            New Hampshire......................      9
 California.........................      61                            New Jersey.........................     15
 Colorado...........................      15                            New Mexico.........................      4
 Connecticut........................      15                            New York...........................     42
 Delaware...........................       3                            North Carolina.....................      8
 Florida............................      70                            North Dakota.......................      3
 Georgia............................      19                            Ohio...............................     95
 Idaho..............................       3                            Oklahoma...........................      9
 Illinois...........................      49                            Oregon.............................     15
 Indiana............................      34                            Pennsylvania.......................     56
 Iowa...............................       4                            Rhode Island.......................      2
 Kansas.............................       8                            South Carolina.....................      1
 Kentucky...........................       7                            South Dakota.......................      3
 Louisiana..........................      15                            Tennessee..........................      9
 Maine..............................       4                            Texas..............................     80
 Maryland...........................      26                            Utah...............................      5
 Massachusetts......................      23                            Vermont............................      4
 Michigan...........................      63                            Virginia...........................     27
 Minnesota..........................      25                            Washington.........................     25
 Mississippi........................       1                            West Virginia......................      9
 Missouri...........................      15                            Wisconsin..........................     23

The following table sets forth the number of stores opened, closed and acquired by the Registrant during each of the past five fiscal years:

                                                                                                        Stores in
     Fiscal                   Stores                  Stores                   Stores                   Operation
      Year                    Opened                  Closed                  Acquired                 at Year-end
     ------                   ------                  ------                  --------                 -----------
      1992                     121                      102                      28                        664
      1993                     171                      142                      --                        693
      1994                      27                       65                      --                        655
      1995                      38                       71                     342                        964
      1996                      62                       90                      --                        936

  At the end of fiscal 1996, 87% of the Registrant's stores were superstores (over 9,000 square feet). In fiscal 1997, the Registrant expects to open approximately 50 to 60 new stores while closing 60 to 70 smaller locations.

  The Registrant's stores are located in leased facilities that average approximately 12,309 square feet. These stores are located in strip shopping centers, malls and free standing buildings. The Registrant varies its merchandising selection and inventory levels to conform with the various store layouts.

  The Registrant, in general, owns all of the fixtures used in its stores. The Registrant believes that it effectively utilizes its selling space and that its equipment is maintained and suitable for its requirements. It is the Company's policy to transfer fixtures and inventory from closed stores to new or existing stores. During the fiscal year ended January 27, 1996, the average investment in each new store was approximately $128,000 for leasehold improvements and additional fixtures. The Registrant converted 302 Cloth World stores to the Jo-Ann Fabrics and Crafts format adding to these stores a broader selection of merchandise. The average investment per converted store was approximately $61,000 for leasehold improvements and additional fixtures and $104,000 for incremental inventory. It is the Registrant's policy to charge operations for its pre-opening expenses as incurred, which is generally the same period as the store is opened. Store pre-opening costs consist chiefly of the cost of training sales personnel, advertising, stocking and incidental supplies.

  Each of the Registrant's stores sells a wide variety of merchandise primarily for customers to make their own clothing and to complete home decorating and craft projects. The fabrics that are sold by the Registrant include woolens, rayons, cottons, laces, synthetics, drapery and home furnishings and are customarily sold by the yard. Notions sold by the Registrant include cutting instruments, trimmings, buttons, threads, and zippers. Crafts sold by the Registrant include seasonal merchandise, craft supplies, fabric paints, beads and jewelry, florals and stitchery.

  The Registrant had 874 stores in operation for the full fiscal year ended January 27, 1996, with average sales of $893,000 per store. All items are sold for cash, through the use of various bank charge plans including the private label charge plan, which was introduced in the fourth quarter of fiscal 1996.

  In each of its stores the Registrant employs a store manager, merchandise manager and in some locations an operations manager, and full-time and part-time sales associates as required. Each store is under the supervision of a district manager who reports to a regional manager.

  Substantially all of the merchandising functions, including purchasing, allocation and distribution, in addition to accounting, information systems, real estate, advertising, and non-merchandise purchasing functions are centralized at the Registrant's corporate offices. The objective of the centralized control system is to allow each store manager and sales associate the opportunity to devote maximum effort toward sales of merchandise and customer service.

  The Registrant's centralized human resource department and field management organization are responsible for recruiting new store managers. A prospective store manager is assigned to an existing store as a manager-trainee for several weeks and receives in-depth on-the-job training. In addition, periodic training seminars are conducted for existing store managers. Sales associates are trained on the job.

  For the three fiscal years ended January 27, 1996, the Registrant's business resulted from sales of the following principal products:

                                                                       Fiscal Year Ended
                                               ------------------------------------------------------------------
                                               January 27,                January 28,                 January 29,
 Principal Product                                 1996                       1995                       1994
- ----------------------------                   -----------                -----------                 -----------
 Fabric                                            48.6%                      49.2%                      47.3%
 Notions                                           21.9%                      20.8%                      19.1%
 Crafts                                            25.7%                      26.3%                      29.6%
 Other                                              3.8%                       3.7%                       4.0%

  The sales information presented above excludes the Cargo Express Stores housewares division, which has been classified as a discontinued operation since fiscal 1993 and ceased operation in the first quarter of fiscal 1995.

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

  SOURCE AND AVAILABILITY OF RAW MATERIALS. There are various sources of supply available for each category of merchandise sold by the Registrant. The Registrant has no long-term purchase commitments with any of its suppliers. The Registrant imports approximately 14.2% of its purchases, which are bought in United States currency.

  PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Registrant does not own material patents, trademarks, licenses, franchises, and/or concessions. The Registrant does business primarily under the names "Jo-Ann Fabrics", "Cloth World", "Jo-Ann Fabrics and Crafts" and "New York Fabrics."

  SEASONAL BUSINESS. The Company's business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low-volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in anticipation of its peak selling season.

  DEPENDENCE ON SINGLE OR FEW CUSTOMERS. The Registrant is engaged in the retail sale of merchandise to the general public and, accordingly, no part of the business of the Registrant is dependent upon a single customer or a few customers. During the fiscal year ended January 27, 1996, no one store accounted for more than 1% of total sales.

  BACKLOG OF ORDERS. The Registrant is engaged in the retail sale of merchandise to the general public on a cash and carry basis and, accordingly, has no backlog of orders.

  COMPETITIVE CONDITIONS. The retail fabric and craft industry is highly competitive. The Registrant's stores compete with other specialty fabric and craft retailers, craft retailers and mass merchants on the basis of assortment, price and convenience. Some of the Registrant's competitors, particularly mass merchants, have greater financial and other resources than the Registrant. The retail fabric and craft industry is contracting and consolidating after several years of intense competition. With the acquisition of Cloth World in fiscal 1995, the Registrant became the leading national fabric and craft retailer with approximately twice as many stores as the next largest fabric and craft retail competitor. In addition to its national competitors, the Registrant also competes with many individual retailers and regional chains.

  RESEARCH AND DEVELOPMENT. During the three fiscal years ended January 27, 1996, the Registrant has not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services that were company-sponsored or customer-sponsored.

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

  NUMBER OF EMPLOYEES. The Registrant has approximately 17,200 permanent full-time and part-time employees, 16,200 of whom work in the Registrant's retail stores. Additional part-time employees are hired during peak selling periods. Approximately 460 employees in the Hudson distribution center are covered by a collective bargaining agreement with the United Steelworkers of America, Upholstery and Allied Industries Division. This agreement expires in May 1998. The Registrant considers its relationships with its employees to be good.

  FOREIGN OPERATIONS AND EXPORT SALES. Although the Registrant imports a significant percentage of its merchandise from foreign countries, the loss of any sources of supply from any of such foreign countries would not be material to the business of the Registrant. The Registrant had no export sales.


ITEM 2.  PROPERTIES

  The Registrant's corporate offices and distribution center are located in an approximately 1,400,000 square foot Registrant-owned facility on approximately 120 acres in Hudson, Ohio. The distribution operations occupy approximately 1,000,000 square feet and an additional 100,000 square feet are used by the Registrant's corporate offices and a "laboratory" store. The Registrant leases approximately 200,000 square feet of the facility to unrelated third parties and the remaining square footage is available for lease. The Registrant believes that the facility will meet its requirements for the foreseeable future. Adjacent to the Hudson facility, the Registrant owns approximately 100 acres of undeveloped land, which it holds for sale.

  The remaining properties occupied by the Registrant are leased retail store
facilities that are located primarily in high-traffic shopping centers.   All
store leases are operating leases generally for periods up to ten years with renewal options for up to twenty years. Certain retail store leases contain escalation clauses and in some cases provide for contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended January 27, 1996, the Registrant incurred $67,087,000 of expenses for store rentals.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  The Company was notified by the staff of the Securities and Exchange Commission that the staff tentatively intends to recommend that the Commission bring an enforcement action against the Company, its chief executive officer, its chief financial officer and a former officer in connection with the Company's financial statements for its fiscal year ended February 1, 1992, and for the immediately following three quarters, and with the adequacy of certain disclosures relating to such periods. The staff contends that the financial statements were not accurate because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. The Company has filed a written response, and met, with the staff to explain the Company's position on the issues raised. If any action is brought, the Company intends to vigorously contest it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

   None.

                      Executive Officers of the Registrant
                      ------------------------------------

The information below is included in this report pursuant to instruction 3 to item 401 (b) of Regulation S-K.

The Executive Officers of the Registrant are as follows:

            Name                                          Executive Office                                  Age
- ------------------------            -----------------------------------------------------------          ---------

 Alan Rosskamm                      Chief Executive  Officer  of the  Company for  more than  5                46
                                    years, since  April 1993,  President, and  since July 1992,
                                    Chairman of the Board; prior to July 1992, President of the
                                    Company for more than 5 years.

 Robert Norton                      Vice  Chairman of  the  Board and  Chief  Financial Officer                49
                                    since March 1993;  Executive Vice President September  1988 to  March 1993;  Chief  Financial Officer  since  September
                                    1987, and  Chief Administrative  Officer May  1990 to March
                                    1993,  of  the  Company.    Mr.  Norton has  announced  his
                                    intention to resign as Vice Chairman of the Board and Chief
                                    Financial Officer on or about May 31, 1996.

 Jane Aggers                        Executive Vice President, Merchandising and Marketing since                47
                                    April  1993;  Senior  Vice  President,  General Merchandise
                                    Manager   since   May   1990;   Vice    President,   Fabric
                                    Merchandising since April 1988, of the Company.

 John Stec                          Senior Vice President, Real  Estate of the Company for more                71
                                    than 5 years.

 Frederick Johnson                  Senior Vice President, Management Information Systems since                49
                                    March 1992; Vice  President, Management Information Systems
                                    from December 1989 to March 1992, of the Company.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

  On August 2, 1995, the shareholders approved a recapitalization amendment to the Articles of Incorporation, which became effective on that date, creating a new class of non-voting common shares designated as Class B Common Shares and changing each outstanding common share into one Class A and one Class B Common Share. The Class A and Class B common stock are traded on the New York Stock Exchange under the ticker symbols FCA-A and FCA-B, respectively. The number of Class A and Class B Common shareholders of record as of March 29, 1996 were 916 and 912, respectively.

  The quarterly high and low stock prices for the fiscal years 1996 and 1995 are presented in the table below:

                                                      CLASS A (a)                            CLASS B (b)
                                                     COMMON STOCK                           COMMON STOCK
- ------------------------------------------------------------------------------------------------------------------
 FISCAL QUARTER ENDED                        HIGH                LOW                HIGH                LOW
- ------------------------------------------------------------------------------------------------------------------
 April 29, 1995                           $    9 1/2         $    7 7/8           $     ---          $     ---
 July 29, 1995                                11 5/8                  9                 ---                ---
 October 28, 1995                                 16             11 7/8              13 7/8             10 5/8
 January 27, 1996                             15 3/4             13 1/4              12 3/4                 10


 FISCAL QUARTER ENDED                        HIGH                LOW                HIGH                LOW
- ------------------------------------------------------------------------------------------------------------------
 April 30, 1994                           $    8 7/8         $    7 3/4           $     ---          $     ---
 July 30, 1994                                 7 3/4              6 3/8                 ---                ---
 October 29, 1994                              8 7/8              5 7/8                 ---                ---
 January 28, 1995                              8 7/8              7 1/8                 ---                ---

(a) The Class A Common Shares market price data has been restated to reflect the recapitalization amendment, which had the effect of a two-for-one stock split.

(b) The Class B Common Shares were issued as part of the recapitalization amendment, effective August 2, 1995.

  The Registrant intends to follow a dividend policy of retaining earnings for the operation and growth of its business. Payment of dividends in the future will be determined by the Board of Directors in light of appropriate business conditions. The Registrant did not pay dividends on its common stock during fiscal 1996 and fiscal 1995.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
Fabri-Centers of America, Inc.
(Thousands of dollars, except per share data)

                                                 January 27,   January 28,    January 29,   January 30,    February 1,
Years ended                                         1996           1995          1994           1993          1992
- -----------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                      $   834,617    $   677,279   $   582,071    $   574,120   $   441,978
Cost of goods sold                                 456,615        378,593       329,950        329,058       233,580
Selling, general and administrative expenses       338,109        271,187       235,439        231,261       177,285
Interest expense, net                               11,982          8,418         5,547          5,522         2,870
Earnings from continuing operations before
  income taxes                                      27,911         19,081        11,135          8,279        28,243
Income taxes                                        10,453          7,347         4,176          3,105        10,166
Earnings from continuing operations                 17,458         11,734         6,959          5,174        18,077
Loss from discontinued operation                        --             --       (5,201)        (2,994)         (564)
Extraordinary item                                      --             --            --          2,052            --
Cumulative effect of accounting change                  --             --           399             --            --
Net earnings                                   $    17,458    $    11,734   $     2,157    $     4,232   $    17,513
- -----------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (a)
Earnings from continuing operations
   - Primary                                   $      0.91    $      0.63   $      0.37    $      0.27   $      0.98
   - Assuming full dilution                           0.89           0.63          0.37           0.27          0.98
Average shares and equivalents outstanding
   - Primary                                    19,289,620     18,687,326    18,569,042     19,263,074    18,397,584
   - Assuming full dilution                     19,516,621     18,748,998    18,877,498     19,263,074    18,397,584
Book value                                            9.79           8.79          8.19           8.00          7.67
Shares outstanding, net of treasury shares      18,486,108     18,397,822    18,194,196     18,554,512    18,584,058
- -----------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets                                 $   361,386    $   325,706   $   247,650    $   255,211   $   219,734
Merchandise inventories                            337,974        290,560       224,803        223,648       183,315
Property and equipment, net                        102,034         84,122        75,633         77,914        54,640
Total assets                                       479,648        427,304       340,373        351,619       284,060
Current liabilities                                129,229        127,459        80,195         93,584        97,781
Long-term debt                                      98,500         70,000        45,500         47,100        40,100
Convertible subordinated debentures                 56,983         56,983        56,983         56,983           ---
Total liabilities                                  298,685        265,585       191,361        203,145       141,537
Shareholders' equity                               180,963        161,719       149,012        148,474       142,523
Working capital                                    232,157        198,247       167,455        161,627       121,953
Working capital increase                            33,910         30,792         5,828         39,674        34,501
- -----------------------------------------------------------------------------------------------------------------------
GENERAL STATISTICS (FROM CONTINUING
  OPERATIONS)
Sales increase                                          23%            16%            1%            30%           20%
Net earnings increase (decrease)                        49%            69%           34%          (71)%           59%
Return on sales:
     Before income taxes                               3.3%           2.8%          1.9%           1.4%          6.4%
     After income taxes                                2.1%           1.7%          1.2%           0.9%          4.1%
Return on average shareholders' equity                10.2%           7.6%          4.7%           3.6%         16.5%
Current ratio                                    2.80 to 1      2.56 to 1     3.09 to 1      2.73 to 1     2.25 to 1
Depreciation                                       15,675          11,945        10,053          8,045         5,627
Debt to capitalization                               46.2%           44.0%         40.7%          41.2%         22.0%
Times interest earned (b)                            3.3x            3.3x          3.0x           2.5x         10.8x
Number of stores in operation                         936             964           655            693           664
- -----------------------------------------------------------------------------------------------------------------------

(a) The number of shares and per share data have been restated to give effect to the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.
(b) Ratio of pre-tax earnings before interest, discontinued operation, extraordinary item and cumulative effect of accounting change to net interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

  Except where otherwise noted, Management's Discussion and Analysis of Financial Condition and Results of Operations pertains to the Company's continuing operations.

  On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97,000,000 in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

  The following table shows the percentage of net sales for the periods indicated and the percentage change in dollar amounts from period to period of certain items included in the Consolidated Statements of Income.


                                                                                                     Percentage Change
                                                            Percentage of Net Sales                   From Prior Year
                                                       -----------------------------------------------------------------
                                                          1996         1995          1994             1996        1995
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                                100.0 %       100.0 %       100.0%           23.2%       16.4%
Cost of goods sold                                        54.7          55.9          56.7            20.6        14.7

Selling, general and administrative
  expenses                                                40.5          40.0          40.4            24.7        15.2

Interest expense, net                                      1.4           1.3           1.0            42.3        51.8
                                                         ------        ------        ------
Total expenses                                            96.6          97.2          98.1            22.6        15.3
                                                         ------        ------        ------

Earnings from continuing operations before
  income taxes and cumulative effect of
  accounting change                                        3.4           2.8           1.9            46.3        71.4

Income taxes                                               1.3           1.1           0.7            42.3        75.9
                                                         ------        ------        ------
Earnings from continuing operations before
  cumulative effect of accounting change                   2.1 %         1.7 %         1.2%           48.8%       68.6%
                                                         ======        ======        ======


  Net sales for fiscal 1996 increased 23.2 percent, or $157,338,000, to $834,617,000 from $677,279,000 in fiscal 1995. Sales from the Cloth World stores acquired in October of fiscal 1995 accounted for $142,552,000 of the increase. Comparable store sales for fiscal 1996 increased 3.2 percent over the prior year. This increase is primarily a result of expanded notions product offerings and store closings by competitors in certain markets. Throughout fiscal 1996, 302 Cloth World stores were converted to the Jo-Ann Fabrics and Crafts format. These stores will be included in the comparable store sales calculation beginning with the anniversary of their conversion date. In fiscal 1996, the Company opened 62 superstores and closed 90 stores, ending the year with 936 stores in operation, of which 812 were superstores. Net sales for fiscal 1995 increased 16.4 percent, or $95,208,000, to

$677,279,000 from $582,071,000 in fiscal 1994, largely due to $86,189,000 of sales generated from the Cloth World stores in the last 17 weeks of the year. Comparable store sales, which decreased during the first half of fiscal 1995, improved during the remainder of the year, achieving an increase on a full-year basis of 1.0 percent over the prior year. The increase is primarily attributable to implementing a plan to improve customer service, enhance store presentation, and expand product assortment. In fiscal 1995, the Company opened 38 superstores, acquired 342 Cloth World stores and closed 71 stores, many of which were in overlapping market areas, ending the year with 964 stores in operation, of which 804 were superstores.

  Gross profit increased $79,316,000 in fiscal 1996 compared to fiscal 1995 and increased $46,565,000 in fiscal 1995 compared to fiscal 1994, primarily as a result of the increase in sales volume. As a percentage of net sales, gross profit was 45.3 percent in fiscal 1996, 44.1 percent in fiscal 1995 and 43.3 percent in fiscal 1994. The improvement in gross profit margins over the past two years primarily resulted from improved purchasing and inventory management.

  Selling, general and administrative expenses as a percentage of net sales were 40.5 percent in fiscal 1996, 40.0 percent in fiscal 1995 and 40.4 percent in fiscal 1994. The increase from fiscal 1995 to fiscal 1996 resulted from higher distribution service center expenses and store-level payroll expenses offset in part by lower information systems development expenses. A surge in volume through the distribution center, related to the Cloth World stores, created difficult operating conditions and higher distribution service center expenses during the third and fourth quarters of fiscal 1996. Payroll expense percentages in the Cloth World stores tend to be higher than in the Jo-Ann locations due to the relative per-store sales volumes. The decline from fiscal 1994 to fiscal 1995 resulted from significantly lower information system development expenses offset in part by higher store-level expenses directed at improving customer service.

  Net interest expense was $11,982,000 in fiscal 1996, $8,418,000 in fiscal 1995 and $5,547,000 in fiscal 1994. The increase from fiscal 1995 to 1996 was due primarily to an increase in average bank borrowings as a result of the acquisition and subsequent conversion of the Cloth World stores and higher inventory levels in the Jo-Ann Fabric and Crafts Stores. The increase from fiscal 1994 to 1995 was due primarily to higher interest rates on bank borrowings, in line with the general increase in short-term interest rates.

  The Company's effective income tax rate was 37.5 percent in fiscal 1996, 38.5 percent in fiscal 1995 and 37.5 percent in fiscal 1994. See Note 12 of Notes to Consolidated Financial Statements for additional information on income taxes.

  Cargo Express Stores, the Company's retail housewares division, has been reported as a discontinued operation since fiscal 1993, when the Company adopted a plan for its sale. In the fourth quarter of fiscal 1994, the Company decided to liquidate the division and, accordingly, an after-tax provision of $5,201,000, or $0.28 per share, was recorded for the loss on disposal and estimated operating losses to be incurred through date of disposal. No additional provision was necessary to complete the liquidation of Cargo Express.

  In the first quarter of fiscal 1994, the Company recorded, as a cumulative effect of accounting change, a one-time benefit of $399,000, or $0.02 per share, from the adoption of SFAS 109, "Accounting for Income Taxes."

  Earnings from continuing operations before cumulative effect of accounting change for fiscal 1996 increased 48.8 percent, or $5,724,000 to $17,458,000 from $11,734,000 in fiscal 1995. Earnings from continuing operations before cumulative effect of accounting change for fiscal 1995 increased 68.6 percent, or $4,775,000, to $11,734,000 from $6,959,000 in fiscal 1994.

  Management believes that inflation has not had a significant effect on the growth of net sales or on earnings from continuing operations over the past three years.

  The Company's business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low-volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in anticipation of its peak selling season.


LIQUIDITY AND CAPITAL RESOURCES

  Fiscal 1996 was a year of continued investment by the Company. The conversion of 302 of the Cloth World stores to the Jo-Ann Fabrics and Crafts format required expenditures of approximately $18,400,000 for store fixtures and leasehold improvements and $31,500,000 for craft and seasonal inventory. Total assets increased $52,344,000 to $479,648,000, at January 27, 1996, compared to $427,304,000 at January 28, 1995. Working capital increased $33,910,000 to $232,157,000, at fiscal year end 1996, compared to $198,247,000 at the end of the prior year. The ratio of current assets to current liabilities improved to 2.8:1 at January 27, 1996, from 2.6:1 at January 28, 1995. Debt to capitalization ratio increased to 46.2 percent at fiscal year end 1996 from 44.0 percent at the end of the prior year.

   Net cash used for operating activities in fiscal 1996 was $1,959,000, compared to $64,612,000 provided by operating activities during the prior year. A $47,414,000 increase in merchandise inventories in fiscal 1996 was funded mainly from cash generated from net earnings before depreciation and amortization and from an increase in accounts payable. The increase in inventory was primarily the result of adding a broader selection of merchandise to the Cloth World stores and expanding notions offerings in all stores. The liquidation of approximately $20,000,000 of incompatible Cloth World inventory, as a result of closing certain acquired stores and the Cloth World distribution facility, as well as other operating activities, contributed to the cash generated from operations in fiscal 1995.

  Capital expenditures were $34,732,000 in fiscal 1996, $11,740,000 in fiscal 1995, and $8,491,000 in fiscal 1994. Aside from the expenditures to convert Cloth World stores in fiscal 1996, the change in capital expenditures among the years relates directly to the number of stores opened each year. For fiscal 1997, the Company expects to open approximately 50 to 60 new stores and close 60 to 70 smaller stores. Capital expenditures are expected to be approximately $20,000,000 during fiscal 1997.

  On August 2, 1995, the shareholders approved a recapitalization amendment to the Articles of Incorporation, which became effective on that date, creating a new class of non-voting common shares designated as Class B Common Shares and changing each outstanding common share into one Class A and one Class B Common Share. Additionally, the number of authorized Common Shares was increased from 75,000,000 to 150,000,000, consisting of 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares. Pursuant to this amendment, the Common Shares, with a stated value of $0.10 per share, were changed into one Class A Common Share and one Class B Common Share, with each class having a stated value of $0.05 per share. As a result of the recapitalization, 9,191,514 Class A Common Shares and 9,191,514 Class B Common Shares were outstanding as of the effective date. All earnings per share amounts have been restated to reflect the recapitalization, which has been accounted for as a two-for-one stock split.

  During fiscal 1996, the Company purchased 16,829 Class A and 15,135 Class B Common Shares for approximately $383,000. Subsequent to January 27, 1996, the Company purchased 407,111 Class A and 450,142 Class B Common Shares on the open market. The aggregate purchase price of these shares was approximately $9,000,000 which was funded through the revolving credit facility. The remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

  The Company was notified by the staff of the Securities and Exchange Commission that the staff tentatively intends to recommend that the Commission bring an enforcement action against the Company, its chief executive officer, chief financial officer and a former officer in connection with the Company's financial statements for its fiscal year ended February 1, 1992, and for the immediately following three quarters, and with the adequacy of certain disclosures relating to such periods. The staff contends that the financial statements were not accurate because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question.
The Company has filed a written response, and met, with the staff to explain the Company's position on the issues raised. If any action is brought, the Company intends to vigorously contest it. Based on information currently available, Management does not believe the impact, if any, of this matter would have a material adverse effect on the Company's financial position.

  The Company has an unsecured $200,000,000 revolving credit facility with a group of eight banks that expires on September 30, 1998. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under this credit facility and other lines of credit. As of January 27, 1996, the Company had borrowings of $98,500,000 under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and fund its capital expenditures for fiscal 1997.


FORWARD-LOOKING STATEMENTS

  Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, general economic conditions and other risk factors discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
         ------------------------------------------

The following consolidated financial statements of the Registrant are included in Part II, Item 8:


Consolidated Balance Sheets - January 27, 1996 and January 28, 1995

Consolidated Statements of Income for the three fiscal years ended January 27, 1996

Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 27, 1996

Consolidated Statements of Cash Flows for the three fiscal years ended January 27, 1996

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                                              JANUARY 27,                JANUARY 28,
                                                                                 1996                        1995
- -----------------------------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                               $       11,552              $       21,887
    Merchandise inventories                                                        337,974                     290,560
    Prepaid expenses and other current assets                                       11,860                      11,963
    Deferred income taxes                                                              ---                       1,296
                                                                            --------------              --------------
 Total current assets                                                              361,386                     325,706
 Property and equipment, at cost:
    Land                                                                             1,777                       1,975
    Buildings                                                                       21,701                      20,699
    Furniture and fixtures                                                         103,364                      77,982
    Leasehold improvements                                                          39,800                      33,525
                                                                            --------------              --------------
                                                                                   166,642                     134,181
    Less accumulated depreciation and amortization                                  64,608                      50,059
                                                                            --------------              --------------
                                                                                   102,034                      84,122
 Mortgage receivable                                                                 7,414                       7,676
 Other assets                                                                        8,814                       9,800
                                                                            --------------              --------------
 Total assets                                                                $     479,648               $     427,304
                                                                            ==============              ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                         $     104,415              $       96,738
    Accrued expenses                                                                20,056                      28,043
    Accrued income taxes                                                               370                       2,678
    Deferred income taxes                                                            4,388                         ---
                                                                            --------------              --------------
 Total current liabilities                                                         129,229                     127,459
 Long-term debt                                                                     98,500                      70,000
 Convertible subordinated debentures                                                56,983                      56,983
 Deferred income taxes                                                              12,422                       9,818
 Other long-term liabilities                                                         1,551                       1,325
 Shareholders' equity:
    Common Stock:
      Class A                                                                          499                         989
      Class B                                                                          496                          --
    Additional paid-in capital                                                      74,216                      72,921
    Other                                                                           (1,688)                     (2,556)
    Retained earnings                                                              116,794                      99,336
                                                                            --------------              --------------
                                                                                   190,317                     170,690
    Treasury stock, at cost                                                         (9,354)                     (8,971)
                                                                            --------------              --------------
 Total shareholders' equity                                                        180,963                     161,719
                                                                            --------------              --------------
 Total liabilities and shareholders' equity                                  $     479,648               $     427,304
                                                                            ==============              ==============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         JANUARY 27,         JANUARY 28,        JANUARY 29,
 YEARS ENDED                                                                1996                1995               1994
- ---------------------------------------------------------------------------------------------------------------------------
 Net sales                                                           $     834,617      $     677,279       $     582,071
 Costs and expenses:
   Cost of goods sold                                                      456,615            378,593             329,950
   Selling, general and administrative expenses                            338,109            271,187             235,439
   Interest expense, net                                                    11,982              8,418               5,547
                                                                     -------------      -------------       -------------
                                                                           806,706            658,198             570,936
                                                                     -------------      -------------       -------------
 Earnings from continuing operations before income taxes
   and cumulative effect of accounting change                               27,911             19,081              11,135
 Income taxes                                                               10,453              7,347               4,176
                                                                     -------------      -------------       -------------
 Earnings from continuing operations before cumulative
   effect of accounting change                                              17,458             11,734               6,959
 Loss from discontinued operation                                              ---                ---              (5,201)
                                                                     -------------      -------------       -------------
 Earnings before cumulative effect of accounting change                     17,458             11,734               1,758
 Cumulative effect of accounting change                                        ---                ---                 399
                                                                     -------------      -------------       -------------
 Net earnings                                                       $       17,458     $       11,734      $        2,157
                                                                     =============      =============       =============

 Primary earnings (loss) per common share:
   Earnings from continuing operations                                  $                  $                   $
   Loss from discontinued operation                                           0.91               0.63                0.37
                                                                               ---                ---               (0.28)
                                                                     -------------      -------------       -------------
   Earnings before cumulative effect of accounting change                     0.91               0.63                0.09
   Cumulative effect of accounting change                                      ---                ---                0.02
                                                                     -------------      -------------       -------------
   Net earnings                                                         $     0.91         $     0.63          $     0.11
                                                                     =============      =============       =============

 Earnings (loss) per common share assuming full dilution:
   Earnings from continuing operations                                  $                  $                   $
   Loss from discontinued operation                                           0.89               0.63                0.37
                                                                               ---                ---               (0.28)
                                                                     -------------      -------------       -------------
   Earnings before cumulative effect of accounting change                     0.89               0.63                0.09

   Cumulative effect of accounting change                                      ---                ---                0.02
                                                                     -------------      -------------       -------------
   Net earnings                                                         $     0.89         $     0.63          $     0.11
                                                                     =============      =============       =============

 Average shares and equivalents outstanding:
   Primary                                                              19,289,620         18,687,326          18,569,042
   Assuming full dilution                                               19,516,621         18,748,998          18,877,498



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                                     JANUARY 27,         JANUARY 28,         JANUARY 29,
YEARS ENDED                                                             1996                1995                1994
- ------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net earnings                                                      $      17,458       $      11,734       $       2,157
Adjustments to reconcile net earnings to net cash provided by
    (used for) operating activities:
     Cumulative effect of accounting change                                ---                 ---                 (399)
     Provision for loss on discontinued operation                          ---                 ---                8,322
     Cancellation of restricted stock awards                                (55)                (11)               (744)
     Depreciation and amortization and other noncash expenses            18,528              14,301              12,252
     (Gain) loss on disposal of fixed assets                                 41                 (70)                699
     Deferred income taxes                                                8,288               4,146                 184
Working capital changes, net of acquisition of Cloth World:
     Merchandise inventories                                            (47,414)             28,499              (1,155)
     Prepaid expenses and other current assets                              103               2,905                 350
     Accounts payable                                                    11,387               3,921             (17,968)
     Accrued expenses                                                    (7,987)              3,020                (961)
     Accrued income taxes                                                (2,308)               (276)              1,983
     Net liabilities of discontinued operation                              ---              (3,557)              8,135
                                                                  -------------       -------------       -------------
Net cash provided by (used for) operating activities                     (1,959)             64,612              12,855

Investing activities:
     Capital expenditures                                               (34,732)            (11,740)             (8,491)
     Acquisition of Cloth World, net of cash acquired (a)                (3,710)            (61,829)                ---
     Mortgage receivable                                                    262                 250                 375
     Other, net                                                             588              (1,357)                 68
                                                                  -------------       -------------       -------------
Net cash used for investing activities                                  (37,592)            (74,676)             (8,048)
Financing activities:
     Proceeds from long-term debt                                        75,200              89,500              46,000
     Repayment of long-term debt                                        (46,700)            (65,000)            (47,600)
     Other long-term liabilities                                            226                 (56)                (26)
     Proceeds from exercise of stock options                                873                 496               1,215
     Purchase of common stock                                              (383)               (704)             (3,308)
                                                                  -------------       -------------       -------------
Net cash provided by (used for) financing activities                     29,216              24,236              (3,719)
Net increase (decrease) in cash                                         (10,335)             14,172               1,088
Cash and cash equivalents at beginning of year                           21,887               7,715               6,627
                                                                  -------------       -------------       -------------
Cash and cash equivalents at end of year                          $      11,552       $      21,887       $       7,715
                                                                  =============       =============       =============

Supplemental disclosures of cash flow information:
   Cash paid (refunded) during the period for:
     Interest                                                     $      11,737       $       8,834       $       7,584
     Income taxes                                                 $       4,723       $       3,927       $      (3,516)

(a) Acquisition of Cloth World, net of cash acquired
       Working capital, net of cash acquired                      $         ---       $     (57,154)      $         ---
       Property and equipment                                               ---              (9,540)                ---
       Other assets                                                         ---                 (42)                ---
       Payable to Brown Group, Inc.                                      (3,710)              3,710                 ---
       Other liabilities                                                    ---               1,197                 ---
                                                                  -------------       -------------       -------------
       Net cash used to acquire Cloth World                       $      (3,710)      $     (61,829)      $         ---
                                                                  =============       =============       =============

 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                                         January 27,         January 28,         January 29,
 Years ended                                                                1996                1995                1994
- ----------------------------------------------------------------------------------------------------------------------------
 CLASS A COMMON STOCK AT STATED VALUE
    Balance at beginning of year                                       $       989         $       975          $       969
    Recapitalization - effective August 2, 1995                               (494)                ---                  ---
    Exercise of stock options                                                    5                   5                   13
    Issuance of restricted stock awards                                          2                  10                    1
    Cancellation of restricted stock awards                                     (3)                 (1)                  (8)
                                                                       -----------         -----------          -----------
    Balance at end of year                                                     499                 989                  975
- ----------------------------------------------------------------------------------------------------------------------------
 CLASS B COMMON STOCK AT STATED VALUE
    Balance at beginning of year                                               ---                 ---                  ---
    Recapitalization - effective August 2, 1995                                494                 ---                  ---
    Exercise of stock options                                                    2                 ---                  ---
                                                                       -----------         -----------          -----------
    Balance at end of year                                                     496                 ---                  ---
- ----------------------------------------------------------------------------------------------------------------------------
 ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of year                                            72,921              70,598               70,804
    Exercise of stock options                                                  866                 491                1,202
    Issuance of restricted stock awards                                        532               1,636                  135
    Cancellation of restricted stock awards                                   (472)               (103)              (1,747)
    Issuance of treasury shares                                                ---                 ---                    6
    Tax benefit on options exercised                                           332                 299                  198
    Other                                                                       37                 ---                  ---
                                                                       -----------         -----------          -----------
    Balance at end of year                                                  74,216              72,921               70,598
- ----------------------------------------------------------------------------------------------------------------------------
 OTHER
    Balance at beginning of year                                            (2,556)             (1,896)              (3,692)
    Issuance of restricted stock awards                                       (534)             (1,646)                (136)
    Cancellation of restricted stock awards                                    420                  93                1,011
    Amortization of restricted stock awards                                    982                 893                  921
                                                                       -----------         -----------          -----------
    Balance at end of year                                                  (1,688)             (2,556)              (1,896)
- ----------------------------------------------------------------------------------------------------------------------------
 RETAINED EARNINGS
    Balance at beginning of year                                            99,336              87,602               85,445
    Net earnings                                                            17,458              11,734                2,157
                                                                       -----------         -----------          -----------
    Balance at end of year                                                 116,794              99,336               87,602
- ----------------------------------------------------------------------------------------------------------------------------
 TREASURY STOCK
    Balance at beginning of year                                            (8,971)             (8,267)              (5,052)
    Purchase of common stock                                                  (383)               (704)              (3,308)
    Issuance of treasury shares                                                ---                 ---                   93
                                                                       -----------         -----------          -----------
    Balance at end of year                                                  (9,354)             (8,971)              (8,267)
- ----------------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY                                                $     180,963       $     161,719        $     149,012
============================================================================================================================


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

NATURE OF OPERATIONS

The Company is a fabric and craft retailer with 936 retail stores in 48 states. The stores primarily operate under the names Jo-Ann Fabrics, Jo-Ann Fabrics and Crafts, Cloth World, and New York Fabrics and feature a broad line of fashion and decorator fabrics, related notions, crafts, floral, and seasonal items.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. At January 28, 1995, the Company held cash equivalents of $11,500,000 stated at cost. No cash equivalents were held at January 27, 1996.

FINANCIAL INSTRUMENTS

The Company believes that the carrying value of cash equivalents approximates their fair value. All other financial instruments are considered to have a fair value which approximates carrying value at January 27, 1996 and January 28, 1995, unless otherwise specified.

  The Company occasionally enters into interest rate swap and interest rate cap agreements to hedge against interest rate risk. The interest differentials from these swaps and caps are recorded as interest expense as incurred.

STORE OPENING EXPENSES

Store opening expenses are charged to operations as incurred, which is generally the same period that the store is opened.

ADVERTISING COSTS

The Company expenses production costs of advertising the first time the advertising takes place. The Company had prepaid advertising costs of $1,026,000 and $1,163,000 at January 27, 1996 and January 28, 1995,
respectively. Advertising expense was $23,053,000, $18,087,000, and $14,798,000 for fiscal 1996, 1995, and 1994, respectively.

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

INTANGIBLE ASSETS

Other assets includes the value assigned for trade names, favorable lease interest, and other intangible assets acquired in connection with purchased businesses totaling $3,969,000 and $4,781,000 as of fiscal year end 1996 and 1995, respectively, and are being amortized primarily on a straight-line basis over 5 to 20 years. Amortization expense was $812,000, $841,000, and $844,000, in fiscal 1996, 1995, and 1994, respectively.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense related to stock options. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," which allows for a fair value based method of accounting for employee stock options and similar equity instruments. The Company does not intend to adopt the recognition and measurement provisions of SFAS 123.

IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 1996 the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adopting SFAS 121 was not material.

RECLASSIFICATIONS

Certain amounts in the fiscal 1995 and fiscal 1994 financial statements have been reclassified in order to conform with the presentation for fiscal 1996.

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


NOTE 2 - MERCHANDISE INVENTORIES

Inventories are stated at the lower of cost or market. Approximately 98 and 99 percent of inventories were valued using the last-in, first-out (LIFO) method at January 27, 1996, and January 28, 1995, respectively. The value of inventories stated on the LIFO method at January 27, 1996, and January 28, 1995, are not materially different from their current cost.


NOTE 3 - MORTGAGE RECEIVABLE

In fiscal 1993, the Company sold its former headquarters and distribution center to an unrelated third party for cash and a long-term promissory note due 2003. The promissory note bears interest at a rate of 6.0 percent through April 30, 1998, 8.0 percent from May 1, 1998, through April 30, 2001, and 9.0 percent thereafter. This note is secured by a purchase money mortgage.


NOTE 4 - RECAPITALIZATION AMENDMENT

On August 2, 1995, the shareholders approved a recapitalization amendment to the Articles of Incorporation ("Recapitalization Amendment"), which became effective on that date, creating a new class of non-voting common shares designated as Class B Common Shares and changing each outstanding common share into one Class A and one Class B Common Share. Additionally, the number of authorized Common Shares was increased from 75,000,000 to 150,000,000, consisting of 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares. Pursuant to this amendment, the Common Shares, with a stated value of $0.10 per share, were changed into one Class A Common Share and one Class B Common Share, with each class having a stated value of $0.05 per share. As a result of the recapitalization, 9,191,514 Class A Common Shares and 9,191,514 Class B Common Shares were outstanding as of the effective date. All earnings per share amounts have been restated to reflect the recapitalization amendment, which has been accounted for as if it were a two-for-one stock split.

NOTE 5 - CAPITAL STOCK

The following table details the common stock ($0.05 stated value) activity for fiscal 1996 and fiscal 1995:

                                                                  Common Shares Outstanding
                                                                       Net of Treasury
                                                              ---------------------------------                    Shares
                                                                Class A               Class B                    in Treasury
- ----------------------------------------------------------------------------------------------------------------------------
 Balance at January 29, 1994                                    9,097,098                   ---                     649,408

   Exercise of stock options                                       48,988                   ---                         ---
   Issuance of restricted stock                                   104,000                   ---                         ---
   Cancellation of restricted stock                                (6,000)                  ---                         ---
   Purchase of Common Stock                                       (45,175)                  ---                      45,175
                                                               ----------            ----------                  ----------
 Balance at January 28, 1995                                    9,198,911                   ---                     694,583

   Issuance of Common Stock                                         1,550                   ---                         ---
   Exercise of stock options                                       19,976                   ---                         ---
   Issuance of restricted stock                                     1,000                   ---                         ---
   Cancellation of restricted stock                               (25,000)                  ---                         ---
   Purchase of Common Stock                                        (4,923)                  ---                       4,923
                                                               ----------            ----------                  ----------
   Balance at August 2, 1995                                    9,191,514                   ---                     699,506

   Recapitalization - effective August 2, 1995                        ---             9,191,514                     699,506

   Issuance of Common Stock                                           700                   700                         ---
   Exercise of stock options                                       51,642                40,156                         ---
   Issuance of restricted stock                                    42,000                   ---                         ---
   Cancellation of restricted stock                                (5,000)               (5,000)                        ---
   Purchase of Common Stock                                       (11,906)              (10,212)                     22,118
                                                               ----------            ----------                  ----------
 Balance at January 27, 1996                                    9,268,950             9,217,158                   1,421,130
                                                               ==========            ==========                  ==========


  Subsequent to January 27, 1996, the Company purchased 407,111 Class A and 450,142 Class B Common Shares on the open market. The aggregate purchase price of these shares was approximately $9,000,000 which was funded through the revolving credit facility.

  At January 27, 1996, and January 28, 1995, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding. At January 27, 1996, there were 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares authorized for issuance and at January 28, 1995, there were 75,000,000 Common Shares authorized for issuance.


SHAREHOLDERS' RIGHTS PLAN

As a result of the Recapitalization Amendment on August 2, 1995, the Board of Directors approved the second amendment to the Shareholders' Rights Plan, which had originally been adopted by the Board of Directors on October 22, 1990, and amended March 9, 1992. The effect of the amendment was to automatically adjust the Initial Purchase Price, the Adjusted Purchase Price, and the Redemption Price (all as defined below) to be equal to one half of the then current price. In addition, the definition of "Common Shares" as used in the Rights Plan was amended to include only the Class A Common Shares, and provisions were added to the Rights Plan to provide that rights are associated only with Class A Common Shares. Under the Rights Plan, as amended, the rights are exercisable only if a person or group buys or announces a tender offer for 20 percent or more of the outstanding Class A Common Shares or the Board of Directors declares a person or group to be an "adverse person." When exercisable, each right initially entitles a holder to purchase one Class A Common Share for $105.75 (the "Initial Purchase Price"). If at any time after the rights become exercisable, the Company is acquired in a merger or certain other business transactions occur, each right would then enable the holder thereof to purchase one common share of the acquiring company, or under certain circumstances, one Class A Common Share of the Company for $0.50 (the "Adjusted Purchase Price"). The rights, which do not have voting privileges, expire in 2000, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right (the "Redemption Price"). Until the rights become exercisable, they have no dilutive effect on earnings per share.


NOTE 6 - LEASES

Principally all of the Company's retail stores operate out of leased facilities. All store leases are operating leases, generally for periods up to 10 years with renewal options for up to 20 years. Certain leases contain escalation clauses and, in some cases, provide for contingent rents based on a percent of sales in excess of defined minimums. The Company in certain instances is required to pay its prorata share of real estate taxes and common area maintenance expenses. The Company also leases certain store fixtures, generally under five-year lease terms.
  The following is a schedule of future minimum rental payments under non-cancelable operating leases as of January 27, 1996:

                                                                                                  Minimum
 Fiscal Year                                                                                      Rentals
- --------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)
 1997                                                                                            $     67,857
 1998                                                                                                  66,349
 1999                                                                                                  63,701
 2000                                                                                                  59,484
 2001                                                                                                  51,248
 Thereafter                                                                                           105,966
                                                                                                 ------------
                                                                                                 $    414,605
                                                                                                 ============

Rent expense was as follows:


 Fiscal Year                                             1996                       1995                      1994
- ------------------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)
 Minimum rentals                                     $      69,672              $      57,081              $     49,425
 Contingent rentals                                          1,849                      1,286                     1,384
 Less: Sublease rentals                                     (1,767)                    (1,397)                   (1,375)
                                                     -------------              -------------             -------------
                                                     $      69,754              $      56,970             $      49,434
                                                     =============              =============             =============

  The Company has entered into lease commitments for new stores to be opened after January 27, 1996. The aggregate minimum rentals applicable to these locations, which are included in the future minimum rental payments, amount to $2,140,000.

NOTE 7 - CONVERTIBLE SUBORDINATED DEBENTURES (DUE MARCH 1, 2002)

The Debentures bear interest at 6 1/4 percent, payable semi-annually on March 1 and September 1. Prior to the effective date of the Recapitalization Amendment, the Debentures were convertible in integral multiples of $1,000 by a holder into Common Shares of the Company at a conversion price of $48.75 per share (equivalent to a conversion rate of approximately 20.513 Common Shares per $1,000 principal amount of Debentures). After the effective date of the Recapitalization Amendment, each Debenture is convertible into approximately
20.513 Class A Common Shares and approximately 20.513 Class B Common Shares per $1,000 principal amount. The Debentures are subject to redemption, at the option of the Company, in whole or in part, at a redemption price of 103.6 percent of the principal amount, which decreases in equal increments annually through March 1, 1999, and remains at 100 percent thereafter. At January 27, 1996, and January 28, 1995, the fair value of these debentures was $49,575,000 and $43,877,000, respectively, based upon quoted market price for the same issue.


NOTE 8 - RESTRICTED STOCK AWARDS

Restricted shares of the Company's common stock have been awarded to executive officers and senior management under the 1994 Executive Incentive Plan that succeeded the Executive Incentive Plan. The vesting periods for these restricted shares are generally five years with all rights to such restricted stock terminating without any payment of consideration by the Company unless the grantee remains in the continuous employment of the Company throughout the vesting period. Unearned compensation resulting from the issuance of shares under these plans is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders' equity. On the effective date of the Recapitalization Amendment, all holders of common stock under these plans were given one Class A Common Share and one Class B Common Share for each Common Share outstanding. Under these plans, 605,250 Class A Common Shares and 605,250 Class B Common Shares have been reserved that may be awarded to executive officers and senior management personnel. At January 27, 1996, 216,250 Class A restricted shares and 174,250 Class B restricted shares were outstanding under the plans and 389,000 Class A Common Shares and 431,000 Class B Common Shares are available for future awards under the 1994 Executive Incentive Plan.


NOTE 9 - STOCK OPTION PLAN

Nonqualified and incentive stock options have been granted to certain officers and key employees under the Company's 1990 Employee Stock Option and Stock Appreciation Rights Plan ( the "1990 Plan") at prices not less than fair market value of the common stock at the date of grant. The 1990 Plan also permits the granting of stock appreciation rights, with respect to all or part of the common stock subject to any option granted under this plan. The options and stock appreciation rights (SAR's) become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of the grant.
As a result of the Recapitalization Amendment, one Class A Common Share and one Class B Common Share was substituted for each Common Share reserved for future grant and each Common Share subject to outstanding options. For options outstanding at the effective date, the option exercise price was reduced by one-half. Future options and stock appreciation rights granted can relate to Class A Common Shares, Class B Common Shares, or a combination of both.

  The following is a summary of stock option activity (restated to reflect the effect of the Recapitalization Amendment, which has been accounted for as a two-for-one stock split):

                                                        Class A                                    Class B
                                         -----------------------------------        -------------------------------------
                                            Number             Option Price            Number             Option Price
                                          of options           Per Share             of options           Per Share
- -------------------------------------------------------------------------------------------------------------------------
 Outstanding at January 30, 1993         1,319,468      $  2.38   -   $ 23.07       1,319,468      $  2.38   -   $ 23.07

   Granted                                 255,500         6.66   -      8.72         255,500         6.66   -      8.72
   Exercised                              (123,242)        2.38   -      7.92        (123,242)        2.38   -      7.92
   Canceled                               (207,872)        4.42   -     23.00        (207,872)        4.42   -     23.00
                                          --------                                   --------
 Outstanding at January 29, 1994         1,243,854         2.38   -     23.07       1,243,854         2.38   -     23.07

   Granted                                 328,800         6.35   -      8.72         328,800         6.35   -      8.72
   Exercised                               (48,988)        2.38   -      8.63         (48,988)        2.38   -      8.63
   Canceled                                (96,239)        2.50   -     23.00         (96,239)        2.50   -     23.00
                                          --------                                   --------
 Outstanding at January 28, 1995         1,427,427         2.38   -     23.07       1,427,427         2.38   -     23.07
   Granted                                  66,075         8.38   -     15.06         418,325         8.38   -     11.81
   Exercised                               (71,618)        2.50   -     12.31         (60,132)        2.50   -      8.72
   Canceled                               (148,429)        4.21   -     20.72        (148,429)        4.21   -     20.72
                                          --------                                   --------
 Outstanding at January 27, 1996         1,273,455         2.38   -     23.07       1,637,191         2.38   -     23.07
                                          ========                                   ========

 Exercisable                               814,126         2.38   -     23.07         825,612         2.38   -     23.07
 Reserved for future option and
   SAR  grants                             629,398                                    269,822

          Under the 1988 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), the Company may grant stock options at prices not less than the fair market value of the common shares at the date of grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service after the date of grant and generally expire 10 years after the date of the grant. As a result of the Recapitalization Amendment, one Class A Common Share and one Class B Common Share was substituted for each existing Common Share, subject to outstanding options.
For options outstanding at the effective date, the option exercise price was reduced by one-half. The number of shares available for future option grants remained unchanged and shall be made in Class A shares. During fiscal 1995, 20,000 Class A Common Share options and 20,000 Class B Common Share options were granted at $7.44 per share (restated for the Recapitalization Amendment) and no options were exercised. No options were granted or exercised during
fiscal 1994 or fiscal 1996.   At January 27, 1996, 75,000 Class A stock options
and 75,000 Class B stock options remain outstanding, of which 56,250 Class A stock options and 56,250 Class B stock options are currently exercisable and 40,000 Class A stock options are reserved for future grants.


NOTE 10 - EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN AND POSTRETIREMENT
BENEFITS

The Company sponsors a tax-deferred savings plan (the "Savings Plan") whereby eligible employees may elect quarterly to contribute up to the lesser of 10 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of 4 percent of the employee's compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of the treasury or by purchasing shares on the open market. Upon effectiveness of the Recapitalization Amendment, each Common Share held by the Savings Plan was converted into one Class A Common Share and one Class B Common Share. The Savings Plan was amended to reflect the existence of two classes of common stock. The amount of the Company's matching contribution in fiscal year 1996, 1995, and 1994 was $759,000, $600,000, and $516,000, respectively. Plan assets included 360,525 shares of Class A Common Stock and 296,565 shares of Class B Common Stock at January 27, 1996, and 255,781 shares of Common Stock at January 28, 1995.
  The Company does not provide postretirement health care benefits. Therefore, SFAS 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," has no impact on the Company's financial position or results of operations.


NOTE 11 - LONG-TERM DEBT

The Company has an unsecured $200,000,000 three-year revolving credit agreement (the Credit Facility) with a group of eight banks (the Bank Group) that expires September 30, 1998. The Company pays a facility fee on the revolving credit commitment amount and pays a commitment fee on the unused portion of the Credit Facility, each of which ranges from .125 percent to .25 percent based on the achievement of specified ranges of certain financial covenants. Interest on borrowings under the Credit Facility is payable at an applicable margin over prime, federal funds or LIBOR rates. The applicable margin ranges between .5 percent and 2.5 percent, based on the achievement of specified ranges of certain financial covenants.
  The Credit Facility contains financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as require the Company to maintain a minimum defined current ratio, working capital, tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. The maximum allowable combined outstanding debt for the Credit Facility and additional bank borrowings is $220,000,000, subject to limitations of revolving credit borrowings during specified time frames throughout the commitment period. The fair value of the Credit Facility approximates its carrying value as a result of its interest rate being variable and based on current market rates.
  The Company has an interest rate cap agreement with one of the banks in the Bank Group. The interest rate cap establishes a maximum interest rate payable when the variable rate exceeds a certain rate. The total notional amount under the interest rate cap is $20,000,000, having a capped LIBOR rate of 8 percent, terminating October 7, 1996. The Company has an interest rate swap agreement under which it pays to the counter-party interest at a fixed rate of 7.3 percent and the counter-party pays to the Company at a variable rate based on LIBOR, on a current notional amount of $10,000,000, terminating October 4, 1996. The estimated fair values, at January 27, 1996 and January 28, 1995, of the interest rate cap and swap agreements, based on the present value of expected future cash flows, were immaterial.
  The Company's weighted average interest rate and weighted average borrowings under revolving credit facilities were 6.95 percent and $100,700,000 during fiscal 1996, 5.56 percent and $65,600,000 during fiscal 1995 and 4.00 percent and $68,000,000 during fiscal 1994, respectively.

NOTE 12 - INCOME TAXES

Effective January 31, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." The cumulative effect of the accounting change increased net earnings for fiscal 1994 by $399,000 or $0.02 per share.
  The significant components of income tax expense are as follows:

 Fiscal Year                                              1996                       1995                       1994
- --------------------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)
 Current:
 Federal                                             $        1,711             $        2,763              $       3,029
 State and local                                                453                        438                        442
                                                     --------------             --------------              -------------
                                                              2,164                      3,201                      3,471
 Deferred                                                     8,289                      4,146                        705
                                                     --------------             --------------              -------------
 Total income tax expense                            $       10,453             $        7,347              $       4,176
                                                     ==============             ==============              =============

The reconciliation of income tax at the statutory rate to total income tax expense is as follows:

 Fiscal Year                                              1996                       1995                       1994
- --------------------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)
 Federal income tax at the
 statutory rate                                       $       9,769               $      6,678               $      3,786
 Effect of:
  State and local taxes                                         294                        285                        292
  Other, net                                                    390                        384                         98
                                                     --------------             --------------              -------------
 Provision for income taxes                            $     10,453               $      7,347               $      4,176
                                                     ==============             ==============              =============

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           Asset/(Liability)
                                                           -------------------------------------------------
 Fiscal Year                                                    1996                               1995
- ------------------------------------------------------------------------------------------------------------
 (Thousands of dollars)
 Current
 -----------------------------------------
 Deferred tax assets:
   Inventory items                                         $        1,736                    $          893
   Benefit programs                                                   966                               795
   Reserve for discontinued operation                                 ---                               455
   Other                                                              403                                96
                                                           --------------                    --------------
                                                                    3,105                             2,239

 Deferred tax liabilities:
   Basis difference in net assets acquired                         (7,037)                             (631)
   Real estate taxes                                                 (150)                              (65)
   Personal property taxes                                           (260)                             (126)
   Other taxes                                                        (46)                             (121)
                                                           --------------                    --------------
                                                                   (7,493)                             (943)
                                                           --------------                    --------------
 Net current deferred taxes                                $       (4,388)                   $        1,296
                                                           ==============                    ==============

 Non-current
 ---------------------------------------
 Deferred tax assets:
   Unearned compensation                                   $        1,089                       $       982
   Other                                                              255                               178
                                                           --------------                    --------------
                                                                    1,344                             1,160

 Deferred tax liabilities:
   Depreciation                                                   (13,087)                          (10,307)
   Basis difference in net assets acquired                           (638)                             (638)
   Other                                                              (41)                              (33)
                                                           --------------                    --------------
                                                                 (13,766)                          (10,978)
                                                           --------------                    --------------
 Net non-current deferred taxes                             $    (12,422)                    $      (9,818)
                                                           ==============                    ==============

The Company did not record any valuation allowances against deferred tax assets as of January 27, 1996, and January 28, 1995.


NOTE 13 - EARNINGS PER SHARE

Primary earnings per share and earnings per share assuming full dilution equal net earnings divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options under the treasury stock method. The Convertible Subordinated Debentures are considered a common share equivalent in calculating earnings per share assuming full dilution; however, they are not included in the earnings per share calculation assuming full dilution for each of the fiscal years presented because they are anti-dilutive.

  The following table presents information necessary to calculate primary earnings per share and earnings per share assuming full dilution for the fiscal years presented:

 Fiscal Year                                               1996                      1995                    1994
- ----------------------------------------------------------------------------------------------------------------------
 Shares outstanding - Primary:
   Weighted average shares outstanding                     18,415,419               18,313,052              18,158,254
   Share equivalents                                          874,201                  374,274                 410,788
                                                        --------------           --------------          --------------
                                                           19,289,620               18,687,326              18,569,042
                                                        ==============           ==============          ==============
 Shares outstanding - Assuming Full Dilution:

   Weighted average shares outstanding                     18,415,419               18,313,052              18,158,254
   Share equivalents                                        1,101,202                  435,946                 719,244
                                                        --------------           --------------          --------------
                                                           19,516,621               18,748,998              18,877,498
                                                        ==============           ==============          ==============

  The number of shares and earnings per share amounts have been restated to give effect to the increased number of shares outstanding as a result of the Recapitalization Amendment.


NOTE 14 - CLOTH WORLD ACQUISITION

On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97,000,000 in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition.
  Cloth World, with fiscal 1994 sales of $224,000,000, operated 342 specialty fabric stores in 26 states with a concentration in the southern half of the United States. Summarized below are the unaudited consolidated results of operations of the Company, including Cloth World on a pro forma basis, as if Cloth World had been acquired as of the beginning of the periods presented:

 Fiscal Year                                                                 1995                         1994
- -----------------------------------------------------------------------------------------------------------------------
 (Thousands of dollars, except per share data)
 Net sales                                                                $      817,695                $      806,137

 Earnings from continuing operations before cumulative
    effect of accounting change                                           $       11,466                $        7,706
 Net earnings                                                             $       11,466                $        2,904
 Primary earnings per common share:
   Earnings from continuing operations before cumulative
      effect of accounting change                                         $         0.61                $         0.41
   Net earnings                                                           $         0.61                $         0.16
 Earnings per common share assuming full dilution:
   Earnings from continuing operations before cumulative
      effect of accounting change                                         $         0.61                $         0.41
   Net earnings                                                           $         0.61                $         0.15
- -----------------------------------------------------------------------------------------------------------------------

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


NOTE 15 - DISCONTINUED OPERATION

In December 1993, the Company adopted a plan to liquidate its retail housewares division, Cargo Express Stores ("Cargo Express"), which has been reported as a discontinued operation since fiscal 1993, when the Company adopted a plan for its sale. In the fourth quarter of fiscal 1994, the Company decided to liquidate the division, and, accordingly an after-tax provision of $5,201,000 (net of tax benefit of $3,121,000), or $0.28 per share, was recorded primarily for the write-off of fixed assets and estimated costs to complete the liquidation, including estimated operating losses to be incurred through the
disposal date of $691,000, or $0.04 per share.    During the first quarter of
fiscal 1995, the Company completed the liquidation of Cargo Express, which did not require the recognition of any additional gain or loss.
  Net sales for Cargo Express were $5,381,000 and $51,334,000 for fiscal years 1995 and 1994, respectively. Interest had been allocated to Cargo Express based on a calculation considering the Company's cost of capital and the average working capital and net fixed assets of Cargo Express.


NOTE 16 - LEGAL PROCEEDINGS

The Company was notified by the staff of the Securities and Exchange Commission that the staff tentatively intends to recommend that the Commission bring an enforcement action against the Company, its chief executive officer, its chief financial officer and a former officer in connection with the Company's financial statements for its fiscal year ended February 1, 1992, and for the immediately following three quarters, and with the adequacy of certain disclosures relating to such periods. The staff contends that the financial statements were not accurate because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question.
The Company has filed a written response, and met, with the staff to explain the Company's position on the issues raised. If any action is brought, the Company intends to vigorously contest it. Based on information currently available, Management does not believe the impact, if any, of this matter would have a material adverse effect on the Company's financial position.

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                         First            Second             Third            Fourth
Fiscal 1996                                             Quarter           Quarter           Quarter           Quarter
- -----------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                             $  183,280        $  168,508        $  214,431        $  268,398
Gross profit                                          $   81,099        $   75,528        $   99,073        $  122,302
Net earnings (loss)                                   $      278        $   (3,334)       $    5,969        $   14,545
Net earnings (loss) per common share (a):
  Primary                                             $     0.01        $    (0.17)       $     0.31        $     0.75
  Assuming full dilution                              $     0.01        $    (0.17)       $     0.30        $     0.69

                                                         First            Second             Third            Fourth
Fiscal 1995                                             Quarter           Quarter           Quarter           Quarter
- -----------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                             $  132,676        $  112,851        $  175,434        $  256,318
Gross profit                                          $   56,252        $   48,883        $   79,690        $  113,861
Net earnings (loss)                                   $   (1,256)       $   (5,199)       $    4,075        $   14,114
Net earnings (loss) per common share (a):
  Primary                                             $    (0.07)       $    (0.28)       $     0.22        $     0.75
  Assuming full dilution                              $    (0.07)       $    (0.28)       $     0.22        $     0.69

(a) Primary and fully diluted earnings per common share calculations for each quarter are based on the weighted average number of shares and share equivalents outstanding during each respective quarter. Thus, the sum of quarterly earnings per share amounts may not necessarily be equal to the full-year earnings per common share. See Note 13.

REPORT OF MANAGEMENT

TO THE SHAREHOLDERS OF FABRI-CENTERS OF AMERICA, INC.

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended January 27, 1996, January 28, 1995 and January 29, 1994. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with generally accepted accounting principles, based on our best estimates and judgements and giving due consideration to materiality.
     The Company maintains accounting and control systems which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce records adequate for preparation of financial information. There are limits inherent in all systems of internal control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe our system provides this appropriate balance.
     The Board of Directors pursues its responsibility for these financial statements through the Audit Committee, composed exclusively of outside directors. The committee meets periodically with management, internal auditors and our independent public accountants to discuss the adequacy of financial controls, the quality of financial reporting, and the nature, extent and results of the audit effort. Both the internal auditors and independent public accountants have private and confidential access to the Audit Committee at all times.





Alan Rosskamm                              Robert Norton                             Robert R. Gerber
Chairman of the Board,                     Vice Chairman of the Board                Senior Vice President,
President and Chief Executive Officer      and Chief Financial Officer               Controller and Chief
                                                                                     Accounting Officer