Form 10-Q
period 1996-04-27
FABRI CENTERS OF AMERICA INC
filed 1996-06-10
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

- --------------------------------------------------------------------------------




For the Quarter Ended April 27, 1996                  Commission File No. 1-6695
- ------------------------------------                  --------------------------


                         FABRI-CENTERS OF AMERICA, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                  Ohio                                   34-0720629
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            5555 Darrow Road
              Hudson, Ohio                                 44236
- ----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

            (216) 656 - 2600
   -----------------------------------
     (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X          No
                    ---------------     ----------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest, practicable date.

         Shares of Class A Common Stock outstanding at May 24, 1996: 8,922,760

         Shares of Class B Common Stock outstanding at May 24, 1996: 8,836,463

                             Sequential Page 1 of 12

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                                     APRIL 27,                     JANUARY 27,
                                                                                       1996                           1996
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $       10,784                 $       11,552
   Merchandise inventories                                                                 327,000                        337,974
   Prepaid expenses and other current assets                                                11,112                         11,860
                                                                                 -----------------              -----------------
Total current assets                                                                       348,896                        361,386
Property and equipment, at cost:
   Land                                                                                      1,777                          1,777
   Buildings                                                                                21,958                         21,701
   Furniture and fixtures                                                                  104,472                        103,364
   Leasehold improvements                                                                   40,433                         39,800
                                                                                 -----------------              -----------------
                                                                                           168,640                        166,642
   Less accumulated depreciation and amortization                                           68,745                         64,608
                                                                                 -----------------              -----------------
                                                                                            99,895                        102,034
Mortgage receivable                                                                          7,346                          7,414
Other assets                                                                                 8,498                          8,814
                                                                                 -----------------              -----------------
Total assets                                                                        $      464,635                 $      479,648
                                                                                 =================              =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $       97,862                 $      104,415
   Accrued expenses                                                                         16,892                         20,056
   Accrued income taxes                                                                         25                            370
   Deferred income taxes                                                                     4,564                          4,388
                                                                                 -----------------              -----------------
Total current liabilities                                                                  119,343                        129,229

Long-term debt                                                                             100,200                         98,500
Convertible subordinated debentures                                                         56,983                         56,983
Deferred income taxes                                                                       12,674                         12,422
Other long-term liabilities                                                                  1,561                          1,551

Shareholders' equity:
   Common Stock:
     Class A                                                                                   501                            499
     Class B                                                                                   499                            496
   Additional paid-in capital                                                               74,869                         74,216
   Other                                                                                    (1,496)                        (1,688)
   Retained earnings                                                                       117,864                        116,794
                                                                                 -----------------              -----------------
                                                                                           192,237                        190,317
   Treasury stock, at cost                                                                 (18,363)                        (9,354)
                                                                                 -----------------              -----------------
   Total shareholders' equity                                                              173,874                        180,963
                                                                                 -----------------              -----------------
Total liabilities and shareholders' equity                                          $      464,635                 $      479,648
                                                                                 =================              =================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)



                                                                                    APRIL 27,            APRIL 29,
THIRTEEN WEEKS ENDED                                                                  1996                 1995
- ---------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $     203,028        $     183,280
Costs and expenses:
  Cost of goods sold                                                                     114,641              102,181
  Selling, general and administrative expenses                                            83,836               78,174
  Interest expense, net                                                                    2,839                2,473
                                                                                   -------------        -------------
                                                                                         201,316              182,828
                                                                                   -------------        -------------

Earnings before income taxes                                                               1,712                  452
Income tax provision                                                                         642                  174
                                                                                   -------------        -------------
Net earnings                                                                       $       1,070        $         278
                                                                                   =============        =============

Net earnings per common share:

     Primary                                                                       $        0.06        $        0.01
                                                                                   =============        =============
     Assuming full dilution                                                        $        0.06        $        0.01
                                                                                   =============        =============
Average shares and equivalents outstanding:

     Primary                                                                          18,810,008           18,936,622
                                                                                   =============        =============
     Assuming full dilution                                                           18,830,540           19,015,354
                                                                                   =============        =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                                   APRIL 27,                 APRIL 29,
THIRTEEN WEEKS ENDED                                                                 1996                      1995
- --------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net earnings                                                                     $         1,070          $            278
Adjustments to reconcile net earnings to net cash provided by
(used for) operating activities:
     Cancellation of restricted stock awards                                                  --                       (32)
     Depreciation and amortization and other noncash expenses                              5,272                     3,957
     Loss on disposal of fixed assets                                                        292                        77
     Deferred income taxes                                                                   428                        --
Working capital changes:
     Merchandise inventories                                                              10,974                   (20,013)
     Prepaid expenses and other current assets                                               748                     1,374
     Accounts payable                                                                     (6,553)                   22,769
     Accrued expenses                                                                     (3,164)                  (10,123)
     Accrued income taxes                                                                   (345)                   (1,961)
                                                                                 ---------------          ----------------
Net cash provided by (used for) operating activities                                       8,722                    (3,674)

Investing activities:
     Capital expenditures                                                                 (3,211)                   (5,664)
     Acquisition of Cloth World                                                               --                    (3,710)
     Mortgage receivable                                                                      68                        64
     Other, net                                                                              318                       305
                                                                                 ---------------          ----------------
Net cash used for investing activities                                                    (2,825)                   (9,005)

Financing activities:
     Proceeds from long-term debt                                                         13,100                     4,000
     Repayment of long-term debt                                                         (11,400)                   (2,000)
     Other long-term liabilities                                                              10                        71
     Proceeds from exercise of stock options                                                 634                       114
     Purchase of common stock                                                             (9,009)                      (89)
                                                                                 ---------------          ----------------
Net cash (used for) provided by financing activities                                      (6,665)                    2,096

Net decrease in cash                                                                        (768)                  (10,583)
Cash and cash equivalents at beginning of period                                          11,552                    21,887
                                                                                 ---------------          ----------------
Cash and cash equivalents at end of period                                       $        10,784          $         11,304
                                                                                 ===============          ================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                    $         3,490          $          3,455
     Income taxes                                                                            560                     2,134


 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
April 27, 1996, January 27, 1996 and April 29, 1995


  1.  Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures, herein, are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes, thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

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

     D. Depreciation of buildings, furniture and fixtures and leasehold improvements is provided principally by the straight-line method over the estimated useful lives of the assets.

     E. The Company's principal business is conducted in the retail fabric and craft industry through specialty stores which sell a wide variety of fashion and decorator fabrics, notions, crafts, patterns and sewing accessories.


  3.  Earnings Per Share

      Primary earnings per share equals net earnings divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options. Earnings per share assuming full dilution would equal net earnings plus after tax interest incurred on the Company's 6-1/4 percent convertible subordinated debentures divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options and assumed shares to be issued on the conversion of the convertible subordinated debentures. The effect of the convertible subordinated debentures are not included in the earnings per share calculation assuming full dilution for the thirteen week periods ended April 27, 1996 and April 29, 1995 because it is anti-dilutive. Earnings per share amounts have been restated to give effect to the increased number of shares outstanding as a result of the Recapitalization Amendment (see note 4).

4.    Recapitalization Amendment

      On August 2, 1995, the shareholders of the Company approved a recapitalization amendment to the Company's Articles of Incorporation ("Recapitalization Amendment") which became effective on that date, creating a new class of nonvoting shares designated as Class B Common Shares and changing each outstanding common share into one Class A and one Class B Common Share. Additionally, the number of authorized Common Shares was increased from 75,000,000 to 150,000,000, consisting of 75,000,000
      Class A Common Shares and 75,000,000 Class B Common Shares. Pursuant to this amendment, the Common Shares, with a stated value of $0.10 per share, were changed into one Class A Common Share and one Class B Common Share, with each class having a stated value of $0.05 per share. As a result of the recapitalization, 9,191,514 Class A Common Shares and 9,191,514 Class B Common Shares were outstanding as of the effective date. All earnings per share amounts have been restated to reflect the recapitalization amendment, which has been accounted for as if it were a two-for-one stock split.

5.    Capital Stock

    During the first quarter of fiscal year 1997, the Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market. The aggregate purchase price of these shares was approximately $9,000,000 which was funded through the Company's revolving credit facility.


6.    Legal Proceedings

      The Company was notified by the staff of the Securities and Exchange Commission that the staff tentatively intends to recommend that the Commission bring an enforcement action against the Company, its chief executive officer and two former officers in connection with the Company's financial statements for its fiscal year ended February 1, 1992, and for the immediately following three quarters, and with the adequacy of certain disclosures relating to such periods. The staff contends that the financial statements were not accurate because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. The Company has filed written responses, and met, with the staff to explain the Company's position on the issues raised. If any action is brought, the Company intends to vigorously contest it. Based on information currently available, Management does not believe the impact, if any, of this matter would have a material adverse effect on the Company's financial position.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 27, 1996 VS. APRIL 29, 1995

      Net sales for the first quarter of fiscal 1997 increased 11 percent, or $19,748,000, compared to the first quarter of fiscal 1996. The increase was largely due to higher sales in the Cloth World stores, which throughout fiscal year 1996 were converted to the Jo-Ann Fabrics and Crafts format. Comparable store sales, which primarily reflect the Jo-Ann Fabrics and Crafts stores, increased 7 percent for the first quarter of fiscal 1997 over the same quarter a year earlier. Sales of seasonal merchandise increased in the Jo-Ann stores during the first quarter of fiscal 1997 as compared to the same quarter a year earlier.

      Gross profit increased $7,288,000 in the first quarter of fiscal 1997 compared to the same quarter of fiscal 1996. As a percentage of net sales, fiscal 1997 first quarter gross profit was 43.5 percent, a decrease of 0.7 percentage points from the same quarter a year earlier. The decrease in the gross profit margin percentage resulted from reduced prices on selected seasonal merchandise in order to stimulate sales and reduce inventories.

      Selling, general and administrative expenses as a percentage of net sales were 41.3 percent for the first quarter of fiscal 1997, a decrease of 1.4 percentage points from the same quarter a year earlier. Reductions as a percent of sales in advertising and store level payroll expenses primarily accounted for the improvement.

      The Company's effective income tax rate was 37.5 percent for the first quarter of fiscal 1997 and 38.5 percent for the first quarter of fiscal 1996.

      Net earnings for the first quarter of fiscal 1997 were $1,070,000, or $0.06 per share, compared to net earnings of $278,000, or $0.01 per share, for the same quarter a year earlier.

      The Company's business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low-volume months of January through August. Accordingly, a loss for the second quarter, which is normally the Company's lowest sales period, is expected. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in preparation for its peak selling season.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $2,604,000 to $229,553,000 at April 27, 1996, compared to $232,157,000 at January 27, 1996. The ratio of current assets to current liabilities was 2.9:1 at April 27, 1996, and 2.8:1 at January 27, 1996.

      The Company generated $8,722,000 of cash from operating activities in the first quarter of fiscal 1997 compared to $3,674,000 of cash used for operating activities in the first quarter of the prior year. As a result of actions taken to improve inventory turnover, inventories were reduced by $10,974,000 during the first quarter of fiscal 1997.

      Capital expenditures were $3,211,000 for the first quarter of fiscal 1997 as compared to $5,664,000 for the same period of fiscal 1996. For the full year of fiscal 1997, capital expenditures are expected to be approximately $20,000,000 down from $34,732,000 in the prior year. The Company plans to open 50 to 60 superstores and close 60 to 70 smaller stores during fiscal 1997. Higher fiscal 1996 capital expenditures primarily related to the conversion of Cloth World stores to the Jo-Ann Fabrics and Crafts format.

      The Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market at an aggregate purchase price of approximately $9,000,000 during the first quarter of fiscal 1997. The remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

      See note 6, Legal Proceedings, in the Notes to Consolidated Financial Statements section elsewhere in this report.

      The Company has a $200,000,000 revolving credit facility with a group of eight banks that expires on September 30, 1998. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under this credit facility and other lines of credit. As of April 27, 1996, the Company had borrowings of $100,200,000 under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and to fund its capital expenditures for fiscal 1997.

      During the first three months of fiscal 1997, the Company opened 8 superstores and closed 22 smaller stores. As of April 27, 1996, the Company operated 922 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts, Cloth World and New York Fabrics and Crafts.


FORWARD-LOOKING STATEMENTS

      Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, general economic conditions and other risk factors discussed in documents filed by the Company with the Securities and Exchange Commission.

                            PART II OTHER INFORMATION



Item 5.   Other Events
          ------------

          Robert Norton resigned as Chief Financial Officer effective May 31, 1996, and delivered his resignation as Director and Vice Chairman of the Board to be effective June 12, 1996.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits
               --------

               See the Exhibit Index at sequential page 11 of this report.

          b)   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the 13-week period ended April 27, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.




                                    FABRI-CENTERS OF AMERICA, INC.



DATE:  June 10, 1996                /s/   Alan Rosskamm
                                       -----------------------------------------
                                    BY:   Alan Rosskamm
                                          Chairman, President and Chief
                                          Executive Officer




                                    /s/   Robert R. Gerber
                                       -----------------------------------------
                                    BY:   Robert R. Gerber
                                          Senior Vice President, Controller and
                                          Chief Accounting Officer

                         FABRI-CENTERS OF AMERICA, INC.

                       FORM 10-Q FOR THE THIRTEEN WEEK
                         PERIOD ENDED APRIL 27, 1996

                                  EXHIBIT INDEX



                                                                                                                 Sequential
     EXHIBIT NO.                                           Description                                            Page No.
- ----------------------            --------------------------------------------------------------           ----------------------
          11                      Statement re Computation of Earnings per Common                                    12
                                  Share

          27                      Financial Data Schedule