Form 10-Q
period 1996-07-27
FABRI CENTERS OF AMERICA INC
filed 1996-09-10
CIK 34151

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 .-------------------------------------------------------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

- -------------------------------------------------------------------------------




      For the Quarter Ended July 27, 1996          Commission File No. 1-6695
    ----------------------------------------     -----------------------------


                         FABRI-CENTERS OF AMERICA, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Ohio                                     34-0720629
- ----------------------------------------  -------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

            5555 Darrow Road
              Hudson, Ohio                               44236
- ----------------------------------------  -----------------------------------
(Address of principal executive offices)               (Zip Code)

           (216) 656 - 2600
- ----------------------------------------
    (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes      X              No
                                           --------               --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Class A Common Stock outstanding at August 24, 1996:   8,941,061

     Shares of Class B Common Stock outstanding at August 24, 1996:   8,859,027

                             Sequential Page 1 of 14

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                                  July 27,                     January 27,
                                                                                    1996                          1996
- -----------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                         $    7,201                    $   11,552
   Merchandise inventories                                                              342,272                       337,974
   Prepaid expenses and other current assets                                              9,754                        11,860
                                                                              -----------------             -----------------
Total current assets                                                                    359,227                       361,386

Property and equipment, at cost:
   Land                                                                                   1,784                         1,777
   Buildings                                                                             22,536                        21,701
   Furniture and fixtures                                                               106,059                       103,364
   Leasehold improvements                                                                40,966                        39,800
                                                                              -----------------             -----------------
                                                                                        171,345                       166,642
   Less accumulated depreciation and amortization                                        73,337                        64,608
                                                                              -----------------             -----------------
                                                                                         98,008                       102,034
Mortgage receivable                                                                       7,277                         7,414
Other assets                                                                              8,466                         8,814
                                                                              -----------------             -----------------
Total assets                                                                          $ 472,978                     $ 479,648
                                                                              =================             =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 111,465                     $ 104,415
   Accrued expenses                                                                      18,117                        20,056
   Accrued income taxes                                                                     ---                           370
   Deferred income taxes                                                                  1,911                         4,388
                                                                              -----------------             -----------------
Total current liabilities                                                               131,493                       129,229

Long-term debt                                                                           98,000                        98,500
Convertible subordinated debentures                                                      56,983                        56,983
Deferred income taxes                                                                    12,954                        12,422
Other long-term liabilities                                                               1,598                         1,551
Shareholders' equity:
   Common Stock:
     Class A                                                                                503                           499
     Class B                                                                                501                           496
   Additional paid-in capital                                                            75,194                        74,216
   Other                                                                                 (1,334)                       (1,688)
   Retained earnings                                                                    115,448                       116,794
                                                                              -----------------             -----------------
                                                                                        190,312                       190,317
   Treasury stock, at cost                                                              (18,362)                       (9,354)
                                                                              -----------------             -----------------
Total shareholders' equity                                                              171,950                       180,963
                                                                              -----------------             -----------------
Total liabilities and shareholders' equity                                            $ 472,978                     $ 479,648
                                                                              =================             =================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                          Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                                  ------------------------------------       ------------------------------------
                                                      July 27,            July 29,               July 27,            July 29,
                                                        1996                1995                   1996                1995
- ---------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $  188,865         $   168,508            $   391,893         $   351,788

Costs and expenses:
   Cost of goods sold                                     106,764              92,980                221,405             195,161
   Selling, general and administrative expenses            83,025              78,037                166,861             156,211
   Interest expense, net                                    2,941               2,912                  5,780               5,385
                                                  ----------------     ---------------       ----------------    ----------------
                                                          192,730             173,929                394,046             356,757
                                                  ----------------     ---------------       ----------------    ----------------
Loss before income taxes                                   (3,865)             (5,421)                (2,153)             (4,969)
Income tax benefit                                         (1,449)             (2,087)                  (807)             (1,913)
                                                  ----------------     ---------------       ----------------    ----------------
Net loss                                               $   (2,416)         $   (3,334)           $    (1,346)        $    (3,056)
                                                  ================     ===============       ================    ================

Net loss per common share                              $    (0.13)         $    (0.17)           $     (0.07)        $     (0.16)
                                                  ================     ===============       ================    ================

Average share and equivalents outstanding              18,417,982          19,175,648             18,613,995          19,056,134
                                                  ================     ===============       ================    ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                                     July 27,                       July 29,
Twenty-Six Weeks Ended                                                                 1996                           1995
- ---------------------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                            $  (1,346)                 $      (3,056)
   Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
     Cancellation of restricted stock awards                                                 ---                            (32)
     Depreciation, amortization and other non-cash expenses                               10,557                          8,429
     Loss (gain) on disposal of fixed assets                                                 323                           (311)
     Deferred income taxes                                                                (1,945)                        (2,157)
   Working capital changes:
     Merchandise inventories                                                              (4,298)                       (61,306)
     Prepaid expenses and other current assets                                             2,106                          2,006
     Accounts payable                                                                      7,050                         35,232
     Accrued expenses                                                                     (1,939)                       (10,584)
     Accrued income taxes                                                                   (370)                        (2,678)
                                                                                 -----------------              -----------------
Net cash provided by (used for) operating activities                                      10,138                        (34,457)

Investing activities:
     Capital expenditures                                                                 (6,268)                       (16,133)
     Acquisition of Cloth World                                                              ---                         (3,710)
     Mortgage receivable                                                                     137                            129
     Other, net                                                                              140                            582
                                                                                 -----------------              -----------------
Net cash used for investing activities                                                    (5,991)                       (19,132)

Financing activities:
     Proceeds from long-term debt                                                          13,100                        39,500
     Repayment of long-term debt                                                          (13,600)                          ---
     Other long-term liabilities                                                               47                           132
     Proceeds from exercise of stock options                                                  963                           246
     Purchase of common stock                                                              (9,008)                          (89)
                                                                                 -----------------              -----------------
Net cash (used for) provided by financing activities                                       (8,498)                       39,789

Net decrease in cash                                                                       (4,351)                      (13,800)
Cash and cash equivalents at beginning of period                                           11,552                        21,887
                                                                                 -----------------              -----------------
Cash and cash equivalents at end of period                                          $       7,201                 $       8,087
                                                                                 =================              =================

Supplemental disclosures of cash flow information:
   Cash paid during the period for
     Interest                                                                       $        5,199                 $        4,863
     Income taxes                                                                   $        1,508                 $        2,922

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
July 27, 1996, January 27, 1996 and July 29, 1995

   1.    Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

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

   3.    Earnings Per Share

         Primary earnings per share equals net earnings divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options. Earnings per share assuming full dilution equals net earnings plus after tax interest incurred on the 6-1/4 percent convertible subordinated debentures divided by the weighted average number of common shares, after giving effect for the assumed exercise of dilutive stock options and shares assumed to be issued on the conversion of the convertible subordinated debentures. Earnings per share assuming full dilution are the same as primary earnings per share for the thirteen and twenty-six week periods ended July 27, 1996 and July 29, 1995 because the computation of earnings per share assuming full dilution produces an anti-dilutive result.

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

   6.    Legal Proceedings

         The Company was notified by the staff of the Securities and Exchange Commission that the Commission has authorized enforcement actions against the Company, its chief executive officer and two former officers involving the Company's financial statements for its fiscal year ended February 1, 1992 (fiscal 1992), the use of these statements in connection with the Company's public sale in March 1992 of its 6.25 percent Convertible Subordinated Debentures due 2002, the Company's financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation is that the financial statements were not fairly stated because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting and disclosure issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. Based on conversations with the Commission staff, the Commission intends to seek an injunction against future violations of the federal securities laws by the Company and payments of unspecified amounts including interest and penalties. The Company is currently unable to estimate the amount or materiality of the resolution of this matter. The Company believes the financial statements are fairly stated and intends to vigorously contest any such action brought against it.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JULY 27, 1996 VS. JULY 29, 1995

        Net sales for the second quarter of fiscal 1997 increased 12 percent, or $20,357,000, compared to the second quarter of fiscal 1996. Sales of seasonal merchandise in the Jo-Ann Fabric and Crafts stores continued to out pace the prior year and higher sales were recorded in the Cloth World stores which throughout fiscal year 1996 were converted to the Jo-Ann Fabric and Crafts format. Comparable store sales increased 9 percent in the second quarter of fiscal 1997 over the same quarter a year earlier. Cloth World stores are included in the comparable store sales calculation beginning with the anniversary of their conversion date. Approximately 60 percent of the Cloth World stores reached their anniversary date by July 27, 1996.

        Gross profit increased $6,573,000 in the second quarter of fiscal 1997 compared to the same quarter of fiscal 1996, as a result of the increase in sales. As a percentage of net sales, fiscal 1997 second quarter gross profit was
43.5 percent, a decrease of 1.4 percentage points from the same quarter a year earlier. The decrease in gross profit margin percentage resulted principally from a program to reduce prices on seasonal items in order to improve in-season sell-through.

        Selling, general and administrative expenses as a percentage of net sales were 44.0 percent for the second quarter of fiscal 1997, an improvement of
2.4 percentage points from the same quarter a year earlier. Reductions as a percent of sales in store level payroll, occupancy, and corporate office expenses primarily accounted for the improvement.

        The Company's effective income tax rate was 37.5 percent for the second quarter of fiscal 1997 and 38.5 percent for the second quarter of fiscal 1996.

        The net loss for the second quarter of fiscal 1997 was $2,416,000, or $0.13 per share, compared to a net loss of $3,334,000, or $0.17 per share, for the same quarter a year earlier.

TWENTY-SIX WEEKS ENDED JULY 27, 1996 VS. JULY 29, 1995

        Net sales for the first half of fiscal 1997 increased 11 percent, or $40,105,000 compared to the first half of fiscal 1996. The increase is primarily attributed to improved sales of seasonal merchandise in the Jo-Ann Fabric and Craft stores and higher sales recorded in the Cloth World stores which throughout fiscal year 1996 were converted to the Jo-Ann Fabrics and Crafts format. Comparable store sales increased 8 percent in the first half of fiscal 1997 over the same period a year earlier.

        Gross profit increased $13,861,000 in the first half of fiscal 1997 compared to the same period of fiscal 1996, as a result of the increase in sales. As a percentage of net sales, fiscal 1997 first half gross profit was
43.5 percent, a decrease of 1.0 percentage points from the same period a year earlier. The decrease in gross profit margin percentage resulted principally from a program to reduce prices on seasonal items in order to improve in-season sell-through.

        Selling, general and administrative expenses as a percentage of net sales were 42.6 percent in the first half of fiscal 1997, an improvement of 1.8 percentage points from the same period a year earlier. Reductions as a percent of sales in store level payroll, occupancy, and advertising expenses primarily accounted for the improvement.

        The Company's effective income tax rate was 37.5 percent for the first half of fiscal 1997 and 38.5 percent for the first half of fiscal 1996.

        The net loss for the first half of fiscal 1997 was $1,346,000, or $0.07 per share, compared to a net loss of $3,056,000, or $0.16 per share, for the same period a year earlier.

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

LIQUIDITY AND CAPITAL RESOURCES

        Working capital decreased $4,423,000 to $227,734,000 at July 27, 1996 from $232,157,000 at January 27, 1996. The ratio of current assets to current liabilities was 2.7:1 at July 27, 1996, and 2.8:1 at January 27, 1996.

        The Company generated $10,138,000 of cash from operating activities in the first half of fiscal 1997 compared to $34,457,000 of cash used for operating activities in the first half of the prior year. As a result of actions taken to improve inventory turnover, merchandise inventories only increased $4,298,000 during the first half of fiscal 1997 compared to a $61,306,000 increase during the same period of the prior year. During the first half of fiscal 1996, approximately 60 percent of the Cloth World stores were remerchandised, adding the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores and the product offering in notions and crafts was expanded in all stores.

        Capital expenditures were $6,268,000 for the first half of fiscal 1997 as compared to $16,133,000 for the same period of fiscal 1996. For the full year of fiscal 1997, capital expenditures are expected to be approximately $20,000,000, down from $34,732,000 for fiscal 1996. The Company plans to open 45 to 55 superstores and close 60 to 70 smaller stores during fiscal 1997. Higher fiscal 1996 capital expenditures primarily related to the conversion of Cloth World stores to the Jo-Ann Fabrics and Crafts format, which were completed by the end of fiscal 1996.

        The Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market at an aggregate purchase price of approximately $9,000,000 during the first quarter of fiscal 1997. As of July 27, 1996, the remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

        The Company was notified by the staff of the Securities and Exchange Commission that the Commission has authorized enforcement actions against the Company, its chief executive officer and two former officers. See Item 1, LEGAL PROCEEDINGS to Part II elsewhere in this report which information is incorporated herein by reference.

        The Company has a $200,000,000 revolving credit facility with a group of eight banks that expires on September 30, 1999. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under this credit facility and other lines of credit. As of July 27, 1996, the Company had borrowings of $98,000,000 under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its anticipated operating and other cash needs including its capital expenditures for fiscal 1997.

        During the first six months of fiscal 1997, the Company opened 24 superstores and closed 43 smaller stores. As of July 27, 1996, the Company operated 917 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts, Cloth World and New York Fabrics and Crafts.

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

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  The Company was notified by the staff of the Securities and Exchange Commission that the Commission has authorized enforcement actions against the Company, its chief executive officer and two former officers involving the Company's financial statements for its fiscal year ended February 1, 1992 (fiscal 1992), the use of these statements in connection with the Company's public sale in March 1992 of its 6.25 percent Convertible Subordinated Debentures due 2002, the Company's financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation is that the financial statements were not fairly stated because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting and disclosure issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. Based on conversations with the Commission staff, the Commission intends to seek an injunction against future violations of the federal securities laws by the Company and payments of unspecified amounts including interest and penalties. The Company is currently unable to estimate the amount or materiality of the resolution of this matter. The Company believes the financial statements are fairly stated and intends to vigorously contest any such action brought against it.

Item 4.           Submission of Matters to a vote of Security Holders
                  ---------------------------------------------------

                  a) An Annual Meeting of Shareholders of Fabri-Centers of America, Inc. was held June 12, 1996 for the purpose of (1) electing three members to the class whose three-year terms of office expire in 1999 and, (2) voting upon the proposed adoption of the 1996 Stock Option Plan for Non-Employee Directors ("The 1996 Stock Option Plan").

                  b) Samuel Krasney, Betty Rosskamm and Frank Newman were elected to the Board of Directors in class whose term of office expires in 1999. Scott Cowen and Alan Rosskamm continued as Directors in the class whose term of office expires in 1997, and Alma Zimmerman and Ira Gumberg continued as Directors in the class whose term of office expires in 1998.

                  c)       (i)      The nominees for Directors as listed in the
                                    proxy statement were elected with the
                                    following vote:

                           Nominee                  Votes For               Votes Withheld
                      --------------------      -----------------        --------------------
                        Samuel Krasney              8,277,232                  252,292
                        Betty Rosskamm              8,278,340                  251,184
                        Frank Newman                8,277,208                  252,316

                           (ii) The proposed adoption of The 1996 Stock Option Plan for Non-Employee Directors was approved by the following vote:

                          Votes For                 Votes Against           Votes Withheld                  Broker Non-Vote
                     ---------------------      --------------------     -----------------------        -----------------------
                          7,843,187                 664,727                       21,610                           --

Item 5.           Other Information
                  ------------------

                  On June 24, 1996, the Company announced that Gregg Searle, Executive Vice President of Diebold, Incorporated, was appointed as a member of the Board of Directors. He enters the class whose term at office expires in 1997.

                  Effective August 19, 1996, Samuel R. Gaston joined the Company as Executive Vice President and Chief Financial Officer.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits
                           --------

                           See the Exhibit Index at sequential page 13 of this report.

                  b)       Reports on Form 8-K
                           -------------------

                           No reports on Form 8-K were filed during the 13-week period ended July 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FABRI-CENTERS OF AMERICA, INC.

DATE:  September  10, 1996    /s/      Alan Rosskamm
                                       -------------------
                              BY:      Alan Rosskamm
                                       Chairman, President and Chief Executive
                                       Officer

                              /s/      Samuel R. Gaston
                                       -------------------
                              BY:      Samuel R. Gaston
                                       Executive Vice President and Chief
                                       Financial Officer

                              /s/      Robert R. Gerber
                                       -------------------
                              BY:      Robert R. Gerber
                                       Senior Vice President, Controller and
                                       Chief Accounting Officer

                         FABRI-CENTERS OF AMERICA, INC.

                 FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEK
                           PERIODS ENDED JULY 27, 1996

                                  EXHIBIT INDEX


                                                                                          Sequential
     EXHIBIT NO.                                    Description                            Page No.
- ----------------------            -------------------------------------------------      -------------

          10                      1996 Stock Option Plan for Non-Employee Directors           *

          11                      Statement re Computation of Earnings per Common             14
                                  Share


                                  *Incorporated by reference to the Registrant's Definitive Proxy Statement for its June 12, 1996 Annual Meeting of Shareholders filed with the Commission on May 10, 1996.