Form 10-Q
period 1996-10-26
FABRI CENTERS OF AMERICA INC
filed 1996-12-04
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------



                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------




For the Quarter Ended October 26, 1996            Commission File No. 1-6695
--------------------------------------            -----------------------------


                         FABRI-CENTERS OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

              Ohio                                         34-0720629
 ------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         5555 Darrow Road
           Hudson, Ohio                                      44236
---------------------------------------                  -----------
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

                                Yes      X              No
                                      -------               ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Class A Common Stock outstanding at November 26, 1996: 8,966,780

     Shares of Class B Common Stock outstanding at November 26, 1996: 8,860,646

                             Sequential Page 1 of 13

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                                 October 26,     January 27,
                                                                                    1996            1996
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  16,664     $  11,552
   Merchandise inventories                                                            355,384       337,974
   Prepaid expenses and other current assets                                            9,529        11,860
                                                                                    ---------     ---------
Total current assets                                                                  381,577       361,386
Property and equipment, at cost:
   Land                                                                                 1,784         1,777
   Buildings                                                                           23,394        21,701
   Furniture and fixtures                                                             107,392       103,364
   Leasehold improvements                                                              41,268        39,800
                                                                                    ---------     ---------
                                                                                      173,838       166,642
   Less accumulated depreciation and amortization                                      77,652        64,608
                                                                                    ---------     ---------
                                                                                       96,186       102,034
Mortgage receivable                                                                     7,207         7,414
Other assets                                                                            8,087         8,814
                                                                                    ---------     ---------
Total assets                                                                        $ 493,057     $ 479,648
                                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 134,953     $ 104,415
   Accrued expenses                                                                    20,653        20,056
   Accrued income taxes                                                                   661           370
   Deferred income taxes                                                                4,772         4,388
                                                                                    ---------     ---------
Total current liabilities                                                             161,039       129,229
Long-term debt                                                                         79,900        98,500
Convertible subordinated debentures                                                    56,983        56,983
Deferred income taxes                                                                  13,217        12,422
Other long-term liabilities                                                             1,666         1,551
Shareholders' equity:
   Common Stock:
     Class A                                                                              504           499
     Class B                                                                              501           496
   Additional paid-in capital                                                          75,587        74,216
   Other                                                                               (1,387)       (1,688)
   Retained earnings                                                                  123,409       116,794
                                                                                  -----------   -----------
                                                                                      198,614       190,317
   Treasury stock, at cost                                                            (18,362)       (9,354)
                                                                                  ------------     ---------
Total shareholders' equity                                                            180,252       180,963
                                                                                  -----------     ---------
Total liabilities and shareholders' equity                                          $ 493,057     $ 479,648
                                                                                  ===========     =========



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except share and per share data)

                                                               Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                                   ----------------------------------------      ----------------------------------
                                                      October 26,            October 28,          October 26,           October 28,
                                                         1996                    1995                 1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $         229,587      $        214,431    $        621,480     $       566,219
Costs and expenses:
   Cost of goods sold                                        125,517               115,358             346,922             310,519
   Selling, general and administrative expenses               88,502                85,828             255,363             242,039
   Interest expense, net                                       2,831                 3,539               8,611               8,924
                                                   -----------------      ----------------    ----------------     ---------------
                                                             216,850               204,725             610,896             561,482
                                                   -----------------      ----------------    ----------------     ---------------
Earnings before income taxes                                  12,737                 9,706              10,584               4,737
Income tax provision                                           4,776                 3,737               3,969               1,824
                                                   -----------------      ----------------    ----------------     ---------------
Net earnings                                       $           7,961      $          5,969    $          6,615     $         2,913
                                                   =================      ================    ================     ===============
Net earnings per common share:

   Primary                                         $            0.43      $           0.31    $           0.36     $          0.15
                                                   =================      ================    ================     ===============
   Assuming full dilution                          $            0.41      $           0.30    $           0.36     $          0.15
                                                   =================      ================    ================     ===============
Average shares and equivalents outstanding:

   Primary                                                18,518,125            19,532,187          18,582,039          19,214,819
                                                   =================      ================    ================     ===============
   Assuming full dilution                                 20,859,850            21,931,081          18,603,512          19,308,327
                                                   =================     =================    ================     ===============








 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                             October 26,              October 28,
Thirty-Nine Weeks Ended                                                         1996                     1995
-----------------------------------------------------------------------------------------------------------------
Operating activities:
   Net earnings                                                           $       6,615            $       2,913
   Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
     Cancellation of restricted stock awards                                        (65)                     (55)
     Depreciation, amortization and other non-cash expenses                      15,803                   13,151
     Loss (gain) on disposal of fixed assets                                        453                     (207)
     Deferred income taxes                                                        1,179                    1,244
   Working capital changes:

     Merchandise inventories                                                    (17,410)                 (89,743)
     Prepaid expenses and other current assets                                    2,331                    2,288
     Accounts payable                                                            30,538                   35,280
     Accrued expenses                                                               597                   (9,293)
     Accrued income taxes                                                           291                   (2,505)
                                                                          -------------            -------------
Net cash provided by (used for) operating activities                             40,332                  (46,927)
Investing activities:
     Capital expenditures                                                        (9,241)                 (27,889)
     Acquisition of Cloth World                                                     ---                   (3,710)
     Mortgage receivable                                                            207                      195
     Other, net                                                                     142                      527
                                                                          -------------            -------------
Net cash used for investing activities                                           (8,892)                 (30,877)
Financing activities:
     Proceeds from long-term debt                                                13,100                   75,900
     Repayment of long-term debt                                                (31,700)                  (7,700)
     Other long-term liabilities                                                    115                      186
     Proceeds from exercise of stock options                                      1,166                      591
     Purchase of common stock                                                    (9,009)                    (223)
                                                                          -------------            -------------
Net cash (used for) provided by financing activities                            (26,328)                  68,754
Net increase (decrease) in cash                                                   5,112                   (9,050)
Cash and cash equivalents at beginning of period                                 11,552                   21,887
                                                                          -------------            -------------
Cash and cash equivalents at end of period                                $      16,664            $      12,837
                                                                          =============            =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                             $       8,887            $       8,864
     Income taxes                                                         $       2,499            $       3,083

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
October 26, 1996, January 27, 1996 and October 28, 1995

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

   3.    Earnings Per Share

         Primary earnings per share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect for the assumed exercise of dilutive stock options. Earnings per share assuming full dilution equals net earnings plus after tax interest incurred on the 6-1/4 percent Convertible Subordinated Debentures divided by the weighted average number of common shares outstanding, after giving effect for the assumed exercise of dilutive stock options and shares assumed to be issued on the conversion of the Convertible Subordinated Debentures.

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

   6.    Legal Proceedings

         The Company was notified by the staff of the Securities and Exchange Commission that the Commission has authorized enforcement actions against the Company, its chief executive officer and two former officers involving the Company's financial statements for its fiscal year ended February 1, 1992 (fiscal 1992), the use of these statements in connection with the Company's public sale in March 1992 of its 6-1/4 percent Convertible Subordinated Debentures due 2002 (the Debentures), the Company's financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation is that the financial statements were not fairly stated because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting and disclosure issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. Based on conversations with the Commission staff, the Commission intends to seek an injunction against future violations of the federal securities laws by the Company and payments of unspecified amounts including alleged improper benefits by the Company in connection with its issuance of the Debentures, interest and penalties. The Company is unable to estimate the amount that may be sought by the Commission or the range of loss that could result from an unfavorable outcome of this threatened enforcement action. The Company believes that resolution of this matter should not have a material adverse impact on its financial condition or liquidity. However, an unfavorable outcome may be material to the results of operations of the Company for a particular future quarterly or annual period. The Company believes its financial statements are fairly stated and intends to vigorously contest any such action brought against it.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 26, 1996 VS. OCTOBER 28, 1995

        Net sales for the third quarter of fiscal 1997 increased 7 percent, or $15,156,000, compared to the third quarter of fiscal 1996. Sales of apparel fabrics, notions and seasonal merchandise in the Jo-Ann Fabrics and Crafts stores out-paced the prior year and higher sales were recorded in the Cloth World stores which throughout fiscal year 1996 were converted to the Jo-Ann Fabrics and Crafts format. Comparable store sales increased 6 percent in the third quarter of fiscal 1997 over the same quarter a year earlier. Cloth World stores are included in the comparable store sales calculation beginning with the anniversary of their conversion date. Approximately 86 percent of the Cloth World stores reached their anniversary date by October 26, 1996.

        Gross profit increased $4,997,000 in the third quarter of fiscal 1997 compared to the same quarter of fiscal 1996, as a result of the increase in sales. As a percentage of net sales, fiscal 1997 third quarter gross profit was
45.3 percent, a decrease of 0.9 percentage points from the same quarter a year earlier. The decrease in gross profit margin percentage resulted principally from an ongoing program to reduce prices on seasonal items in order to improve in-season sell-through.

        Selling, general and administrative expenses as a percentage of net sales were 38.6 percent for the third quarter of fiscal 1997, an improvement of
1.4 percentage points from the same quarter a year earlier. Reductions as a percent of sales in store level payroll and advertising expenses primarily accounted for the improvement.

        Net interest expense decreased by $708,000 during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, primarily due to a decline in average long-term debt. Long-term debt at the end of the third quarter of fiscal 1997 is $58,300,000 lower than at the end of the same quarter a year earlier.

        The Company's effective income tax rate was 37.5 percent for the third quarter of fiscal 1997 and 38.5 percent for the third quarter of fiscal 1996.

        The net earnings for the third quarter of fiscal 1997 was $7,961,000, or $0.43 per common share, compared to net earnings of $5,969,000, or $0.31 per common share, for the same quarter a year earlier.

THIRTY-NINE WEEKS ENDED OCTOBER 26, 1996 VS. OCTOBER 28, 1995

        Net sales for the first three quarters of fiscal 1997 increased 10 percent, or $55,261,000 compared to the first three quarters of fiscal 1996. The increase is primarily attributed to improved sales of apparel fabrics, notions and seasonal merchandise in the Jo-Ann Fabrics and Crafts stores and higher sales recorded in the Cloth World stores which throughout fiscal year 1996 were converted to the Jo-Ann Fabrics and Crafts format. Comparable store sales increased 7 percent in the first three quarters of fiscal 1997 over the same period a year earlier.

        Gross profit increased $18,858,000 in the first three quarters of fiscal 1997 compared to the same period of fiscal 1996, as a result of the increase in sales. As a percentage of net sales, gross profit for the first nine months of fiscal 1997 was 44.2 percent, a decrease of 1.0 percentage points from the same period a year earlier. The decrease in gross profit margin percentage resulted principally from an ongoing program to reduce prices on seasonal items in order to improve in-season sell-through.

        Selling, general and administrative expenses as a percentage of net sales were 41.1 percent in the first three quarters of fiscal 1997, an improvement of 1.7 percentage points from the same period a year earlier. Reductions as a percent of sales in store level payroll, occupancy, and advertising expenses primarily accounted for the improvement.

        The Company's effective income tax rate was 37.5 percent for the first nine months of fiscal 1997 and 38.5 percent for the first nine months of fiscal 1996.

        Net earnings for the first three quarters of fiscal 1997 were $6,615,000, or $0.36 per common share, compared to $2,913,000, or $0.15 per common share, for the same period a year earlier.

        The Company's business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low-volume months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and typically reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in preparation for its peak selling season.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital decreased $11,619,000 to $220,538,000 at October 26, 1996 from $232,157,000 at January 27, 1996. The ratio of current assets to current liabilities was 2.4:1 at October 26, 1996, and 2.8:1 at January 27, 1996.

        The Company generated $40,332,000 of cash from operating activities in the first three quarters of fiscal 1997 compared to $46,927,000 of cash used for operating activities in the first three quarters of the prior year. As a result of actions taken to improve inventory turnover, merchandise inventories increased $17,410,000 while accounts payable increased $30,538,000 during the first three quarters of fiscal 1997. This compares to a $89,743,000 increase in merchandise inventories and a $35,280,000 increase in accounts payable during the same period of the prior year. During the first three quarters of fiscal 1996, approximately 86 percent of the Cloth World stores were remerchandised, adding the broader selection of merchandise available in Jo-Ann Fabrics and Crafts stores and the product offering in notions and crafts was expanded in all stores.

        Capital expenditures were $9,241,000 for the first three quarters of fiscal 1997 as compared to $27,889,000 for the same period of fiscal 1996. For the full year of fiscal 1997, capital expenditures are expected to be approximately $16,000,000, compared to $34,732,000 for fiscal 1996. The Company plans to open 50 superstores and close 70 smaller stores during fiscal 1997. Higher fiscal 1996 capital expenditures primarily related to the conversion of Cloth World stores to the Jo-Ann Fabrics and Crafts format, which were completed by the end of fiscal 1996.

        The Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market at an aggregate purchase price of approximately $9,000,000 during the first quarter of fiscal 1997. As of October 26, 1996, the remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

        The Company was notified by the staff of the Securities and Exchange Commission that the Commission has authorized enforcement actions against the Company, its chief executive officer and two former officers. See Item 1, LEGAL PROCEEDINGS to Part II elsewhere in this report which information is incorporated herein by reference.

        The Company has a $200,000,000 revolving credit facility with a group of eight banks that expires on September 30, 1999. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under this credit facility and other lines of credit. At October 26, 1996, the Company had borrowings of $79,900,000 under the revolving credit facility and other lines of credit, which is $58,300,000 lower than the amount borrowed at the end of the third quarter of fiscal 1996. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its anticipated operating and other cash needs including its capital expenditures for fiscal 1997.

        During the first nine months of fiscal 1997, the Company opened 31 superstores and closed 51 smaller stores. As of October 26, 1996, the Company operated 916 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts, Cloth World and New York Fabrics and Crafts.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material difference include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, general economic conditions, actions taken by the Securities and Exchange Commission and other risk factors discussed in documents filed by the Company with the Securities and Exchange Commission.

                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------

              The Company was notified by the staff of the Securities and Exchange Commission that the Commission has authorized enforcement actions against the Company, its chief executive officer and two former officers involving the Company's financial statements for its fiscal year ended February 1, 1992 (fiscal
              1992), the use of these statements in connection with the Company's public sale in March 1992 of its 6-1/4 percent Convertible Subordinated Debentures due 2002 (the Debentures), the Company's financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation is that the financial statements were not fairly stated because of the manner in which the Company calculated one of its inventory-related reserves for such periods. The accounting and disclosure issues that have been raised are not related to any current period, and no current accounting policies or financial statements are in question. Based on conversations with the Commission staff, the Commission intends to seek an injunction against future violations of the federal securities laws by the Company and payments of unspecified amounts including alleged improper benefits by the Company in connection with its issuance of the Debentures, interest and penalties. The Company is unable to estimate the amount that may be sought by the Commission or the range of loss that could result from an unfavorable outcome of this threatened enforcement action. The Company believes that resolution of this matter should not have a material adverse impact on its financial condition or liquidity. However, an unfavorable outcome may be material to the results of operations of the Company for a particular future quarterly or annual period. The Company believes its financial statements are fairly stated and intends to vigorously contest any such action brought against it.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              a)    Exhibits
                    --------

                    See the Exhibit Index on sequential page 12 of this report.

              b)    Reports on Form 8-K
                    -------------------

                    No reports on Form 8-K were filed during the 13-week period ended October 26, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FABRI-CENTERS OF AMERICA, INC.

DATE:    December 4, 1996            /s/   Alan Rosskamm
                                        ---------------------------------------
                                     BY:   Alan Rosskamm
                                           Chairman, President and Chief
                                           Executive Officer

                                     /s/   Samuel R. Gaston
                                        ---------------------------------------
                                     BY:   Samuel R. Gaston
                                           Executive Vice President and Chief
                                           Financial Officer

                                     /s/   Robert R. Gerber
                                       ---------------------------------------
                                     BY:   Robert R. Gerber
                                           Senior Vice President, Controller and
                                           Chief Accounting Officer

                         FABRI-CENTERS OF AMERICA, INC.

                FORM 10-Q FOR THE THIRTEEN AND THIRTY-NINE WEEK
                         PERIODS ENDED OCTOBER 26, 1996

                                  EXHIBIT INDEX

                                                                     Sequential
     EXHIBIT NO.                Description                           Page No.
---------------- ------------------------------------------------   -----------

       11        Statement re Computation of Earnings per Common       13
                 Share