Form 10-K
period 1997-02-01
FABRI CENTERS OF AMERICA INC
filed 1997-04-25
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended February 1, 1997        Commission File No. 1-6695
-------------------------------------------        ---------------------------


                         FABRI-CENTERS OF AMERICA, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                          34-0720629
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      5555 Darrow Road
          Hudson, Ohio                                            44236
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (216) 656-2600

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
       Title of Class                                    on Which Registered
-------------------------                                ----------------------

Class A Common Stock, Without Par Value                New York Stock Exchange
Class B Common Stock, Without Par Value                New York Stock Exchange

Securities registered pursuant to Section 12(a) of the Act:
6 1/4% Convertible Subordinated Debentures Due 2002     New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of April 7, 1997, there were 9,080,331 shares of Class A Common Stock outstanding and the aggregate market value of these Common Shares (based upon the closing price on April 7, 1997 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $132.8 million.

The exhibit index begins on page 37.

Documents incorporated by reference:
    Portions of the following documents are or will be incorporated by reference:

Proxy Statement for 1997 Annual Meeting of Shareholders Items 10, 11 and 12 of
Part III.

                                     PART I

Except as otherwise stated, the information contained in this report is given as of February 1, 1997, the end of the Registrant's latest fiscal year. The term "Registrant" or "Company" as used herein refers to Fabri-Centers of America, Inc. and its subsidiaries.

ITEM 1.   BUSINESS
          --------

The Registrant, an Ohio corporation with executive offices in Hudson, Ohio, is the nation's largest retailer serving the fabric and craft industry. The Registrant was incorporated in February 1951; however, the business conducted by its predecessors began in 1943 when the first store was opened in Cleveland, Ohio offering fabrics and notions for sale under the name "Cleveland Fabric Shops." The Registrant's stores currently do business under the names of "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Cloth World" and "New York Fabrics."

At February 1, 1997, the Registrant operated 914 stores in 48 states offering a wide variety of competitively priced items, including fashion, decorator, quilting and craft fabrics, notions, patterns, craft components, seasonal merchandise and silk and dried flowers. The Registrant had 864 stores in operation for the full fiscal year, with average sales of $1,021,000 per store. Sales are made for cash and through the use of various bank charge plans including a private label charge card.

In October 1994, the Registrant acquired Cloth World, a division of Brown Group Inc., a chain of fabric stores located primarily in the southern half of the United States, a market area not served by the Company at that time. Throughout fiscal 1996, the Registrant converted 302 Cloth World stores to the Jo-Ann Fabrics and Crafts format adding to these stores a broad selection of craft, floral and seasonal merchandise. The average investment per converted store was approximately $60,000 for leasehold improvements and additional fixtures and $100,000 for incremental inventory.

In fiscal 1996, the Registrant opened an expanded research and development store in Hudson, Ohio under the name of Jo-Ann etc (experience the creativity). The 45,000 square foot store is about three times larger than the Registrant's standard new store format. The etc store offers a significantly more extensive fabric and craft assortment, a wide array of services and numerous merchandise demonstrations and classes. The Company plans to open six Jo-Ann etc stores in a variety of geographic markets during fiscal 1998.

The following is a schedule of the number of stores operated by state at February 1, 1997:

Alabama...........................  6    Montana......................   3
Alaska............................  3    Nebraska.....................   1
Arizona........................... 13    Nevada.......................   3
Arkansas..........................  3    New Hampshire................   8
California........................ 63    New Jersey...................  14
Colorado.......................... 14    New Mexico...................   4
Connecticut....................... 15    New York.....................  43
Delaware..........................  3    North Carolina...............   7
Florida........................... 67    North Dakota.................   3
Georgia........................... 19    Ohio.........................  91
Idaho.............................  3    Oklahoma.....................   9
Illinois.......................... 46    Oregon.......................  16
Indiana........................... 34    Pennsylvania.................  55
Iowa..............................  4    Rhode Island.................   2
Kansas............................  8    South Carolina...............   2
Kentucky..........................  7    South Dakota.................   3
Louisiana......................... 12    Tennessee....................   8
Maine.............................  4    Texas........................  76
Maryland.......................... 26    Utah.........................   5
Massachusetts..................... 22    Vermont......................   4
Michigan.......................... 62    Virginia.....................  25
Minnesota......................... 25    Washington...................  26
Mississippi.......................  1    West Virginia................   8
Missouri.......................... 15    Wisconsin....................  23

The following table sets forth the number of stores opened, closed and acquired by the Registrant during each of the past five fiscal years:

                                                  Stores in
  Fiscal     Stores       Stores     Stores       Operation
   Year      Opened       Closed    Acquired     at Year end
---------   ---------    --------  ----------   --------------
  1993         171          142       ---            693
  1994         27           65        ---            655
  1995         38           71        342            964
  1996         62           90        ---            936
  1997         50           72        ---            914

The Registrant's stores are located primarily in high-traffic strip shopping centers and average approximately 12,700 square feet. At the end of fiscal 1997, 90 percent of the Registrant's stores were over 9,000 square feet. In fiscal 1998, the Registrant expects to open approximately 65 to 70 new stores while closing 75 to 80 locations.

The Registrant owns substantially all of the fixtures in its stores. The Registrant believes that it effectively utilizes its selling space and that its equipment is maintained and suitable for its requirements. It is the Company's practice to transfer fixtures and inventory from closed stores to new or existing stores. During fiscal 1997, the average investment in each new store was approximately $135,000 for leasehold improvements and additional fixtures. It is the Registrant's policy to charge operations for pre-opening expenses as incurred, which is generally the same period as the store is opened. Store pre-opening costs consist chiefly of the cost of training sales associates, advertising, stocking and incidental supplies.

PRODUCT SELECTION

Each of the Registrant's stores offer a wide variety of merchandise primarily for customers to make their own clothing, and to complete home decorating and craft projects. The stores also feature seasonal and holiday merchandise. The products offered by major category are as follows:

         Fabrics, including a wide assortment of apparel fabrics, quilting, crafting fabrics, drapery and upholstery.

         Notions, including cutting implements, trimmings, buttons, threads, ribbon, zippers and sewing accessories such as needles, pins and elastic.

         Craft supplies, including those used for stitchery, stenciling, woodworking, doll making, fabric painting, jewelry making, and artificial floral arranging.

         Seasonal merchandise, including items for Easter, Halloween, Thanksgiving and the Christmas holidays.

The following table shows the Company's sales by principal product as a percent of total sales:

                                           Fiscal Year Ended
                             ----------------------------------------------
                              February 1,     January 27,       January 28,
Principal Product               1997             1996              1995
---------------------        ------------   -------------    --------------
Fabrics                         47.1%           48.3%             49.1%
Notions                         21.4%           21.9%             20.8%
Crafts and Floral               16.8%           16.3%             17.5%
Seasonal                        10.8%            9.4%              8.9%
Other                            3.9%            4.1%              3.7%

ADVERTISING

The Company focuses its advertising on direct mail circulars and to a lesser extent on newspaper advertising. The Company has found full-color circulars mailed about 20 times a year to its most frequent customers to be an effective advertising medium. Each circular features numerous products offered at very competitive prices to emphasize the wide selection of merchandise available in the stores.

PURCHASING AND DISTRIBUTION

Substantially all of the merchandising functions, including purchasing, allocation and distribution are centralized at the Registrant's corporate offices. This centralized control system allows store managers and sales associates the opportunity to devote maximum effort toward sales of merchandise and customer service. The centralized merchandising departments negotiate with vendors to take advantage of volume purchase discounts and to control product mix and quality. The Company operates one distribution service center located at its Hudson, Ohio facility. About 1,200,000 square feet of the facility is utilized as a distribution center. Approximately 73 percent of the merchandise sold in its stores is handled through this facility with the remainder shipped directly to the stores from the vendors. Each store usually receives a weekly shipment from the distribution center.

STORE OPERATIONS

Each of the Registrant's stores employs a store manager, merchandise manager, an operations manager (in some locations), and full-time and part-time sales associates. Each store is under the supervision of a district manager who reports to a regional director. The Registrant's centralized human resource department and field management organization are responsible for recruiting and training new store managers. A prospective store manager is assigned to an existing store as a manager-trainee for several weeks and receives in-depth on-the-job training. In addition, periodic training seminars are conducted for existing store managers. Sales associates are trained on the job.

INFORMATION TECHNOLOGY

The Registrant utilizes point of sale registers and scanning devices to record the sale of merchandise at a stock keeping unit (SKU) level at the stores. The Registrant also utilizes hand held radio frequency terminals for a variety of store tasks including price look-up, ordering and fabric sales processing. The register transactions are polled nightly and interfaced with the fully-integrated sales, merchandising, purchasing, distribution, allocation and management information system, which has been in use since fiscal 1994.

The following information is furnished in response to Item 101 (c) and (d) of Regulation S-K.

STATUS OF PRODUCT OR LINE OF BUSINESS. During the last fiscal year, there has been no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of the Registrant's assets.

SOURCE AND AVAILABILITY OF RAW MATERIALS. There are various sources of supply available for each category of merchandise sold by the Registrant. The Registrant has no significant long-term purchase commitments with any of its suppliers. The Registrant imports approximately 13 percent of its purchases, which are bought in United States currency.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Registrant does business primarily under the names "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Cloth World" and "New York Fabrics." Other than the names, the Registrant does not own material patents, trademarks, licenses, franchises, and/or concessions.

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

DEPENDENCE ON SINGLE OR FEW CUSTOMERS. The Registrant is engaged in the retail sale of merchandise to the general public and, accordingly, no part of the business of the Registrant is dependent upon a single customer or a few customers. During the fiscal year ended February 1, 1997, no one store accounted for more than 1 percent of total sales.

BACKLOG OF ORDERS. The Registrant is engaged in the retail sale of merchandise to the general public on a cash and carry basis and, accordingly, has no backlog of orders.

COMPETITIVE CONDITIONS. The retail fabric and craft industry is highly competitive. The Registrant's stores compete with other specialty fabric and craft retailers, fabric retailers, craft retailers and mass merchants that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. Some of the competitors have stores nationwide, several operate regional chains and numerous others are local merchants. The Company competes on the basis of assortment, price and convenience. Some of the Registrant's competitors, particularly mass merchants, have greater financial and other resources than the Registrant. The retail fabric industry and retail craft industry continue to contract and consolidate. With the acquisition of Cloth World in fiscal 1995, the Registrant became the leading national fabric and craft retailer with nearly twice as many stores as the next largest fabric and craft retail competitor.

RESEARCH AND DEVELOPMENT. During the three fiscal years ended February 1, 1997, the Registrant has not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services that were company-sponsored or customer-sponsored.

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

NUMBER OF EMPLOYEES. The Registrant has approximately 17,100 permanent full-time and part-time employees, 16,200 of whom work in the Registrant's retail stores. Additional part-time employees are hired during peak selling periods. Approximately 380 employees in the Hudson distribution center are covered by a collective bargaining agreement with the United Steelworkers of America, Upholstery and Allied Industries Division. This agreement expires in May 1998. The Registrant considers its relationships with its employees to be good.

FOREIGN OPERATIONS AND EXPORT SALES. Although the Registrant imports a significant percentage of its merchandise from foreign countries, the loss of any sources of supply from any foreign country would not be material to the business of the Registrant. The Registrant had no export sales.

ITEM 2.   PROPERTIES
          ----------

The Registrant's corporate office and distribution center are located in an approximately 1,400,000 square foot Registrant-owned facility on approximately 120 acres in Hudson, Ohio. The distribution operation occupies approximately 1,200,000 square feet and an additional 125,000 square feet are used as the Registrant's corporate office and a "laboratory" store. The Registrant leases the remainder of the facility to unrelated third parties. The Registrant believes that the facility will meet its requirements for the foreseeable future. Adjacent to the Hudson facility, the Registrant owns approximately 100 acres of undeveloped land.

The remaining properties occupied by the Registrant are leased retail store facilities that are located primarily in high-traffic shopping centers. All store leases are operating leases, generally for periods up to ten years with renewal options for up to twenty years. Certain retail store leases contain escalation clauses and in some cases provide for contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended February 1, 1997, the Registrant incurred $68,910,000 of expenses for store rentals.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

On February 18, 1997, the Company settled enforcement proceedings by the Securities and Exchange Commission (the "SEC") involving the Company's financial statements for its fiscal year ended February 1, 1992 (fiscal 1992), the use of those statements in connection with the Company's sale in March 1992 of its 6-1/4% Convertible Subordinated Debentures due 2002 (the Debentures), the Company's financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The SEC's principal allegation was that the Company materially overstated earnings for such periods because of the manner in which the Company calculated one of its inventory-related reserves thereby allegedly violating certain federal securities laws, including provisions regarding anti-fraud, reporting, internal controls and books and records. The accounting and disclosure issues that were raised are not related to any current period, and no current accounting policies or financial statements were in question. Concurrently with the settlement, the SEC filed a civil action against the Company and its former chief financial officer and former controller in the United States District Court for the District of Columbia. Without admitting or denying the SEC's allegations, the Company consented to the entry of an order enjoining it from violations of the federal securities laws and agreed to pay $3,280,000 in settlement of the action against the Company. The SEC's litigation is proceeding against the former officers.

Concurrently with the Company's settlement, Alan Rosskamm, CEO of the Company, consented to a separate SEC administrative cease and desist order settling certain allegations by the SEC, without admitting or denying the allegations. The SEC contended that Mr. Rosskamm violated certain federal securities laws as a result of his not making adequate inquiry of his financial staff before signing management representation letters given to the Company's auditors in connection with the 1992 Debenture offering, and as a result of signing the Company's Form 10-Q for the quarter ended May 2, 1992.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of stockholders during the Company's fourth quarter.

                      Executive Officers of the Registrant
                      ------------------------------------

The information below is included in this report pursuant to instruction 3 to item 401 (b) of Regulation S-K.

The Executive Officers of the Registrant are as follows:

      Name                                Executive Officers                                Age
-------------------   ------------------------------------------------------------       ---------
Alan Rosskamm            Chief Executive Officer for more than 5 years, since                47
                         April 1993, President, and since July 1992, Chairman of
                         the Board; prior to July 1992, President of the Company
                         for more than 5 years.
Samuel R. Gaston         Executive Vice President, Chief Financial Officer, since            55
                         August 1996. Executive Vice President and Chief
                         Financial Officer, Woman's Apparel Group of The
                         Limited Inc., April 1995 to August 1996, Executive
                         Vice President of Lane Bryant Division of The Limited
                         Inc., February 1987 to April 1995.

Jane Aggers              Executive Vice President, Merchandising and Marketing               48
                         since April 1993; Senior Vice President, General
                         Merchandise Manager May 1990 to April 1993.

John Stec                Senior Vice President, Real Estate for more than 5 years.           72

John Hermsen             Executive Vice President-Stores, since July 1995.                   50
                         Executive Vice President, Store Operations and
                         Distribution, Ames Department Stores, Inc., from June
                         1993 to July 1995; Vice President-Stores Shopko Stores
                         Inc. from May 1986 to June 1993.

Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly elected and qualified. Betty Rosskamm, a Senior Vice President, Secretary and Director of the Registrant, is the mother of Alan Rosskamm.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          ----------------------------------------------------------------
          MATTERS
          -------

On August 2, 1995, the shareholders approved a recapitalization amendment to the Articles of Incorporation, which became effective on that date, creating a new class of non-voting common shares designated as Class B Common Shares and changing each outstanding common share into one Class A and one Class B Common Share. The Class A and Class B common stock are traded on the New York Stock Exchange under the ticker symbols FCA.A and FCA.B, respectively. The number of Class A and Class B Common shareholders of record as of April 7, 1997 were 859 and 862, respectively.

The quarterly high and low closing stock prices for the fiscal years 1997 and 1996 are presented in the table below:

                                     CLASS A (A)                   CLASS B (B)
                                    COMMON STOCK                  COMMON STOCK
-------------------------------------------------------------------------------------
FISCAL QUARTER ENDED           HIGH              LOW            HIGH          LOW
-------------------------------------------------------------------------------------
April 27, 1996              $   14 1/4         $  9 7/8       $ 12 3/4     $  9 7/8
July 27, 1996                   16 7/8           10 1/4         15 3/4       10
October 26, 1996                15 3/8           12 1/2         14 3/8       12 1/8
February 1, 1997                16 7/8           12 5/8         15 3/4       12 5/8

FISCAL QUARTER ENDED           HIGH               LOW           HIGH          LOW
-------------------------------------------------------------------------------------
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



The Registrant did not pay dividends on its common stock during fiscal 1997 and fiscal 1996. The Registrant's dividend policy has been to retain earnings for the operation and growth of its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

FINANCIAL SUMMARY
Fabri-Centers of America, Inc.
(Thousands of dollars, except per share data)

                                                February           January       January        January         January
                                                    1,                27,           28,            29,            30,
Years ended                                        1997              1996          1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                      $    928,951   $    834,617   $    677,279   $    582,071    $    574,120
Cost of goods sold                                  516,857        456,615        378,593        329,950         329,058
Selling, general and administrative expenses        362,061        338,109        271,187        235,439         231,261
Interest expense, net                                10,668         11,982          8,418          5,547           5,522
Earnings from continuing operations before
       income taxes                                  39,365         27,911         19,081         11,135           8,279
Income taxes                                         14,762         10,453          7,347          4,176           3,105
Earnings from continuing operations                  24,603         17,458         11,734          6,959           5,174
Loss from discontinued operations                      --             --             --           (5,201)         (2,994)
Extraordinary item                                     --             --             --             --             2,052
Cumulative effect of accounting change                 --             --             --              399            --
Net earnings                                   $     24,603   $     17,458   $     11,734   $      2,157    $      4,232
-------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (A)
Earnings from continuing operations
   - Primary                                   $       1.30   $       0.91   $       0.63    $       0.37    $      0.27
   - Assuming full dilution                            1.26           0.89           0.63            0.37           0.27
Average shares and equivalents outstanding
   - Primary                                     18,878,116     19,289,620     18,687,326     18,569,042      19,263,074
   - Assuming full dilution                      21,361,149     19,516,621     18,748,998     18,877,498      19,263,074
Book value                                            11.13           9.79           8.79           8.19            8.00
Shares outstanding, net of treasury shares       17,920,641     18,486,108     18,397,822     18,194,196      18,554,512
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Merchandise inventories                        $    296,104   $    337,974   $    290,560   $    224,803    $    223,648
Property and equipment, net                          94,618        102,034         84,122         75,633          77,914
Total assets                                        429,180        479,648        427,304        340,373         351,619
Long-term debt including debentures                  72,083        155,483        126,983        102,483         104,083
Total liabilities                                   229,770        298,685        265,585        191,361         203,145
Shareholders' equity                                199,410        180,963        161,719        149,012         148,474
Working capital                                     177,047        232,157        198,247        167,455         161,627
-------------------------------------------------------------------------------------------------------------------------
GENERAL STATISTICS (FROM CONTINUING
OPERATIONS)
Sales increase                                       11.3 %         23.2 %         16.4 %          1.4 %            29.9 %
Net earnings increase (decrease)                     40.9 %         48.8 %         68.6 %          34.5 %          (71.4)%
Return on sales:
     Before income taxes                              4.2 %          3.3 %          2.8 %          1.9 %             1.4 %
     After income taxes                               2.6 %          2.1 %          1.7 %          1.2 %             0.9 %
Return on average shareholders' equity               12.9 %         10.2 %          7.6 %          4.7 %             3.6 %
Return on average net assets (b)                      7.7 %          5.4 %          4.2 %          2.7 %             2.3 %
Current ratio                                     2.25 to 1      2.80 to 1      2.56 to 1      3.09 to 1         2.73 to 1
Capital expenditures                           $     13,191   $     34,732   $     11,740   $      8,491      $     32,295
Depreciation                                   $     18,921   $     15,675   $     11,945   $     10,053      $      8,045
Long-term debt to total capitalization               26.6 %         46.2 %         44.0 %         40.7 %            41.2 %
Times interest earned (c)                              4.7x           3.3x           3.3x            3.0x             2.5x
Number of stores in operation                           914            936            964            655               693
-------------------------------------------------------------------------------------------------------------------------

(a) The number of shares and per share data have been restated to give effect to the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.
(b) Ratio of earnings from continuing operations to average total assets less current liabilities.
(c) Ratio of pre-tax earnings before interest, discontinued operation, extraordinary item and cumulative effect of accounting change to net interest expense.
(d)      Not meaningful.



                                           February          February          January           January           January
                                              1,                2,                27,               28,               30,
                                             1992              1991              1990              1989              1988
                                     -----------------------------------------------------------------------------------------

                                      $        441,978  $        368,608 $         323,352  $        281,429  $        256,592
                                               233,580           202,758           176,278           154,331           138,240
                                               177,285           144,104           128,622           115,878           119,784
                                                 2,870             3,599             4,049             2,747             2,858

                                                28,243            18,147            14,403             8,473            (4,290)
                                                10,166             6,806             5,478             3,048            (1,755)
                                                18,077            11,341             8,925             5,425            (2,535)
                                                  (564)             (117)             (165)             (332)           (2,374)
                                                   ---               ---               ---               ---               ---
                                                   ---               ---               ---               ---               ---
                                      $         17,513  $         11,224 $           8,760  $          5,093  $         (4,909)
                                     -----------------------------------------------------------------------------------------


                                      $           0.98  $           0.72 $            0.58  $           0.36  $          (0.33)
                                                  0.98              0.72              0.58              0.36             (0.33)

                                            18,397,584        15,782,426        15,493,210        15,097,270        15,020,232
                                            18,397,584        15,782,426        15,493,210        15,097,270        15,020,232
                                                  7.67              5.16              4.50              3.92              3.61
                                            18,584,058        14,915,306        15,150,423        15,192,798        15,033,498
                                     -----------------------------------------------------------------------------------------
                                      $        183,315  $        135,242 $         104,723  $         95,502  $         83,747
                                                54,640            33,928            25,131            21,629            21,956
                                               284,060           204,593           157,790           134,513           123,775
                                                40,100            52,100            28,600            23,043            30,022
                                               141,537           127,610            89,564            74,961            69,518
                                               142,523            76,983            68,226            59,552            54,257
                                               121,953            87,452            67,161            58,280            61,475
                                     -----------------------------------------------------------------------------------------


                                                19.9 %            14.0 %            14.9 %            9.7  %            11.3 %
                                                59.4 %            27.1 %            64.5 %               (d)                 (d)
                                                 6.4 %             4.9 %             4.5 %            3.0  %            (1.7) %
                                                 4.1 %             3.1 %             2.8 %            1.9  %            (1.0) %
                                                16.5 %            15.6 %            14.0 %            9.5  %            (4.4) %
                                                11.3 %             9.8 %             9.7 %            6.2  %            (3.3) %
                                             2.14 to 1         2.22 to 1         2.15 to 1         2.18 to 1          2.77 to 1
                                      $         18,509  $         14,654 $           8,998  $          4,130  $           5,028
                                      $          5,627  $          4,831 $           4,442  $          4,100  $           4,354
                                                22.0 %            40.4 %            29.5 %           27.9  %            35.6  %
                                                 10.8x              6.0x              4.6x              4.1x               ---
                                                   664               617               615               627                636
                                     -----------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

During the third quarter of fiscal 1995, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97,000,000 in cash and assumed liabilities. The acquisition was recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

The following table shows the percentage of net sales for the periods indicated and the percentage change in dollar amounts from period to period of certain items included in the Consolidated Statements of Income.

                                                                                             Percentage Change
                                                   Percentage of Net Sales                    From Prior Year
                                         ----------------------------------------------------------------------------
                                             1997              1996             1995         1997          1996
---------------------------------------------------------------------------------------------------------------------
Net sales                                      100.0%           100.0%           100.0%         11.3%         23.2%

Cost of goods sold                              55.6             54.7             55.9         13.2          20.7
Selling, general and administrative
  expenses                                      39.0             40.5             40.0          7.1          24.7
Interest expense, net                            1.2              1.4              1.3        (11.0)         42.3
                                         -------------    --------------    ------------
Total expenses                                  95.8             96.6             97.2         10.3          22.6
                                         -------------    --------------    ------------
Earnings before income taxes                     4.2              3.4              2.8         41.0          46.3
Income taxes                                     1.6              1.3              1.1         41.2          42.3
                                         -------------    --------------    ------------
Net earnings                                     2.6%             2.1%             1.7%        40.9%         48.8%
                                         =============    ==============    ============

Net sales increased $94,334,000 to $928,951,000 in fiscal 1997, an 11 percent increase over fiscal 1996. Fiscal year 1997 consisted of 53 weeks while fiscal years 1996 and 1995 consisted of 52 weeks. Approximately $16,600,000 of the increase in net sales was attributable to the additional week. Sales of apparel fabrics, notions and seasonal merchandise in the Jo-Ann Fabrics and Crafts stores out-paced the prior year and higher sales were recorded in the Cloth World stores which throughout fiscal 1996 were converted to the Jo-Ann Fabrics and Crafts format. Comparable store sales for fiscal 1997 increased 7.5 percent over the prior year. Each Cloth World store was included in the comparable store sales calculation beginning with the anniversary of its conversion date. In fiscal 1997, the Company opened 50 stores and closed 72 stores, ending the year with 914 stores in operation.

Net sales increased $157,338,000 to $834,617,000 in fiscal 1996, a 23 percent increase over fiscal 1995. Sales from Cloth World stores acquired in October of fiscal 1995 accounted for $142,552,000 of the increase. Comparable store sales for fiscal 1996 increased 3 percent over the prior year. This increase was primarily a result of expanded notions product offerings and store closings by competitors in certain markets. In fiscal 1996, the Company opened 62 stores and closed 90 stores, ending the year with 936 stores in operation. The fiscal 1996 store openings included one Jo-Ann etc store, a format that is about three times larger than the Company's standard new store format, offering a more extensive fabric and craft assortment and a wide array of customer services.

Gross profit increased $34,092,000 in fiscal 1997 compared to fiscal 1996 and increased $79,316,000 in fiscal 1996 compared to fiscal 1995, primarily as a result of increases in sales volume. As a percentage of net sales, gross profit was 44.4 percent in fiscal 1997, 45.3 percent in fiscal 1996 and 44.1 percent in fiscal 1995. The decrease in gross profit percentage from fiscal 1996 to 1997 resulted from a program that reduced prices on seasonal merchandise, to stimulate sales and improve in-season sell-through. The improvement in gross profit percentage from fiscal 1995 to 1996 primarily resulted from improved purchasing and inventory management.

Selling, general and administrative expenses as a percentage of net sales were
39.0 percent in fiscal 1997, 40.5 percent in fiscal 1996 and 40.0 percent in fiscal 1995. The improvement of 1.5 percentage points from fiscal 1996 to fiscal 1997 resulted primarily from improved store payroll productivity, reduced advertising expense, a decline in store occupancy costs and distribution service center expenses as a percentage of net sales, offset by a $3,280,000 (0.4 percent of fiscal 1997 sales) charge to settle a Securities and Exchange Commission enforcement proceeding. See Note 14 of Notes to Consolidated Financial Statements for additional information about the settlement. The increase in selling, general and administrative expenses from fiscal 1995 to fiscal 1996 resulted from higher distribution service center expenses and store-level payroll expenses offset in part by lower information systems development expenses. A surge in volume through the distribution center related to the Cloth World stores created difficult operating conditions and higher distribution service center expenses during the third and fourth quarters of fiscal 1996. Payroll expense in the Cloth World stores, as a percent of sales, during fiscal 1996 tended to be higher than in the Jo-Ann locations due to the relative per-store sales volumes. The Company plans to increase information systems development expenses by about $3,000,000 in fiscal 1998, focusing primarily on inventory management systems.

Net interest expense decreased $1,314,000 in fiscal 1997 compared to fiscal 1996 and increased $3,564,000 in fiscal 1996 compared to fiscal 1995. The decrease from fiscal 1996 to 1997 was due to a decline in average bank borrowings as a result of strong cash flow from operating results, reductions in inventory levels and lower capital expenditures and to a reduction in the weighted average interest rate. The increase in net interest expense from fiscal 1995 to 1996 was due primarily to an increase in average bank borrowings as a result of the acquisition and subsequent conversion of the Cloth World stores and higher inventory levels in the Jo-Ann Fabrics and Crafts stores.

The Company's effective income tax rate was 37.5 percent in fiscal 1997 and 1996, and 38.5 percent in fiscal 1995. See Note 4 of Notes to Consolidated Financial Statements for additional information on income taxes.

Net earnings increased $7,145,000 to $24,603,000 in fiscal 1997, a 41 percent increase over fiscal 1996 net earnings. Net earnings increased $5,724,000 to $17,458,000 in fiscal 1996, a 49 percent increase over fiscal 1995.

Management believes that inflation has not had a significant effect on the growth of net sales or on earnings from continuing operations over the past three years. Many of the Company's associates are paid hourly rates at or slightly above the federal minimum wage. Effective October 31, 1996, the federal minimum hourly wage was increased by 12 percent and will increase another 8 percent on September 1, 1997. When fully implemented, this change will result in an increase in payroll expense of approximately $3,000,000 per year, which is expected to be substantially offset by productivity improvements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash generated from net earnings, vendor financing of merchandise inventories through trade payment terms and borrowings under its revolving credit facility. The Company's primary capital requirements are for financing of merchandise inventories and for capital expenditures related to stores, the distribution center and information systems. Cash generated from net earnings before depreciation and amortization in fiscal 1997 combined with a $41,870,000 decrease in merchandise inventories contributed to the $104,282,000 of net cash provided by operating activities. This compares to $1,959,000 used for operating activities during the prior year, including a $47,414,000 increase in merchandise inventories. The fiscal 1997 decrease in inventories resulted from a program to improve the sell-through of seasonal merchandise and from other company-wide efforts to increase inventory turnover. The fiscal 1996 increase in inventory was primarily the result of adding a broader selection of merchandise to the Cloth World stores and expanding notions offerings in all stores.

At fiscal year end 1997, total assets decreased $50,468,000 to $429,180,000 and working capital decreased $55,110,000 to $177,047,000, both primarily as a result of the decline in merchandise inventories. Debt to capitalization ratio improved to 27 percent at fiscal year end 1997 from 46 percent at the end of the prior year as long-term debt was reduced by $83,400,000. Return on average equity improved to 12.9 percent in fiscal 1997, compared to 10.2 percent in fiscal 1996 and 7.6 percent in fiscal 1995.

Capital expenditures were $13,191,000 in fiscal 1997, $34,732,000 in fiscal 1996 and $11,740,000 in fiscal 1995. The change in capital expenditures among the years relates directly to the number of stores opened each year and, in 1996, to the expenditures to convert Cloth World stores. For fiscal 1998, the Company expects to open approximately 65 to 70 new stores (including six Jo-Ann etc formats) and close 75 to 80 stores. Capital expenditures are expected to be approximately $30,000,000 during fiscal 1998.

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

During fiscal 1997, the Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market. The aggregate purchase price of these shares was $9,009,000 which was funded through the revolving credit facility. The remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

The Company has an unsecured $200,000,000 revolving credit facility with a group of eight banks that expires on September 30, 1999. The maximum allowable combined outstanding debt for the revolving credit facility and additional bank borrowings is $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under this credit facility and other lines of credit. As of February 1, 1997, the Company had borrowings of $15,100,000 under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and believes it has sufficient resources, including unused credit facilities, to meet its operating needs and fund its capital expenditures for fiscal 1998.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise and general economic conditions.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
          ------------------------------------------

The following consolidated financial statements of the Registrant are included in Part II, Item 8:

Consolidated Balance Sheets - February 1, 1997 and January 27, 1996

Consolidated Statements of Income for the three fiscal years ended February 1, 1997

Consolidated Statements of Cash Flows for the three fiscal years ended February 1, 1997

Consolidated Statements of Shareholders' Equity for the three fiscal years ended February 1, 1997

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                       FEBRUARY 1,   JANUARY 27,
                                                          1997          1996
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $  12,631    $  11,552
   Merchandise inventories                                 296,104      337,974
   Prepaid expenses and other current assets                 9,532       11,860
                                                         ---------    ---------
Total current assets                                       318,267      361,386
Property and equipment, at cost:
   Land                                                      1,709        1,777
   Buildings                                                23,905       21,701
   Furniture and fixtures                                  108,684      103,364
   Leasehold improvements                                   42,118       39,800
                                                         ---------    ---------
                                                           176,416      166,642
   Less accumulated depreciation and amortization           81,798       64,608
                                                         ---------    ---------
                                                            94,618      102,034
Mortgage receivable                                          7,136        7,414
Other assets                                                 9,159        8,814
                                                         ---------    ---------
Total assets                                             $ 429,180    $ 479,648
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  99,458    $ 104,415
   Accrued expenses                                         28,898       20,056
   Accrued income taxes                                     10,697          370
   Deferred income taxes                                     2,167        4,388
                                                         ---------    ---------
Total current liabilities                                  141,220      129,229
Long-term debt                                              15,100       98,500
Convertible subordinated debentures                         56,983       56,983
Deferred income taxes                                       13,357       12,422
Other long-term liabilities                                  3,110        1,551
Shareholders' equity:
   Common stock:
     Class A                                                   507          499
     Class B                                                   503          496
   Additional paid-in capital                               76,614       74,216
   Other                                                    (1,248)      (1,688)
   Retained earnings                                       141,397      116,794
                                                         ---------    ---------
                                                           217,773      190,317
   Treasury stock, at cost                                 (18,363)      (9,354)
                                                         ---------    ---------
Total shareholders' equity                                 199,410      180,963
                                                         ---------    ---------
Total liabilities and shareholders' equity               $ 429,180    $ 479,648
                                                         =========    =========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                 FEBRUARY 1,   JANUARY 27,  JANUARY 28,
YEARS ENDED                                         1997          1996         1995
---------------------------------------------------------------------------------------
Net sales                                         $928,951      $834,617     $677,279
Costs and expenses:
  Cost of goods sold                               516,857       456,615      378,593
  Selling, general and administrative expenses     362,061       338,109      271,187
  Interest expense, net                             10,668        11,982        8,418
                                                  --------      --------     --------
                                                   889,586       806,706      658,198
                                                  --------      --------     --------
Earnings before income taxes                        39,365        27,911       19,081
Income taxes                                        14,762        10,453        7,347
                                                  --------      --------     --------
Net earnings                                      $ 24,603      $ 17,458     $ 11,734
                                                  ========      ========     ========
Primary net earnings per common share             $   1.30      $   0.91     $   0.63
                                                  ========      ========     ========
Net earnings per common share assuming full
 dilution                                         $   1.26      $   0.89     $   0.63
                                                  ========      ========     ========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                                  FEBRUARY 1,   JANUARY 27,  JANUARY 28,
YEARS ENDED                                                          1997          1996         1995
---------------------------------------------------------------------------------------------------------
Operating activities:
  Net earnings                                                    $  24,603    $  17,458    $  11,734
  Adjustments to reconcile net earnings to net cash provided by
     (used for) operating activities:
       Cancellation of restricted stock awards                          (67)         (55)         (11)
       Depreciation, amortization and other noncash expenses         21,546       18,528       14,301
       Loss (gain) on disposal of fixed assets                        1,076           41          (70)
       Deferred income taxes                                         (1,286)       8,288        4,146
  Working capital changes, net of acquisition of Cloth World:
       Merchandise inventories                                       41,870      (47,414)      28,499
       Prepaid expenses and other current assets                      2,328          103        2,905
       Accounts payable                                              (4,957)      11,387        3,921
       Accrued expenses                                               8,842       (7,987)       3,020
       Accrued income taxes                                          10,327       (2,308)        (276)
       Net liabilities of discontinued operation                       --           --         (3,557)
                                                                  ---------    ---------    ---------
Net cash provided by (used for) operating activities                104,282       (1,959)      64,612
Investing activities:
     Capital expenditures                                           (13,191)     (34,732)     (11,740)
     Acquisition of Cloth World, net of cash acquired (a)              --         (3,710)     (61,829)
     Mortgage receivable                                                278          262          250
     Other, net                                                      (1,244)         588       (1,357)
                                                                  ---------    ---------    ---------
Net cash used for investing activities                              (14,157)     (37,592)     (74,676)
Financing activities:
     Proceeds from long-term debt                                    13,100       75,200       89,500
     Repayment of long-term debt                                    (96,500)     (46,700)     (65,000)
     Other long-term liabilities                                      1,559          226          (56)
     Proceeds from exercise of stock options                          1,804          873          496
     Purchase of common stock                                        (9,009)        (383)        (704)
                                                                  ---------    ---------    ---------
Net cash (used for) provided by financing activities                (89,046)      29,216       24,236
Net increase (decrease) in cash                                       1,079      (10,335)      14,172
Cash and cash equivalents at beginning of year                       11,552       21,887        7,715
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year                          $  12,631    $  11,552    $  21,887
                                                                  =========    =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                     $  11,133    $  11,737    $   8,834
     Income taxes                                                 $   5,721    $   4,723    $   3,927

(a) Acquisition of Cloth World, net of cash acquired
       Working capital, net of cash acquired                      $    --      $    --      $ (57,154)
       Property and equipment                                          --           --         (9,540)
       Other assets                                                    --           --            (42)
       Payable to Brown Group, Inc.                                     --         (3,710)       3,710
       Other liabilities                                               --           --          1,197
                                                                  ---------    ---------    ---------
       Net cash used to acquire Cloth World                       $    --      $  (3,710)   $ (61,829)
                                                                  =========    =========    =========

 See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                            FEBRUARY 1,          JANUARY 27,         JANUARY 28,
YEARS ENDED                                                    1997                1996                 1995
----------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK AT STATED VALUE
   Balance at beginning of year                            $     499            $     989            $     975
   Recapitalization - effective August 2, 1995                  --                   (494)                --
   Exercise of stock options                                       8                    5                    5
   Issuance of restricted stock awards                             1                    2                   10
   Cancellation of restricted stock awards                        (1)                  (3)                  (1)
                                                           ---------            ---------            ---------
   Balance at end of year                                        507                  499                  989
----------------------------------------------------------------------------------------------------------------
CLASS B COMMON STOCK AT STATED VALUE
   Balance at beginning of year                                  496                 --                   --
   Recapitalization - effective August 2, 1995                  --                    494                 --
   Exercise of stock options                                       7                    2                 --
   Issuance of restricted stock awards                             1                 --                   --
   Cancellation of restricted stock awards                        (1)                --                   --
                                                           ---------            ---------            ---------
   Balance at end of year                                        503                  496                 --
----------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                               74,216               72,921               70,598
   Exercise of stock options                                   1,789                  866                  491
   Issuance of restricted stock awards                           402                  532                1,636
   Cancellation of restricted stock awards                      (187)                (472)                (103)
   Tax benefit on options exercised                              394                  332                  299
   Other                                                        --                     37                 --
                                                           ---------            ---------            ---------
   Balance at end of year                                     76,614               74,216               72,921
----------------------------------------------------------------------------------------------------------------
OTHER
   Balance at beginning of year                               (1,688)              (2,556)              (1,896)
   Issuance of restricted stock awards                          (404)                (534)              (1,646)
   Cancellation of restricted stock awards                       122                  420                   93
   Amortization of restricted stock awards                       722                  982                  893
                                                           ---------            ---------            ---------
   Balance at end of year                                     (1,248)              (1,688)              (2,556)
----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of year                              116,794               99,336               87,602
   Net earnings                                               24,603               17,458               11,734
                                                           ---------            ---------            ---------
   Balance at end of year                                    141,397              116,794               99,336
----------------------------------------------------------------------------------------------------------------
TREASURY STOCK
   Balance at beginning of year                               (9,354)              (8,971)              (8,267)
   Purchase of common stock                                   (9,009)                (383)                (704)
                                                           ---------            ---------            ---------
   Balance at end of year                                    (18,363)              (9,354)              (8,971)
----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                                       $ 199,410            $ 180,963            $ 161,719
================================================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Fiscal year 1997 consisted of 53 weeks and fiscal years 1996 and 1995 consisted of 52 weeks.

NATURE OF OPERATIONS

The Company is a fabric and craft retailer with 914 retail stores in 48 states at February 1, 1997. The stores primarily operate under the names Jo-Ann Fabrics and Crafts, Jo-Ann etc, Cloth World, and New York Fabrics and feature a broad line of fashion, decorator, quilting and craft fabrics, notions, patterns, craft components, seasonal merchandise and silk and dried flowers.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes to financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. No cash equivalents were held at February 1, 1997 or January 27, 1996.

FINANCIAL INSTRUMENTS

All financial instruments are considered to have a fair value which approximates carrying value at February 1, 1997 and January 27, 1996, unless otherwise specified. The Company occasionally enters into interest rate swap and interest rate cap agreements to hedge against interest rate risk. The interest differentials from these swaps and caps are recorded as interest expense as incurred.

STORE OPENING EXPENSES

Store opening expenses are charged to operations as incurred, which is generally the same period that the store is opened.

ADVERTISING COSTS

The Company expenses production costs of advertising the first time the advertising takes place. The Company had prepaid advertising costs of $474,000 and $1,026,000 at February 1, 1997 and January 27, 1996, respectively. Advertising expense was $20,298,000, $23,053,000 and $18,087,000 for fiscal
1997, 1996 and 1995, respectively.

PROPERTY AND EQUIPMENT

Depreciation is provided principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are as follows:

     Buildings                            10 - 40  years
     Furniture and fixtures                5 - 15  years
     Leasehold improvements                5 - 15  years

Depreciation expense amounted to $18,921,000, $15,675,000 and $11,945,000 in fiscal 1997, 1996 and 1995, respectively. Maintenance and repair expenditures are charged to expense as incurred and betterments and major renewals are capitalized.

INTANGIBLE ASSETS

Other assets include the value assigned for trade names, favorable lease interest, and other intangible assets acquired in connection with purchased businesses totaling $3,219,000 and $3,969,000 at fiscal year end 1997 and 1996, respectively, and are being amortized primarily on a straight-line basis over 7 to 20 years. Amortization expense was $750,000, $812,000 and $841,000, in fiscal 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION PLANS

The Company has three stock-based compensation plans, which are described in
Note 10. The Company adopted, in fiscal 1997, the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and will continue to apply Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its plans.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' net book value. There were no long-lived assets at February 1, 1997 or January 27, 1996 that required recognition of an impairment loss.

STORE INVENTORIES

Store physical inventories are taken on a cycle basis throughout the fiscal year. Store inventories subsequent to a physical inventory are charged at cost for shipments of merchandise to the stores and are relieved at cost for the sale of merchandise.

NOTE 2 - MERCHANDISE INVENTORIES

Inventories are stated at the lower of cost or market. Substantially all inventories were valued using the last-in, first-out (LIFO) method. The value of inventories stated on the LIFO method at February 1, 1997 and January 27, 1996, are not materially different from their current cost.

NOTE 3 - MORTGAGE RECEIVABLE

In fiscal 1993, the Company sold its former headquarters and distribution center to an unrelated third party for cash and a long-term promissory note due in 2003. The promissory note bears interest at a rate of 6 percent through April 30, 1998, 8 percent from May 1, 1998, through April 30, 2001, and 9 percent thereafter. This note is secured by a purchase money mortgage.

NOTE 4 - INCOME TAXES

The significant components of income tax expense are as follows:

Fiscal Year                                1997            1996            1995
-----------------------------------------------------------------------------------
(Thousands of dollars)
Current:
Federal                                 $   14,578       $    1,712      $    2,763
State and local                              1,470              453             438
                                        ----------       ----------      ----------
                                            16,048            2,165           3,201
Deferred                                   (1,286)            8,288           4,146
                                        ----------       ----------      ----------
Total income tax expense                $   14,762       $   10,453      $    7,347
                                        ==========       ==========      ==========



The reconciliation of income tax at the statutory rate to total income tax expense is as follows:


Fiscal Year                                1997            1996            1995
-----------------------------------------------------------------------------------
(Thousands of dollars)
Federal income tax at the
statutory rate                          $   13,778       $    9,769      $    6,678
Effect of:
 State and local taxes                         956              294             285
 Other, net                                     28              390             384
                                        ----------       ----------      ----------
Provision for income taxes              $   14,762       $   10,453      $    7,347
                                        ==========       ==========      ==========


The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      Asset/(Liability)
                                              ---------------------------------
Fiscal Year                                       1997                 1996
-------------------------------------------------------------------------------
(Thousands of dollars)

Current
-------
Deferred tax assets:
  Inventory items                              $     2,085           $    1,736
  Benefit programs                                   1,285                  966
  Lease obligations                                    882                   72
  Other                                                446                  331
                                               -----------           ----------
                                                     4,698                3,105
Deferred tax liabilities:
  Basis difference in net assets acquired           (6,301)              (7,037)
  Real estate taxes                                   (258)                (150)
  Personal property taxes                             (306)                (260)
  Other                                                ---                  (46)
                                               -----------           ----------
                                                    (6,865)              (7,493)
                                               -----------           ----------
Net current deferred taxes                     $    (2,167)           $  (4,388)
                                              ============            =========

Non-current
-----------
Deferred tax assets:
  Unearned compensation                        $       696           $    1,089
  Other                                                273                  255
                                               -----------           ----------
                                                       969                1,344
Deferred tax liabilities:
  Depreciation                                     (13,650)             (13,087)
  Basis difference in net assets acquired             (626)                (638)
  Other                                                (50)                 (41)
                                               -----------           ----------
                                                   (14,326)             (13,766)
                                               -----------           ----------
Net non-current deferred taxes                $    (13,357)           $ (12,422)
                                              ============            =========

The Company did not record any valuation allowances against deferred tax assets as of February 1, 1997 and January 27, 1996.

NOTE 5 - LONG-TERM DEBT

The Company has an unsecured $200,000,000 three-year revolving credit agreement (the "Credit Facility") with a group of eight banks (the "Bank Group") that expires September 30, 1999. The Company pays a facility fee on the revolving credit commitment amount and pays a commitment fee on the unused portion of the Credit Facility, each of which ranges from .125 percent to .25 percent based on the achievement of specified ranges of certain financial covenants. Interest on borrowings under the Credit Facility is payable at an applicable margin over prime, federal funds or LIBOR rates. The applicable margin ranges between .5 percent and 2.5 percent, based on the achievement of specified ranges of certain financial covenants.

The Credit Facility contains financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as require the Company to maintain a minimum defined current ratio, working capital, tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. The Company is in compliance with the financial covenants contained in the Credit Facility. The maximum allowable combined outstanding debt for the Credit Facility and additional bank borrowings is $220,000,000, subject to limitations of revolving credit borrowings during specified time frames throughout the commitment period. The fair value of the Credit Facility approximates its carrying value as a result of its interest rate being variable and based on current market rates.

The Company has an interest rate cap agreement with one of the banks in the Bank Group. The interest rate cap establishes a maximum interest rate payable when the variable rate exceeds a certain rate. The total notional amount under the interest rate cap is $20,000,000, having a capped LIBOR rate of 7.5 percent, terminating June 24, 1998. The Company had an interest rate swap agreement under which it paid to the counter-party interest at a fixed rate of 7.3 percent and the counter-party paid to the Company at a variable rate based on LIBOR, on a notional amount of $10,000,000, that terminated October 4, 1996. The estimated fair values, at February 1, 1997 and January 27, 1996, of the interest rate cap and swap agreements, based on the present value of expected future cash flows, were immaterial.

The Company's weighted average interest rate and weighted average borrowings under revolving credit facilities were 6.33 percent and $83,100,000 during fiscal 1997, 6.95 percent and $100,700,000 during fiscal 1996 and 5.56 percent and $65,600,000 during fiscal 1995, respectively.

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES (DUE MARCH 1, 2002)

The debentures bear interest at 6 1/4 percent, payable semi-annually on March 1 and September 1. Each debenture is convertible into approximately 20.513 Class A Common Shares and approximately 20.513 Class B Common Shares per $1,000 principal amount. The debentures are subject to redemption, at the option of the Company, in whole or in part, at a redemption price of 102.7 percent of the principal amount, which decreases in equal increments annually through March 1, 1999, and remains at 100 percent thereafter. At February 1, 1997 and January 27, 1996, the fair value of these debentures was $52,567,000 and $49,575,000, respectively, based upon quoted market price for the same issue.

NOTE 7 - RECAPITALIZATION AMENDMENT

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

NOTE 8 - CAPITAL STOCK

The following table details the common stock ($0.05 stated value) activity for fiscal 1997 and fiscal 1996:

                                                           Common Shares Outstanding
                                                                Net of Treasury
                                                    ------------------------------------
                                                                                              Shares
                                                      Class A                  Class B      in Treasury
--------------------------------------------------------------------------------------------------------
Balance at January 28, 1995                            9,198,911                  --           694,583
  Issuance of common stock                                 1,550                  --              --
  Exercise of stock options                               19,976                  --              --
  Issuance of restricted stock                             1,000                  --              --
  Cancellation of restricted stock                       (25,000)                 --              --
  Purchase of common stock                                (4,923)                 --             4,923
                                                      ----------            ----------      ----------
  Balance at August 2, 1995                            9,191,514                  --           699,506
  Recapitalization - effective August 2, 1995               --               9,191,514         699,506
  Issuance of common stock                                   700                   700            --
  Exercise of stock options                               51,642                40,156            --
  Issuance of restricted stock                            42,000                  --              --
  Cancellation of restricted stock                        (5,000)               (5,000)           --
  Purchase of common stock                               (11,906)              (10,212)         22,118
                                                      ----------            ----------      ----------
Balance at January 27, 1996                            9,268,950             9,217,158       1,421,130
  Exercise of stock options                              144,732               140,832            --
  Issuance of restricted stock                            27,000                 2,000            --
  Cancellation of restricted stock                       (12,000)              (10,000)           --
  Purchase of common stock                              (407,525)             (450,506)        858,031
                                                      ----------            ----------      ----------
Balance at February 1, 1997                            9,021,157             8,899,484       2,279,161
                                                      ==========            ==========      ==========

At February 1, 1997 and January 27, 1996, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding. At February 1, 1997 and January 27, 1996, there were 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares authorized for issuance.

SHAREHOLDERS' RIGHTS PLAN

Under the Company's Shareholders' Rights Plan, as amended, one right is issued for each Class A Common Share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 20 percent or more of the outstanding Class A Common Shares or the Board of Directors declares a person or group to be an "adverse person," as defined in the Plan. When exercisable, each right initially entitles a holder to purchase one Class A Common Share for $105.75. If at any time after the rights become exercisable, the Company is acquired in a merger or certain other business transactions occur, each right would then enable the holder thereof to purchase one common share of the acquiring company, or under certain circumstances, one Class A Common Share of the Company for $0.50. The rights, which do not have voting privileges, expire in 2000, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no dilutive effect on earnings per share.

NOTE 9 - EARNINGS PER SHARE

Primary earnings per share and earnings per share assuming full dilution equal net earnings divided by the weighted average number of common shares outstanding, after giving effect for the assumed exercise of dilutive stock options under the treasury stock method. The Convertible Subordinated Debentures are considered a common share equivalent in calculating earnings per share assuming full dilution; however, they are not included in the earnings per share calculation assuming full dilution for the fiscal years 1996 and 1995 because they are anti-dilutive.

The following table presents information necessary to calculate primary earnings per share and earnings per share assuming full dilution for the fiscal years presented:

Fiscal Year                                       1997                1996             1995
-----------------------------------------------------------------------------------------------
Shares outstanding   -  primary:
  Weighted average shares outstanding           17,930,367          18,415,419      18,313,052
  Share equivalents  -  stock options              947,749             874,201         374,274
                                                ----------          ----------      ----------
                                                18,878,116          19,289,620      18,687,326
                                                ==========          ==========      ==========

Shares outstanding - assuming full dilution:
  Weighted average shares outstanding           17,930,367          18,415,419      18,313,052
  Share equivalents  -  stock options            1,093,018           1,101,202         435,946
                     -  debentures               2,337,764                ---            ---
                                                ----------          ----------      ----------
                                                21,361,149          19,516,621      18,748,998
                                                ==========          ==========      ==========


The number of shares and earnings per share amounts have been restated to give effect to the increased number of shares outstanding as a result of the Recapitalization Amendment.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share," in March 1997 which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of fiscal 1998.

The Company's pro forma earnings per share that would have been reported had the new standard been previously in effect are as follows:

                                                     1997          1996      1995
                                                     ----          ----      ----
Basic earnings per common share                    $   1.37       $  0.95   $  0.64
Diluted earnings per common share                  $   1.26       $  0.90   $  0.63


NOTE 10 - STOCK-BASED COMPENSATION PLANS

STOCK OPTION PLANS

Nonqualified stock options have been granted to certain officers and key employees under the Company's 1990 Employee Stock Option and Stock Appreciation Rights Plan (the "Employee Plan") at prices not less than fair market value of the common stock at the date of grant. The Employee Plan also permits the granting of stock appreciation rights (SAR's), with respect to all or part of the common stock subject to any option granted under this plan. The options and stock appreciation rights become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire ten years after the date of the grant. Future options and stock appreciation rights granted can relate to Class A Common Shares, Class B Common Shares, or a combination of both. There are 806,546 Class A Shares and 193,308 Class B Shares authorized for future option and stock appreciation right grants under the Employee Plan at February 1, 1997.

During fiscal 1997, the shareholders approved the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan") which succeeds the 1988 Stock Option Plan for Non-Employee Directors. Under the Directors Plan, stock options are automatically granted to each non-employee director upon their election to the board and annually thereafter at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. There are 92,500 Class A Shares and 92,500 Class B Shares authorized for future option grants under the Directors Plan at February 1, 1997.

The Company applies APB Opinion 25 and related Interpretations in accounting for the Employee Plan and the Directors Plan (collectively the "Plans") and accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under these Plans consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (in thousands of dollars except for earnings per share data):

                                           1997                           1996
                              --------------------------------  -------------------------
                                     As                             As
                                  Reported     Pro forma         Reported       Pro forma
                              ---------------- ---------------  -----------    ----------
Net earnings                  $     24,603     $  23,868        $  17,458       $ 17,322

Earnings per share:
   Primary                    $       1.30     $    1.28        $    0.91       $   0.91
   Assuming full dilution     $       1.26     $    1.27        $    0.89       $   0.89

The pro forma disclosures shown are not representative of the future effects on net earnings and earnings per share because the retroactive application of SFAS 123 is prohibited.

The fair values of the options granted under the Plans during fiscal 1997 and 1996 were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of Class A and Class B option grants were: risk-free interest rates ranging from 5.8 to 6.3 percent for Class A and 5.9 to 6.3 percent for Class B, expected volatility ranging from 35.8 to
37.4 percent for Class A and 33.7 to 34.0 percent for Class B, expected lives ranging from 2.9 to 5.2 years for Class A and 3.3 to 5.6 years for Class B and no expected dividends for either class of shares.

The following is a summary of the Company's stock option activity:

                                            Class A Options           Class B Options
                                         ----------------------  --------------------------
                                                    Weighted                  Weighted
                                                     Average                   Average
                                           Number    Exercise      Number      Exercise
                                         of Options   Price      of Options     Price
                                         ----------------------  --------------------------
Outstanding at January 29, 1994           1,298,854    $ 9.05    1,298,854    $ 9.05
  Granted                                   348,800      7.70      348,800      7.70
  Exercised                                 (48,988)     5.07      (48,988)     5.07
  Canceled                                  (96,239)     8.88      (96,239)     8.88
                                          ---------              ---------
Outstanding at January 28, 1995           1,502,427      8.79    1,502,427      8.79
  Granted                                    66,075     13.34      418,325     11.46
  Exercised                                 (71,618)     7.51      (60,132)     6.59
  Canceled                                 (148,429)     8.83     (148,429)     8.83
                                          ---------              ---------
Outstanding at January 27, 1996           1,348,455      9.10    1,712,191      9.50
  Granted                                    81,500     14.62      345,100     14.73
  Exercised                                (144,732)     4.34     (140,832)     4.90
  Canceled                                  (78,744)    10.87     (105,356)    10.92
                                          ---------              ---------
Outstanding at February 1, 1997           1,206,479      9.70    1,811,103     10.66
                                          =========              =========

Exercisable at February 1, 1997             914,854    $ 9.40    1,011,400    $ 9.49
Weighted average fair value of options
  granted during fiscal year 1997        $     5.45                 $ 5.58

Exercisable at January 27, 1996             870,376    $ 9.27      881,862    $ 9.24
Weighted average fair value of options
    granted during fiscal year 1996      $     4.94                 $ 4.32





The following table summarizes the status of stock options outstanding and exercisable at February 1, 1997:

                          Class A Options Outstanding              Class A Options Exercisable
-----------------------------------------------------------------  ---------------------------
                                                     Weighted
                                         Weighted     Average                     Weighted
                                         Average     Remaining                     Average
    Total            Exercise            Exercise   Contractual        Total      Exercise
   Options             Price              Price        Life           Options       Price
-----------------------------------------------------------------  -----------------------
    860,754    $  2.38  to  $  10.00     $ 6.74      5.6 years        692,629      $  .46
    343,725      10.01  to     21.00      17.03      6.6 years        220,225       18.54
      2,000      21.01  to     23.07      22.04      4.9 years          2,000       22.04
-----------                                                          --------
  1,206,479       2.38  to     23.07       9.70      5.9 years        914,854        9.40
===========                                                         =========

                          Class B Options Outstanding              Class B Options Exercisable
-----------------------------------------------------------------  ---------------------------
                                                     Weighted
                                         Weighted     Average                     Weighted
                                         Average     Remaining                    Average
    Total            Exercise            Exercise   Contractual        Total      Exercise
   Options             Price              Price         Life           Options      Price
-----------------------------------------------------------------  -----------------------
    873,103    $  2.38  to  $   9.00     $ 6.72      5.6 years        706,378      $ 6.45
    904,000       9.01  to     20.00      14.09      8.4 years        271,022       16.02
     34,000      20.01  to     23.07      20.63      4.9 years         34,000       20.63
-----------                                                          --------
  1,811,103       2.38  to     23.07      10.66      7.0 years      1,011,400        9.49
===========                                                         =========




RESTRICTED STOCK AWARDS

Restricted shares of the Company's common stock have been awarded to executive officers and senior management under the 1994 Executive Incentive Plan that succeeded the 1980 Executive Incentive Plan, as amended. The vesting periods for these restricted shares are generally five years with all rights to such restricted stock terminating without any payment of consideration by the Company unless the grantee remains in the continuous employment of the Company throughout the vesting period. Unearned compensation resulting from the issuance of shares under these plans is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders' equity. On the effective date of the Recapitalization Amendment, all holders of common stock under these plans were given one Class A and one Class B Common Share for each Common Share outstanding. 532,000 Class A and 532,000 Class B Common Shares have been reserved for the plans. At February 1, 1997, 158,000 Class A and 93,000 Class B restricted shares were outstanding under the plans and 374,000 Class A and 439,000 Class B Common Shares are available for future awards under the 1994 Executive Incentive Plan. During fiscal 1997, 27,000 Class A and 2,000 Class B restricted shares were granted at weighted average market values of $14.09 and $11.75, respectively, and during fiscal 1996, 42,000 Class A restricted shares were granted at a weighted average market value of $12.31.

NOTE 11 - EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN AND POSTRETIREMENT BENEFITS

The Company sponsors a tax-deferred savings plan (the "Savings Plan") whereby eligible employees may elect quarterly to contribute up to the lesser of 10 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of 4 percent of the employee's compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of the treasury or by purchasing shares on the open market. The amount of the Company's matching contribution in fiscal year 1997, 1996 and 1995 was $894,000, $759,000 and $600,000, respectively. Plan assets included 385,348 and 360,525 shares of Class A Common Stock and 273,862 and 293,416 shares of Class B Common Stock at February 1, 1997 and at January 27, 1996, respectively. The Company does not provide postretirement health care benefits for its employees.

NOTE 12 - LEASES

Principally all of the Company's retail stores operate out of leased facilities. All store leases are operating leases, generally for periods up to 10 years with renewal options for up to 20 years. Certain leases contain escalation clauses and, in some cases, provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area maintenance expenses. The Company also leases certain store fixtures, generally under five-year lease terms.

The following is a schedule of future minimum rental payments under non-cancelable operating leases as of February 1, 1997:

                                                                        Minimum
Fiscal Year                                                             Rentals
 ------------------------------------------------------------------------------
(Thousands of dollars)

1998                                                              $     72,120
1999                                                                    69,772
2000                                                                    65,447
2001                                                                    57,482
2002                                                                    49,117
Thereafter                                                              95,832
                                                                  ------------
                                                                  $    409,770
                                                                  ============


Rent expense was as follows:
Fiscal Year                                              1997          1996           1995
---------------------------------------------------------------------------------------------
(Thousands of dollars)

Minimum rentals                                         $ 73,728     $ 69,672       $ 57,081
Contingent rentals                                         1,392        1,849          1,286
Sublease rentals                                          (1,897)      (1,767)        (1,397)
                                                        --------     --------       --------
                                                        $ 73,223     $ 69,754       $ 56,970
                                                        ========     ========       ========

The Company has entered into lease commitments for new stores to be opened after February 1, 1997. The aggregate minimum rentals applicable to these locations, which are included in the future minimum rental payments, amount to $18,117,000.

NOTE 13 - CLOTH WORLD ACQUISITION

On October 2, 1994, the Company acquired substantially all of the assets of Cloth World, a division of Brown Group Inc. ("Cloth World") for approximately $97,000,000 in cash and assumed liabilities. The funds used to acquire Cloth World were provided by internally generated funds and borrowings under a credit facility. The acquisition has been recorded using the purchase method, and accordingly, the results of operations of Cloth World have been included in the Company's consolidated financial statements since the date of acquisition. Cloth World operated 342 specialty fabric stores in 26 states with a concentration in the southern half of the United States. Summarized below are the unaudited consolidated results of operations of the Company, including Cloth World on a pro forma basis, as if Cloth World had been acquired as of the beginning of the period presented:

Fiscal Year                                                        1995
------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                                           $ 817,695
Net earnings                                                        $  11,466
Primary earnings per common share                                   $    0.61
Earnings per common share assuming full dilution                    $    0.61
------------------------------------------------------------------------------

The pro forma financial information above is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Cloth World acquisition been consummated at the beginning of the period presented. In addition, they are not intended to be a projection of future results and do not reflect synergies achieved from combined operations.

NOTE 14 - LEGAL PROCEEDINGS

Subsequent to the end of fiscal 1997, the Securities and Exchange Commission filed a civil action in the United States District Court for the District of Columbia against the Company and two former officers alleging, among other things, that the Company's earnings were overstated for the fiscal year ended prior to the offering in March 1992 of its 6-1/4 percent Convertible Subordinated Debentures due 2002 and for the next three fiscal quarters. In settlement, without admitting or denying the allegations, the Company consented to the entry of an order enjoining it from violating certain federal securities laws and agreed to pay $3,280,000. The Commission's litigation against two former officers is proceeding. The cost of the settlement and estimated costs for the defense of the former officers were recognized in the fourth quarter of fiscal 1997.


NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               First         Second       Third          Fourth
Fiscal 1997                                                   Quarter        Quarter      Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                                    $ 203,028     $ 188,865      $ 229,587     $ 307,471

Gross profit                                                 $  88,387     $  82,101      $ 104,070     $ 137,536

Net earnings (loss)                                          $   1,070     $  (2,416)     $   7,961     $  17,988

Net earnings (loss) per common share (a):
  Primary                                                    $    0.06     $   (0.13)     $    0.43     $    0.95
  Assuming full dilution                                     $    0.06     $   (0.13)     $    0.41     $    0.87



                                                               First         Second       Third          Fourth
Fiscal 1996                                                   Quarter        Quarter      Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)
Net sales                                                    $ 183,280     $ 168,508      $ 214,431     $ 268,398

Gross profit                                                 $  81,099     $  75,528      $  99,073     $ 122,302

Net earnings (loss)                                          $     278     $  (3,334)     $   5,969     $  14,545

Net earnings (loss) per common share (a):
  Primary                                                    $    0.01     $   (0.17)     $    0.31     $    0.75
  Assuming full dilution                                     $    0.01     $   (0.17)     $    0.30     $    0.69

------------------

(a) Primary and fully diluted earnings per common share calculations for each quarter are based on the weighted average number of shares and share equivalents outstanding during each respective quarter. Thus, the sum of quarterly earnings per share amounts may not necessarily be equal to the full-year earnings per common share. See Note 9.

REPORT OF MANAGEMENT

TO THE SHAREHOLDERS OF FABRI-CENTERS OF AMERICA, INC.

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended February 1, 1997, January 27, 1996 and January 28, 1995. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with generally accepted accounting principles, based on our best estimates and judgments and giving due consideration to materiality.

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

Alan Rosskamm                        Samuel R. Gaston             Robert R. Gerber
Chairman of the Board, President     Executive Vice President     Senior Vice President, Controller
and Chief Executive Officer          and Chief Financial Officer  and Chief Accounting Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF FABRI-CENTERS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Fabri-Centers of America, Inc. (an Ohio corporation) and subsidiaries as of February 1, 1997 and January 27, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fabri-Centers of America, Inc. and subsidiaries as of February 1, 1997 and January 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Cleveland, Ohio,
March 4, 1997.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Information required by this Item 10 as to the Directors of the Registrant will be incorporated herein by reference to the information set forth under the caption "Nominees to the Board of Directors" in the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders. Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

The information required by this Item 11 will be incorporated herein by reference to the information set forth under the captions "Director's Compensation" and "Executive Compensation" (except for the Compensation Committee Report on Executive Compensation and the Performance Graph) in the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

The information required by this Item 12 will be incorporated herein by reference to the information set forth under the captions, "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

Ira Gumberg, a Director of the Company, is President and a principal shareholder of J.J. Gumberg Co. J.J. Gumberg Co. manages numerous shopping centers, 13 of which contain fabric stores of the Company. Three of the leases were entered into after Mr. Gumberg became a Director of the Company, and the Company believes such leases are on terms, no less favorable to the Company than could have been obtained from an unrelated third party. The aggregate rent paid during fiscal year 1997 on those 13 stores amounted to $928,000.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

          (a)    1.   Financial Statements

                 The following consolidated financial statements of the Registrant are included in Part II, Item 8:

                      Consolidated Balance Sheets - February 1, 1997 and January 27, 1996

                      Consolidated Statements of Income for the three fiscal years ended February 1, 1997

                      Consolidated Statements of Cash Flows for the three fiscal years ended February 1, 1997

                      Consolidated Statements of Shareholders' Equity for the three fiscal years ended February 1, 1997

                      Notes to Consolidated Financial Statements

                      Report of Independent Public Accountants

                  2.  Financial Statement Schedules

                      Selected Quarterly Financial Data for the
                      Fiscal Years Ended February 1, 1997 and January 27, 1996 are included in Part II, Item 8

                  All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, because the amounts involved are not significant or because the required subject matter is not applicable to the Registrant.

                  3.  Exhibits

                  See the Exhibit Index at sequential page 37 of this report.

          (b)     Reports on Form 8-K.

                  The Company was not required to and did not file a report on Form 8-K for the 14-week period ended February 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FABRI-CENTERS OF AMERICA, INC.

                         By:     /s/Alan Rosskamm                April 25, 1997
                            ------------------------------------
                            Alan Rosskamm
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                           Title                          Date
-------------------------         -----------------------------------    -------
/s/Alan Rosskamm                  Chairman of the Board and Director
-------------------------         (Chief Executive Officer)
Alan Rosskamm

/s/Samuel R. Gaston*              Executive Vice President and Chief
-------------------------         Financial Officer
Samuel Gaston

/s/Robert R. Gerber*              Senior Vice President and Controller
-------------------------         (Chief Accounting Officer)
Robert R. Gerber

/s/Betty Rosskamm*                Director
------------------------
Betty Rosskamm

/s/Alma Zimmerman*                Director
------------------------
Alma Zimmerman

/s/Samuel Krasney*                Director                   April 25, 1997
------------------------
Samuel Krasney

/s/Scott Cowen*                   Director
------------------------
Scott Cowen

/s/Frank Newman*                  Director
------------------------
Frank Newman

/s/Ira Gumberg*                   Director
------------------------
Ira Gumberg

/s/Gregg Searle*                  Director
------------------------
Gregg Searle

The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Fabri-Centers of America, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

                          *By:  /s/Alan Rosskamm               April 25, 1997
                              ------------------------------
                              Alan Rosskamm, Attorney-in-Fact

                         FABRI-CENTERS OF AMERICA, INC.
              FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997
                                  EXHIBIT INDEX

Official                                                                                                       Sequential
Exhibit No.                 Description                                                                         Page No.
-----------------           ----------------------------------------------------------------------           ---------------
2                           Asset Purchase Agreement among Fabri-Centers of America,                               ***
                            Inc., FCA of Ohio, Inc., Brown Group, Inc. and Cloth World,
                            Inc. dated August 24, 1994

3                    (a)    Form of 1995 Amended Articles of Incorporation of Fabri-                                #
                            Centers of America, Inc.

3                    (b)    Amended Regulations                                                                     *

4                    (a)    Form of Second Amendment of Rights Agreement, dated                                     #
                            August 2, 1995, between the Registrant and Society
                            National Bank, as successor by merger to Ameritrust
                            Company National Association, as Rights Agent

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

4                    (c)    Specimen Certificate for 6 1/4% Convertible Subordinated                                *
                            Debentures due March 1, 2002

10                   (a)    Form of Split Dollar Life Insurance Agreement between the                               *
                            Registrant and certain of its officers                                                 ##

10                   (b)    Split Dollar Life Insurance Agreement and Assignment                                    *
                            between the Registrant and Alma Zimmerman dated September                              ##
                            22, 1984

10                   (c)    Fabri-Centers of America, Inc. 1979 Supplemental Retirement                             *
                            Benefit Plan as amended                                                                ##

10                   (d)    Split Dollar Life Insurance Agreements and Assignments                                  *
                            between the Registrant and Betty Rosskamm dated October 19,                            ##
                            1984

10                   (e)    Fabri-Centers of America, Inc. Executive Incentive Plan dated                           *
                            March 19, 1980 as amended                                                              ##

10                   (f)    Form of Employment Agreement between the Registrant and                                 *
                            each of the following Executive Officers:  Alan Rosskamm,                              ##
                            Robert Norton (former officer) and Jane Aggers

10                   (g)    Severance Agreement between the Registrant and James                                    *
                            Monro, Jr. dated April 5, 1993                                                         ##

10                   (h)    Fabri-Centers of America, Inc. 1990 Employees Stock Option                              *
                            and Stock Appreciation Rights Plan as amended                                          ##




                                                        Exhibit Index
                                                         -continued-
    Official                                                                                                   Sequential
   Exhibit No.              Description                                                                         Page No.
-----------------           ----------------------------------------------------------------------           ---------------
       10            (i)    Credit Agreement dated as of September 30, 1994 among                                   @
                            Fabri-Centers of America, Inc. as borrower, the Banks which are Signatories thereto and Society National Bank, as Agent
       10            (j)    Restated Employment Agreement between Robert L. Norton                                 ***
                            (former officer) and Fabri-Centers of America, Inc., dated                             ##
                            April 22, 1994

       10            (k)    Fabri-Centers of America, Inc. 1996 Stock Option Plan for                              ###
                            Non-Employee Directors                                                                 ##
       11                   Computation of Earnings Per Share                                                      39
       21                   List of Subsidiaries                                                                   40
       23                   Consent of Independent Public Accountants                                              41
       24                   Directors and Officers Power of Attorney                                               42
       27                   Financial Data Schedule                                                                43


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

                   @     Incorporated by reference to an Exhibit in the Registrant's Form 8-K/A
                         No. 1 filed with the Commission on December 12, 1994.

                   # Incorporated by reference to an Exhibit in the Registrant's Form 10-Q for the quarter ended July 29,
                         1995 filed with Commission on September 11, 1995.

                   ##    Management contract or compensatory plan or arrangement.

                   ### Incorporated by reference to Exhibit A to the Registrant's Proxy Statement for its Annual Meeting held on June 12, 1996.