Form 10-Q
period 1997-05-03
FABRI CENTERS OF AMERICA INC
filed 1997-06-17
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

--------------------------------------------------------------------------------




   For the Quarter Ended May 3, 1997             Commission File No. 1-6695
---------------------------------------      -----------------------------------


                         FABRI-CENTERS OF AMERICA, INC.

--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                       34-0720629

--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          5555 Darrow Road

             Hudson, Ohio                                 44236
---------------------------------------     ------------------------------------
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

                Yes    X                 No
                    -------                 -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest, practicable date.

         Shares of Class A Common Stock outstanding at May 30, 1997:  9,190,317

         Shares of Class B Common Stock outstanding at May 30, 1997:  9,078,517

                             Sequential Page 1 of 31

FABRI-CENTERS OF AMERICA, INC.
Form 10-Q Index
For the quarter ended May 3, 1997
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements (Unaudited)                                      Page Numbers

                Consolidated Balance Sheets as of May 3, 1997 and February 1, 1997          3

                Consolidated Statements of Income for the Thirteen Weeks
                Ended May 3, 1997 and April 27, 1996                                        4

                Consolidated Statements of Cash Flows for the Thirteen Weeks
                Ended May 3, 1997 and April 27, 1996                                        5

                Notes to Consolidated Financial Statements                                6-7

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of OperationS                                                 8-9

PART II. OTHER INFORMATION

        Item 5. Other Events                                                              10

        Item 6. Exhibits and Reports on Form 8-K                                          10

Signatures                                                                                11

                          PART I FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                         MAY 3,      FEBRUARY 1,
                                                          1997          1997
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                          $  12,632      $  12,631
   Merchandise inventories                              295,231        296,104
   Prepaid expenses and other current assets             10,433          9,532
                                                      ---------      ---------
Total current assets                                    318,296        318,267
Property and equipment, at cost:
   Land                                                   1,709          1,709
   Buildings                                             24,498         23,905
   Furniture and fixtures                               111,511        108,684
   Leasehold improvements                                42,406         42,118
                                                      ---------      ---------
                                                        180,124        176,416
   Less accumulated depreciation and amortization        86,291         81,798
                                                      ---------      ---------
                                                         93,833         94,618

Mortgage receivable                                       7,064          7,136
Other assets                                              9,222          9,159
                                                      ---------      ---------
Total assets                                          $ 428,415      $ 429,180
                                                      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 107,587      $  99,458
   Accrued expenses                                      18,641         28,898
   Accrued income taxes                                   2,543         10,697
   Deferred income taxes                                  2,582          2,167
                                                      ---------      ---------
Total current liabilities                               131,353        141,220

Long-term debt                                           19,600         15,100
Convertible subordinated debentures                      56,983         56,983
Deferred income taxes                                    13,567         13,357
Other long-term liabilities                               3,469          3,110

Shareholders' equity:
   Common Stock:
     Class A                                                511            507
     Class B                                                507            503
   Additional paid-in capital                            78,075         76,614
   Other                                                 (1,368)        (1,248)
   Retained earnings                                    144,005        141,397
                                                      ---------      ---------
                                                        221,730        217,773
   Treasury stock, at cost                              (18,287)       (18,363)
                                                      ---------      ---------
   Total shareholders' equity                           203,443        199,410
                                                      ---------      ---------
Total liabilities and shareholders' equity            $ 428,415      $ 429,180
                                                      =========      =========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except per share data)


                                                     MAY 3,     APRIL 27,
THIRTEEN WEEKS ENDED                                  1997        1996
--------------------------------------------------------------------------------

Net sales                                           $218,826     $203,028
Costs and expenses:
   Cost of goods sold                                122,688      114,641
   Selling, general and administrative expenses       90,438       83,836
   Interest expense, net                               1,528        2,839
                                                    --------     --------
                                                     214,654      201,316
                                                    --------     --------

Earnings before income taxes                           4,172        1,712
Income tax provision                                   1,564          642
                                                    --------     --------
Net earnings                                        $  2,608     $  1,070
                                                    ========     ========

Net earnings per common share:

     Primary                                        $   0.14     $   0.06
                                                    ========     ========
     Assuming full dilution                         $   0.13     $   0.06
                                                    ========     ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                                                       MAY 3,       APRIL 27,
THIRTEEN WEEKS ENDED                                                                                   1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:
Net earnings                                                                                        $  2,608      $  1,070
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
   Cancellation of restricted stock awards                                                               (32)           --
   Depreciation and amortization and other noncash expenses                                            5,321         5,272
   Loss on disposal of fixed assets                                                                      144           292
   Deferred income taxes                                                                                 625           428
Working capital changes:
   Merchandise inventories                                                                               873        10,974
   Prepaid expenses and other current assets                                                            (901)          748
   Accounts payable                                                                                    8,129        (6,553)
   Accrued expenses                                                                                  (10,257)       (3,164)
   Accrued income taxes                                                                               (8,154)         (345)
                                                                                                    --------      --------
Net cash (used for) provided by operating activities                                                  (1,644)        8,722

Investing activities:
   Capital expenditures                                                                               (4,168)       (3,211)
   Mortgage receivable                                                                                    72            68
   Other, net                                                                                           (452)          318
                                                                                                    --------      --------
Net cash used for investing activities                                                                (4,548)       (2,825)

Financing activities:
   Proceeds from long-term debt                                                                        8,600        13,100
   Repayment of long-term debt                                                                        (4,100)      (11,400)
   Other long-term liabilities                                                                           359            10
   Proceeds from exercise of stock options                                                             1,122           634
   Issuance of treasury shares                                                                           212            --
   Purchase of common stock                                                                               --        (9,009)
                                                                                                    --------      --------
Net cash provided by (used for) financing activities                                                   6,193        (6,665)

Net increase (decrease) in cash                                                                            1          (768)
Cash and cash equivalents at beginning of period                                                      12,631        11,552
                                                                                                    --------      --------
Cash and cash equivalents at end of period                                                          $ 12,632      $ 10,784
                                                                                                    ========      ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                                       $  2,195      $  3,490
     Income taxes                                                                                      9,093           560

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
May 3, 1997, February 1, 1997 and April 27, 1996


Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures, herein, are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes, thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (fiscal 1997).

The Company's business is seasonal, therefore, earnings or losses for a particular interim period are not necessarily indicitive of full year results.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods.


Note 2 - Earnings Per Share

Primary earnings per common share and earnings per common share assuming full dilution equal net earnings divided by the weighted average number of common shares outstanding, after giving effect for the assumed exercise of dilutive stock options under the treasury stock method. The Company's 6 1/4% Convertible Subordinated Debentures are considered a common share equivalent in calculating earnings per common share assuming full dilution; however, they are not included in the earnings per common share calculation assuming full dilution, because the effect of conversion is anti-dilutive.

The following table presents information necessary to calculate primary earnings per common share and earnings per common share assuming full dilution for the periods presented:


                                                         MAY 3,      APRIL 27,
THIRTEEN WEEKS ENDED                                      1997          1996
--------------------------------------------------------------------------------
Common shares outstanding-primary:
   Weighted average shares outstanding                18,024,303     18,268,965
   Share equivalents - stock options                   1,207,417        541,043
                                                      ----------     ----------
                                                      19,231,720     18,810,008
                                                      ==========     ==========
Common shares outstanding-assuming full dilution:
   Weighted average shares outstanding                18,024,303     18,268,965
   Share equivalents - stock options                   1,456,162        561,575
                                                      ----------     ----------
                                                      19,480,465     18,830,540
                                                      ==========     ==========

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in March 1997, which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of fiscal 1998.

The Company's pro forma earnings per common share that would have been reported had the new standard been previously in effect are as follows:


                                                      MAY 3,  APRIL 27,
THIRTEEN WEEKS ENDED                                   1997     1996
--------------------------------------------------------------------------------
Basic earnings per common share                        0.14     0.06
Diluted earnings per common share                      0.14     0.06


Note 3 - Amendment to Revolving Credit Facility

The Company amended its unsecured $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks on June 2, 1997. The amendment extends the expiration date of the Credit Facility to May 31, 2001. The Company pays a facility fee on the revolving commitment amount which as a result of the amendment now ranges from .10% to .375%, based on the achievement of certain financial covenants. Under the amendment, the Company no longer pays a commitment fee on the unused portion of the Credit Facility. Interest on borrowings under the Credit Facility is payable at an applicable margin over prime, federal funds or LIBOR rates. The applicable margin has been amended and now ranges between .25% and 1.00%, based on the achievement of certain financial covenants.

The amended Credit Facility contains financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as require the Company to maintain a minimum tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. As a result of the amendment, certain financial covenants were eliminated.


Note 4 - Convertible Subordinated Debentures

On May 20, 1997, the Company announced that its Board of Directors authorized the redemption on June 30, 1997 of all outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of 101.785 percent of principal, and payment of accrued interest to the date of redemption. The redemption will be funded through the use of the Company's long-term credit facilities. The Company estimates that it will incur a second quarter extraordinary charge of approximately $1,200,000 or $0.06 per share, net of taxes, upon redemption of all debentures.

Each $1,000 principal amount of debentures is convertible into an aggregate of approximately 20.513 Class A Common Shares and 20.513 Class B Common Shares (at a conversion price of $24.375 per share). Debentures not converted by June 30, 1997 will be redeemed at the stated premium.


Note 5 - Capital Stock

During the first quarter of fiscal year 1997, the Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market. The aggregate purchase price of these shares was approximately $9,000,000 which was funded through the Company's revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED MAY 3, 1997 VS. APRIL 27, 1996

      Net sales for the first quarter of fiscal 1998 increased 8 percent, or $15,798,000, compared to the first quarter of fiscal 1997. The sales growth was well-distributed across all product lines, in both Jo-Ann Fabrics and Crafts stores as well as Cloth World stores. Comparable store sales increased 7 percent for the first quarter of fiscal 1998 over the same quarter a year earlier.

      Gross profit increased $7,751,000 in the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997. As a percentage of net sales, fiscal 1998 first quarter gross profit was 43.9 percent, an increase of 0.4 percentage points from the same quarter a year earlier. The improvement in the gross profit margin percentage resulted from smaller markdowns on seasonal merchandise as there was less clearance and carryover inventory during the first quarter of fiscal 1998 when compared to the same quarter a year earlier.

      Selling, general and administrative expenses as a percentage of net sales were 41.3 percent for both the first quarter of fiscal 1998 and 1997. As a percent of sales, increases in advertising and information systems development expenses were offset by declines in distribution service center costs and store level operating expenses.

      The Company's effective income tax rate was 37.5 percent for the first quarter of fiscal 1998 and 1997.

      Net earnings for the first quarter of fiscal 1998 were $2,608,000 or $0.14 per share, compared to net earnings of $1,070,000, or $0.06 per share, for the same quarter a year earlier.

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


LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $186,943,000 at May 3, 1997, an increase of $9,896,000 from the end of the prior fiscal year. The ratio of current assets to current liabilities was 2.4:1 at May 3, 1997 and 2.3:1 at February 1, 1997.

      The Company used $1,644,000 of cash for operating activities in the first quarter of fiscal 1998 compared to generating $8,722,000 of cash from operating activities in the first quarter of the prior year. During the first quarter of fiscal 1998, cash used for operating activities included $9,093,000 in income tax payments and a $3,280,000 payment to settle a Securities and Exchange Commission enforcement proceeding. The cost of the Securities and Exchange Commission settlement was recognized in the fourth quarter of fiscal 1997.

      Capital expenditures were $4,168,000 for the first quarter of fiscal 1998 as compared to $3,211,000 for the same period of fiscal 1997. For the full year of fiscal 1998, capital expenditures are expected to be approximately $30,000,000 as compared to $13,191,000 in the prior year. The higher level of anticipated capital expenditures is related to an increase in planned store openings when compared to the prior year. The Company plans to open 65 to 70 new stores (including six Jo-Ann etc formats) and close 75 to 80 stores during fiscal 1998.

      The Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market at an aggregate purchase price of approximately $9,000,000 during the first quarter of fiscal 1997. The remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

      On May 20, 1997, the Company announced that its Board of Directors authorized the redemption on June 30, 1997 of all outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of 101.785 percent of principal, and payment of accrued interest to the date of redemption. The redemption will be funded through the use of the Company's long-term credit facilities. The Company estimates that it will incur a second quarter extraordinary charge of $1,200,000 or $0.06 per share, net of taxes, upon redemption of all debentures.

      Each $1,000 principal amount of debentures is convertible into an aggregate of approximately 20.513 Class A Common Shares and 20.513 Class B Common Shares (at a conversion price of $24.375 per share). Debentures not converted by June 30, 1997 will be redeemed at the stated premium.

      The Company amended its $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks on June 2, 1997. The amendment extended the expiration of the Credit Facility to May 31, 2001 and made various changes to simplify the administration and to clarify certain terms of the Credit Facility. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under the Credit Facility and other lines of credit. As of May 3, 1997, the Company had borrowings of $19,600,000 under the Credit Facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs, to fund the redemption of the Debentures and to fund its capital expenditures for fiscal 1998.

      During the first quarter of fiscal 1998, the Company opened 11 larger stores and closed 12 smaller or under-performing stores. As of May 3, 1997, the Company operated 913 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts, Cloth Worlds, New York Fabrics and Crafts and Jo-Ann etc.


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

                            PART II OTHER INFORMATION



Item 5. OTHER EVENTS
        ------------

          REDEMPTION OF 6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

          On May 20, 1997, the Company announced that its Board of Directors authorized the redemption on June 30, 1997 of all outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of
          101.785 percent of principal, and payment of accrued interest to the date of redemption. The redemption will be funded through the use of the Company's long-term credit facilities. The Company estimates that it will incur a second quarter extraordinary charge of $1,200,000 or $0.06 per share, net of taxes, upon redemption of all debentures.

          Each $1,000 principal amount of debentures is convertible into an aggregate of approximately 20.513 Class A Common Shares and 20.513 Class B Common Shares (at a conversion price of $24.375 per share). Debentures not converted by June 30, 1997 will be redeemed at the stated premium.

          AMENDMENT TO REVOLVING CREDIT FACILITY

          The Company amended its $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks on June 2, 1997. See
          Note 3 of Notes to Consolidated Financial Statements for further discussion.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

          a)   EXHIBITS
               --------

               See the Exhibit Index at sequential page 12 of this report.

          b)   REPORTS ON FORM 8-K
               -------------------

               The Company filed a report on Form 8-K dated February 18, 1997. Under Item 5 ("Other Events"), the Company reported its settlement with the Securities and Exchange Commission ("SEC") of allegations in connection with a previously reported SEC investigation.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.




                                            FABRI-CENTERS OF AMERICA, INC.



DATE:  June 17, 1997             /s/ Alan Rosskamm
                                    -----------------------------
                                 By: Alan Rosskamm
                                     Chairman, President and
                                     Chief Executive Officer


                                 /s/   Samuel R. Gaston
                                    -----------------------------
                                 By:   Samuel R. Gaston
                                       Executive Vice President and
                                       Chief Financial Officer


                                  /s/  Robert R. Gerber
                                    -----------------------------
                                  By:  Robert R. Gerber
                                       Senior Vice President, Controller and
                                       Chief Accounting Officer

                         FABRI-CENTERS OF AMERICA, INC.

                         FORM 10-Q FOR THE THIRTEEN WEEK
                            PERIOD ENDED MAY 3, 1997

                                  EXHIBIT INDEX



                                                                                                     Sequential
     EXHIBIT NO.                                           Description                                Page No.
----------------------            ----------------------------------------------------           ----------------------

          10                      Amendment No. 1 effective June 2, 1997 to the Credit                   13
                                  Agreement dated as of September 30, 1994 among
                                  Fabri-Centers of America, Inc., as Borrower,
                                  the Banks named therein and Key Bank National
                                  Association (as successor by merger to Society
                                  National Bank), as Agent for the banks under
                                  the credit agreement.

          11                      Computation of Earnings per Common Share                               31

          27                      Financial Data Schedule