Form 10-Q
period 1997-08-02
FABRI CENTERS OF AMERICA INC
filed 1997-09-16
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------




 For the Quarter Ended August 2, 1997            Commission File No. 1-6695
--------------------------------------       -----------------------------------


                         FABRI-CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                      34-0720629
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          5555 Darrow Road
             Hudson, Ohio                                 44236
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

          (216) 656 - 2600
-------------------------------------
   (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X            No
                             -----------          -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Class A Common Stock outstanding at August 29, 1997:   9,265,935

     Shares of Class B Common Stock outstanding at August 29, 1997:   9,171,289

FABRI-CENTERS OF AMERICA, INC.
Form 10-Q Index
For the quarter ended August 2, 1997
--------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION:                                                                         PAGE NUMBERS

         Item 1     Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of August 2, 1997 and February 1, 1997                     3

                    Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks
                    Ended August 2, 1997 and July 27, 1996                                                    4

                    Consolidated Statements of Cash Flows for the Twenty-Six Weeks
                    Ended August 2, 1997 and July 27, 1996                                                    5

                    Notes to Consolidated Financial Statements                                               6-8

         Item 2     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                9-11

PART II. OTHER INFORMATION

         Item 4     Submission of Matters to a Vote of Security Holders                                       12

         Item 5     Other Events                                                                              12

         Item 6     Exhibits and Reports on Form 8-K                                                          12

         Signatures                                                                                           13


                                                 PART I   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                    August 2,       February 1,
                                                                      1997             1997
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $       12,603      $       12,631
   Merchandise inventories                                             315,377             296,104
   Prepaid expenses and other current assets                             9,769               9,532
   Deferred income taxes                                                 1,214                --
                                                                --------------      --------------
Total current assets                                                   338,963             318,267
Property and equipment, at cost:
   Land                                                                  1,676               1,709
   Buildings                                                            24,917              23,905
   Furniture and fixtures                                              116,308             108,684
   Leasehold improvements                                               43,970              42,118
                                                                --------------      --------------
                                                                       186,871             176,416
   Less accumulated depreciation and amortization                       90,282              81,798
                                                                --------------      --------------
                                                                        96,589              94,618
Mortgage receivable                                                      7,002               7,136
Other assets                                                             9,821               9,159
                                                                --------------      --------------
Total assets                                                    $      452,375      $      429,180
                                                                ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $      119,697      $       99,458
   Accrued expenses                                                     20,477              28,898
   Accrued income taxes                                                   --                10,697
   Deferred income taxes                                                  --                 2,167
                                                                --------------      --------------
Total current liabilities                                              140,174             141,220
Long-term debt                                                          90,500              15,100
Convertible subordinated debentures                                       --                56,983
Deferred income taxes                                                   13,768              13,357
Other long-term liabilities                                              3,667               3,110
Shareholders' equity:
   Common Stock:
     Class A                                                               518                 507
     Class B                                                               515                 503
   Additional paid-in capital                                           81,177              76,614
   Other                                                                (1,574)             (1,248)
   Retained earnings                                                   141,866             141,397
                                                                --------------      --------------
                                                                       222,502             217,773
   Treasury stock, at cost                                             (18,236)            (18,363)
                                                                --------------      --------------
Total shareholders' equity                                             204,266             199,410
                                                                --------------      --------------
Total liabilities and shareholders' equity                      $      452,375      $      429,180
                                                                ==============      ==============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except per share data)


                                                             Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                      ----------------------------------   -----------------------------------
                                                          August 2,          July 27,           August 2,           July 27,
                                                            1997               1996               1997                1996
------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $    197,474        $    188,865        $    416,300        $    391,893
Costs and expenses:
   Cost of goods sold                                      109,218             106,764             231,906             221,405
   Selling, general and administrative expenses             88,239              83,025             178,677             166,861
   Interest expense, net                                     1,621               2,941               3,149               5,780
                                                      ------------        ------------        ------------        ------------
                                                           199,078             192,730             413,732             394,046
                                                      ------------        ------------        ------------        ------------
Earnings (loss) before income taxes                         (1,604)             (3,865)              2,568              (2,153)
Income taxes                                                  (601)             (1,449)                963                (807)
                                                      ------------        ------------        ------------        ------------
Net earnings (loss) before extraordinary item               (1,003)             (2,416)              1,605              (1,346)

Extraordinary loss on debt prepayment, net of
   tax benefit of $682                                      (1,136)               --                (1,136)               --
                                                      ------------        ------------        ------------        ------------
Net earnings (loss)                                   $     (2,139)       $     (2,416)       $        469        $     (1,346)
                                                      ============        ============        ============        ============

Net earnings (loss) before extraordinary item
   per common share--primary                          $      (0.05)       $      (0.13)       $       0.08        $      (0.07)

Extraordinary loss on debt prepayment per
   common share--primary                                     (0.06)               --                 (0.06)               --
                                                      ------------        ------------        ------------        ------------
Net earnings (loss) per common share--primary         $      (0.11)       $      (0.13)       $       0.02        $      (0.07)
                                                      ============        ============        ============        ============

Net earnings (loss) per common
   share--assuming full dilution                      $      (0.11)       $      (0.13)       $       0.02        $      (0.07)
                                                      ============        ============        ============        ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                                         August 2,           July 27,
Twenty-Six Weeks Ended                                                                     1997                1996
------------------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net earnings (loss)                                                              $          469      $     (1,346)
   Extraordinary loss on debt prepayment                                                     1,136              --
                                                                                    --------------      ------------
   Net earnings (loss) before extraordinary item                                             1,605            (1,346)

   Adjustments to reconcile net earnings (less) to net cash (used for) provided by operating activities:
     Cancellation of restricted stock awards                                                   (77)             --
     Depreciation, amortization and other non-cash expenses                                 10,572            10,557
     Loss on disposal of fixed assets                                                          117               323
     Deferred income taxes                                                                  (2,288)           (1,945)
   Working capital changes:
     Merchandise inventories                                                               (19,273)           (4,298)
     Prepaid expenses and other current assets                                                (237)            2,106
     Accounts payable                                                                       20,239             7,050
     Accrued expenses                                                                       (8,421)           (1,939)
     Accrued income taxes                                                                  (10,697)             (370)
                                                                                    --------------      ------------
Net cash (used for) provided by operating activities                                        (8,460)           10,138

Investing activities:
     Capital expenditures                                                                  (12,083)           (6,268)
     Mortgage receivable                                                                       134               137
     Other, net                                                                             (1,002)              140
                                                                                    --------------      ------------
Net cash used for investing activities                                                     (12,951)           (5,991)

Financing activities:
     Proceeds from long-term debt                                                           76,900            13,100
     Repayment of long-term debt                                                            (1,500)          (13,600)
     Redemption of convertible subordinated debentures                                     (56,983)             --
     Debt prepayment premium and issuance costs                                             (1,818)             --
     Other long-term liabilities                                                               557                47
     Issuance of common stock upon conversion of debentures                                  1,061              --
     Proceeds from exercise of stock options                                                 2,757               963
     Issuance of treasury shares                                                               409              --
     Purchase of common stock                                                                 --              (9,008)
                                                                                    --------------      ------------
Net cash provided by (used for) financing activities                                        21,383            (8,498)
Net decrease in cash                                                                           (28)           (4,351)
Cash and cash equivalents at beginning of period                                            12,631            11,552
                                                                                    --------------      ------------
Cash and cash equivalents at end of period                                          $       12,603      $      7,201
                                                                                    ==============      ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                                       $        4,306      $      5,199
     Income taxes                                                                   $       13,948      $      1,508

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
August 2, 1997, February 1, 1997 and July 27, 1996


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

          The Company's business is seasonal, therefore, earnings or losses for a particular interim period are not necessarily indicative of full year results. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods.

     2.   Earnings Per Share

          Primary earnings per common share and earnings per common share assuming full dilution equal net earnings divided by the weighted average number of common shares outstanding, after giving effect for the assumed exercise of dilutive stock options under the treasury stock method. The Company's 6 1/4% Convertible Subordinated Debentures, which were redeemed on June 30, 1997, are considered a common share equivalent in calculating earnings per common share assuming full dilution; however, they are not included in the earnings per common share calculation assuming full dilution, because the effect of conversion is anti-dilutive.

          The following table presents information necessary to calculate primary earnings per common share and earnings per common share assuming full dilution for the periods presented:

                                                           Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                      ------------------------------          ------------------------------
                                                      August 2,             July 27,           August 2,           July 27,
                                                        1997                  1996               1997                1996
                                                      ----------          ----------          ----------          ----------
          Common shares outstanding-primary:

            Weighted average shares outstanding       18,336,452          17,775,272          18,180,378          18,022,119

            Share equivalents--stock options           1,371,273             642,710           1,289,344             591,876
                                                      ----------          ----------          ----------          ----------
                                                      19,707,725          18,417,982          19,469,722          18,613,995
                                                      ==========          ==========          ==========          ==========
          Common shares outstanding-assuming full
            dilution:
            Weighted average shares outstanding       18,336,452          17,775,272          18,180,378          18,022,119

            Share equivalents--stock options           1,404,443             670,868           1,344,700             670,868
                                                      ----------          ----------          ----------          ----------
                                                      19,740,895          18,446,140          19,525,078          18,692,987
                                                      ==========          ==========          ==========          ==========

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in March 1997, which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of Fiscal 1998.

          The Company's pro forma earnings per common share that would have been reported had the new standard been previously in effect are as follows:

                                                           Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                                     --------------------------------------     -----------------------------------
                                                          August 2,           July 27,              August 2,           July 27,
                                                            1997                1996                  1997               1996
                                                     -----------------     ----------------     -----------------     -------------
          Basic (loss) earnings per common share           (0.12)              (0.14)                 0.03               (0.07)

          Diluted (loss) earnings per common share         (0.12)              (0.14)                 0.02               (0.07)


     3.   Amendment to Revolving Credit Facility

          The Company amended, on June 2, 1997, its unsecured $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks. The amended Credit Facility expires on May 31, 2001. The Company pays a facility fee on the revolving commitment amount which as a result of the amendment now ranges from .10% to .375%, based on the achievement of certain financial covenants. Under the amendment, the Company no longer pays a commitment fee on the unused portion of the Credit Facility. Interest on borrowings under the Credit Facility is payable at an applicable margin over prime, federal funds or LIBOR rates. The applicable margin has been amended and now ranges between .25% and 1.00%, based on the achievement of certain financial covenants.

          The amended Credit Facility contains financial covenants which limit the Company's capital expenditures and defined leverage ratio, as well as require the Company to maintain a minimum tangible net worth, fixed charge coverage ratio and current funded indebtedness ratio. As a result of the amendment, certain financial covenants were eliminated.

     4.   Convertible Subordinated Debentures

          On May 20, 1997, the Company announced that its Board of Directors authorized the redemption on June 30, 1997 of all outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of
          101.785 percent of principal, and payment of accrued interest to the date of redemption. The debenture holders had the option up to the date of redemption to convert their debentures into common shares at a conversion price of 24.375 per share, or to accept redemption at the stated premium.

          Of the $56,983,000 of debentures outstanding on the date of the announcement of the redemption, $1,076,000 were converted, resulting in the issuance of 22,062 Class A and 22,062 Class B Common Shares. The remaining $55,907,000 of debentures were redeemed at the premium of 101.785 percent of principal. As a result of this transaction, the Company recorded an extraordinary loss, net of taxes, of $1,136,000, or $0.06 per share, consisting of the redemption premium, unamortized debenture issuance costs and other related expenses.

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

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED AUGUST 2, 1997 VS. JULY 27, 1996

     Net sales for the second quarter of fiscal 1998 increased 5 percent, or $8,609,000, compared to the second quarter of fiscal 1997. The sales growth continues to be well-distributed across all product lines, with certain product lines experiencing less rapid growth than in the second quarter of the prior year. Comparable store sales increased 3 percent for the second quarter of fiscal 1998 over the same quarter a year earlier in which comparable store sales increased 9 percent.

     Gross profit increased $6,155,000 in the second quarter of fiscal 1998 compared to the same quarter of fiscal 1997. As a percentage of net sales, fiscal 1998 second quarter gross profit was 44.7 percent, an increase of 1.2 percentage points from the same quarter a year earlier. The improvement in gross profit margin percentage resulted from smaller markdowns on seasonal merchandise as there was less clearance and carryover inventory during the second quarter of fiscal 1998 when compared to the same quarter a year earlier.

     Selling, general and administrative expenses as a percentage of net sales were 44.7 percent for the second quarter of fiscal 1998, an increase of 0.7 percentage points from the same quarter a year earlier. The increase, as a percent of sales, consisted primarily of higher store level payroll, occupancy, and corporate office expenses. The impact of an increase in hourly wage rates (resulting principally from the change in federal minimum hourly wage) was partially offset by improvements in store level payroll productivity.

     The Company's effective income tax rate was 37.5 percent for the second quarter of fiscal 1998 and fiscal 1997.

     The Company incurred a net loss for the second quarter of fiscal 1998, before an extraordinary loss, of $1,003,000, or $0.05 per share, compared to a net loss of $2,416,000, or $0.13 per share, for the same quarter a year earlier.

     During the second quarter of fiscal 1998, the Company incurred an extraordinary loss of $1,136,000, or $0.06 per share related to the early redemption of the 6 1/4% Convertible Subordinated Debentures due March 1, 2002. The redemption was funded through the use of the Company's long-term credit facilities. 22,062 Class A and 22,062 Class B Common Shares were issued to holders of $1,076,000 par value of debentures who exercised their conversion rights.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 VS. JULY 27, 1996

     Net sales for the first half of fiscal 1998 increased 6 percent, or $24,407,000, compared to the first half of fiscal 1997. The sales growth was well-distributed across all product lines, in both the Jo-Ann Fabrics and Crafts stores as well as Cloth World stores. Comparable store sales increased 5 percent in the first half of fiscal 1998 over the same period a year earlier in which comparable store sales increased 8 percent.

     Gross profit increased $13,906,000 in the first half of fiscal 1998 compared to the same period of fiscal 1997. As a percentage of net sales, fiscal 1998 first half gross profit was 44.3 percent, an increase of 0.8 percentage points from the same period a year earlier. The improvement in gross profit margin percentage resulted from smaller markdowns on seasonal merchandise as there was less clearance and carryover inventory during the first half of fiscal 1998 when compared to the same period a year earlier.

     Selling, general and administrative expenses as a percentage of net sales were 42.9 percent in the first half of fiscal 1998, an increase of 0.3 percentage points from the same period a year earlier. The increase, as a percent of sales, consisted primarily of higher store level payroll and occupancy expenses.

     The Company's effective income tax rate was 37.5 percent for the first half of fiscal 1998 and fiscal 1997.

     Net earnings for the first half of fiscal 1998, before an extraordinary loss, were $1,605,000, or $0.08 per share, compared to a net loss of $1,346,000, or $0.07 per share, for the same period a year earlier, a $0.15 per share improvement.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $198,789,000 at the end of the first half of fiscal 1998, a decrease of $28,945,000 from one year ago, as inventory was reduced by $26,895,000. Long-term debt to total capitalization improved to 31 percent at August 2, 1997 from 47 percent at July 27, 1996, as debt declined by $64,483,000.

     The Company used $8,460,000 of cash for operating activities in the first half of fiscal 1998 compared to generating $10,138,000 of cash from operating activities in the first half of the prior year. During the first half of fiscal 1998, cash used for operating activities included $13,948,000 of income tax payments and a $3,280,000 payment to settle a Securities and Exchange Commission enforcement proceeding. The cost of the Securities and Exchange Commission settlement was recognized in the fourth quarter of fiscal 1997.

     Capital expenditures were $12,083,000 for the first half of fiscal 1998 as compared to $6,268,000 for the same period of fiscal 1997. For the full year of fiscal 1998, capital expenditures are expected to be approximately $40,000,000 as compared to $13,191,000 in the prior year. The higher level of anticipated fiscal 1998 capital expenditures over fiscal 1997 is principally related to an increase in planned store openings when compared to the prior year. Expected capital expenditures for fiscal 1998 were increased $10,000,000 over previously disclosed expectations to include additional store openings in early fiscal 1999, additional improvements to the distribution service center and one additional Jo-Ann etc store in fiscal 1998. The Company plans to open 60 to 65 new stores and close 65 to 70 smaller stores during fiscal 1998. The planned openings include seven Jo-Ann etc stores, a new 45,000 square foot megastore format.

     During the first quarter of fiscal 1997, the Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market at an aggregate purchase price of approximately $9,000,000. As of August 2, 1997, the remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

     The Company amended, on June 2, 1997, its $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks. The amendment extended the expiration to May 31, 2001 and made various changes to simplify the administration and to clarify certain terms of the Credit Facility. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under the Credit Facility and other lines of credit. As of August 2, 1997, the Company had borrowings of $90,500,000 under the Credit Facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and to fund its capital expenditures for fiscal 1998.

     During the first half of fiscal 1998, the Company opened 24 stores and closed 30 smaller or under-performing stores. The openings include two Jo-Ann etc stores, bringing the total of these stores opened to three. As of August 2, 1997, the Company operated 908 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts, Cloth World, New York Fabrics and Crafts and Jo-Ann etc.

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

                                                      PART II OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) An Annual Meeting of Shareholders of Fabri-Centers of America, Inc. was held June 5, 1997 for the purpose of electing three members to the class whose three-year term of office expires in 2000.

          b) Alan Rosskamm, Scott Cowen and Gregg Searle were elected to the Board of Directors in the class whose term of office expires in 2000. Betty Rosskamm and Frank Newman continued as Directors in the class whose term of office expires in 1999, and Alma Zimmerman and Ira Gumberg continued as Directors in the class whose term of office expires in 1998. Samuel Krasney, whose term of office was to expire in 1999, resigned from the Board of Directors and his position remains vacant.

          c) The nominees for Directors as listed in the proxy statement were elected with the following vote:

                   Nominee                          Votes For            Votes Withheld
               ----------------                 ----------------         --------------
                Alan Rosskamm                       8,054,972                 4,486
                Scott Cowen                         8,054,995                 4,463
                Gregg Searle                        8,054,995                 4,463

Item 5.   OTHER EVENTS

          On September 15, 1997, Samuel R. Gaston announced his resignation as Chief Financial Officer effective October 7, 1997. Mr. Gaston is leaving the Company to attend to family issues.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               See the Exhibit Index on page 14 of this report.

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the 13-week period ended August 2, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FABRI-CENTERS OF AMERICA, INC.


DATE:  September  16, 1997             /s/      Alan Rosskamm
                                       --------------------------------------------------------------
                                       BY:      Alan Rosskamm
                                                Chairman, President and Chief Executive Officer

                                       /s/      Samuel R. Gaston
                                       --------------------------------------------------------------
                                       BY:      Samuel R. Gaston
                                                Executive Vice President and Chief Financial Officer

                                       /s/      Robert R. Gerber
                                       --------------------------------------------------------------
                                       BY:      Robert R. Gerber
                                                Senior Vice President, Controller and
                                                Chief Accounting Officer

                         FABRI-CENTERS OF AMERICA, INC.

                 FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEK
                          PERIODS ENDED AUGUST 2, 1997

                                  EXHIBIT INDEX

                                                                                                                Sequential
      EXHIBIT NO.                                       Description                                              Page No.
----------------------            --------------------------------------------------------------           ----------------------

         11                       Statement re Computation of Earnings per Common                                   15
                                  Share