Form 10-Q
period 1997-11-01
FABRI CENTERS OF AMERICA INC
filed 1997-12-15
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------


                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------




 For the Quarter Ended November 1,1997             Commission File No. 1-6695
-----------------------------------------          ---------------------------


                         FABRI-CENTERS OF AMERICA, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Ohio                                          34-0720629
------------------------------------     --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        5555 Darrow Road
          Hudson, Ohio                                          44236
------------------------------------     --------------------------------------
(Address of principal executive offices)                      (Zip Code)

      (330) 656 - 2600
------------------------------------
(Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                               No
             ------                               -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Shares of Class A Common Stock outstanding at November 28, 1997: 9,365,871

   Shares of Class B Common Stock outstanding at November 28, 1997: 9,255,107

FABRI-CENTERS OF AMERICA, INC.
Form 10-Q Index
For the quarter ended November 1, 1997
-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION:                                                        Page Numbers
        Item 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets as of November 1, 1997 and February 1, 1997        3

                Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks
                Ended November 1, 1997 and October 26, 1996                                    4

                Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                Ended November 1, 1997 and October 26, 1996                                    5

                Notes to Consolidated Financial Statements                                    6-8

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                    9-11

PART II. OTHER INFORMATION

        Item 5. Other Events                                                                   12

        Item 6. Exhibits and Reports on Form 8-K                                               12

        Signatures                                                                             13

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)

                                                                           November 1,     February 1,
                                                                               1997            1997
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  19,480     $  12,631
   Merchandise inventories                                                      327,700       296,104
   Prepaid expenses and other current assets                                     11,843         9,532
                                                                              ---------     ---------
Total current assets                                                            359,023       318,267
Property and equipment, at cost:
   Land                                                                           1,792         1,709
   Buildings                                                                     26,902        23,905
   Furniture and fixtures                                                       123,205       108,684
   Leasehold improvements                                                        48,026        42,118
                                                                              ---------     ---------
                                                                                199,925       176,416
   Less accumulated depreciation and amortization                                94,368        81,798
                                                                              ---------     ---------
                                                                                105,557        94,618
Mortgage receivable                                                               6,939         7,136
Other assets                                                                      9,484         9,159
                                                                              ---------     ---------
Total assets                                                                  $ 481,003     $ 429,180
                                                                              =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 134,159     $  99,458
   Accrued expenses                                                              21,421        28,898
   Accrued income taxes                                                             489        10,697
   Deferred income taxes                                                          3,469         2,167
                                                                              ---------     ---------
Total current liabilities                                                       159,538       141,220
Long-term debt                                                                   88,500        15,100
Convertible subordinated debentures                                                 ---        56,983
Deferred income taxes                                                            13,886        13,357
Other long-term liabilities                                                       3,795         3,110
Shareholders' equity:
   Common Stock:
     Class A                                                                        521           507
     Class B                                                                        519           503
   Additional paid-in capital                                                    82,511        76,614
   Other                                                                         (1,238)       (1,248)
   Retained earnings                                                            151,166       141,397
                                                                              ---------     ---------
                                                                                233,479       217,773
   Treasury stock, at cost                                                      (18,195)      (18,363)
                                                                              ---------     ---------
Total shareholders' equity                                                      215,284       199,410
                                                                              ---------     ---------
Total liabilities and shareholders' equity                                    $ 481,003     $ 429,180
                                                                              =========     =========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars, except per share data)


                                                                 Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                                  -------------------               ------------------------
                                                              November 1,       October 26,        November 1,    October 26,
                                                                  1997            1996                 1997           1996
------------------------------------------------------------------------------------------------------------------------------


Net sales                                                   $    247,180      $   229,587         $   663,480     $   621,480

Costs and expenses:
     Cost of goods sold                                          132,611          125,517             364,517         346,922
     Selling, general and administrative expenses                 97,899           88,502             276,576         255,363
     Interest expense, net                                         1,789            2,831               4,938           8,611
                                                            ------------      -----------         -----------     -----------
                                                                 232,299          216,850             646,031         610,896
                                                            ------------      -----------         -----------     -----------
Earnings before income taxes                                      14,881           12,737              17,449          10,584
Income taxes                                                       5,581            4,776               6,544           3,969
                                                            ------------      -----------         -----------     -----------
Net earnings before extraordinary item                             9,300            7,961              10,905           6,615

Extraordinary loss on debt prepayment, net of
     tax benefit of $682                                             ---              ---              (1,136)           ---
                                                            ------------      -----------         -----------     -----------
Net earnings                                                $      9,300      $     7,961         $     9,769     $     6,615
                                                            ============      ===========         ===========     ===========

Net earnings per common share:
     Before extraordinary item                              $       0.47      $      0.43         $      0.56     $      0.36
     Extraordinary loss on debt prepayment                           ---              ---               (0.06)            ---
                                                            ------------      -----------         -----------     -----------
Net earnings per common share                               $       0.47      $      0.43         $      0.50     $      0.36
                                                            ============      ===========         ===========     ===========

Net earnings per common share--assuming full dilution       $       0.47      $      0.41         $      0.50     $      0.36
                                                            ============      ===========         ===========     ===========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Thousands of dollars)


                                                                 November 1,  October 26,
Thirty-Nine Weeks Ended                                             1997         1996
---------------------------------------------------------------------------------------
Operating activities:
     Net earnings                                                $  9,769     $  6,615
     Extraordinary loss on debt prepayment                          1,136          ---
                                                                 --------     --------
     Net earnings before extraordinary item                        10,905        6,615

     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Cancellation of restricted stock awards                       (148)         (65)
       Depreciation, amortization and other non-cash expenses      15,919       15,803
       Loss on disposal of fixed assets                               461          453
       Deferred income taxes                                        2,024        1,179
     Working capital changes:
       Merchandise inventories                                    (31,596)     (17,410)
       Prepaid expenses and other current assets                   (2,311)       2,331
       Accounts payable                                            34,701       30,538
       Accrued expenses                                            (7,477)         597
       Accrued income taxes                                        (9,719)         291
                                                                 --------     --------
Net cash provided by operating activities                          12,759       40,332
Investing activities:
       Capital expenditures                                       (26,299)      (9,241)
       Mortgage receivable                                            197          207
       Other, net                                                    (986)         142
                                                                 --------     --------
Net cash used for investing activities                            (27,088)      (8,892)
Financing activities:
       Proceeds from long-term debt                                87,300       13,100
       Repayment of long-term debt                                (13,900)     (31,700)
       Redemption of convertible subordinated debentures          (56,983)         ---
       Debt prepayment premium and issuance costs                  (1,818)         ---
       Other long-term liabilities                                    685          115
       Issuance of common stock upon conversion of debentures       1,061          ---
       Proceeds from exercise of stock options                      4,221        1,166
       Issuance of treasury shares                                    634          ---
       Purchase of common stock                                       (22)      (9,009)
                                                                 --------     --------
Net cash provided by (used for) financing activities               21,178      (26,328)
Net increase in cash                                                6,849        5,112
Cash and cash equivalents at beginning of period                   12,631       11,552
                                                                 --------     --------
Cash and cash equivalents at end of period                       $ 19,480     $ 16,664
                                                                 ========     ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                  $  5,870     $  8,887
       Income taxes                                              $ 14,229     $  2,499

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
November 1, 1997, February 1, 1997 and October 26, 1996


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


       2.      Earnings Per Share

               Primary earnings per common share and earnings per common share assuming full dilution equal net earnings divided by the weighted average number of common shares outstanding, after giving effect for the assumed exercise of dilutive stock options under the treasury stock method. The Company's 6 1/4% Convertible Subordinated Debentures, which were redeemed on June 30, 1997, are considered a common share equivalent in calculating earnings per common share assuming full dilution, unless the effect of conversion is anti-dilutive.

The following table presents information necessary to calculate primary earnings per common share and earnings per common share assuming full dilution for the periods presented:


                                                           Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                  --------------------------------------  -- --------------------------------------
                                                     November 1,          October 26,           November 1,          October 26,
                                                        1997                  1996                 1997                  1996
                                                  -----------------     ----------------     -----------------     ----------------
Common shares outstanding-primary:
       Weighted average shares outstanding               18,511,034           17,812,547            18,290,597           17,952,262
       Share equivalents--stock options                   1,249,101              705,578             1,275,930              629,777
                                                  -----------------     ----------------     -----------------     ----------------
                                                         19,760,135           18,518,125            19,566,527           18,582,039
                                                  =================     ================     =================     ================
Common shares outstanding-assuming full dilution:
       Weighted average shares outstanding               18,511,034           17,812,547            18,290,597           17,952,262
       Share equivalents--stock options                   1,254,675              709,539             1,314,692              651,250
       Share equivalents--convertible
         debentures                                             ---            2,337,764                   ---                  ---
                                                  -----------------     ----------------     -----------------     ----------------
                                                         19,765,709           20,859,850            19,605,289           18,603,512
                                                  =================     ================     =================     ================

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in March 1997, which will revise the calculation methods and disclosures regarding earnings per share. As required by the Statement, the Company will adopt SFAS No. 128 in the fourth quarter of Fiscal 1998.

               The Company's pro forma earnings per common share that would have been reported had the new standard been previously in effect are as follows:


                                                           Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                  --------------------------------------  -- --------------------------------------
                                                     November 1,          October 26,           November 1,          October 26,
                                                        1997                  1996                 1997                  1996
                                                  -----------------     ----------------     -----------------     ----------------
Basic earnings per common share                         0.50                  0.45                 0.53                  0.37
Diluted earnings per common share                       0.47                  0.41                 0.50                  0.36


       3.      Amendment to Revolving Credit Facility

               On June 2, 1997, the Company amended its unsecured $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks. The amended Credit Facility expires on May 31, 2001. The Company pays a facility fee on the revolving commitment amount which as a result of the amendment, now ranges from .10% to .375% based on the achievement of certain financial covenants. Under the amendment, the Company no longer pays a commitment fee on the unused portion of the Credit Facility. Interest on borrowings under the Credit Facility is payable at an applicable margin over prime, federal funds or LIBOR rates. The applicable margin has been amended and now ranges between .25% and 1.00%, based on the achievement of certain financial covenants.

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

       4.      Convertible Subordinated Debentures

               On June 30, 1997, the Company redeemed all outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of 101.785 percent of principal. The debenture holders had the option to convert their debentures into common shares at a conversion price of $24.375 per share, or to accept redemption at the stated premium.

               Of the $56,983,000 of debentures outstanding, $1,076,000 were converted, resulting in the issuance of 22,062 Class A and 22,062 Class B Common Shares. The remaining $55,907,000 of debentures were redeemed. During the second quarter of fiscal year 1998, the Company recorded an extraordinary loss, net of taxes, of $1,136,000, or $0.06 per share, consisting of the redemption premium, unamortized debenture issuance costs and other related expenses.

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

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 VS. OCTOBER 26, 1996

       Net sales for the third quarter of fiscal 1998 increased 7.7 percent, or $17,593,000, compared to the third quarter of fiscal 1997. The sales growth continues to be well-distributed across all product lines with sales of craft-related merchandise continuing to show strength. Comparable store sales increased 4.4 percent in the third quarter of fiscal 1998 over the same quarter a year earlier.

       Gross profit increased $10,499,000 in the third quarter of fiscal 1998 compared to the same quarter of fiscal 1997. As a percentage of net sales, fiscal 1998 third quarter gross profit was 46.3 percent, an increase of 1.0 percentage points from the same quarter a year earlier. The improvement in gross profit margin percentage resulted from smaller markdowns on seasonal merchandise and focus on inventory control disciplines including enhanced shrinkage controls and improved merchandise allocation methods.

       Selling, general and administrative expenses as a percentage of net sales were 39.6 percent for the third quarter of fiscal 1998, an increase of 1.0 percentage points from the same quarter a year earlier. The increase, as a percent of sales, consisted primarily of advertising, distribution service center, and store level payroll expenses. The impact of an increase in hourly wage rates (resulting principally from the change in federal minimum hourly wage) was partially offset by improvements in store level payroll productivity.

       The Company's effective income tax rate was 37.5 percent for the third quarter of fiscal 1998 and fiscal 1997.

       Net earnings for the third quarter of fiscal 1998 increased 16.8% to $9,300,000, or $0.47 per common share, compared to net earnings of $7,961,000, or $0.43 per common share, for the same quarter a year earlier.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 VS. OCTOBER 26, 1996

       Net sales for the first three quarters of fiscal 1998 increased 6.8 percent, or $42,000,000 compared to the first three quarters of fiscal 1997. The sales growth continues to be well-distributed across all product lines, both in the Jo-Ann Fabrics and Crafts stores and in the Cloth World stores. Comparable store sales increased 4.9 percent in the first three quarters of fiscal 1998 over the same period a year earlier.

       Gross profit increased $24,405,000 in the first three quarters of fiscal 1998 compared to the same period of fiscal 1997. As a percentage of net sales, gross profit for the first nine months of fiscal 1998 was 45.1 percent, an increase of 0.9 percentage points from the same period a year earlier. The improvement in gross profit margin percentage resulted from smaller markdowns on seasonal merchandise and focus on inventory control disciplines.

       Selling, general and administrative expenses as a percentage of net sales were 41.7 percent in the first three quarters of fiscal 1998, an increase of 0.6 percentage points from the same period a year earlier. The increase, as a percent of sales, consisted primarily of advertising, occupancy and store level payroll expenses. The impact of an increase in hourly wage rates (resulting principally from the change in federal minimum hourly wage) was partially offset by improvements in store level payroll productivity.

       The Company's effective income tax rate was 37.5 percent for the first nine months of fiscal 1998 and fiscal 1997.

       Net earnings for the first three quarters of fiscal 1998, before an extraordinary charge related to the early redemption of debt, were $10,905,000, or $0.56 per common share compared to net earnings of $6,615,000, or $0.36 per common share, for the same period a year earlier, a 64.9 percent improvement in net earnings.

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

       The Company's business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. In general, net earnings are highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low-volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in preparation for its peak selling season.

LIQUIDITY AND CAPITAL RESOURCES

       Working capital was $199,485,000 at the end of the third quarter of fiscal 1998, a decrease of $21,053,000 from one year ago. The decrease in working capital was the result of planned reductions in merchandise inventories. Long-term debt to total capitalization improved to 29.1 percent at November 1, 1997 from 43.2 percent at October 26, 1996, as debt declined by $48,383,000.

       The Company generated $12,759,000 of cash from operating activities in the first three quarters of fiscal 1998 compared to $40,332,000 in the first three quarters of the prior year. During the first three quarters of fiscal 1998, cash from operating activities was reduced by $14,229,000 of income tax payments and a $3,280,000 payment to settle a Securities and Exchange Commission enforcement proceeding. The cost of the Securities and Exchange Commission settlement was recognized in the fourth quarter of fiscal 1997.

       Capital expenditures were $26,299,000 for the first three quarters of fiscal 1998 as compared to $9,241,000 for the same period of fiscal 1997. For the full year of fiscal 1998, capital expenditures are expected to be approximately $40,000,000, as compared to $13,191,000 in the prior year. The higher level of fiscal 1998 capital expenditures over fiscal 1997 is principally related to an increase in store openings. The Company expects to open 65 to 70 new stores and close 75 to 80 smaller stores during fiscal 1998. The expected openings include six Jo-Ann etc stores, a new 45,000 square foot megastore format, already opened during fiscal year 1998.

       During the first quarter of fiscal 1997, the Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market at an aggregate purchase price of approximately $9,000,000. As of November 1, 1997, the remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

       On June 2, 1997, the Company amended its $200,000,000 revolving credit facility (the "Credit Facility") with a group of eight banks. The amendment extended the expiration to May 31, 2001 and made various changes, including amendments to or elimination of certain financial covenants. The Company is in compliance with the financial covenants contained in the Credit Facility. The Company may borrow up to a maximum of $220,000,000, subject to further limitations during specified time frames, by utilizing funds available under the Credit Facility and other lines of credit. As of November 1, 1997, the Company had borrowings of $88,500,000 under the Credit Facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs and to fund its capital expenditures for fiscal 1998.

       During the first three quarters of fiscal 1998, the Company opened 48 stores and closed 55 smaller or under-performing stores. The openings include four Jo-Ann etc stores, bringing the total of these stores opened to five. As of November 1, 1997, the Company operated 907 stores in 48 states primarily under the names Jo-Ann Fabrics and Crafts, Cloth World, New York Fabrics and Crafts and Jo-Ann etc.

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

                            PART II OTHER INFORMATION


Item 5.        Other Events
               ------------
               On October 27, 1997, Leslie H. Duncan joined the Company as Senior Vice President and Chief Information Officer. On November 3, 1997, Brian P. Carney joined the Company as Executive Vice President and Chief Financial Officer.

Item 6.        Exhibits and Reports on Form 8-K
               ---------------------------------
               a)       Exhibits
                        --------
                        See the Exhibit Index on page 14 of this report.

               b)       Reports on Form 8-K
                        -------------------
                        No reports on Form 8-K were filed during the 13-week period ended November 1, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FABRI-CENTERS OF AMERICA, INC.



DATE: December 15, 1997       /s/Alan Rosskamm
                              -------------------------------------------
                          BY:    Alan Rosskamm
                                 Chairman, President and Chief Executive Officer


                              /s/Brian P. Carney
                              -------------------------------------------
                          BY:    Brian P. Carney
                                 Executive Vice President and Chief Financial
                                 Officer


                              /s/ Robert R. Gerber
                              -------------------------------------------
                          BY:     Robert R. Gerber
                                  Senior Vice President, Controller and
                                  Chief Accounting Officer

FABRI-CENTERS OF AMERICA, INC.

                 FORM 10-Q FOR THE THIRTEEN AND THIRTY-NINE WEEK
                         PERIODS ENDED NOVEMBER 1, 1997

                                  EXHIBIT INDEX



                                                                                 Sequential
     EXHIBIT NO.                                Description                       Page No.
-------------------    -------------------------------------------------   ----------------------

          11           Statement re Computation of Earnings per Common               15
                       Share