Form 10-K405
period 1998-01-31
FABRI CENTERS OF AMERICA INC
filed 1998-04-24
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended January 31, 1998            Commission File No. 1-6695
------------------------------------------            --------------------------


                         FABRI-CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         34-0720629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

   5555 Darrow Road
    Hudson, Ohio                                             44236
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:            (330) 656-2600

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Class                                             on Which Registered
-----------------------------------------   ------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

As of April 9, 1998, there were 9,498,488 shares of Class A Common Stock and 9,347,162 shares of Class B Common Stock outstanding and the aggregate market value of these Common Shares (based upon the closing price on April 9, 1998 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $422,557,000.

Documents incorporated by reference:

     Portions of the following documents are or will be incorporated by reference:

Proxy Statement for 1998 Annual Meeting of Shareholders--Items 10, 11 and 12 of
Part III.

                                     PART I


Except as otherwise stated, the information contained in this report is given as of January 31, 1998, the end of the Registrant's latest fiscal year. The term "Registrant" or "Company" as used herein refers to Fabri-Centers of America, Inc. and its subsidiaries.

ITEM 1.  BUSINESS
         --------

The Registrant, an Ohio corporation with executive offices in Hudson, Ohio, is the nation's largest retailer serving the fabric and craft industry. The Registrant was incorporated in February 1951; however, the business conducted by its predecessors began in 1943 when the first store was opened in Cleveland, Ohio offering fabrics and notions for sale under the name "Cleveland Fabric Shops." The Registrant's stores do business under the names of "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Cloth World" and "New York Fabrics."

At January 31, 1998, the Registrant operated 903 stores in 48 states offering a wide variety of competitively priced items, including fashion, decorator, quilting and craft fabrics, notions, patterns, craft components, seasonal merchandise and silk and dried flowers. The Registrant had 832 stores in operation for the full fiscal year, with average sales of $1,051,000 per store. Sales are made for cash and through the use of various bank charge plans including a private label charge card.

In fiscal 1996, the Registrant opened an expanded research and development store in Hudson, Ohio under the name of Jo-Ann etc (experience the creativity). The 45,000 square foot store is about three times larger than the Registrant's standard new store format. The Jo-Ann etc store offers a significantly more extensive fabric and craft assortment, a wide array of services and numerous merchandise demonstrations and classes. The Company opened six additional Jo-Ann etc stores averaging 46,000 square feet in a variety of geographic markets during fiscal 1998.

Subsequent to the end of fiscal 1998, the Company acquired, through a cash tender offer, 77.2 percent of the outstanding common stock of House of Fabrics, Inc. ("HOF"), for $4.25 per share. A special meeting of the shareholders of HOF was held on April 21, 1998 at which time the merger of HOF with the Company was approved. The shares of HOF common stock not already owned by the Company were canceled and converted into the right to receive $4.25 in cash. The total value of the transaction, including debt and other long-term liabilities, is approximately $96,000,000. The funds used to acquire HOF were provided by internally generated funds and borrowings under a revolving credit facility. The acquisition will be recorded using the purchase method, and accordingly, the results of operations of HOF will be included in the Company's consolidated financial statements after March 9, 1998, the date the tender offer closed. HOF operates 261 fabric and craft stores, concentrated in the western United States, under the names of House of Fabrics, SoFro Fabrics, Fabricland and Fabric King.

The following is a schedule of the number of stores operated by state at January 31, 1998:

Alabama..................     6            Montana....................        4
Alaska...................     4            Nebraska...................        1
Arizona..................    14            Nevada.....................        3
Arkansas.................     3            New Hampshire..............        8
California...............    64            New Jersey.................       14
Colorado.................    14            New Mexico.................        4
Connecticut..............    14            New York...................       45
Delaware.................     3            North Carolina.............        7
Florida..................    64            North Dakota...............        3
Georgia..................    18            Ohio.......................       85
Idaho....................     4            Oklahoma...................        8
Illinois.................    46            Oregon.....................       16
Indiana..................    33            Pennsylvania...............       56
Iowa.....................     4            Rhode Island...............        2
Kansas...................     8            South Carolina.............        2
Kentucky.................     7            South Dakota...............        2
Louisiana................    11            Tennessee..................        9
Maine....................     5            Texas......................       74
Maryland.................    26            Utah.......................        5
Massachusetts............    22            Vermont....................        4
Michigan.................    61            Virginia...................       25
Minnesota................    24            Washington.................       26
Mississippi..............     1            West Virginia..............        7
Missouri.................    14            Wisconsin..................       23

The following table sets forth the number of stores opened, expanded or relocated, closed or acquired by the Registrant during each of the past five fiscal years:


                                  Expanded                                               Stores in
 Fiscal        Stores                or                Stores          Stores            Operation
  Year         Opened             Relocated            Closed         Acquired          at Year end
-------      ----------         -----------        ------------     ------------       -------------
 1994            6                  21                  44              ---                655
 1995           10                  28                  43            342(A)               964
 1996           14                  48                  42              ---                936
 1997           13                  37                  35              ---                914
 1998           24                  42                  35              ---                903

(A) In October 1994, the Registrant acquired Cloth World, a division of Brown Group, Inc., a chain of fabric stores located primarily in the southern half of the United States.

The Registrant's stores are located primarily in high-traffic strip shopping centers and average approximately 13,400 square feet. At the end of fiscal 1998, 92 percent of the Registrant's stores were over 9,000 square feet. In fiscal 1999, the Registrant expects to open approximately 17 Jo-Ann etc megastores, open approximately 20 traditional stores, relocate approximately another 25 traditional stores to larger locations and close approximately 35 stores that are small or under-performing. In addition, the Registrant will close approximately 90 overlap locations as a result of the 261-store House of Fabrics acquisition. The Company expects to have 1,070 to 1,080 store locations open at the end of fiscal 1999.

The Registrant owns substantially all of the fixtures in its stores. The Registrant believes that it effectively utilizes its selling space and that its equipment is maintained and suitable for its requirements. It is the Company's practice to transfer fixtures and inventory from closed stores to new or existing stores. During fiscal 1998, the average investment in each new traditional store was approximately $135,000 for leasehold improvements and additional fixtures. It is the Registrant's policy to charge operations for pre-opening expenses as incurred, which is generally the same period as the store is opened. Store pre-opening costs consist chiefly of the cost of training sales associates, advertising, stocking and incidental supplies.

PRODUCT SELECTION

Each of the Registrant's stores offer a wide variety of merchandise for customers to make their own clothing, or to complete home decorating and craft projects. The stores also feature seasonal and holiday merchandise. The products offered by major category are as follows:

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

The following table shows the Company's sales by principal product as a percent of total sales:


                                            Fiscal Year Ended
                        ---------------------------------------------------------
                           January 31,           February 1,         January 27,
Principal Product             1998                   1997               1996
----------------------- --------------------  -----------------     -------------
Fabrics                     47.8%                 47.1%                 48.3%
Notions                     20.9%                 21.4%                 21.9%
Crafts and Floral           15.1%                 16.8%                 16.3%
Seasonal                    12.3%                 10.8%                  9.4%
Other                        3.9%                  3.9%                  4.1%

ADVERTISING

The Company focuses its advertising on direct mail circulars and to a lesser extent on newspaper advertising. The Company has found full-color circulars mailed about 20 times a year to its most frequent customers to be an effective advertising medium. Each circular features numerous products offered at competitive prices to emphasize the wide selection of merchandise available in the stores.

PURCHASING AND DISTRIBUTION

Substantially all of the merchandising functions, including purchasing, allocation and distribution are centralized at the Registrant's corporate offices. This centralized control system allows store managers and sales associates the opportunity to devote maximum effort toward sales of merchandise and customer service. The centralized merchandising departments negotiate with vendors to take advantage of volume purchase discounts and to control product mix and quality. The Company operates one distribution service center located at its Hudson, Ohio facility. About 1,200,000 square feet of the facility is utilized as a distribution center. Approximately 78 percent of the merchandise sold in its stores is handled through this facility with the remainder shipped directly to the stores from the vendors. Each store usually receives a weekly shipment from the distribution center.

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

INFORMATION TECHNOLOGY

The Registrant utilizes point of sale registers and scanning devices to record the sale of merchandise at a stock keeping unit (SKU) level at the stores. The Registrant also utilizes hand held radio frequency terminals for a variety of store tasks including price look-up, ordering and fabric sales processing. Register transactions are polled nightly and interfaced with the Company's sales and merchandising systems.

The "Year 2000 Issue" refers to the inability of computers and related software to correctly interpret and process Year 2000 dated transactions. The software problem results from a memory saving practice of using two digits instead of four to denote years in a program. Computer systems that are not Year 2000 compliant may not be able to be relied upon to process data accurately for transactions dated after the year 1999.

The Company has developed plans to address possible exposures related to the impact on its computer systems of the Year 2000 Issue. Significant financial and operational systems have been assessed and detailed plans have been developed to modify or replace the affected systems. The replaced systems will be part of a significantly larger project of implementing an enterprise-wide system over the next several years at a total cost of approximately $30,000,000. The enterprise-wide systems project will fully integrate financial and operational systems, creating increased reliability and usefulness of Company data in addition to resolving certain Year 2000 issues. Expenditures for modifying existing software for Year 2000 issues were approximately $500,000 in fiscal 1998 and are estimated to total $2,500,000 over the next two years. Maintenance and modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy and generally accepted accounting principles. The Company expects that it will be able to modify or replace the affected systems in time to avoid any material disruption to its operations; however, unforeseen developments or delays could cause this expectation to change. Also, in the event that any of the Company's significant suppliers do not successfully achieve timely Year 2000 compliance, the Company's operations could be adversely affected.

STATUS OF PRODUCT OR LINE OF BUSINESS

During the last fiscal year, there has been no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of the Registrant's assets.

SOURCE AND AVAILABILITY OF RAW MATERIALS

There are various sources of supply available for each category of merchandise sold by the Registrant. The Registrant has no significant long-term purchase commitments with any of its suppliers. The Registrant imports approximately 14 percent of its purchases, which are bought in United States currency.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

The Registrant does business under the names "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Cloth World" and "New York Fabrics." Other than the names, the Registrant does not own material patents, trademarks, licenses, franchises, and/or concessions.

SEASONAL BUSINESS

The Company's business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net income is highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net income is substantially lower during the relatively low-volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and typically reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in preparation for its peak selling season.

DEPENDENCE ON SINGLE OR FEW CUSTOMERS

The Registrant is engaged in the retail sale of merchandise to the general public and; accordingly, no part of the business of the Registrant is dependent upon a single customer or a few customers. During the fiscal year ended January 31, 1998, no one store accounted for more than 1 percent of total sales.

BACKLOG OF ORDERS

The Registrant is engaged in the retail sale of merchandise to the general public on a cash and carry basis and, accordingly, has no significant backlog of orders.

COMPETITIVE CONDITIONS

The retail fabric and craft industry is highly competitive. The Registrant's stores compete with other specialty fabric and craft retailers, fabric retailers, craft retailers and mass merchants that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. Some of the competitors have stores nationwide, several operate regional chains and numerous others are local merchants. The Company competes on the basis of assortment, price and convenience. Some of the Registrant's competitors, particularly mass merchants, have greater financial and other resources than the Registrant. The retail fabric industry and retail craft industry continue to contract and consolidate. With the acquisition of Cloth World in fiscal 1995 and House of Fabrics, Inc. in fiscal 1999, the Registrant has become the leading national fabric and craft retailer with approximately twice as many stores as the next largest fabric and craft retail competitor.

RESEARCH AND DEVELOPMENT

During the three fiscal years ended January 31, 1998, the Registrant has not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services that were company-sponsored or customer-sponsored.

ENVIRONMENTAL DISCLOSURE

The Registrant is not engaged in manufacturing. Accordingly, the Registrant does not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have any material effects upon the capital expenditures, income or competitive position of the Registrant.

NUMBER OF EMPLOYEES

The Registrant has approximately 16,400 permanent full-time and part-time employees, 15,200 of whom work in the Registrant's retail stores. Additional part-time employees are hired during peak selling periods. Approximately 360 employees in the Hudson distribution center are covered by a collective bargaining agreement with the United Steelworkers of America, Upholstery and Allied Industries Division. This agreement expires in May 1998. The Company expects to reach an agreement with the union that is acceptable to both the Company and its employees. The Registrant considers its relationships with its employees to be good.

FOREIGN OPERATIONS AND EXPORT SALES

Although the Registrant imports a significant percentage of its merchandise from foreign countries, the loss of any sources of supply from any foreign country would not be material to the business of the Registrant. The Registrant had no export sales.


ITEM 2.  PROPERTIES
         ----------

The Registrant's corporate office and distribution center are located in an approximately 1,400,000 square foot Registrant-owned facility on approximately 120 acres in Hudson, Ohio. The distribution operation occupies approximately 1,200,000 square feet and an additional 125,000 square feet are used as the Registrant's corporate office and a "laboratory" store. The Registrant leases the remainder of the facility to unrelated third parties. The Registrant believes that the facility will meet substantially all of its requirements for the foreseeable future, although some distribution operations may be conducted out of rented warehouse space. Adjacent to the Hudson facility, the Registrant owns approximately 100 acres of land.

The remaining properties occupied by the Registrant are leased retail store facilities that are located primarily in high-traffic shopping centers. All store leases are operating leases, generally for periods up to ten years with renewal options for up to twenty years. Certain retail store leases contain escalation clauses and in some cases provide for contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended January 31, 1998, the Registrant incurred $73,168,000 of expenses for store rentals.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

On February 18, 1997, the Company settled enforcement proceedings by the Securities and Exchange Commission (the "SEC") involving the Company's financial statements for its fiscal year ended February 1, 1992 (fiscal 1992), the use of those statements in connection with the Company's sale in March 1992 of its 6-1/4% Convertible Subordinated Debentures due 2002 (subsequently redeemed in June 1997), the Company's financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The SEC's principal allegation was that the Company materially overstated earnings for such periods because of the manner in which the Company calculated one of its inventory-related reserves thereby allegedly violating certain federal securities laws, including provisions regarding anti-fraud, reporting, internal controls and books and records. The accounting and disclosure issues that were raised are not related to any current period, and no current accounting policies or financial statements were in question. Concurrently with the settlement, the SEC filed a civil action against the Company and its former chief financial officer and former controller in the United States District Court for the District of Columbia. Without admitting or denying the SEC's allegations, the Company consented to the entry of an order enjoining it from violations of the federal securities laws and agreed to pay $3,280,000 in settlement of the action against the Company. The SEC's litigation is proceeding against the former officers.

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

The Executive Officers of the Registrant are as follows:


    Name                      Executive Officers                                       Age
-----------------   -------------------------------------------------------       --------------
Alan Rosskamm       Mr. Rosskamm currently serves as Chairman of the                   48
                    Board, President and Chief Executive Officer of the
                    Company.  He has served as President since April 1993,
                    Chairman of the Board since July 1992, and Chief
                    Executive Officer for more than five years.
                    Mr. Rosskamm is also currently a member of the Board
                    of Directors of Charming Shoppes, Inc., a women's
                    apparel retailer.  Mr. Rosskamm has been a Director of
                    the Company since 1985.


Brian P. Carney       Mr. Carney has served as Executive Vice President and              37
                      Chief Financial Officer of the Company since October
                      1997. Prior to joining the Company, he served as Senior
                      Vice President-Finance, from May 1996 to August 1997, and
                      Vice President and Controller, from June 1992 to May 1996, of Revco D.S., Inc. (previously a public company).

David E. Bolen        Mr. Bolen has served as Executive Vice                             46
                      President-Business Development of the Company since August
                      1997. He served as Senior Vice President-General Manager
                      Jo-Ann etc of the Company from March 1997 to August 1997.
                      Prior to joining the Company, Mr. Bolen served as
                      Executive Vice President-Operations of Michaels Stores,
                      from July 1994 to August 1996, and as Executive Vice
                      President, Chief Operation Officer and Director of
                      Leewards Creative Crafts, from January 1986 to July 1994.


Jane Aggers           Ms. Aggers has served as Executive Vice                           49
                      President-Merchandising, Marketing, Logistics and
                      Inventory Management of the Company since April 1993.
                      Prior to April 1993, she served as Senior Vice
                      President-General Merchandise Manager of the Company from
                      May 1990 to April 1993.

John Hermsen          Mr. Hermsen has served as Executive Vice President-Stores          51
                      of the Company since August 1995. Prior to joining the
                      Company, he served as Executive Vice President-Store
                      Operations and Distribution of Ames Department Stores,
                      Inc., from June 1993 to July 1995, and as Vice
                      President-Stores of Shopko Stores, Inc., from May 1986 to
                      June 1993.

Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly elected and qualified. Betty Rosskamm, a Senior Vice President, Secretary and Director of the Registrant, is the mother of Alan Rosskamm.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -----------------------------------------------------------------
        MATTERS
        -------

The Company's Class A and Class B shares of common stock are traded on the New York Stock Exchange under the ticker symbols FCA.A and FCA.B, respectively. The number of Class A and Class B Common shareholders of record as of April 9, 1998 were 807 and 763, respectively.

The quarterly high and low closing stock prices for the fiscal years 1998 and 1997 are presented in the table below:


                                         CLASS A                            CLASS B
                                      COMMON STOCK                       COMMON STOCK
---------------------------------------------------------------------------------------------
FISCAL QUARTER ENDED                HIGH           LOW              HIGH               LOW
---------------------------------------------------------------------------------------------
January 31, 1998                  25             20 3/16          21  7/8            19 5/8
November 1, 1997                  25 15/16       21  5/8          22 9/16            20 1/4
August 2, 1997                    27  9/16       21  1/8          24  3/8            19 1/2
May 3, 1997                   $   23         $   15  3/4    $     21             $   15

FISCAL QUARTER ENDED               HIGH            LOW              HIGH               LOW
---------------------------------------------------------------------------------------------
February 1, 1997                  16  7/8        12  5/8          15  3/4           12  5/8
October 26, 1996                  15  3/8        12  1/2          14  3/8           12  1/8
July 27, 1996                     16  7/8        10  1/4          15  3/4           10
April 27, 1996                $   14  1/4    $    9  7/8    $     12  3/4       $    9  7/8

The Registrant did not pay dividends on its common stock during fiscal 1998 and fiscal 1997. The Registrant's dividend policy has been to retain earnings for the operation and growth of its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

FINANCIAL SUMMARY
Fabri-Centers of America, Inc.
(Thousands of dollars, except per share data)


                                                                January       February       January       January       January
                                                                   31,           1,            27,           28,            29,
Years ended                                                       1998          1997          1996          1995           1994
--------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                                  $    974,997    $   928,951   $   834,617   $   677,279   $   582,071
Cost of goods sold                                              533,169        516,857       456,615       378,593       329,950
Selling, general and administrative expenses                    363,112        340,909       319,913       257,185       223,385
Depreciation and amortization                                    21,673         21,152        18,196        14,002        12,054
Operating profit                                                 57,043         50,033        39,893        27,499        16,682
Interest expense, net                                             5,874         10,668        11,982         8,418         5,547
Income from continuing operations before
     income taxes                                                51,169         39,365        27,911        19,081        11,135
Income taxes                                                     19,191         14,762        10,453         7,347         4,176
Income from continuing operations                                31,978         24,603        17,458        11,734         6,959
Loss from discontinued operation                                   --             --            --            --          (5,201)
Extraordinary items                                              (1,136)          --            --            --            --
Cumulative effect of accounting change                             --             --            --            --             399
Net income                                                 $     30,842    $    24,603   $    17,458   $    11,734   $     2,157
----------------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE (a)
Income from continuing operations
   - Basic                                                 $       1.74    $      1.37   $      0.95   $      0.64   $      0.38
   - Diluted                                                       1.60           1.26          0.90          0.63          0.37
Average shares and equivalents outstanding
   - Basic                                                   18,393,827     17,930,367    18,415,419    18,313,052    18,158,254
   - Diluted                                                 20,591,880     21,215,880    19,292,842    18,748,998    18,877,498
Book value                                                        12.83          11.13          9.79          8.79          8.19
Shares outstanding, net of treasury shares                   18,766,661     17,920,641    18,486,108    18,397,822    18,194,196
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Inventories                                                $    294,653    $   296,104   $   337,974   $   290,560   $   224,803
Property and equipment, net                                     110,004         94,618       102,034        84,122        75,633
Total assets                                                    447,775        429,180       479,648       427,304       340,373
Long-term debt including debentures                              24,700         72,083       155,483       126,983       102,483
Total liabilities                                               206,914        229,770       298,685       265,585       191,361
Shareholders' equity                                            240,861        199,410       180,963       161,719       149,012
Working capital                                                 157,242        177,047       232,157       198,247       167,455
----------------------------------------------------------------------------------------------------------------------------------
GENERAL STATISTICS (FROM CONTINUING
OPERATIONS)
Sales increase                                                     5.0%          11.3%         23.2%         16.4%          1.4%
Net income increase (decrease)                                    30.0%          40.9%         48.8%         68.6%         34.5%
Return on sales:
     Before income taxes                                           5.2%           4.2%          3.3%          2.8%          1.9%
     After income taxes                                            3.3%           2.6%          2.1%          1.7%          1.2%
Return on average shareholders' equity                            14.5%          12.9%         10.2%          7.6%          4.7%
Return on average net assets (b)                                  11.2%           7.7%          5.4%          4.2%          2.7%
Current ratio                                                 1.95 to 1      2.25 to 1     2.80 to 1     2.56 to 1     3.09 to 1
Capital expenditures                                       $     36,564    $    13,191   $    34,732   $    11,740   $     8,491
Long-term debt to total capitalization                             9.3%          26.6%         46.2%         44.0%         40.7%
Times interest earned (c)                                          9.7x           4.7x          3.3x          3.3x          3.0x
Number of stores in operation                                       903            914           936           964           655
----------------------------------------------------------------------------------------------------------------------------------

(a) The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128 "Earnings per Share", and to the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.

(b) Ratio of income from continuing operations to average total assets less current liabilities.

(c)    Ratio of operating profit to net interest expense.

(d)    Not meaningful.



      January             February           February             January               January
         30,                 1,                 2,                  27,                   28,
        1993                1992               1991                1990                  1989
---------------------------------------------------------------------------------------------------

$      574,120     $       441,978     $       368,608     $       323,352     $       281,429
       329,058             233,580             202,758             176,278             154,331
       221,185             171,750             138,537             123,861             111,517
        10,076               5,535               5,567               4,761               4,361
        13,801              31,113              21,746              18,452              11,220
         5,522               2,870               3,599               4,049               2,747

         8,279              28,243              18,147              14,403               8,473
         3,105              10,166               6,806               5,478               3,048
         5,174              18,077              11,341               8,925               5,425
        (2,994)               (564)               (117)               (165)               (332)
         2,052                 ---                 ---                 ---                 ---
           ---                 ---                 ---                 ---                 ---
$        4,232     $        17,513     $        11,224     $         8,760     $         5,093
----------------------------------------------------------------------------------------------


$         0.28     $          1.04     $          0.75     $          0.59     $          0.36
          0.27                0.98                0.72                0.58                0.36

    18,656,450          17,456,150          15,215,008          15,155,344          15,069,456
    19,263,074          18,397,584          15,782,426          15,493,210          15,097,270
          8.00                7.67                5.16                4.50                3.92
    18,554,512          18,584,058          14,915,306          15,150,423          15,192,798
----------------------------------------------------------------------------------------------

$      223,648     $       183,315     $       135,242     $       104,723     $        95,502
        77,914              54,640              33,928              25,131              21,629
       351,619             284,060             204,593             157,790             134,513
       104,083              40,100              52,100              28,600              23,043
       203,145             141,537             127,610              89,564              74,961
       148,474             142,523              76,983              68,226              59,552
       161,627             121,953              87,452              67,161              58,280
----------------------------------------------------------------------------------------------


        29.9 %               19.9%               14.0%               14.9%               9.7 %
       (71.4)%               59.4%               27.1%               64.5%                 (d)

         1.4 %                6.4%                4.9%                4.5%               3.0 %
         0.9 %                4.1%                3.1%                2.8%               1.9 %
         3.6 %               16.5%               15.6%               14.0%               9.5 %
          2.3%               11.3%                9.8%                9.7%                6.2%
     2.73 to 1           2.14 to 1           2.22 to 1           2.15 to 1           2.18 to 1
$       32,295     $        18,509     $        14,654     $         8,998     $         4,130
        41.2 %               22.0%               40.4%               29.5%              27.9 %
          2.5x               10.8x                6.0x                4.6x                4.1x
           693                 664                 617                 615                 627
----------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

The following table shows the percentage of net sales for the periods indicated and the percentage change in dollar amounts of certain items included in the Consolidated Statements of Income.


                                                                                            Percentage Change
                                                     Percentage of Net Sales                 From Prior Year
                                          ------------------------------------------------------------------------
                                             1998            1997            1996          1998          1997
------------------------------------------------------------------------------------------------------------------
Net sales                                    100.0%         100.0%         100.0%          5.0%          11.3%

Cost of goods sold                            54.7           55.6           54.7           3.2           13.2
Selling, general and administrative
  expenses                                    37.2           36.7           38.3           6.5            6.6
Depreciation and amortization                  2.2            2.3            2.2           2.5           16.2
                                          -----------    -------------  -------------
Operating profit                               5.9            5.4            4.8          14.0           25.4
Interest expense, net                          0.6            1.2            1.4         (44.9)         (11.0)
                                          -----------    -------------  -------------
Net income before taxes                        5.3            4.2            3.4          30.0           41.0
Income taxes                                   2.0            1.6            1.3          30.0           41.2
                                          -----------    -------------  -------------
Net income before extraordinary item           3.3%           2.6%           2.1%         30.0%          40.9%
                                          ===========    =============  =============

Net sales increased $46,046,000 to $974,997,000 in fiscal 1998, a 5 percent increase over the 53-week fiscal 1997. The sales increase was $62,646,000 or 6.9% after adjusting fiscal year 1997 to 52 weeks. The sales growth was distributed across all product lines with sales of home decorating fabrics and craft-related merchandise showing considerable strength. Comparable store sales for fiscal 1998 increased 3.8 percent over the prior year. In fiscal 1998, the Company opened 24 stores, relocated or expanded 42 stores and closed 35 smaller or under performing stores, ending the year with 903 stores in operation. The openings included six Jo-Ann etc stores, a new 46,000 square foot megastore format.

Net sales increased $94,334,000 to $928,951,000 in fiscal 1997, an 11 percent increase over fiscal 1996. Fiscal year 1997 consisted of 53 weeks while fiscal year 1996 consisted of 52 weeks. Approximately $16,600,000 of the increase in net sales was attributable to the additional week. Sales of apparel fabrics, notions and seasonal merchandise in the Jo-Ann Fabrics and Crafts stores out paced the prior year and higher sales were recorded in the Cloth World stores that were converted throughout fiscal 1996 to the Jo-Ann Fabrics and Crafts format. Comparable store sales for fiscal 1997 increased 7.5 percent over the prior year. In fiscal 1997, the Company opened 13 stores, relocated or expanded 37 stores and closed 35 stores, ending the year with 914 stores in operation.

Gross profit was 45.3 percent of net sales in fiscal 1998, 44.4 percent in fiscal 1997 and 45.3 percent in fiscal 1996. The decrease in gross profit percentage from fiscal 1996 to 1997 resulted from a program that reduced prices on seasonal merchandise, to stimulate sales and improve in season sell-through. The improvement in gross profit percentage from fiscal 1997 to fiscal 1998 resulted from reduced markdowns on seasonal merchandise and a reduction in store inventory shrink due to a focus on inventory control disciplines including enhanced shrinkage controls.

Selling, general and administrative expenses as a percentage of net sales were
37.2 percent in fiscal 1998, 36.7 percent in fiscal 1997 and 38.3 percent in fiscal 1996. The increase, as a percent of sales, from fiscal 1997 to fiscal 1998 consisted primarily of advertising, distribution service center, and store occupancy expenses. The improvement of 1.6 percentage points from fiscal 1996 to fiscal 1997 resulted primarily from improved store payroll productivity and reduced advertising expense.

Net interest expense decreased $4,794,000 in fiscal 1998 compared to fiscal 1997 and decreased $1,314,000 in fiscal 1997 compared to fiscal 1996. The decreases were due to a cumulative decline in long-term debt of $130,783,000 over the two-year period.

The Company's effective income tax rate was 37.5 percent in fiscal 1998, 1997 and 1996. See Note 2 of Notes to Consolidated Financial Statements for additional information on income taxes.

During the second quarter of fiscal 1998, the Company incurred an extraordinary loss of $1,136,000, or $0.06 per share, related to the early redemption of the 6 1/4% Convertible Subordinated Debentures due March 1, 2002. The redemption was funded through the use of the Company's long-term credit facilities.

Management believes that inflation has not had a significant effect on the growth of net sales or on income from continuing operations over the past three years.

The Company's business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net income is highest during the months of September through December, when sales volumes provide significant operating leverage. Conversely, net income is substantially lower during the relatively low-volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in preparation for its peak selling season.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash generated from net income, vendor financing of inventories through trade payment terms and borrowings under the revolving credit facility. The Company's primary capital requirements are for financing of inventories and for capital expenditures related to stores, the distribution center and information systems. Cash generated from net income before depreciation and amortization in fiscal 1998, combined with a $21,180,000 increase in accounts payable, contributed to the $77,897,000 of net cash provided by operating activities. The fiscal 1998 increase in accounts payable resulted from greater purchases of inventory in the fourth quarter of fiscal 1998 when compared to the prior year. Fiscal 1997 net cash provided by operating activities was $103,888,000, which included a $41,870,000 decrease in inventories. The fiscal 1997 decrease in inventories resulted from a program to improve the sell-through of seasonal merchandise and from other company-wide efforts to increase inventory turnover.

Over the last two fiscal years, the Company has reduced the working capital needed to conduct its operations by $74,915,000. The decrease resulted primarily from a $43,321,000 decline in inventories and a $16,223,000 increase in accounts payable. Debt to capitalization ratio improved to 9 percent at fiscal year end 1998 from 27 percent at the end of the prior year as long-term debt was reduced by $47,383,000. Return on average equity (before extraordinary items) improved to 14.5 percent in fiscal 1998, compared to 12.9 percent in fiscal 1997 and 10.2 percent in fiscal 1996.

Capital expenditures were $36,564,000 in fiscal 1998, $13,191,000 in fiscal 1997 and $34,732,000 in fiscal 1996. The level of capital expenditures relates primarily to the number of stores opened each year. An additional factor in fiscal 1998 was the opening of six Jo-Ann etc stores that require a significantly greater capital investment per store than the Company's traditional stores. Fiscal 1996 included expenditures to convert Cloth World stores to the Jo-Ann Fabrics and Crafts format. For fiscal 1999, the Company expects to open 35 to 40 new stores (including 17 Jo-Ann etc formats), relocate 25 stores and close approximately 35 smaller stores. Capital expenditures, excluding any impact of the acquisition of House of Fabrics, Inc. as discussed below, are expected to be approximately $65,000,000 (of which approximately $46,000,000 has been committed) during fiscal 1999.

During fiscal 1997, the Company purchased 407,525 Class A and 450,506 Class B Common Shares on the open market. The aggregate purchase price of these shares was $9,009,000 which was funded through the revolving credit facility. The remaining number of shares that can be acquired pursuant to prior authorization by the Board of Directors is 597,025 Class A and 557,025 Class B Common Shares.

The Company has an unsecured $250,000,000 five-year revolving credit facility with a group of banks that expires on January 31, 2003. The maximum allowable combined outstanding debt for the revolving credit facility and additional bank borrowings is $280,000,000. As of January 31, 1998, the Company had borrowings of $24,700,000 under the revolving credit facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and believes it has sufficient resources, including unused credit facilities, to meet its operating needs.

Subsequent to the end of fiscal year 1998, the Company acquired, through a cash tender offer, 77.2 percent of the outstanding common stock of House of Fabrics, Inc. House of Fabrics operated 261 fabric and craft stores in 27 states. The total value of the transaction, including debt and other long-term liabilities, is approximately $96,000,000. See Note 9 of Notes to Consolidated Financial Statements for additional information on the House of Fabrics acquisition.

The "Year 2000 Issue" refers to the inability of computers and related software to correctly interpret and process Year 2000 dated transactions. The software problem results from a memory saving practice of using two digits instead of four to denote years in a program. Computer systems that are not Year 2000 compliant may not be able to be relied upon to process data accurately for transactions dated after the year 1999.

The Company has developed plans to address possible exposures related to the impact on its computer systems of the Year 2000 Issue. Significant financial and operational systems have been assessed and detailed plans have been developed to modify or replace the affected systems. The replaced systems will be part of a significantly larger project of implementing an enterprise-wide system over the next several years at a total cost of approximately $30,000,000. The enterprise-wide systems project will fully integrate financial and operational systems, creating increased reliability and usefulness of Company data in addition to solving certain Year 2000 issues. Expenditures for modifying existing software to resolve Year 2000 issues were approximately $500,000 in fiscal 1998 and are estimated to total $2,500,000 over the next two years. Maintenance and modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with company policy and generally accepted accounting principles. The Company expects that it will be able to modify or replace the affected systems in time to avoid any material disruption to its operations; however, unforeseen developments or delays could cause this expectation to change. Also, in the event that any of the Company's significant suppliers do not successfully achieve timely Year 2000 compliance, the Company's operations could be adversely affected.


FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, the Company's ability to successfully integrate House of Fabrics' stores into its operations and general economic conditions.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company uses derivative financial instruments, particularly interest rate swaps, to manage interest rate risk. The Company does not engage in trading or other speculative activities in the derivatives markets.

The Company currently has an interest rate swap agreement with a bank, which is used as a hedge against interest rate risk on its unsecured $250,000,000 revolving credit facility. See Note 3 of Notes to Consolidated Financial Statements for the notional amount hedged and other terms of the interest rate swap agreement.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
         ------------------------------------------

The following consolidated financial statements of the Registrant are included in Part II, Item 8:

Consolidated Balance Sheets - January 31, 1998 and February 1, 1997

Consolidated Statements of Income for the three fiscal years ended January 31, 1998

Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 1998

Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 31, 1998

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Public Accountants

CONSOLIDATED BALANCE SHEETS
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)
                                                                         JANUARY 31,              FEBRUARY 1,
                                                                            1998                     1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments                             $         14,774        $        12,631
   Inventories                                                              294,653                296,104
   Prepaid expenses and other current assets                                 12,604                  9,532
                                                                   ----------------        ---------------
Total current assets                                                        322,031                318,267
Property and equipment, at cost:
   Land                                                                       1,677                  1,709
   Buildings                                                                 24,244                 23,905
   Furniture and fixtures                                                   122,586                108,684
   Leasehold improvements                                                    47,125                 42,118
                                                                   -----------------       ----------------
                                                                            195,632                176,416
   Less accumulated depreciation and amortization                            85,628                 81,798
                                                                   -----------------       ----------------
                                                                            110,004                 94,618
Other assets                                                                 15,740                 16,295
                                                                   -----------------       ----------------
Total assets                                                       $        447,775        $       429,180
                                                                   =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $        120,638        $        99,458
   Accrued expenses                                                          32,456                 28,898
   Accrued income taxes                                                      10,422                 10,697
   Deferred income taxes                                                      1,273                  2,167
                                                                   -----------------       ----------------
Total current liabilities                                                   164,789                141,220
Long-term debt                                                               24,700                 15,100
Convertible subordinated debentures                                             ---                 56,983
Deferred income taxes                                                        14,248                 13,357
Other long-term liabilities                                                   3,177                  3,110
Shareholders' equity:
   Common stock:
     Class A                                                                    528                    507
     Class B                                                                    522                    503
   Additional paid-in capital                                                88,904                 76,614
   Unamortized restricted stock awards                                       (3,194)                (1,248)
   Retained earnings                                                        172,239                141,397
                                                                   -----------------       ----------------
                                                                            258,999                217,773
   Treasury stock, at cost                                                  (18,138)               (18,363)
                                                                   -----------------       ----------------
Total shareholders' equity                                                  240,861                199,410
                                                                   -----------------       ----------------
Total liabilities and shareholders' equity                         $        447,775        $       429,180
                                                                   =================       ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                               JANUARY 31,             FEBRUARY 1,            JANUARY 27,
YEARS ENDED                                                       1998                    1997                    1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                               $          974,997      $        928,951        $        834,617
Costs and expenses:
  Cost of goods sold                                               533,169               516,857                 456,615
  Selling, general and administrative expenses                     363,112               340,909                 319,913
  Depreciation and amortization                                     21,673                21,152                  18,196
                                                         ------------------    ------------------       -----------------
Operating profit                                                    57,043                50,033                  39,893
Interest expense, net                                                5,874                10,668                  11,982
                                                         ------------------    ------------------       -----------------
Income before taxes                                                 51,169                39,365                  27,911
Income taxes                                                        19,191                14,762                  10,453
                                                         ------------------    ------------------       -----------------
Net income before extraordinary item                                31,978                24,603                  17,458

Extraordinary loss on debt prepayment, net of
tax benefit of $682                                                 (1,136)                  ---                     ---
                                                         ------------------    ------------------       -----------------
Net income                                               $          30,842     $          24,603        $         17,458
                                                         ==================    ==================       =================

Earnings per common share - basic:
     Income before extraordinary item                    $            1.74     $            1.37        $           0.95
     Extraordinary loss on debt prepayment                           (0.06)                  ---                     ---
                                                         ------------------    ------------------       -----------------
Net income per common share                              $            1.68     $            1.37        $           0.95
                                                         ==================    ==================       =================

Earnings per common share - diluted:
     Income before extraordinary item                    $            1.60     $            1.26        $           0.90
     Extraordinary loss on debt prepayment                           (0.06)                  ---                     ---
                                                         ------------------    ------------------       -----------------
Net income per common share                              $            1.54     $            1.26        $           0.90
                                                         ==================    ==================       =================




See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)





                                                                      JANUARY 31,      FEBRUARY 1,        JANUARY 27,
 YEARS ENDED                                                             1998              1997              1996
 ----------------------------------------------------------------------------------------------------------------------

 Net cash flows from operating activities:
   Net income                                                     $       30,842    $       24,603    $        17,458
   Extraordinary loss on debt prepayment                                   1,136               ---                ---
                                                                  ---------------   ---------------   ----------------
   Net income before extraordinary item                                   31,978            24,603             17,458

   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
        Depreciation and amortization                                     21,673            21,152             18,196
        Loss on disposal of fixed assets                                     883             1,076                 41
        Deferred income taxes                                                 (3)           (1,286)             8,288
        Cancellation of restricted stock awards                             (158)              (67)               (55)
   Changes in operating assets and liabilities:
        (Increase) decrease in inventories                                 1,451            41,870            (47,414)
        (Increase) decrease in prepaid expenses and
        other current assets                                              (3,072)            2,328                103
        Increase (decrease) in accounts payable                           21,180            (4,957)            11,387
        Increase (decrease) in accrued expenses                            3,558             8,842             (7,987)
        Increase (decrease) in accrued income taxes                          407            10,327             (2,308)
                                                                  ---------------   ---------------   ----------------
 Net cash provided by (used for) operating activities                     77,897           103,888             (2,291)
 Net cash flows from investing activities:
      Capital expenditures                                               (36,564)          (13,191)           (34,732)
      Other, net                                                            (277)             (966)            (2,860)
                                                                  ---------------   ---------------   ----------------
 Net cash used for investing activities                                  (36,841)          (14,157)           (37,592)
 Net cash flows from financing activities:
      Proceeds from long-term debt                                        87,300            13,100             75,200
      Repayment of long-term debt                                        (77,700)          (96,500)           (46,700)
      Redemption of debentures                                           (56,983)              ---                ---
      Debenture prepayment premiums and issuance costs                    (1,818)              ---                ---
      Other long-term liabilities                                             67             1,559                226
      Issuance of common stock upon conversion of debentures               1,061               ---                ---
      Proceeds and tax benefit from exercise of stock options              8,356             2,198              1,205
      Issuance of treasury shares                                            826               ---                ---
      Purchase of common stock                                               (22)           (9,009)              (383)
                                                                  ---------------   ---------------   ----------------
 Net cash (used for) provided by financing activities                    (38,913)          (88,652)            29,548
 Net increase (decrease) in cash                                           2,143             1,079            (10,335)
 Cash and temporary cash investments at beginning
      of year                                                             12,631            11,552             21,887
                                                                  ---------------   --------------    ----------------
 Cash and temporary cash investments at end of year               $       14,774    $       12,631    $        11,552
                                                                  ==============    ==============    ================

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                    $        7,476    $       11,133    $        11,737
      Income taxes                                                $       15,575    $        5,721    $         4,723

 See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FABRI-CENTERS OF AMERICA, INC.
(THOUSANDS OF DOLLARS)

                                                                               JANUARY            FEBRUARY               JANUARY
                                                                                 31,                  1,                   27,
YEARS ENDED                                                                    1998                  1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
CLASS A COMMON STOCK AT STATED VALUE
   Balance at beginning of year                                          $          507        $         499         $         989
   Recapitalization - effective August 2, 1995                                      ---                  ---                  (494)
   Exercise of stock options                                                         15                    8                     5
   Issuance of common stock upon conversion of debentures                             1                  ---                   ---
   Issuance of restricted stock awards                                                7                    1                     2
   Cancellation of restricted stock awards                                           (2)                  (1)                   (3)
                                                                         --------------        ---------------       ---------------
   Balance at end of year                                                           528                  507                   499
------------------------------------------------------------------------------------------------------------------------------------
CLASS B COMMON STOCK AT STATED VALUE
   Balance at beginning of year                                                     503                  496                   ---
   Recapitalization - effective August 2, 1995                                      ---                  ---                   494
   Exercise of stock options                                                         18                    7                     2
   Issuance of common stock upon conversion of debentures                             1                  ---                   ---
   Issuance of restricted stock awards                                              ---                    1                   ---
   Cancellation of restricted stock awards                                          ---                   (1)                  ---
                                                                         --------------        ---------------       ---------------
   Balance at end of year                                                           522                  503                   496
------------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                                                  76,614               74,216                72,921
   Exercise of stock options                                                      5,112                1,789                   866
   Issuance of common stock upon conversion of debentures                         1,059                  ---                   ---
   Issuance of restricted stock awards                                            2,770                  402                   532
   Issuance of treasury shares                                                      579                  ---                   ---
   Cancellation of restricted stock awards                                         (441)                (187)                 (472)
   Tax benefit on options exercised                                               3,211                  394                   332
   Other                                                                            ---                  ---                    37
                                                                         --------------        ---------------       ---------------
   Balance at end of year                                                        88,904               76,614                74,216
------------------------------------------------------------------------------------------------------------------------------------
UNAMORTIZED RESTRICTED STOCK AWARDS
   Balance at beginning of year                                                  (1,248)              (1,688)               (2,556)
   Issuance of restricted stock awards                                           (2,777)                (404)                 (534)
   Cancellation of restricted stock awards                                          285                  122                   420
   Amortization of restricted stock awards                                          546                  722                   982
                                                                         --------------        ---------------       ---------------
   Balance at end of year                                                        (3,194)              (1,248)               (1,688)
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of year                                                 141,397              116,794                99,336
   Net income                                                                    30,842               24,603                17,458
                                                                         --------------        ---------------       ---------------
   Balance at end of year                                                       172,239              141,397               116,794
------------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK
   Balance at beginning of year                                                 (18,363)              (9,354)               (8,971)
   Purchase of common stock                                                         (22)              (9,009)                 (383)
   Issuance of treasury shares                                                      247                  ---                   ---
                                                                         --------------        ---------------       ---------------
   Balance at end of year                                                       (18,138)             (18,363)               (9,354)
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                                                     $      240,861        $     199,410         $     180,963
====================================================================================================================================
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FABRI-CENTERS OF AMERICA, INC.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Fabri-Centers of America, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 903 retail stores in 48 states at January 31, 1998. The stores operate under the names Jo-Ann Fabrics and Crafts, Jo-Ann etc, Cloth World, and New York Fabrics and feature a broad line of fashion, decorator, quilting and craft fabrics, notions, patterns, craft components, seasonal merchandise and silk and dried flowers.

The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 1997 and fiscal 1996 financial statements have been reclassified in order to conform with the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 1998 ended January 31, 1998). Fiscal years generally consist of 52 weeks, with the exception of fiscal year 1997 which contains 53 weeks.

CASH AND TEMPORARY CASH INVESTMENTS

Temporary cash investments are all highly liquid investments with original maturities of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market. Substantially all inventories were valued using the last-in, first-out (LIFO) method. The value of inventories stated on the LIFO method at January 31, 1998 and February 1, 1997 are not materially different from their current cost.

Store physical inventories are taken on a cycle basis throughout the fiscal year. Store inventories subsequent to a physical inventory are charged at cost for shipments of merchandise to the stores and are relieved at cost for the sale of merchandise.

PROPERTY AND EQUIPMENT

Depreciation is provided principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years, furniture and fixtures from 2 to 10 years, and leasehold improvements for 10 years or the remainder of the lease, whichever is shorter.

Depreciation expense amounted to $19,880,000, $18,921,000 and $15,675,000 in fiscal 1998, 1997 and 1996, respectively. Maintenance and repair expenditures are charged to expense as incurred and betterments and major renewals are capitalized.

SOFTWARE DEVELOPMENT

The AICPA issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), effective for fiscal years beginning after December 31, 1997. This statement requires companies to capitalize payroll and other internal costs as well as any external costs related to software development. The Company adopted SOP 98-1 in fiscal 1998, and the impact of adoption was not material.

INTANGIBLE ASSETS

Other assets include, among other things, the value assigned for trade names, favorable lease interest, and other intangible assets acquired in connection with purchased businesses totaling $2,469,000 and $3,219,000 at January 31, 1998 and February 1, 1997, respectively, and are being amortized primarily on a straight-line basis over 7 to 20 years. Amortization expense was $750,000 in both fiscal 1998 and 1997, and $812,000 in fiscal 1996.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' net book value. There were no long-lived assets that required recognition of an impairment loss at January 31, 1998 or February 1, 1997.

FINANCIAL INSTRUMENTS

All financial instruments are considered to have a fair value which approximates carrying value at January 31, 1998 and February 1, 1997, unless otherwise specified. The Company has entered into interest rate swap and interest rate cap agreements to hedge against interest rate risk. The interest differentials from these swaps are recorded as interest expense as incurred.

STOCK-BASED COMPENSATION PLANS

The Company has three stock-based compensation plans, which are described in
Note 6. The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and will continue to apply Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its plans.

STORE OPENING EXPENSES

Store opening expenses are charged to operations as incurred, which is generally the same period that the store is opened.

ADVERTISING COSTS

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $24,418,000, $20,298,000 and $23,053,000 for fiscal 1998, 1997 and 1996 respectively.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting on Comprehensive Income". SFAS 130 would become effective for the Company in the first quarter of fiscal 1999. As the Company currently has no items that qualify as comprehensive income under the definitions of SFAS 130, the Statement will not effect the presentation of previously reported results, and is not expected to impact future financial reporting.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company in fiscal 1999. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for its products and services and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.



NOTE 2 - INCOME TAXES

The significant components of income tax expense are as follows:


Fiscal Year                                                     1998                     1997                 1996
-----------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Current:
Federal                                                  $        16,864          $       14,578         $       1,712
State and local                                                    2,330                   1,470                   453
                                                         ---------------          --------------         -------------
                                                                  19,194                  16,048                 2,165
Deferred                                                              (3)                 (1,286)                8,288
                                                         ---------------          --------------         -------------
Total income tax expense                                 $        19,191          $       14,762         $      10,453
                                                         ===============          ==============         =============

The reconciliation of income tax at the statutory rate to income tax expense is as follows:


Fiscal Year                                                      1998                    1997               1996
----------------------------------------------------------------------------------------------------------------------
(Thousands of dollars)
Federal income tax at the
statutory rate                                           $        17,909          $       13,778         $       9,769
Effect of:
 State and local taxes                                             1,515                     956                   294
 Other, net                                                         (233)                     28                   390
                                                         ---------------          --------------         -------------
Provision for income taxes                               $        19,191          $       14,762         $      10,453
                                                         ===============          ==============         =============

The significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                            Asset/(Liability)
                                                                       ------------------------
Fiscal Year                                                            1998                1997
--------------------------------------------------------------------------------------------------
(Thousands of dollars)
Current
-------
Deferred tax assets:
  Inventory items                                                 $      2,539      $      2,085
  Benefit programs                                                       1,629             1,285
  Lease obligations                                                      1,185               882
  Other                                                                    604               446
                                                                  ------------      ------------
                                                                         5,957             4,698
Deferred tax liabilities:
  Basis difference in net assets acquired                               (6,490)           (6,301)
  Real estate taxes                                                       (446)             (258)
  Personal property taxes                                                 (294)             (306)
                                                                  ------------      ------------
                                                                        (7,230)           (6,865)
                                                                  ------------      ------------
Net current deferred taxes                                        $     (1,273)     $     (2,167)
                                                                  ============      ============
Non-current
-----------
Deferred tax assets:
  Unearned compensation                                           $        225      $        696
  Other                                                                    311               273
                                                                  ------------      ------------
                                                                           536               969
Deferred tax liabilities:
  Depreciation                                                         (14,056)          (13,650)
  Basis difference in net assets acquired                                 (623)             (626)
  Other                                                                   (105)              (50)
                                                                  ------------      ------------
                                                                       (14,784)          (14,326)
                                                                  ------------      ------------
Net non-current deferred taxes                                    $    (14,248)     $    (13,357)
                                                                  ============      ============

The Company did not record any valuation allowances against deferred tax assets as of January 31, 1998 or February 1, 1997.


NOTE 3 - FINANCING

The Company has an unsecured $250,000,000 five-year revolving credit agreement (the "Credit Facility") with a group of banks (the "Bank Group") that expires January 31, 2003. The Credit Facility was amended on June 2, 1997 and on March 4, 1998, to improve pricing and modify or eliminate certain covenants. The March 4, 1998 amendment increased the Credit Facility to $250,000,000 from $200,000,000 and included a provision allowing the Company to acquire House of Fabrics, Inc., as discussed in Note 9.

The Company's weighted average interest rate and weighted average borrowings under the Credit Facility and other bank borrowings were 6.00 percent and $49,008,000 during fiscal 1998, 6.33 percent and $83,100,000 during fiscal 1997 and 6.95 percent and $100,700,000 during fiscal 1996, respectively.

The weighted average interest rate under the Credit Facility and other bank borrowings was 6.10 percent at January 31, 1998. Interest on borrowings under the Credit Facility is calculated at an applicable margin over prime, federal funds or LIBOR rates, based on the achievement of specified ranges of certain financial covenants. The Company pays a facility fee on the revolving commitment amount which ranges from 10 basis points to 30 basis points based on the achievement of specified ranges of certain financial covenants.

The Credit Facility contains financial covenants which require the Company to, among other things, maintain a minimum tangible net worth and fixed charge coverage and current funded indebtedness ratios as well as a financial covenant which limits the Company's defined leverage ratio. The Company is in compliance with all financial covenants contained in the Credit Facility. The maximum allowable combined outstanding debt for the Credit Facility and other bank borrowings is $280,000,000.

On March 15, 1998, the Company entered into a five-year interest rate swap agreement with one of the banks in the Bank Group under which it will pay quarterly to the counter-party interest at a fixed rate of 5.98 percent and the counter-party will pay quarterly to the Company interest at a variable rate based on the three-month LIBOR rate. The notional amount of this interest rate swap agreement is $75,000,000 reducing to $50,000,000 on March 15, 2001 for the remainder of the term of the agreement.

On June 30, 1997, the Company redeemed all of its outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of 101.785 percent of principal. The debenture holders had the option to convert their debentures into common shares at a conversion price of $24.375 per share, or to accept redemption at the stated premium.

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

NOTE 4 - CAPITAL STOCK

The following table details the common stock ($0.05 stated value) activity for fiscal 1998 and fiscal 1997:


                                                           Common Shares Outstanding
                                                               Net of Treasury                  Shares
                                                 --------------------------------------           in
                                                        Class A              Class B           Treasury
----------------------------------------------------------------------------------------------------------

Balance at January 27, 1996                            9,268,950             9,217,158           1,421,130
  Exercise of stock options                              144,732               140,832                 ---
  Issuance of restricted stock                            27,000                 2,000                 ---
  Cancellation of restricted stock                       (12,000)              (10,000)                ---
  Purchase of common stock                              (407,525)             (450,506)            858,031
                                                 ---------------      ----------------        ------------
Balance at February 1, 1997                            9,021,157             8,899,484           2,279,161
  Exercise of stock options                              299,134               371,664                 ---
  Issuance of restricted stock                           132,500                   ---                 ---
  Cancellation of restricted stock                       (30,000)              (10,000)                ---
  Issuance of common stock upon conversion
       of debentures                                      22,062                22,062                 ---
  Issuance of treasury shares                             19,485                20,111             (39,596)
  Purchase of common stock                                  (423)                 (575)                998
                                                 ---------------      ----------------        ------------
Balance at January 31, 1998                            9,463,915             9,302,746           2,240,563
                                                 ===============      ================        ============

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

At January 31, 1998 and February 1, 1997, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding. At January 31, 1998 and February 1, 1997, there were 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares authorized for issuance.

SHAREHOLDERS' RIGHTS PLAN

Under the Company's Shareholders' Rights Plan, as amended, one right is issued for each Class A Common Share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 20 percent or more of the outstanding Class A Common Shares or the Board of Directors declares a person or group to be an "adverse person," as defined in the Plan. When exercisable, each right initially entitles a holder to purchase one Class A Common Share for $105.75. If at any time after the rights become exercisable, the Company is acquired in a merger or certain other business transactions occur, each right would then enable the holder thereof to purchase one common share of the acquiring company, or under certain circumstances, one Class A Common Share of the Company for $0.50. The rights, which do not have voting privileges, expire in 2000, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.


NOTE 5 - EARNINGS PER SHARE

In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 revised the calculation methods and disclosures regarding earnings per common share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method and the assumed conversion of all of the Company's 6 1/4% Convertible Subordinated Debentures ("Debentures") on the first day of each fiscal year. The assumed conversion of the Debentures is not included in the diluted earnings per common share calculation for fiscal 1996 because it is anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per common share for the fiscal years presented (in thousands of dollars except for share and per share data):


Fiscal Year                                           1998                      1997                              1996
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE:
Net income before extraordinary item            $        31,978           $        24,603              $          17,458
Extraordinary loss on debt prepayment                    (1,136)                      ---                            ---
                                                ---------------           ---------------              -----------------
Net income                                      $        30,842           $        24,603              $          17,458
                                                ===============           ===============              =================
Weighted average shares outstanding                  18,393,827                17,930,367                     18,415,419
Net income per common share before
                extraordinary item              $          1.74           $          1.37              $            0.95
Extraordinary item                                        (0.06)                      ---                           ---
                                                ---------------           ---------------              -----------------
Net income per common share                     $          1.68           $          1.37              $            0.95
                                                ===============           ===============              =================


DILUTED EARNINGS PER COMMON SHARE:
Net income before extraordinary item            $         31,978          $         24,603             $           17,458
Debenture interest net of tax                                893                     2,226                        ---
                                                ----------------          ----------------             ------------------
Net income before extraordinary item
       and Debenture interest                             32,871                    26,829                         17,458
Extraordinary loss on debt prepayment                     (1,136)                      ---                            ---
                                                ----------------          ----------------             ------------------
Net income before Debenture interest            $         31,735          $         26,829             $           17,458
                                                ================          ================             ==================

Weighted average shares outstanding                   18,393,827                17,930,367                     18,415,419
Incremental shares from assumed exercise
                of stock options                       1,223,985                   947,749                        877,423
Incremental shares from assumed
                conversion of Debentures                 974,068                 2,337,764                            ---
                                                ----------------          ----------------             ------------------
                                                      20,591,880                21,215,880                     19,292,842
                                                ================          ================             ==================

Net income per common share before
                extraordinary item              $           1.60          $           1.26             $             0.90
Extraordinary item                                         (0.06)                      ---                            ---
                                                ----------------          ----------------             ------------------
Net income per common share                     $           1.54          $           1.26             $             0.90
                                                ================          ================             ==================


As a result of the adoption of SFAS 128, the Company's reported earnings per common share were restated for fiscal 1997 and 1996. Previously reported primary earnings per share and earnings per share assuming full dilution under APB 15 were $1.30 and $1.26 in fiscal 1997 and $0.91 and $0.89 in fiscal 1996, respectively.


NOTE 6 - STOCK-BASED COMPENSATION PLANS

STOCK OPTION PLANS

Nonqualified stock options have been granted to certain officers and key employees under the Company's 1990 Employee Stock Option and Stock Appreciation Rights Plan (the "Employee Plan") at prices not less than fair market value of the common stock at the date of grant. The Employee Plan also permits the granting of stock appreciation rights (SAR's), with respect to all or part of the common stock subject to any option granted under this plan. The options and stock appreciation rights become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire ten years after the date of the grant. Future options and stock appreciation rights granted can relate to Class A Common Shares, Class B Common Shares, or a combination of both. There are 842,371 Class A Shares authorized for future option and stock appreciation right grants under the Employee Plan at January 31, 1998.

During fiscal 1997, the shareholders approved the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan") which succeeded the 1988 Stock Option Plan for Non-Employee Directors. Under the Directors Plan, stock options are automatically granted to each non-employee director upon their election to the board and annually thereafter at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. There are 85,000 Class A Shares and 85,000 Class B Shares authorized for future option grants under the Directors Plan at January 31, 1998.

The Company applies APB Opinion 25 and related Interpretations in accounting for the Employee Plan and the Directors Plan (collectively the "Plans") and, accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under these Plans consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (in thousands of dollars except for earnings per share data):

                                              1998                            1997                         1996
                                   ------------------------------------------------------------------------------------
                                         As            Pro           As             Pro            As          Pro
                                      Reported       forma        Reported         forma        Reported      forma
                                   --------------------------   --------------------------    -------------------------

Net income                         $   30,842    $   29,772     $    24,603     $   23,868    $   17,458    $   17,322

Earnings per common share:
   Basic                           $     1.68    $     1.62     $      1.37     $     1.33    $     0.95    $     0.94
   Diluted                               1.54          1.46            1.26           1.24          0.90          0.90



The pro forma disclosures presented are not representative of the future effects on net income and net income per share because only awards granted after fiscal 1996 are permitted to be included, as the disclosure only requirements of SFAS 123 are phased in over a period of years starting in fiscal 1997.

For purposes of computing the pro forma disclosures above, the fair values of the options granted under the Plans during fiscal 1998, 1997 and 1996 were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of Class A and Class B option grants were: risk-free interest rates ranging from 5.8 to 6.3 percent for Class A and 5.9 to 6.3 percent for Class B, expected volatility ranging from 34.5 to 37.4 percent for Class A and 31.7 to 34.0 percent for Class B, expected lives ranging from 2.9 to
5.6 years for Class A and 3.3 to 6.5 years for Class B and no expected dividends for either class of shares.

The following is a summary of the Company's stock option activity for the plans:


                                                                  Class A Options          Class B Options
                                                       ------------------------------------------------------------
                                                                           Weighted                    Weighted
                                                                            Average                     Average
                                                            Number         Exercise     Number          Exercise
                                                         of Options          Prices   of Options        Prices
                                                       ----------------------------   -----------------------------
Outstanding at January 28, 1995                           1,502,427       $   8.79    1,502,427      $     8.79
  Granted                                                    66,075          13.34      418,325           11.46
  Exercised                                                 (71,618)          7.51      (60,132)           6.59
  Canceled                                                 (148,429)          8.83     (148,429)           8.83
                                                       ------------                   ---------

Outstanding at January 27, 1996                           1,348,455           9.10    1,712,191            9.50
  Granted                                                    81,500          14.62      345,100           14.73
  Exercised                                                (144,732)          4.34     (140,832)           4.90
  Canceled                                                  (78,744)         10.87     (105,356)          10.92
                                                       ------------                   ---------

Outstanding at February 1, 1997                           1,206,479           9.70    1,811,103           10.66
  Granted                                                    58,000          21.43      487,750           20.33
  Exercised                                                (299,134)          7.36     (371,664)           7.92
  Canceled                                                  (86,325)         12.65     (181,677)          12.73
                                                       ------------                   ---------

Outstanding at January 31, 1998                             879,020       $  10.98    1,745,512      $    13.73
                                                       ============                   =========


Exercisable at January 31, 1998                             703,120       $  10.02      892,862      $    10.53
Weighted average fair value of options
  granted during fiscal 1998                           $       8.22                   $    8.05

Exercisable at February 1, 1997                             914,854       $   9.40    1,011,400      $     9.49
Weighted average fair value of options
    granted during fiscal 1997                         $       5.45                    $   5.58

Exercisable at January 27, 1996                             870,376       $   9.27      881,862      $     9.24
Weighted average fair value of options
   granted during fiscal 1996                          $       4.94                    $   4.32


The following table summarizes the status of stock options outstanding and exercisable at January 31, 1998:


                 Class A Options Outstanding                                            Class A Options Exercisable
----------------------------------------------------------------------------   -----------------------------------------
                                                             Weighted
                                              Weighted        Average                                  Weighted
                        Range of              Average        Remaining                                  Average
   Number               Exercise              Exercise      Contractual              Number            Exercise
 Outstanding             Prices                Prices          Life               Exercisable           Prices
----------------------------------------------------------------------------   -----------------------------------------
    653,970    $   2.38    to  $   16.00      $    7.99      5.3 years                534,070         $     7.15
    225,050    $  16.01    to  $   23.69      $   19.66      5.4 years                169,050         $    19.07
-----------                                                                    --------------
    879,020    $   2.38    to  $   23.69      $   10.98      5.3 years                703,120         $    10.02
===========                                                                    ==============


                 Class B Options Outstanding                                            Class B Options Exercisable
----------------------------------------------------------------------------   -----------------------------------------
                                                             Weighted
                                              Weighted        Average                                  Weighted
                        Range of              Average        Remaining                                  Average
   Number               Exercise              Exercise      Contractual              Number            Exercise
 Outstanding             Prices                Prices          Life               Exercisable           Prices
------------------------------------------------------------------------------------------------------------------------
    854,987    $   2.38    to  $   15.00      $    8.57      5.9 years                667,337         $     7.99
    890,525    $  15.01    to  $   23.13      $   18.68      8.4 years                225,525         $    18.04
-----------                                                                    --------------
  1,745,512    $   2.38    to  $   23.13      $   13.73      7.2 years                892,862         $    10.53
===========                                                                    ==============

RESTRICTED STOCK AWARDS

Restricted shares of the Company's common stock have been awarded to executive officers and senior management under the 1994 Executive Incentive Plan. The vesting periods for these restricted shares are generally five years with all rights to such restricted stock terminating without any payment of consideration by the Company unless the grantee remains in the continuous employment of the Company throughout the vesting period. Unearned compensation resulting from the issuance of shares under this plan is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders' equity. 510,000 Class A and 510,000 Class B Common Shares have been reserved for the plan. At January 31, 1998, 238,500 Class A and 61,000 Class B restricted shares were outstanding under the plan and 271,500 Class A and 449,000 Class B Common Shares are available for future awards. During fiscal 1998, 132,500 Class A restricted shares were granted at a weighted average market value of $20.96; during fiscal 1997, 27,000 Class A and 2,000 Class B restricted shares were granted at weighted average market values of $14.09 and $11.75, respectively, and during fiscal 1996, 42,000 Class A restricted shares were granted at a weighted average market value of $12.31.


NOTE 7 - EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN AND POSTRETIREMENT BENEFITS

The Company sponsors a tax-deferred savings plan (the "Savings Plan") whereby eligible employees may elect quarterly to contribute up to the lesser of 10 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of 4 percent of the employee's compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of the treasury or by purchasing shares on the open market. The amount of the Company's matching contribution in fiscal 1998, 1997 and 1996 was $794,000, $894,000 and $759,000,
respectively. Plan assets included 441,273 shares of Class A Common Stock and 267,406 shares of Class B Common Stock at January 31, 1998. The Company does not provide postretirement health care benefits for its employees.

NOTE 8 - LEASES

Principally all of the Company's retail stores operate out of leased facilities. All store leases are operating leases, generally for periods up to 10 years with renewal options for up to 20 years. Certain leases contain escalation clauses and, in some cases, provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area maintenance expenses. The Company also leases certain store equipment, generally under five-year lease terms.

The following is a schedule of future minimum rental payments under non-cancelable operating leases:


                                                                        Minimum
Fiscal Year                                                             Rentals
----------------------------------------------------------------------------------
(Thousands of dollars)

1999                                                            $        77,538
2000                                                                     75,161
2001                                                                     68,316
2002                                                                     59,950
2003                                                                     46,011
Thereafter                                                              121,908
                                                                ---------------
                                                                $       448,884
                                                                ===============

Rent expense was as follows:


Fiscal Year                      1998               1997                  1996
-------------------------------------------------------------------------------
(Thousands of dollars)

Minimum rentals             $       78,649   $        73,728    $        69,672
Contingent rentals                   1,833             1,392              1,849
Sublease rentals                    (2,077)           (1,897)            (1,767)
                            --------------   ---------------    ---------------
                            $       78,405   $        73,223    $        69,754
                            ==============   ===============    ===============



NOTE 9 - SUBSEQUENT EVENT - HOUSE OF FABRICS ACQUISITION

On March 9, 1998, the Company acquired, through a cash tender offer, 77.2 percent of the outstanding common stock of House of Fabrics, Inc. ("HOF"), for $4.25 per share. A special meeting of the shareholders of HOF is expected to be held in late April 1998 to approve the merger of HOF with a wholly-owned acquisition subsidiary of the Company formed for the sole purpose of completing the HOF acquisition. The shares of HOF common stock not already owned by the Company will be canceled and converted into the right to receive $4.25 in cash. The total value of the transaction, including debt and other long-term liabilities, is approximately $96,000,000. The funds used to acquire HOF were provided by internally generated funds and borrowings under the Credit Facility.

The acquisition will be recorded using the purchase method, and, accordingly, the results of operations of HOF will be included in the Company's consolidated financial statements after March 9, 1998. HOF operates 261 fabric and craft stores, concentrated in the western United States, under the names of House of Fabrics, SoFro Fabrics, Fabricland and Fabric King.

Summarized below are the unaudited pro forma combined results of operations for fiscal 1998 of the Company and HOF as if the acquisition had occurred as of the beginning of fiscal 1998:

(Thousands of Dollars, Except Per Share Data)

                                                                  Pro Forma
                                                                   Combined
                                                                  (Unaudited)
                                                             -------------------
Net sales                                                    $       1,209,197
Net income before extraordinary items                        $          25,215
Net income                                                   $          24,079
Earnings per common share before extraordinary item:
           Basic                                             $            1.37
           Diluted                                           $            1.27
Earnings per common share:
           Basic                                             $            1.31
           Diluted                                           $            1.21

The pro forma combined results of operations presented assume the Company acquires all of the common stock of HOF. The purchase price allocation used in preparing this pro forma financial information is based on preliminary estimates and resulting goodwill was amortized on a straight-line basis using a 40-year life. The pro forma combined results of operations do not include any non-recurring charges or credits directly attributable to the acquisition that may be incurred by the Company following its completion. The non-recurring charges or credits cannot currently be estimated but could be significant to the Company's results of operations for the fifty-two weeks ended January 30, 1999.

The pro forma financial information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the HOF acquisition been consummated at the beginning of the period presented. In addition, the information is not intended to be a projection of future results and does not reflect synergies that may be achieved from combined operations.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly high and low closing stock prices for fiscal 1998 and 1997 are presented in the table below:

                                     CLASS A                                                          CLASS B
                                  COMMON STOCK                                                      COMMON STOCK
------------------------------------------------------------------------------------------------------------------------------------
                                     HIGH                         LOW                      HIGH                        LOW
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 1998:
January 31, 1998              $   25                $    20 3/16         $    21  7/8        $     19 5/8
November 1, 1997                  25 5/16                21  5/8              22 9/16              20 1/4
August 2, 1997                    27 9/16                21  1/8              24  3/8              19 1/2
May 3, 1997                       23                     15  3/4              21                   15

Fiscal 1997:
February 1, 1997                  16  7/8                12  5/8              15  3/4              12 5/8
October 26, 1996                  15  3/8                12  1/2              14  3/8              12 1/8
July 27, 1996                     16  7/8                10  1/4              15  3/4              10
April 27, 1996                $   14  1/4            $    9  7/8         $    12  3/4        $      9 7/8


Summarized below are the unaudited results of operations by quarter for fiscal
1998 and 1997:


                                                                      First             Second            Third           Fourth
Fiscal 1998                                                         Quarter             Quarter          Quarter         Quarter
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Net sales                                                         $   218,826      $     197,474     $   247,180     $   311,517
Gross profit                                                           96,138             88,256         114,569         142,865

Net income (loss) before extraordinary item                             2,608             (1,003)          9,300          21,073
Extraordinary loss on debt prepayment, net
   of tax benefit of $682                                                 ---             (1,136)            ---             ---
                                                                -------------      -------------     -----------     -----------
Net income (loss)                                                 $     2,608      $      (2,139)    $     9,300     $    21,073
                                                                =============      =============     ===========     ===========

Earnings (loss) per common share before extraordinary item (a):
        Basic                                                     $      0.14      $       (0.05)    $      0.50     $      1.13
        Diluted                                                          0.14              (0.05)           0.47            1.07

Extraordinary loss on debt prepayment (a):
        Basic                                                     $       ---      $       (0.06)    $       ---     $       ---
        Diluted                                                           ---              (0.06)            ---             ---
Earnings (loss) per common share (a):
        Basic                                                     $      0.14      $       (0.12)    $      0.50     $      1.13
        Diluted                                                          0.14              (0.12)           0.47            1.07




                                                  First               Second                Third                  Fourth
Fiscal 1997                                      Quarter              Quarter               Quarter                Quarter
---------------------------------------------------------------------------------------------------------------------------
(Thousands of dollars, except per share data)

Net sales                                      $    203,028        $    188,865       $      229,587       $       307,471
Gross profit                                   $     88,387        $     82,101       $      104,070       $       137,536
Net income (loss)                              $      1,070        $     (2,416)      $        7,961       $        17,988

Earnings (loss) per common share (a):
   Basic                                       $       0.06        $      (0.14)      $         0.45       $          1.01
   Diluted                                     $       0.06        $      (0.14)      $         0.41       $          0.87

(a) Earnings per common share calculations for each quarter are restated to reflect accounting changes required under Statement of Accounting Standards No. 128, "Earnings per Share". See Note 5.


REPORT OF MANAGEMENT

TO THE SHAREHOLDERS OF FABRI-CENTERS OF AMERICA, INC.

We have prepared the accompanying consolidated financial statements and related information included herein for the years ended January 31, 1998, February 1, 1997 and January 27, 1996. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with generally accepted accounting principles, based on our best estimates and judgments and giving due consideration to materiality.

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



Alan Rosskamm                                      Brian P. Carney
Chairman of the Board, President                   Executive Vice President
and Chief Executive Officer                        and Chief Financial Officer

                                Robert R. Gerber
                                Senior Vice President, Controller
                                and Chief Accounting Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF FABRI-CENTERS OF AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Fabri-Centers of America, Inc. (an Ohio corporation) and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fabri-Centers of America, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.




Arthur Andersen LLP
Cleveland, Ohio,
March 15, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Nominees to the Board of Directors" in the Registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Director's Compensation" and "Executive Compensation" (except for the Compensation Committee Report on Executive Compensation and the Performance Graph) in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions, "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ira Gumberg, a Director of the Company, is President and Chief Executive Officer, and a principal shareholder of J.J. Gumberg Co. J.J. Gumberg Co. manages numerous shopping centers, 11 of which contain stores of the Company. Three of the leases were entered into after Mr. Gumberg became a Director of the Company, and the Company believes such leases are on terms, no less favorable to the Company than could have been obtained from an unrelated third party. The aggregate rent and related occupancy charges paid during fiscal 1998 on those 11 stores amounted to $1,159,000.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)   1. Financial Statements

          The following consolidated financial statements of the Registrant are included in Part II, Item 8:

             Consolidated Balance Sheets - January 31, 1998 and February 1, 1997

             Consolidated Statements of Income for the three fiscal years ended January 31, 1998

             Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 1998

             Consolidated Statements of Shareholders' Equity for the three fiscal years ended January 31, 1998

             Notes to Consolidated Financial Statements

             Report of Independent Public Accountants

          2. Financial Statement Schedules

             Selected Quarterly Financial Data for the Fiscal Years Ended January 31, 1998 and February 1, 1997 are included in Part II,
             Item 8


          All other schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto, because the amounts involved are not significant or because the required subject matter is not applicable to the Registrant.

          3. Exhibits

          See the Exhibit Index at sequential page 42 of this report.

          (b) Reports on Form 8-K.

          The Company was not required to and did not file a report on Form 8-K for the 13-week period ended January 31, 1998. Reports on Form 8-K were filed on February 12, 1998 and March 24, 1998 regarding the Registrant's acquisition of House of Fabrics, Inc. as further discussed in Note 9 to Notes to Consolidated Financial Statements. The report on Form 8-K filed on March 24, 1998 includes required financial statements and pro forma information related to the acquisition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   FABRI-CENTERS OF AMERICA, INC.

                   By:    /s/ Alan Rosskamm                       April 24, 1998
                          --------------------------------------
                          Alan Rosskamm
                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Signature                                        Title                                            Date
-------------------------------------     --------------------------------------             -------------
/s/Alan Rosskamm                          Chairman of the Board and Director
----------------
Alan Rosskamm                             (Chief Executive Officer)

/s/Brian P. Carney*                       Executive Vice President and Chief
-------------------
Brian P. Carney                           Financial Officer

/s/Robert R. Gerber*                      Senior Vice President and Controller
--------------------
Robert R. Gerber                          (Chief Accounting Officer)

/s/Betty Rosskamm*                        Director
------------------
Betty Rosskamm

/s/Alma Zimmerman*                        Director
------------------
Alma Zimmerman

/s/Scott Cowen*                           Director
---------------
Scott Cowen

/s/Frank Newman*                          Director
----------------
Frank Newman

/s/Ira Gumberg*                           Director
---------------
Ira Gumberg

/s/Gregg Searle*                          Director
----------------
Gregg Searle

The undersigned, by signing his name hereto, does hereby sign this Form 10-K
Annual Report on behalf of the above-named officers and directors of Fabri-Centers of America, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

                                          *By:          /s/ Alan Rosskamm                     April 24, 1998
                                                       ------------------------------
                                                       Alan Rosskamm, Attorney-in-Fact




                         FABRI-CENTERS OF AMERICA, INC.

              FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                  EXHIBIT INDEX

Official
Exhibit No.                                        Description
-----------        ---------------------------------------------------------------------------------

     2                  Asset Purchase Agreement among Fabri-Centers of America, Inc., FCA of Ohio,
                        Inc., Brown Group, Inc. and Cloth World, Inc. dated August 24, 1994.
                        (Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on October 2, 1994.)

     3     (a)          Form of 1995 Amended Articles of Incorporation of Fabri-Centers of America,
                        Inc.  (Incorporated by reference to an Exhibit in the Registrant's Form 10-Q for the quarter ended July 29, 1995 filed with Commission on September 11, 1995.)

     3     (b)          Amended Regulations. (Incorporated by reference to an Exhibit in the Registrant's
                        Form 8-K filed with the  Commission on December 1, 1993.)

     4     (a)          Form of Second Amendment of Rights Agreement, dated August 2, 1995, between the Registrant and Society National Bank, as successor by merger to
                        Ameritrust Company National Association, as Rights Agent.  (Incorporated by
                        reference to an Exhibit in the Registrant's Form 10-Q for the quarter ended July
                        29, 1995 filed with Commission on September 11, 1995.)

     10    (a)          Form of Split Dollar Life Insurance Agreement between the Registrant and certain of its officers.  (Management contact or compensatory plan or arrangement.  Incorporated by reference to an Exhibit in the Registrant's Form
                        8-K filed with the Commission on December 1, 1993.)

     10    (b)          Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984.  (Management contact or compensatory plan or arrangement.  Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on December 1, 1993.)

     10    (c)          Fabri-Centers of America, Inc. 1979 Supplemental Retirement Benefit Plan as
                        amended.  (Management contact or compensatory plan or arrangement.
                        Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on December 1, 1993.)

     10    (d)          Split Dollar Life Insurance Agreements and Assignments between the Registrant and Betty Rosskamm dated October 19, 1984.  (Management contact or compensatory plan or arrangement.  Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on December 1, 1993.)

     10    (e)          Fabri-Centers of America, Inc. Executive Incentive Plan dated March 19, 1980 as amended.  (Management contact or compensatory plan or arrangement.
                        Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on December 1, 1993.)

     10    (f)          Form of Employment Agreement between the Registrant and certain Executive
                        Officers.  (Management contact or compensatory plan or arrangement.
                        Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on December 1, 1993.)




                                  Exhibit Index
                                   -continued-

 Official
Exhibit No.                            Description
----------              ---------------------------------------------------------------------------------
     10    (g)          Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock
                        Appreciation Rights Plan as amended.  (Management contact or compensatory plan or arrangement.  Incorporated by reference to an Exhibit in the Registrant's
                        Form 8-K filed with the Commission on December 1, 1993.)

     10    (h)          Credit Agreement dated as of September 30, 1994 and amended through
                        March 4, 1998 among Fabri-Centers of America, Inc. as borrower, the Banks which are Signatories thereto and Keybank National Association, as Agent

     10    (i)          Restated Employment Agreement between Robert L. Norton (former officer) and
                        Fabri-Centers of America, Inc., dated April 22, 1994.  (Management contract or compensatory plan or arrangement.  Incorporated by reference to an Exhibit in the Registrant's Form 8-K filed with the Commission on October 2, 1994.)

     10    (j)          Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee
                        Directors.  (Management contract or compensatory plan or arrangement.
                        Incorporated by reference to Exhibit A to the Registrant's Proxy Statement for
                        its Annual Meeting held on June 12, 1996.)

     10    (k)          House of Fabrics, Inc. Non-Standardized 401(k) Plan.  (Management contract or compensatory plan or arrangement.  Incorporated by reference to Exhibit 10 in
                        House of Fabrics, Inc.'s (commission file number 1-7927) Form 10-K filed with the Commission on May 1, 1997.)

     21                 List of Subsidiaries

     23                 Consent of Independent Public Accountants

     24                 Directors and Officers Power of Attorney

     27                 Financial Data Schedule