Form 10-Q
period 1998-05-02
FABRI CENTERS OF AMERICA INC
filed 1998-06-16
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------



   For the Quarter Ended May 2, 1998               Commission File No. 1-6695
---------------------------------------         --------------------------------


                         FABRI-CENTERS OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Ohio                                        34-0720629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       5555 Darrow Road
         Hudson, Ohio                                       44236
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

       (330) 656 - 2600
-------------------------------
(Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                              -------         -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Common Stock outstanding at May 29, 1998:  9,516,704

         Shares of Class B Common Stock outstanding at May 29, 1998:  9,374,935

FABRI-CENTERS OF AMERICA, INC.
Form 10-Q Index
For the quarter ended May 2, 1998
--------------------------------------------------------------------------------

PART I.     FINANCIAL INFORMATION:
            Item 1.    Financial Statements (Unaudited)                                                 Page Numbers

                       Consolidated Balance Sheets as of May 2, 1998 and January 31, 1998                    3

                       Consolidated Statements of Income for the Thirteen Weeks
                       Ended May 2, 1998 and May 3, 1997                                                     4

                       Consolidated Statement of Cash Flows for the Thirteen Weeks
                       Ended May 2, 1998 and May 3, 1997                                                     5

                       Notes to Consolidated Financial Statements                                          6-8

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                          9-10

PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                                                     11

            Signatures                                                                                      12

                          PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Fabri-Centers of America, Inc.

(Millions of dollars)                                                 MAY 2, 1998                  JANUARY 31, 1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                       $              19.6               $              14.8
    Inventories                                                             359.4                             294.7
    Prepaid expenses and other current assets                                19.8                              12.6
    Deferred income taxes                                                    20.8                               ---
    Receivable from liquidator                                               23.7                               ---
                                                              -------------------               -------------------
Total current assets                                                        443.3                             322.1
Property and equipment, at cost:
    Land                                                                      2.5                               1.7
    Buildings                                                                25.7                              24.2
    Furniture and fixtures                                                  131.0                             122.6
    Leasehold improvements                                                   56.1                              47.1
                                                              -------------------               -------------------
                                                                            215.3                             195.6
    Less accumulated depreciation and amortization                           98.8                              85.6
                                                              -------------------               -------------------
                                                                            116.5                             110.0
Goodwill, net                                                                33.6                               ---
Other assets                                                                 15.9                              15.7
                                                              -------------------               -------------------
Total assets                                                  $             609.3               $             447.8
                                                              ===================               ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                          $             143.5               $             120.6
    Accrued expenses                                                         54.3                              32.5
    Accrued income taxes                                                      ---                              10.4
    Deferred income taxes                                                     ---                               1.3
                                                              -------------------               -------------------
Total current liabilities                                                   197.8                             164.8
Long-term debt                                                              132.0                              24.7
Deferred income taxes                                                        16.6                              14.2
Other long-term liabilities                                                  25.3                               3.2
Shareholders' equity:
    Common Stock:
      Class A                                                                 0.5                               0.5
      Class B                                                                 0.5                               0.5
    Additional paid-in capital                                               90.0                              88.9
    Unamortized restricted stock awards                                      (3.0)                             (3.2)
    Retained earnings                                                       167.8                             172.3
                                                              -------------------               -------------------
                                                                            255.8                             259.0
    Treasury stock, at cost                                                 (18.2)                            (18.1)
                                                              -------------------               -------------------
    Total shareholders' equity                                              237.6                             240.9
                                                              -------------------               -------------------
Total liabilities and shareholders' equity                    $             609.3               $             447.8
                                                              ===================               ===================
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Fabri-Centers of America, Inc.
(Millions of dollars, except per share data)


THIRTEEN WEEKS ENDED                                                 MAY 2, 1998                              MAY 3, 1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $            252.9                       $            218.8
Cost of sales                                                              136.8                                    122.7
Selling, general and administrative expenses                               103.2                                     85.1
Depreciation and amortization                                                6.4                                      5.3
Non-recurring charge                                                        12.2                                      ---
                                                              ------------------                       ------------------
Operating profit (loss)                                                     (5.7)                                     5.7
Interest expense, net                                                        1.5                                      1.5
                                                              ------------------                       ------------------
Income (loss) before income taxes                                           (7.2)                                     4.2
Income taxes                                                                (2.8)                                     1.6
                                                              ------------------                       ------------------
Net income (loss)                                             $             (4.4)                      $              2.6
                                                              ==================                       ==================
Earnings (loss) per common share:
    Basic and diluted                                         $            (0.23)                      $             0.14
                                                              ==================                       ==================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Fabri-Centers of America, Inc.
(Millions of dollars)

THIRTEEN WEEKS ENDED                                                                     MAY 2, 1998                  MAY 3, 1997
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
Net income (loss)                                                                $              (4.4)         $               2.6
Adjustments to reconcile net income to net cash used for operating activities:
    Non-cash portion of non-recurring charge                                                     9.7                          ---
    Depreciation and amortization                                                                6.4                          5.3
    Loss on disposal of fixed assets                                                             1.1                          0.1
    Deferred income taxes                                                                       (1.0)                         0.6
Changes in operating assets and liabilities (net of effects of Acquisition):
    (Increase) decrease in inventories                                                         (23.1)                         0.9
    (Increase) decrease in prepaid expenses and other current assets                             3.2                         (0.9)
    Increase in accounts payable                                                                 7.5                          8.1
    Decrease in accrued expenses                                                               (15.8)                       (10.3)
    Decrease in accrued income taxes                                                           (10.4)                        (8.1)
                                                                                 --------------------         -------------------
Net cash used for operating activities                                                         (26.8)                        (1.7)
Investing activities:
    Capital expenditures                                                                        (6.2)                        (4.1)
    House of Fabrics acquisition, net of cash acquired                                         (23.5)                         ---
    Other, net                                                                                   ---                         (0.4)
                                                                                 --------------------         -------------------
Net cash used for investing activities                                                         (29.7)                        (4.5)
Financing activities:
    Proceeds from long-term debt                                                                60.8                          8.6
    Repayment of long-term debt                                                                  ---                         (4.1)
    Other long-term liabilities                                                                 (0.4)                         0.4
    Proceeds from exercise of stock options                                                      0.9                          1.1
    Issuance of treasury shares                                                                  0.2                          0.2
    Purchase of common stock                                                                    (0.2)                         ---
                                                                                 -------------------          -------------------
Net cash provided by financing activities                                                       61.3                          6.2
                                                                                 -------------------          -------------------
Net increase in cash                                                                             4.8                          ---
Cash and cash equivalents at beginning of period                                                14.8                         12.6
                                                                                 -------------------          -------------------
Cash and cash equivalents at end of period                                       $              19.6          $              12.6
                                                                                 ===================          ===================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                   $               0.8          $               2.2
      Income taxes                                                                               7.9                          9.1
    Acquisition of House of Fabrics:
            Fair value of assets acquired, net of cash                           $            (144.3)
            Fair value of liabilities assumed                                                  126.0
                                                                                 -------------------
            Net cash payments to date                                                          (18.3)
            Amount payable for shares not yet tendered                                          (5.2)
                                                                                 -------------------
            Total                                                                $             (23.5)
                                                                                 ===================
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fabri-Centers of America, Inc.
May 2, 1998, January 31, 1998 and May 3, 1997

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Fabri-Centers of America, Inc., and its wholly-owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes, thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (fiscal 1998).

The Company's business is seasonal, therefore, earnings or losses for a particular interim period are not necessarily indicative of full year results. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods.

Note 2 - Acquisition of House of Fabrics, Inc.

On March 9, 1998, the Company acquired, through a cash tender offer, 77.2% of the outstanding common stock of House of Fabrics, Inc. ("HOF") for $4.25 per share (the "Acquisition"). On April 21, 1998, the merger of HOF with a wholly-owned subsidiary of the Company was approved at a special meeting of the shareholders of HOF. As a result, HOF became a wholly-owned subsidiary of the Company and all shares of HOF common stock not already owned by the Company were canceled and converted into the right to receive $4.25 in cash. The total value of the transaction was approximately $98.8 million, including the assumption of debt and other long-term liabilities aggregating $75.6 million. The funds used to acquire HOF were provided by borrowings under the Credit Facility.

The Acquisition was recorded using the purchase method. Accordingly, the carrying values of HOF's net assets, including the establishment of reserves for the costs described below, have been adjusted to their estimated fair values. The excess of the purchase price paid over the net identifiable assets and liabilities totaled $33.7 million and is reported as goodwill, which will be amortized on a straight-line basis over a 40-year life. Certain estimates, primarily of costs to dispose of incompatible inventory, to close acquired stores, and to satisfy related lease obligations, among other things, may be revised based upon information that becomes available in the future. However, the effect of any revisions on the results of operations for the first quarter of fiscal 1999 is not expected to be material. HOF had annual revenues of approximately $240.0 million and operated 261 fabric and craft stores in 27 states at the time of the Acquisition. The results of operations of the 171 HOF stores that will continue in operation have been included in the Company's consolidated statement of income since March 9, 1998.

Pro forma financial information for the year ended January 31, 1998 related to the Acquisition is included in the Company's fiscal 1998 annual report. Those pro forma results do not include the estimated $15 million to $18 million impact on net income of the non-recurring charges to integrate HOF. These charges consist primarily of write-downs of existing assets (primarily those of closing stores) affected by the Acquisition to estimated net realizable value, cost of operating duplicate facilities, and costs associated with the remerchandising and remodeling of the acquired stores. The impact of these charges on first quarter fiscal 1999 results was $12.2 million before taxes ($7.5 million on an after-tax basis or $0.39 per common share). The Company expects the balance of these costs to be incurred over the remaining quarters of fiscal 1999.

Other long-term liabilities include a $22.5 million income tax contingency. Prior to the acquisition of HOF, HOF received refunds totaling $22.5 million pursuant to carrybacks of certain net operating losses on claims filed for refund with the Internal Revenue Service on Forms 1139. The claims for refund have been examined by the Internal Revenue Service and a deficiency notice has been issued. HOF has appealed the deficiency assessment. To the extent that the Internal Revenue Service prevails, in whole or in part, with respect to the disallowance of the loss carryback, the Company will be required to repay the refund attributable to the disallowance.

As of April 23, 1998, the Company sold inventory in 94 HOF stores to a liquidator. A receivable of $23.7 million from the liquidator related to the sale is recorded in current assets at May 2, 1998. This receivable will be collected over the next two fiscal quarters as the liquidator sells the purchased inventory.

Summarized below are the unaudited pro forma combined results of operations for the first quarter of fiscal 1998 of the Company and HOF as if the acquisition had occurred as of the beginning of fiscal 1998:

                                                             Pro Forma
                                                             Combined
                                                            (Unaudited)
----------------------------------------------------------------------------
(Millions of dollars, except per share data)
Net sales                                               $       272.9

Net loss                                                $        (0.2)

Earnings per common share:

        Basic and diluted                               $        (.01)


The pro forma financial information presented is for informational purposes only and is not necessarily indicative of the operating results tht would have occurred had the HOF acquisition been consummated at the beginning of the period presented. In addition, the information is not intended to be a projection of future results and does not reflect synergies that may be achieved from combined operations.

Note 3 - Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirteen weeks ended May 2, 1998 as it is anti-dilutive. In addition, the assumed conversion of the Company's
6 1/4% Convertible Subordinated Debentures, which were outstanding for the entire thirteen week period ended May 3, 1997 (see Note 4), is not included in the diluted earnings per common share calculation because it is anti-dilutive.

The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (all amounts in millions except per share data).


THIRTEEN WEEKS ENDED                                                             MAY 2, 1998                      MAY 3, 1997
---------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE:
Net income (loss)                                                         $             (4.4)               $            2.6
Weighted average shares outstanding                                                     18.8                            18.0
                                                                          ------------------                ----------------
Net income (loss) per common share                                        $            (0.23)               $           0.14
                                                                          ==================                ================
DILUTED EARNINGS PER COMMON SHARE:
Net income (loss)                                                         $             (4.4)               $            2.6
Weighted average shares outstanding                                                     18.8                            18.0
Incremental shares from assumed exercise of stock options                                ---                             1.2
                                                                          ------------------                ----------------
                                                                                        18.8                            19.2
                                                                          ==================                ================
Net income (loss) per common share                                        $            (0.23)               $           0.14
                                                                          ==================                ================

Note 4 - Convertible Subordinated Debentures

On June 30, 1997, the Company redeemed all of its outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of 101.785 percent of principal. The debenture holders had the option to convert their debentures into common shares at a conversion price of $24.375 per share, or to accept redemption at the stated premium. Of the $57.0 million of debentures outstanding, $1.1 million were converted, resulting in the issuance of 22,062 Class A and 22,062 Class B Common Shares. The remaining $55.9 million of debentures were redeemed. In the second quarter of fiscal 1998, the Company recorded an extraordinary loss, net of taxes, of $1.1 million or $0.06 per share, consisting of the redemption premium, unamortized debenture issuance costs and other related expenses.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      On March 9, 1998, the Company acquired, through a cash tender offer, 77.2% of the outstanding common stock of House of Fabrics, Inc. ("HOF") for $4.25 per share. On April 21, 1998, the merger of HOF with a wholly-owned subsidiary of the Company was approved at a special meeting of the shareholders of HOF. See
Note 2 of Notes to Consolidated Financial Statements for further discussion of the Acquisition.


RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED MAY 2, 1998 VS. MAY 3, 1997

      Net sales for the first quarter of fiscal 1999 increased 15.6 percent, or $34.1 million compared to the first quarter of fiscal 1998. Of this increase, $20.2 million was attributable to the HOF stores. Excluding the impact of the HOF stores, sales increased 6.4 percent, or $13.9 million, compared to the first quarter of fiscal 1998. The majority of the sales growth (excluding HOF) was generated by the increase in the number of Jo-Ann etc stores, the Company's 46,000 square foot megastore format (11 stores in fiscal 1999 versus 1 store in fiscal 1998). Comparable store sales increased 1.3 percent for the first quarter of fiscal 1999 over the same quarter a year earlier in which comparable store sales increased 7.0 percent.

      As a percentage of net sales, fiscal 1999 first quarter gross profit was
45.9 percent, an increase of 2.0 percentage points from the same quarter a year earlier. The improvement in the gross profit margin percentage resulted from reduced markdowns on seasonal and clearance merchandise and a reduction in store inventory shrink due to a focus on inventory control disciplines.

      Selling, general and administrative expenses, excluding non-recurring charges, were 43.3 percent of net sales, an increase of 2.0 percentage points from the same quarter of fiscal 1998. The increase resulted from increases, as a percent of sales, in advertising, store opening expenses, information systems development expenses, and distribution service center costs.

      The Company's effective income tax rate was 39.0 percent for the first quarter of fiscal 1999 compared to 37.5 percent for the first quarter of fiscal 1998. The effective tax rate was increased to allow for anticipated higher state income tax expense and the impact of nondeductible amortization of goodwill from the acquisition of HOF.

      Net income for the first quarter of fiscal 1999, excluding the after-tax effect of a non-recurring charge, was $3.1 million or $0.15 per share, compared to net income of $2.6 million, or $0.14 per share, for the same quarter a year earlier.

      The Company's business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. In general, net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Conversely, net earnings are substantially lower during the relatively low-volume sales months of January through August. Capital requirements needed to finance the Company's operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as the Company increases its inventory in preparation for its peak selling season.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's balance sheet at the end of the first quarter of fiscal 1999 was significantly affected by the acquisition of HOF. Total assets increased to $609.3 million at the end of the first quarter from $447.8 million at the end of fiscal 1998. The acquisition added approximately $40 million to the quarter-end inventory and resulted in $33.7 million of goodwill before amortization. Current assets include a $23.7 million receivable from a liquidator that purchased the inventory in 94 HOF stores. The receivable will be collected over the next two fiscal quarters. Other long-term liabilities include a $22.5 million income tax contingency. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this contingency.

      The Company used $26.8 million of cash for operating activities in the first quarter of fiscal 1999 compared to $1.7 million used for operating activities in the first quarter of the prior year. Inventories increased $23.1 million during the first quarter of fiscal 1999; this was primarily related to the opening of four Jo-Ann etc stores and higher levels of inventory in the distribution service center in preparation of planned Jo-Ann etc openings and the servicing of HOF stores.

      Capital expenditures were $6.2 million for the first quarter of fiscal 1999 as compared to $4.1 million for the same period of fiscal 1998. For the full year of fiscal 1999, capital expenditures are expected to be approximately $85.0 million as compared to $36.6 million in the prior year. The higher level of anticipated capital expenditures is related to the Jo-Ann etc openings, installation of enterprise wide management information systems, and remodeling of HOF stores. During the first quarter of fiscal 1999, the Company opened four Jo-Ann etc stores, relocated 4 traditional stores, and closed 13 smaller or under-performing stores. For the balance of fiscal 1999, the Company expects to open approximately 25 new stores (including 13 Jo-Ann etc formats), to relocate 21 stores, and to close 13 smaller stores.

      The Company has an unsecured $250.0 million five-year revolving credit agreement (the "Credit Facility") with a group of banks that expires on January 31, 2003. The Company may borrow up to a maximum of $280.0 million by utilizing funds available under the Credit Facility and other lines of credit. As of May 2, 1998, the Company had borrowings of $132.0 million under the Credit Facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs for fiscal 1999.

      As of May 2, 1998, the Company operated 1,065 stores in 49 states primarily under the names of Jo-Ann Fabrics and Crafts, Jo-Ann etc, Cloth World, New York Fabrics and Crafts, House of Fabrics, SoFro Fabrics, Fabricland, and Fabric King. By September of this year, the Company plans to operate all of its traditional fabric and craft stores under the Jo-Ann Fabrics and Crafts brand name and to change the name of the Company to Jo-Ann Stores, Inc.


FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, the Company's ability to successfully integrate House of Fabrics stores into its operations, and general economic conditions.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

                  a)       Exhibits
                           --------

                           See Exhibit 27 FINANCIAL DATA SCHEDULE

                  b)       Reports on Form 8-K
                           -------------------

                           Events reported on Form 8-K during the Thirteen Weeks Ended May 2, 1998 are disclosed under Item 14(b) in
                           Part IV of the Registrant's Form 10-K filed on April 24, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto, duly authorized.


                                                                     FABRI-CENTERS OF AMERICA, INC.



DATE:           June 16, 1998                                                 /s/ Alan Rosskamm
                                                                     -----------------------------------------------------
                                                                     By:      Alan Rosskamm
                                                                              Chairman, President and
                                                                              Chief Executive Officer



                                                                     /s/ Brian P. Carney
                                                                     -----------------------------------------------------
                                                                     By:      Brian P. Carney
                                                                              Executive Vice President and
                                                                              Chief Financial Officer



                                                                     /s/ Robert R. Gerber
                                                                     -----------------------------------------------------
                                                                     By:      Robert R. Gerber
                                                                              Senior Vice President, Controller and
                                                                              Chief Accounting Officer