Form 10-Q
period 1998-08-01
JO-ANN STORES INC
filed 1998-09-15
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------



  For the Quarter Ended August 1, 1998             Commission File No. 1-6695
----------------------------------------          ----------------------------


                               JO-ANN STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                  Ohio                                   34-0720629
--------------------------------------    --------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

           5555 Darrow Road
               Hudson, Ohio                                 44236
--------------------------------------    --------------------------------------
 (Address of principal executive offices)                (Zip Code)

             (330) 656 - 2600
--------------------------------------
     (Registrant's telephone number)

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



         Shares of Class A Common Stock outstanding at September 11, 1998:
         9,582,775

         Shares of Class B Common Stock outstanding at September 11, 1998:
         9,466,514

JO-ANN STORES, INC.
Form 10-Q Index
For the quarter ended August 1, 1998
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements                                               Page Numbers

                  Consolidated Balance Sheets as of August 1, 1998 and January
                  31, 1998                                                                   3

                  Consolidated Statements of Income for the Thirteen and
                  Twenty-Six Weeks Ended August 1, 1998 and August 2, 1997                   4

                  Consolidated Statements of Cash Flows for the Twenty-Six Weeks
                  Ended August 1, 1998 and August 2, 1997                                    5

                  Notes to Consolidated Financial Statements                                6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 9-12

PART II. OTHER INFORMATION

         Item 5.  Other Information                                                         13

         Item 6.  Exhibits and Reports on Form 8-K                                          13

         Signatures                                                                         14

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEETS
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                (Unaudited)
                                                  August 1,       January 31,
                                                    1998             1998
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments          $       17.4     $       14.8
   Inventories                                         414.0            294.7
   Deferred income taxes                                29.8              ---
   Prepaid expenses and other current assets            22.5             12.6
                                                ------------     ------------
Total current assets                                   483.7            322.1
Property and equipment, net                            133.1            110.0
Goodwill, net                                           33.4              ---
Other assets                                            12.4             15.7
                                                ------------     ------------
Total assets                                    $      662.6     $      447.8
                                                ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $      172.3     $      120.6
   Accrued expenses                                     51.2             32.5
   Accrued income taxes                                  ---             10.4
   Deferred income taxes                                 ---              1.3
                                                ------------     ------------
Total current liabilities                              223.5            164.8
Long-term debt                                         164.4             24.7
Deferred income taxes                                   16.6             14.2
Other long-term liabilities                             25.5              3.2
Shareholders' equity:
   Common stock
     Class A                                             0.5              0.5
     Class B                                             0.5              0.5
   Additional paid-in capital                           92.6             88.9
   Unamortized restricted stock awards                  (3.8)            (3.1)
   Retained earnings                                   161.3            172.2
                                                ------------     ------------
                                                       251.1            259.0
   Treasury stock, at cost                             (18.5)           (18.1)
                                                ------------     ------------
Total shareholders' equity                             232.6            240.9
                                                ------------     ------------
Total liabilities and shareholders' equity      $      662.6     $      447.8
                                                ============     ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)

                                                       Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                  -----------------------------     -----------------------------
                                                    August 1,        August 2,        August 1,       August 2,
                                                      1998             1997             1998            1997
-----------------------------------------------------------------------------------------------------------------
Net sales                                         $      251.6     $      197.5     $      504.5     $      416.3
Cost of sales                                            137.3            109.2            274.1            231.9
Selling, general and administrative expenses             110.6             83.0            213.8            168.1
Depreciation and amortization                              7.1              5.3             13.5             10.6
Non-recurring charge                                       4.5              ---             16.7              ---
                                                  ------------     ------------     ------------     ------------
Operating (loss) profit                                   (7.9)             ---            (13.6)             5.7
Interest expense, net                                      2.8              1.6              4.3              3.1
                                                  ------------     ------------     ------------     ------------
Income (loss) before income taxes                        (10.7)            (1.6)           (17.9)             2.6
Income tax provision (benefit)                            (4.2)            (0.6)            (7.0)             1.0
                                                  ------------     ------------     ------------     ------------
Net income (loss) before extraordinary item               (6.5)            (1.0)           (10.9)             1.6
Extraordinary loss on debt prepayment, net of
   tax benefit of $.7 million                              ---             (1.1)             ---             (1.1)
                                                  ------------     ------------     ------------     ------------
Net income (loss)                                 $       (6.5)    $       (2.1)    $      (10.9)    $        0.5
                                                  ============     ============     ============     ============

Net income (loss) per common share - basic:
   Net income (loss) before extraordinary item    $      (0.34)    $      (0.05)    $      (0.58)    $       0.09
   Extraordinary loss on debt prepayment                   ---            (0.06)             ---            (0.06)
Net income (loss) per common share                $      (0.34)    $      (0.12)    $      (0.58)    $       0.03
                                                  ============     ============     ============     ============
Net income (loss) per common share - diluted:
   Net income (loss) before extraordinary item    $      (0.34)    $      (0.05)    $      (0.58)    $       0.08
   Extraordinary loss on debt prepayment                   ---            (0.06)             ---            (0.06)
Net income (loss) per common share                $      (0.34)    $      (0.12)    $      (0.58)    $       0.02
                                                  ============     ============     ============     ============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                                                                Twenty-Six Weeks Ended
                                                                                            -----------------------------
                                                                                              August 1,       August 2,
                                                                                                1998             1997
--------------------------------------------------------------------------------------------------------------------------

Net cash flows from operating activities:
   Net income (loss)                                                                        $      (10.9)    $        0.5
   Extraordinary loss on debt prepayment                                                             ---              1.1
                                                                                            ------------     ------------
   Net income (loss) before extraordinary item                                                     (10.9)             1.6
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                                  13.5             10.6
     Non-cash portion of non-recurring charge                                                        9.7              ---
     Deferred income taxes                                                                         (10.1)            (2.3)
     Loss on disposal of fixed assets                                                                1.6              0.1
   Changes in operating assets and liabilities:
     Increase in inventories                                                                       (77.7)           (19.3)
     (Increase) decrease in prepaid expenses and other current assets                               24.1             (0.2)
     Increase in accounts payable                                                                   36.3             20.2
     Decrease in accrued expenses                                                                  (18.9)            (8.4)
     Decrease in accrued income taxes                                                              (10.4)           (10.7)
                                                                                            ------------     ------------
Net cash used for operating activities                                                             (42.8)            (8.4)

Net cash flows from investing activities:
     Capital expenditures                                                                          (29.5)           (12.1)
     House of Fabrics acquisition, net of cash acquired                                            (23.5)             ---
     Other, net                                                                                      3.1             (1.0)
                                                                                            ------------     ------------
Net cash used for investing activities                                                             (49.9)           (13.1)

Net cash flows from financing activities:
   Proceeds from long-term debt                                                                     93.2             76.9
   Repayment of long-term debt                                                                       ---             (1.5)
   Redemption of debentures                                                                          ---            (57.0)
   Proceeds from exercise of stock options                                                           2.3              2.8
   Issuance of treasury shares                                                                       0.5              0.4
   Repurchase of common stock                                                                       (0.4)             ---
   Other, net                                                                                       (0.3)            (0.1)
                                                                                            ------------     ------------
Net cash provided by financing activities                                                           95.3             21.5
                                                                                            ------------     ------------
Net increase in cash                                                                                 2.6              ---
Cash and temporary cash investments, at beginning of period                                         14.8             12.6
                                                                                            ------------     ------------
Cash and temporary cash investments, at end of period                                       $       17.4     $       12.6
                                                                                            ============     ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                               $        3.0     $        4.3
     Income taxes                                                                                   10.9             13.9
   Acquisition of House of Fabrics:
     Fair value of assets acquired, net of cash                                             $     (144.3)
     Fair value of liabilities assumed                                                             123.4
                                                                                            ------------
   Net cash payment to date                                                                        (20.9)
   Amount payable for shares not yet tendered                                                       (2.6)
                                                                                            ------------
   Total                                                                                    $      (23.5)
                                                                                            ============

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Jo-Ann Stores, Inc.
August 1, 1998, January 31, 1998 and August 2, 1997


   Note 1  -  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Jo-Ann Stores, Inc. (formerly known as Fabri-Centers of America, Inc.), and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (fiscal 1998).

         As of August 1, 1998, the Company operated 1,051 retail stores devoted to sewing, crafting and home decorating needs in 49 states, primarily under the names of Jo-Ann Fabrics and Crafts and Jo-Ann etc.

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

         On March 9, 1998, the Company acquired, through a cash tender offer, 77.2% of the outstanding common stock of House of Fabrics, Inc. ("HOF") for $4.25 per share (the "Acquisition"). On April 21, 1998, the merger of HOF with a wholly-owned subsidiary of the Company was approved at a special meeting of the shareholders of HOF. As a result, HOF became a wholly-owned subsidiary of the Company, and all shares of HOF common stock not already owned by the Company were canceled and converted into the right to receive $4.25 in cash. The total value of the transaction was approximately $99.3 million, including the assumption of debt and other long-term liabilities aggregating $75.8 million. The funds used to acquire HOF were provided by borrowings under the Credit Facility.

         The Acquisition was recorded using the purchase method. Accordingly, the carrying values of HOF's net assets, including the establishment of reserves for the costs described below, have been adjusted to their estimated fair values. The excess of the purchase price paid over the net identifiable assets and liabilities totaled $33.7 million and is reported as goodwill, which is being amortized on a straight-line basis over a 40-year life. Certain estimates, primarily of costs to dispose of incompatible inventory, close acquired stores, and satisfy related lease obligations, among other things, may be revised based upon information that becomes available in the future. However, the effect of any such revisions on the results of operations for the first half of fiscal 1999 is not expected to be material. HOF had annual revenues of approximately $240.0 million and operated 261 fabric and craft stores in 27 states at the time of the Acquisition. The results of operations of the 171 HOF stores that will continue in operation have been included in the Company's consolidated statement of income since March 9, 1998.

         Other long-term liabilities include a $22.5 million income tax contingency. Prior to the Acquisition, HOF received refunds totaling $22.5 million pursuant to carrybacks of certain net operating losses on claims filed for refund with the Internal Revenue Service on Forms 1139. The claims for refund have been examined by the Internal Revenue Service, and a deficiency notice has been issued. HOF has appealed the deficiency assessment. To the extent that the Internal Revenue Service prevails, in whole or in part, with respect to the disallowance of the loss carryback, the Company will be required to repay the refund attributable to the disallowance.

         Pro forma financial information for the year ended January 31, 1998 related to the Acquisition is included in the Company's fiscal 1998 annual report. Those pro forma results do not include the estimated $15 million to $18 million impact on net income of the non-recurring charges to integrate HOF. These charges consist of write-downs of previously existing assets (primarily those of closing stores) affected by the Acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the transition period following the Acquisition, and costs associated with the remerchandising and remodeling of the acquired stores. The impact of these charges on first half fiscal 1999 results was $16.7 million before taxes ($10.2 million on an after-tax basis or $0.54 per common share). The Company expects the balance of these costs to be incurred during the second half of fiscal 1999.

         Summarized below are the unaudited pro forma combined results of operations for the periods ended August 2, 1997 of the Company and HOF as if the Acquisition had occurred as of the beginning of fiscal 1998:


                                                          Thirteen         Twenty-Six
         Pro Forma Combined (Unaudited)                  Weeks Ended       Weeks Ended
         --------------------------------------------    ------------     ------------
         (Millions of dollars, except per share data)
         Net sales                                       $      247.7     $      520.6
         Net loss                                        $       (5.7)    $       (5.9)
         Earnings per common share:
            Basic and diluted                            $      (0.31)    $      (0.32)

         The pro forma financial information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated at the beginning of the period presented. In addition, the information is not intended to be a projection of future results and does not reflect synergies that may be achieved from combined operations.

   Note 3  -  Earnings Per Share

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirteen and twenty-six weeks ended August 1, 1998 and the thirteen weeks ended August 2, 1997 as it is anti-dilutive. In addition, the assumed conversion of the Company's 6 1/4% Convertible Subordinated Debentures, which were outstanding until June 30, 1997 (see Note 4), is not included in the diluted earnings per common share calculations for the thirteen and twenty-six weeks ended August 2, 1997 because it is anti-dilutive.

         The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (amounts in millions).


                                                               THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                           ----------------------------    ----------------------------
                                                             AUGUST 1,       AUGUST 2,       AUGUST 1,       AUGUST 2,
                                                               1998            1997            1998            1997
                                                           ------------    ------------    ------------    ------------
            BASIC EARNINGS PER COMMON SHARE:
            Weighted average shares outstanding                    19.0            18.3            18.9            18.2
                                                           ============    ============    ============    ============

            DILUTED EARNINGS PER COMMON SHARE:
            Weighted average shares outstanding                    19.0            18.3            18.9            18.2
            Incremental shares from assumed exercise of
            stock options                                           ---             ---             ---             1.3
                                                           ------------    ------------    ------------    ------------
                                                                   19.0            18.3            18.9            19.5
                                                           ============    ============    ============    ============

   Note 4  -  Convertible Subordinated Debentures

         On June 30, 1997, the Company redeemed all of its outstanding 6 1/4% Convertible Subordinated Debentures due March 1, 2002 at a price of
         101.785 percent of principal. The debenture holders had the option to convert their debentures into common shares at a conversion price of $24.375 per share, or to accept redemption at the stated premium. Of the $57.0 million of debentures outstanding, $1.1 million were converted, resulting in the issuance of 22,062 Class A and 22,062 Class B Common Shares. The remaining $55.9 million of debentures were redeemed. In the second quarter of fiscal 1998, the Company recorded an extraordinary loss, net of taxes of $1.1 million or $0.06 per share, consisting of the redemption premium, unamortized debenture issuance costs and other related expenses.

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

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED AUGUST 1, 1998 VS. AUGUST 2, 1997

         Net sales for the second quarter of fiscal 1999 increased 27.4 percent, or $54.1 million compared to the second quarter of fiscal 1998. Of this increase, $41.5 million was attributable to the HOF stores. Excluding the impact of the HOF stores, sales increased 6.4 percent, or $12.6 million, compared to the second quarter of fiscal 1998. The majority of the sales growth (excluding
HOF) was generated by the increase in the number of Jo-Ann etc stores, the Company's 46,000 square foot megastore format (16 stores in fiscal 1999 versus 3 stores in fiscal 1998). Comparable store sales increased 1.2 percent for the second quarter of fiscal 1999 over the same quarter a year earlier in which comparable store sales increased 2.9 percent.

         Gross profit increased $26.0 million in the second quarter of fiscal 1999, compared to the same period of fiscal 1998. As a percent of net sales, fiscal 1999 second quarter gross profit was 45.4 percent, an increase of 0.7 percentage points from the same quarter a year earlier. The gross profit margin percent improvement resulted primarily from reduced markdowns on seasonal and clearance merchandise.

         Selling, general and administrative expenses, excluding non-recurring charges, were 44.0 percent of net sales in the second quarter of fiscal 1999, an increase of 2.0 percentage points from the same quarter of fiscal 1998. The increase resulted from increases, as a percent of sales, in store opening expenses, information systems development and Year 2000 compliance expenses and distribution service center expenses.

         Depreciation and amortization expense for the second quarter of fiscal 1999 increased $1.8 million compared to the same period of fiscal 1998. Of this increase, $1.0 million is attributable to store capital expenditures for Jo-Ann and etc stores, and $0.6 million is due to the Acquisition.

         During the second quarter of fiscal 1999, the Company incurred a non-recurring charge of $4.5 million pretax ($2.8 million on an after-tax basis) related to the Acquisition. The Company expects to incur non-recurring charges associated with the integration of HOF of approximately $25 million to $30 million pretax ($15 million to $18 million on an after-tax basis). These charges consist of write-downs of existing assets (primarily those of closing stores) affected by the Acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the transition period following the Acquisition, and costs associated with the remerchandising and remodeling of the acquired stores.

         Interest expense for the second quarter of fiscal 1999 increased $1.2 million compared to the second quarter of fiscal 1998 due to increased debt levels resulting from the Acquisition.

         The Company's effective income tax rate was 39.0 percent for the second quarter of fiscal 1999 compared to 37.5 percent for the first quarter of fiscal 1998. The effective tax rate was increased to allow for anticipated higher state income tax expense and the impact of nondeductible amortization of goodwill from the Acquisition.

         The net loss for the second quarter of fiscal 1999, excluding the after-tax effect of the non-recurring charge, was $3.7 million or $0.20 per share, compared to a net loss (before extraordinary item) of $1.0 million, or $0.05 per share, for the same quarter a year earlier.

         During the second quarter of fiscal 1998, the Company incurred an extraordinary loss of $1.1 million, or $0.06 per share related to the early redemption of the 6 1/4% Convertible Subordinated Debentures due March 1, 2002. The redemption was funded through the use of the Company's long-term credit facilities. 22,062 Class A and 22,062 Class B Common Shares were issued to holders of $1.1 million par value of debentures who exercised their conversion rights.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 VS. AUGUST 2, 1997

         Net sales for the first half of fiscal 1999 increased 21.2 percent, or $88.2 million, compared to the first half of fiscal 1998. Of this increase, $61.7 million was attributable to the HOF stores. Excluding the impact of HOF stores, sales increased 6.4 percent, or $26.5 million compared to the same period in the prior year. The majority of the sales growth (excluding HOF) is attributed to the increase in the number of Jo-Ann etc stores. Comparable store sales increased 1.3 percent in the first half of fiscal 1999 over the same period a year earlier in which comparable store sales increased 5.2 percent.

         Gross profit increased $46.0 million in the first half of fiscal 1999 compared to the same period of fiscal 1998. As a percent of net sales, fiscal 1999 first half gross profit was 45.7 percent, an increase of 1.4 percentage points from the same period a year earlier. The gross profit margin percent improvement resulted primarily from reduced markdowns on seasonal and clearance merchandise.

         Selling, general and administrative expenses, excluding non-recurring charges, were 42.4 percent of net sales in the first half of fiscal 1999, an increase of 2.0 percentage points from the same period a year earlier. The increase, as a percent of sales, consisted primarily of increases in store opening expenses, information systems development and Year 2000 compliance expenses and distribution service center expenses.

         Depreciation and amortization expense for the first half of fiscal 1999 increased $2.9 million compared to the same period of fiscal 1998. Of this increase, $1.4 million is attributable to store capital expenditures for Jo-Ann and etc stores, and $1.0 million is due to the Acquisition.

         During the first half of fiscal 1999, the Company incurred a non-recurring charge of $16.7 million pretax ($10.2 million on an after-tax basis) related to the Acquisition. The Company expects the balance of the total estimated non-recurring costs to be incurred during the second half of fiscal 1999.

         Interest expense for the first half of fiscal 1999 increased $1.2 million compared to the first half of fiscal 1998 due to increased debt levels resulting from the Acquisition.

         The Company's effective income tax rate was 39.0 percent for the first half of fiscal 1999 compared to 37.5 percent for the same period in the prior year. The effective tax rate was increased to allow for anticipated higher state income tax expense and the impact of non-deductible amortization of goodwill from the acquisition of HOF.

         The net loss for the first half of fiscal 1999, excluding the after-tax effect of the non-recurring charge, was $0.7 million, or $0.04 per share, compared to net earnings (before extraordinary item) of $1.6 million, or $0.08 per share, for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used $42.8 million of cash for operating activities in the first half of fiscal 1999 compared to an $8.5 million use of cash for operating activities in the first half of the prior year. The $34.3 million incremental use of cash for operating activities was invested in inventory. Inventories, net of trade support, increased $41.4 million in the first half of fiscal 1999. This increase was due to the opening of nine additional Jo-Ann etc stores, remerchandising the HOF locations with a denser mix of inventory per square foot and higher levels of inventory in the distribution service center for seasonal and holiday merchandise and planned Jo-Ann etc openings in the third quarter.

         Capital expenditures were $29.5 million for the first half of fiscal 1999 as compared to $12.1 million for the same period of fiscal 1998. For the full year of fiscal 1999, capital expenditures are expected to be approximately $85.0 million as compared to $36.6 million in the prior year. The higher level of anticipated capital expenditures is related to an increased number of Jo-Ann etc openings (17 planned for fiscal 1999 versus six opened in fiscal 1998), installation of enterprise-wide management information systems and the remodeling of approximately 171 HOF stores. During the first half of fiscal 1999, the Company opened nine Jo-Ann etc megastores and eight traditional Jo-Ann stores, relocated 13 traditional stores, and closed 31 smaller or under-performing stores. During the second quarter, the Company completed 113 of the HOF remodels. The balance of the HOF remodels are expected to be completed during the third quarter. For the balance of fiscal 1999, the Company expects to open approximately 10 to 15 new stores (including eight Jo-Ann etc formats), to relocate 12 stores, and to close approximately eight smaller stores.

         The Company has an unsecured $250.0 million five-year revolving credit agreement (the "Credit Facility") with a group of banks that expires on January 31, 2003. The Company may borrow up to a maximum of $280.0 million ($315.0 million for the period September 4, 1998 through November 30, 1998) by utilizing funds available under the Credit Facility and other lines of credit. As of August 1, 1998, the Company had borrowings of $164.4 million under the Credit Facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and has sufficient resources, including unused credit facilities, to meet its operating needs for fiscal 1999.

YEAR 2000

         The "Year 2000 Issue" refers to the inability of computers and related software to correctly interpret and process Year 2000 dated transactions. The software problem results from a memory-saving practice of using two digits instead of four to denote years in a program. Computer systems that are not Year 2000 compliant may not be able to be relied upon to process data accurately for transactions dated after the year 1999.

         The Company has developed plans to address possible exposures related to the impact on its computer systems of the Year 2000 Issue. Significant financial and operations systems have been assessed and detailed plans have been developed to modify or replace the affected systems. Any replaced systems will be part of a significantly larger project of implementing an enterprise-wide system over the next several years at a total cost of approximately $30 million. The enterprise-wide systems project is expected to fully integrate financial and operations systems, creating increased reliability and usefulness of Company data in addition to addressing Year 2000 issues. Expenditures for modifying existing software to address Year 2000 issues were approximately $1.0 million in the first half of fiscal 1999, approximately $0.5 million during fiscal 1998 and are estimated to total $2.5 million. Maintenance and modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy and generally accepted accounting principles. The Company expects that it will be able to modify or replace the affected systems in time to avoid any material disruption to its operations; however, unforseen development or delays could cause this expectation to change. The planned modification of existing systems was approximately 80 percent complete as of August 31, 1998. The Company has also communicated with its key suppliers to identify the nature and potential impact of issues presented by the Year 2000 on the businesses of such suppliers, and contingency plans will be developed as needed based on the suppliers' responses. Management is not presently aware of any supplier-related issue presented by the Year 2000 that is likely to have a material impact on the Company. There can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, the Company's ability to successfully integrate House of Fabrics stores into its operations, the ability to address internal and external Year 2000 issues, and general economic conditions.

                            PART II OTHER INFORMATION


Item 5.  Other Information
         ----- -----------

         During September 1998, the Company expects to complete the House of Fabrics' remodeling program and the conversion of over 200 locations formerly operating under the Cloth World and New York Fabrics banners to the Jo-Ann Fabrics and Crafts name. To unify our corporate identity, the name change of the Company to Jo-Ann Stores, Inc. from Fabri-Centers of America, Inc. was approved at the Annual Meeting of Shareholders on June 4, 1998 and became effective September 1, 1998. A copy of the September 1, 1998 press release announcing the name change is included as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K
         -------- --- ------- -- --------

         a)       Exhibits
                  --------

                  See the Exhibit Index on Page 15 of this report.

         b)       Reports on Form 8-K
                  -------------------

                  On May 6, 1998, the Company filed a Current Report on Form 8-K, under Item 5, to report the completion of the Acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               JO-ANN STORES, INC.



DATE:  September 15, 1998      /s/ Alan Rosskamm
                               -------------------------------------------------------------------
                               By:  Alan Rosskamm
                                    Chairman, President and Chief Executive Officer


                               /s/ Brian P. Carney
                               -------------------------------------------------------------------
                               By:  Brian P. Carney
                                    Executive Vice President and Chief Financial Officer

JO-ANN STORES, INC.

                 FORM 10-Q FOR THE THIRTEEN AND TWENTY-SIX WEEK
                          PERIODS ENDED AUGUST 1, 1998

                                  EXHIBIT INDEX




                                                                                               Sequential
      EXHIBIT NO.                                  Description                                  Page No.
----------------------           ----------------------------------------------           --------------------
         27                      Financial Data Schedule

         99.1                    September 1, 1998 press release                                   16
                                 regarding Company name change