Form 10-Q
period 1998-10-31
JO-ANN STORES INC
filed 1998-12-15
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------




 For the Quarter Ended October 31, 1998                   Commission File No. 1-6695
----------------------------------------              ------------------------------------


                               JO-ANN STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



               Ohio                                    34-0720629
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         5555 Darrow Road
            Hudson, Ohio                                 44236
------------------------------------      --------------------------------------
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

         Shares of Class A Common Stock outstanding at December 10, 1998:
9,578,955

         Shares of Class B Common Stock outstanding at December 10, 1998:
9,479,459

JO-ANN STORES, INC.
Form 10-Q Index
For the quarter ended October 31, 1998
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements                                                    Page Numbers

                  Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998      3

                  Consolidated Statements of Income for the Thirteen and
                  Thirty-Nine Weeks Ended October 31, 1998 and November 1,
                  1997                                                                         4

                  Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                  Ended October 31, 1998 and November 1, 1997                                  5

                  Notes to Consolidated Financial Statements                                  6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   9-12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            13

         Item 2.  Changes in Securities and Use of Proceeds                                    13

         Item 3.  Defaults upon Senior Securities                                              13

         Item 4.  Submission of Matters to a Vote of Security Holders                          13

         Item 5.  Other Information                                                            13

         Item 6.  Exhibits and Reports on Form 8-K                                             13

         Signatures                                                                            14

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                       (Unaudited)
                                                        October 31,       January 31,
                                                          1998              1998
--------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments               $         22.8    $         14.8
   Inventories                                                480.1             294.7
   Deferred income taxes                                       28.1               ---
   Prepaid expenses and other current assets                   23.6              12.6
                                                     --------------    --------------
Total current assets                                          554.6             322.1
Property and equipment, net                                   152.2             110.0
Goodwill, net                                                  33.2               ---
Other assets                                                   11.0              15.7
                                                     --------------    --------------
Total assets                                         $        751.0    $        447.8
                                                     ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $        191.8    $        120.6
   Accrued expenses                                            51.9              32.5
   Accrued income taxes                                         ---              10.4
   Deferred income taxes                                        ---               1.3
                                                     --------------    --------------
Total current liabilities                                     243.7             164.8
Long-term debt                                                228.6              24.7
Deferred income taxes                                          16.6              14.2
Other long-term liabilities                                    25.6               3.2
Shareholders' equity:
   Common stock
     Class A                                                    0.5               0.5
     Class B                                                    0.5               0.5
   Additional paid-in capital                                  93.0              88.9
   Unamortized restricted stock awards                         (3.5)             (3.1)
   Retained earnings                                          164.7             172.2
                                                     --------------    --------------
                                                              255.2             259.0
   Treasury stock, at cost                                    (18.7)            (18.1)
                                                     --------------    --------------
Total shareholders' equity                                    236.5             240.9
                                                     --------------    --------------
Total liabilities and shareholders' equity           $        751.0    $        447.8
                                                     ==============    ==============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)

                                                        Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                 ---------------------------------   --------------------------------------
                                                   October 31,        November 1,       October 31,      November 1,
                                                      1998               1997              1998              1997
---------------------------------------------------------------------------------------------------------------------------
Net sales                                        $         319.7   $         247.2   $         824.2    $         663.5
Cost of goods sold                                         167.5             132.6             441.6              364.5
Selling, general and administrative expenses               127.6              92.6             341.4              260.7
Depreciation and amortization                                6.8               5.3              20.3               15.9
Non-recurring charge                                         8.4               ---              25.1                ---
                                                 ---------------   ---------------   ---------------    ---------------
Operating profit (loss)                                      9.4              16.7              (4.2)              22.4
Interest expense, net                                        3.8               1.8               8.1                4.9
                                                 ---------------   ---------------   ---------------    ---------------
Income (loss) before income taxes                            5.6              14.9             (12.3)              17.5
Income tax provision (benefit)                               2.2               5.6              (4.8)               6.6
                                                 ---------------   ---------------   ---------------    ---------------
Net income (loss) before extraordinary item                  3.4               9.3              (7.5)              10.9
Extraordinary loss on debt prepayment, net of
   tax benefit of $.7 million                                ---               ---               ---               (1.1)
                                                 ---------------   ---------------   ---------------    ---------------
Net income (loss)                                $           3.4   $           9.3   $          (7.5)   $           9.8
                                                 ===============   ===============   ===============    ===============

Net income (loss) per common share - basic:
   Net income (loss) before extraordinary item   $          0.18   $          0.50   $         (0.40)   $          0.60
   Extraordinary loss on debt prepayment                     ---               ---               ---              (0.06)
Net income (loss) per common share               $          0.18   $          0.50   $         (0.40)   $          0.53
                                                 ===============   ===============   ===============    ===============
Net income (loss) per common share - diluted:
   Net income (loss) before extraordinary item   $          0.17   $          0.47   $         (0.40)   $          0.56
   Extraordinary loss on debt prepayment                     ---               ---               ---              (0.06)
Net income (loss) per common share               $          0.17   $          0.47   $         (0.40)   $          0.50
                                                 ===============   ===============   ===============    ===============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                                                       Thirty-Nine Weeks Ended
                                                                                ------------------------------------
                                                                                     October 31,      November 1,
                                                                                        1998              1997
--------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
   Net income (loss)                                                               $         (7.5)   $          9.8
   Extraordinary loss on debt prepayment                                                      ---               1.1
                                                                                   --------------    --------------
   Net income (loss) before extraordinary item                                               (7.5)             10.9
   Adjustments to reconcile net income (loss) to net cash provided by
          (used for) operating activities:
     Depreciation and amortization                                                           20.3              15.9
     Non-cash portion of non-recurring charge                                                 9.7               ---
     Deferred income taxes                                                                   (8.4)              2.0
     Loss on disposal of fixed assets                                                         1.8               0.5
   Changes in operating assets and liabilities:
     Increase in inventories                                                               (143.8)            (31.6)
     (Increase) decrease in prepaid expenses and other current assets                        23.1              (2.2)
     Increase in accounts payable                                                            55.8              34.7
     Decrease in accrued expenses                                                           (18.3)             (7.5)
     Decrease in accrued income taxes                                                       (10.4)             (9.7)
                                                                                   --------------    --------------
Net cash provided by (used for) operating activities                                        (77.7)             13.0
Net cash flows from investing activities:
     Capital expenditures                                                                   (55.3)            (26.3)
     House of Fabrics acquisition, net of cash acquired                                     (23.5)              ---
     Other, net                                                                               4.7              (0.9)
                                                                                   --------------    --------------
Net cash used for investing activities                                                      (74.1)            (27.2)
Net cash flow from financing activities:
   Proceeds from long-term debt                                                             157.4              87.3
   Repayment of long-term debt                                                                ---             (13.9)
   Redemption of debentures                                                                   ---             (57.0)
   Proceeds from exercise of stock options                                                    2.5               4.2
   Issuance of treasury shares                                                                0.8               0.6
   Repurchase of common stock                                                                (0.8)              ---
   Other, net                                                                                (0.1)             (0.1)
                                                                                   --------------    --------------
Net cash provided by financing activities                                                   159.8              21.1
                                                                                   --------------    --------------
Net increase in cash                                                                          8.0               6.9
Cash and temporary cash investments, at beginning of period                                  14.8              12.6
                                                                                   --------------    --------------
Cash and temporary cash investments, at end of period                              $         22.8    $         19.5
                                                                                   ==============    ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                      $          6.8    $          5.9
     Income taxes                                                                            11.3              14.2
   Acquisition of House of Fabrics:
     Fair value of assets acquired, net of cash                                    $       (144.3)
     Fair value of liabilities assumed                                                      123.0
                                                                                   --------------
   Net cash payment to date                                                                 (21.3)
   Amount payable for shares not yet tendered                                                (2.2)
                                                                                   --------------
   Total                                                                           $        (23.5)
                                                                                   ==============

 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Jo-Ann Stores, Inc.
October 31, 1998, January 31, 1998 and November 1, 1997


   Note 1  -  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Jo-Ann Stores, Inc., and its wholly owned subsidiaries (the "Company") and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (fiscal 1998).

         As of October 31, 1998, the Company operated 1,059 retail stores devoted to sewing, crafting and home decorating needs in 49 states, under the names of Jo-Ann Fabrics and Crafts and Jo-Ann etc.

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

         The Acquisition was recorded using the purchase method. Accordingly, the carrying values of HOF's net assets, including the establishment of reserves for the costs described below, have been adjusted to their estimated fair values. The excess of the purchase price paid over the net identifiable assets and liabilities totaled $33.7 million and is reported as goodwill, which is being amortized on a straight-line basis over a 40-year life. Certain estimates, primarily of costs to dispose of incompatible inventory, close acquired stores, and satisfy related lease obligations, among other things, may be revised based upon information that becomes available in the future. However, the effect of any such revisions on the results of operations for the first three quarters of fiscal 1999 is not expected to be material. HOF had annual revenues of approximately $240.0 million and operated 261 fabric and craft stores in 27 states at the time of the Acquisition. The results of operations of the 171 HOF stores that will continue in operation have been included in the Company's consolidated statement of income since March 9, 1998.

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

         Pro forma financial information for the year ended January 31, 1998 related to the Acquisition is included in the Company's fiscal 1998 annual report. Those pro forma results do not include any impact on net income of the non-recurring charges to integrate HOF. These charges consist of write-downs of previously existing assets (primarily those of closing stores) affected by the Acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the transition period following the Acquisition, and costs associated with the remerchandising and remodeling of the acquired stores. The impact of these charges on the first three quarters of fiscal 1999 results was $25.1 million before taxes.

         Summarized below are the unaudited pro forma combined results of operations for the periods ended November 1, 1997 of the Company and HOF as if the Acquisition had occurred as of the beginning of fiscal 1998:


                                                               Thirteen               Thirty-Nine
         Pro Forma Combined (Unaudited)                       Weeks Ended             Weeks Ended
         ----------------------------------------------     ----------------       ----------------
         (Millions of dollars, except per share data)

         Net sales                                          $          308.7       $          829.3

         Net income                                         $            9.3       $            3.4

         Earnings per common share:

            Basic                                           $           0.50       $           0.19

            Diluted                                         $           0.47       $           0.17

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

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirty-nine weeks ended October 31, 1998 as it is anti-dilutive. In addition, the assumed conversion of the Company's 6 1/4% Convertible Subordinated Debentures, which were outstanding until June 30, 1997 (see Note 4), is not included in the diluted earnings per common share calculations for the thirty-nine weeks ended November 1, 1997 because it is anti-dilutive.

         The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (amounts in millions).


                                                                    THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                           -------------------------------------------------------------------
                                                             OCTOBER 31,        NOVEMBER 1,      OCTOBER 31,      NOVEMBER 1,
                                                                1998               1997             1998            1997
                                                           ---------------    --------------   --------------   --------------
         BASIC EARNINGS PER COMMON SHARE:
         Weighted average shares outstanding                          19.0              18.5             18.9             18.3
                                                           ===============    ==============   ==============   ==============

         DILUTED EARNINGS PER COMMON SHARE:
         Weighted average shares outstanding                          19.0              18.5             18.9             18.3
         Incremental shares from assumed exercise of
         stock options                                                 0.8               1.3              ---              1.3
                                                           ---------------    --------------   --------------   --------------
                                                                      19.8              19.8             18.9             19.6
                                                           ===============    ==============   ==============   ==============

   Note 4  -  Convertible Subordinated Debentures

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

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 31, 1998 VS. NOVEMBER 1, 1997

         Net sales for the third quarter of fiscal 1999 increased 29.3 percent, or $72.5 million, compared to the third quarter of fiscal 1998. Of this increase, $52.4 million was attributable to the HOF stores. Excluding the impact of the HOF stores, sales increased 8.1 percent, or $20.1 million, compared to the third quarter of fiscal 1998. The majority of the sales growth (excluding
HOF) was generated by the increase in the number of Jo-Ann etc stores, the Company's 46,000 square foot megastore format (22 stores in fiscal 1999 versus five stores in fiscal 1998). Comparable store sales increased 3.9 percent for the third quarter of fiscal 1999 over the same quarter a year earlier in which comparable store sales increased 4.4 percent.

         Gross profit increased $37.6 million in the third quarter of fiscal 1999, compared to the same period of fiscal 1998. As a percent of net sales, fiscal 1999 third quarter gross profit was 47.6 percent, an increase of 1.2 percentage points from the same quarter a year earlier. The gross profit margin percent improvement resulted primarily from improvements in shrink as pricing to consumers and product costs were relatively constant between quarters. Higher freight costs, due to the increased level of inventory handled during the quarter but also due to a higher proportion of stores operating on the West Coast, were partially offset by increased vendor support in the form of quantity discounts and new store allowances.

         Selling, general and administrative expenses, excluding non-recurring charges, were 39.9 percent of net sales in the third quarter of fiscal 1999, an increase of 2.4 percentage points from the same quarter of fiscal 1998. The increase, as a percent of sales, consisted primarily of increases in distribution service center expenses due to the higher level of inventory processed, store pre-opening costs, and systems development and Year 2000 compliance expenses.

         Depreciation and amortization expense for the third quarter of fiscal 1999 increased $1.5 million compared to the same period of fiscal 1998. Of this increase, $1.3 million was due to the Acquisition.

         During the third quarter of fiscal 1999, the Company incurred a non-recurring charge of $8.4 million pretax ($5.1 million on an after-tax basis) related to the Acquisition. During the first three quarters of fiscal 1999, the Company incurred a non-recurring charge of $25.1 million pretax ($15.3 million on an after-tax basis) related to the Acquisition. The Company had expected to incur non-recurring charges associated with the integration of HOF of approximately $25 million to $30 million pretax ($15 million to $18 million on an after-tax basis). These charges consisted of write-downs of existing assets (primarily those of closing stores) affected by the Acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the transition period following the Acquisition, and costs associated with the remerchandising and remodeling of the acquired stores. The planned integration events have been substantially completed at the end of the third quarter and the Company anticipates minimal related expenses in the fourth quarter of fiscal 1999.

         Interest expense for the third quarter of fiscal 1999 increased $2.0 million compared to the third quarter of fiscal 1998 due to higher debt levels, resulting from the Acquisition and increased inventory levels.

         The Company's effective income tax rate was 39.0 percent for the third quarter of fiscal 1999 compared to 37.5 percent for the third quarter of fiscal 1998. The effective tax rate was increased to allow for anticipated higher state income tax expense and the impact of nondeductible amortization of goodwill from the Acquisition.

         The net income for the third quarter of fiscal 1999, excluding the after-tax effect of the non-recurring charge, was $8.5 million, or $0.43 per share (diluted), compared to net income of $9.3 million, or $0.47 per share (diluted), for the same quarter a year earlier.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 VS. NOVEMBER 1, 1997

         Net sales for the first three quarters of fiscal 1999 increased 24.2 percent, or $160.7 million, compared to the first three quarters of fiscal 1998. Of this increase, $114.1 million was attributable to the HOF stores. Excluding the impact of HOF stores, sales increased 7.0 percent, or $46.6 million, compared to the same period in the prior year. The majority of the sales growth (excluding HOF) was generated by the increase in the number of Jo-Ann etc stores. Comparable store sales increased 2.2 percent in the first three quarters of fiscal 1999 over the same period a year earlier in which comparable store sales increased 4.9 percent.

         Gross profit increased $83.6 million in the first three quarters of fiscal 1999, compared to the same period of fiscal 1998. As a percent of net sales, gross profit for the first three quarters of fiscal 1999 was 46.4 percent, an increase of 1.3 percentage points from the same period a year earlier. The gross profit margin percent improvement resulted primarily from reduced markdowns on seasonal and clearance merchandise, improvements in shrink and increased quantity and new store discounts, partially offset by higher freight costs.

         Selling, general and administrative expenses, excluding non-recurring charges, were 41.4 percent of net sales in the first three quarters of fiscal 1999, an increase of 2.1 percentage points from the same period a year earlier. The increase, as a percent of sales, consisted primarily of increases in distribution service center expenses, store pre-opening costs, and systems development and Year 2000 compliance expenses.

         Depreciation and amortization expense for the first three quarters of fiscal 1999 increased $4.4 million compared to the same period of fiscal 1998. Of this increase, $2.3 million was due to the Acquisition and the balance of the increase was attributable primarily to store capital expenditures for traditional Jo-Ann stores and Jo-Ann etc stores.

         Interest expense for the first three quarters of fiscal 1999 increased $3.2 million compared to the first three quarters of fiscal 1998 due to higher debt levels, resulting from the Acquisition and increased inventory levels.

         The Company's effective income tax rate was 39.0 percent for the first three quarters of fiscal 1999 compared to 37.5 percent for the same period in the prior year. The effective tax rate was increased to allow for anticipated higher state income tax expense and the impact of non-deductible amortization of goodwill from the Acquisition.

         The net income for the first three quarters of fiscal 1999, excluding the after-tax effect of the non-recurring charge, was $7.8 million, or $0.41 per share (diluted), compared to net income (before extraordinary item) of $10.9 million, or $0.56 per share (diluted), for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         The Company used $77.7 million of cash for operating activities in the first three quarters of fiscal 1999 compared to $13.0 million of cash provided by operating activities in the first three quarters of the prior year. The $90.7 million incremental use of cash for operating activities was invested primarily in inventory. Inventories, net of trade support, increased $88.0 million in the first three quarters of fiscal 1999. This increase was due to the opening of 15 additional Jo-Ann etc stores, remerchandising the HOF locations with a denser mix of inventory per square foot, and higher levels of inventory in the distribution service center for seasonal and holiday merchandise.

         Capital expenditures were $55.3 million for the first three quarters of fiscal 1999 as compared to $26.3 million for the same period of fiscal 1998. For the full year of fiscal 1999, capital expenditures are expected to be approximately $85.0 million as compared to $36.6 million in the prior year. The higher level of anticipated capital expenditures is related to an increased number of Jo-Ann etc openings (17 planned for fiscal 1999 versus six opened in fiscal 1998), installation of enterprise-wide management information systems and the remodeling of approximately 171 HOF stores. During the first three quarters of fiscal 1999, the Company opened 15 Jo-Ann etc megastores and 11 traditional Jo-Ann stores, relocated 15 traditional stores, and closed 42 smaller or under-performing stores. During the third quarter, the Company completed all of the remodeling of the HOF stores. For the balance of fiscal 1999, the Company expects to open approximately seven new stores (including two Jo-Ann etc formats), to relocate five stores, and to close approximately six smaller stores.

         The Company has an unsecured $250.0 million five-year revolving credit agreement (the "Credit Facility") with a group of banks that expires on January 31, 2003. The Company may borrow up to a maximum of $280.0 million ($315.0 million for the period September 4, 1998 through November 30, 1998) by utilizing funds available under the Credit Facility and other lines of credit. As of October 31, 1998, the Company had borrowings of $228.6 million under the Credit Facility and other lines of credit. The Company continues to maintain excellent vendor and banking relationships and believes it has sufficient resources, including unused credit facilities, to meet its operating needs for fiscal 1999.

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

         The Company has developed plans to address possible exposures related to the impact on its computer systems of the Year 2000 Issue. Significant financial and operations systems have been assessed and detailed plans have been developed to modify or replace the affected systems. Any replaced systems will be part of a significantly larger project of implementing an enterprise-wide system over the next several years at a total cost of approximately $30 million. The enterprise-wide systems project is expected to fully integrate financial and operations systems, creating increased reliability and usefulness of Company data in addition to addressing Year 2000 issues. Expenditures for modifying existing software to address Year 2000 issues were approximately $1.2 million in the first three quarters of fiscal 1999, approximately $0.5 million during fiscal 1998 and are estimated to total $2.5 million. Maintenance and modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy and generally accepted accounting principles. The Company expects that it will be able to modify or replace the affected systems in time to avoid any material disruption to its operations; however, unforseen development or delays could cause this expectation to change. The planned modification of existing systems was approximately 85 percent complete as of October 31, 1998. In the event that the Company fails to meet significant internal conversion deadlines, a contingency plan will be developed. The Company has also communicated with its key suppliers to identify the nature and potential impact of issues presented by the Year 2000 on the businesses of such suppliers. Management is not presently aware of any supplier-related issue presented by the Year 2000 that is likely to have a material impact on the Company. In the first half of fiscal 2000, any supplier related issues and other external risks will be evaluated and contingency plans will be developed as necessary. There can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitor store openings and closings, the availability of acceptable store locations, the availability of merchandise, the Company's ability to successfully integrate HOF stores into its operations, the ability to address internal and external Year 2000 issues, and general economic conditions.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         The Company's proxies for its 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any matter if the Company does not receive written notice of such matter by March 23, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)       Exhibits

                  No exhibits are filed with this report.

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the 13-week period ended October 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        JO-ANN STORES, INC.



DATE:  December 15, 1998                /s/ Alan Rosskamm
                                        ----------------------------------------------------------
                                        By:  Alan Rosskamm
                                             Chairman, President and Chief Executive Officer


                                        /s/ Brian P. Carney
                                        ----------------------------------------------------------
                                        By:  Brian P. Carney
                                             Executive Vice President and Chief Financial Officer