Form 10-Q/A
period 1998-08-01
JO-ANN STORES INC
filed 1999-02-01
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                ----------------------------------------------------------------

                                 FORM 10 - Q/A-1

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------



For the Quarter Ended August 1, 1998                  Commission File No. 1-6695
------------------------------------                  --------------------------


                               JO-ANN STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



               Ohio                                      34-0720629
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

            5555 Darrow Road
              Hudson, Ohio                             44236
----------------------------------------    ------------------------------------
(Address of principal executive offices)            (Zip Code)

            (330) 656 - 2600
----------------------------------------
     (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X                              No
                                ----------                            ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Common Stock outstanding at September 11, 1998:      9,582,775

         Shares of Class B Common Stock outstanding at September 11, 1998:      9,466,514

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

a)       An Annual Meeting of Shareholders of the Company was held June 4, 1998.
b) Ira Gumberg and Alma Zimmerman were elected to the Board of Directors in the class whose term of office expires in 2001. Alan Rosskamm, Scott Cowen and Gregg Searle continued as Directors in the class whose term of office expires in 2000, and Betty Rosskamm and Frank Newman continued as Directors in the class whose term of office expires in 1999. Samuel Krasney, whose term of office expired in 1999, resigned from the Board of Directors and his position remains vacant.
c)       (i)   The nominees for Directors as listed in the proxy statement were elected with the following vote:

               Nominee                  Votes For               Votes Withheld
               -------                  ---------               --------------

               Ira Gumberg              8,594,491                  192,555
               Alma Zimmerman           8,591,957                  195,089


         (ii) The proposed adoption of the Fabri-Centers of America, Inc. 1998 Incentive Compensation Plan was approved by the following vote:

               Votes For        Votes Against         Votes Withheld         Broker Non-Vote
               ---------        -------------         --------------         ---------------

               5,078,652          2,991,507              243,457                 473,430


         (iii) The proposal to adopt a resolution changing the name of the Company to "Jo-Ann Stores, Inc." was approved by the following vote:

                 Votes For      Votes Against         Votes Withheld         Broker Non-Vote
                 ---------      -------------         --------------         ---------------

                 8,494,439        33,821                 219,786               39,000


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          JO-ANN STORES, INC.



DATE:  February 1, 1999                   /s/ Brian P. Carney
                                          --------------------------------------
                                          By:    Brian P. Carney
                                                 Executive Vice President and
                                                 Chief Financial Officer