Form 10-K405
period 1998-01-30
JO-ANN STORES INC
filed 1999-04-16
CIK 34151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999
                           COMMISSION FILE NO. 1-6695

                            ------------------------

                              JO-ANN STORES, INC.

             (Exact name of Registrant as specified in its charter)

                    OHIO                               34-0720629
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

       5555 DARROW ROAD, HUDSON, OHIO                     44236
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (330) 656-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
                        TITLE OF CLASS                                ON WHICH REGISTERED
---------------------------------------------------------------  -----------------------------
Class A Common Stock, Without Par Value                                New York Stock Exchange

Class B Common Stock, Without Par Value                                New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

    As of April 12, 1999, there were 9,307,173 shares of Class A Common Stock and 9,218,984 shares of Class B Common Stock outstanding and the aggregate market value of these Common Shares (based upon the closing price on April 12, 1999 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $180.0 million.

    Documents incorporated by reference:

    Portions of the following documents are or will be incorporated by reference:

       Proxy Statement for 1999 Annual Meeting of Shareholders--Items 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    Except as otherwise stated, the information contained in this report is given as of January 30, 1999, the end of our latest fiscal year. The words "Jo-Ann Stores, Inc.," "Jo-Ann Stores," "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Jo-Ann," "Registrant," "Company," "we," "our," and "us" refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 1999 ended January 30, 1999).

ITEM 1. BUSINESS

    We are the largest national category-dominant retailer serving the retail fabric and craft industry, which generated estimated combined revenues of $10.0 billion in 1998. We were founded as a single retail store in 1943 and now operate 1,034 Jo-Ann Fabrics and Crafts traditional stores in 49 states and 24 Jo-Ann etc superstores in 12 states. We serve the approximately 70% of U.S. households that engaged in crafts and hobbies during the past year by offering a large variety of competitively priced, high quality apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products, educational classes and custom services. We have increased our net sales and EBITDA over the past five years from $677.3 million and $41.5 million, respectively, in fiscal 1995 to $1,242.9 million and $87.7 million, respectively, in fiscal 1999. These increases represent compound annual growth rates of approximately 16% and 21%, respectively. In addition, we have achieved 18 consecutive quarters of positive comparable store sales growth.

    We have an approximately 20% market share in the consolidated fabric and sewing-related products segment and an approximately four percent market share in the highly fragmented craft products segment. Our preferred mailing list includes more than four million customers, and we believe that we have many loyal customers who visit our stores at least every two weeks. In addition, our website (www.joann.com) is accessed approximately 100,000 times per month. We believe that our customers visit our website to obtain information on our products, classes and services and to communicate with other sewing and craft enthusiasts.

    Our traditional stores primarily serve small and middle markets, and our recently developed superstores serve selected markets where traditional store performance and area demographics are favorable. Our traditional stores average 13,700 square feet, and we believe many are located in markets that are currently underserved. Over the past five years we have strategically relocated certain traditional stores, increasing average square footage per store by 20% and sales per square foot by 11%. As a result, net sales per traditional store have increased 33% to $1.2 million over this period. In November 1995 we opened our first large format "category killer" superstore which offers a more comprehensive product assortment and higher-margin custom services including framing, home decoration, and furniture and floral design. These superstores average 46,900 square feet and in fiscal 1999 generated approximately five times more revenue and 40% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for approximately seven percent of fiscal 1999 net sales, will be our future growth vehicle.

    Historically, we have grown and increased market share principally through existing store growth, new store openings and strategic acquisitions. In April 1998, we acquired House of Fabrics, a chain of 261 fabric and craft stores located primarily on the West Coast. By September 1998, we successfully integrated, remerchandised and rebranded the former House of Fabrics stores. These stores had been significantly under-inventoried as a result of the previous owner's financial constraints. In addition to eliminating duplicate overhead, we expect to re-establish these stores' former sales base by increasing product selection and availability.

STORES

    The following table shows our stores by type and state at January 30, 1999:

                        TRADITIONAL    SUPERSTORE      TOTAL
                       -------------  -------------  ---------
Alabama..............            4         --                4
Alaska...............            5         --                5
Arizona..............           17              2           19
Arkansas.............            3         --                3
California...........          129         --              129
Colorado.............           17         --               17
Connecticut..........           19              1           20
Delaware.............            3         --                3
Florida..............           57              4           61
Georgia..............           16         --               16
Idaho................           10         --               10
Illinois.............           49         --               49
Indiana..............           33              1           34
Iowa.................           12         --               12
Kansas...............           10              1           11
Kentucky.............            7         --                7
Louisiana............            9         --                9
Maine................            5         --                5
Maryland.............           21              2           23
Massachusetts........           26         --               26
Michigan.............           63              1           64
Minnesota............           24              1           25
Mississippi..........            1         --                1
Missouri.............           14         --               14
Montana..............            7         --                7

                        TRADITIONAL    SUPERSTORE      TOTAL
                       -------------  -------------  ---------

Nebraska.............            6         --                6
Nevada...............            6              1            7
New Hampshire........           10         --               10
New Jersey...........           16         --               16
New Mexico...........            6         --                6
New York.............           49              2           51
North Carolina.......            7         --                7
North Dakota.........            4         --                4
Ohio.................           78              5           83
Oklahoma.............            7         --                7
Oregon...............           26         --               26
Pennsylvania.........           61         --               61
Rhode Island.........            3         --                3
South Carolina.......            2         --                2
South Dakota.........            2         --                2
Tennessee............            4              3            7
Texas................           73         --               73
Utah.................           15         --               15
Vermont..............            4         --                4
Virginia.............           24         --               24
Washington...........           38         --               38
West Virginia........            7         --                7
Wisconsin............           23         --               23
Wyoming..............            2         --                2
                             -----            ---    ---------
    Total............        1,034             24        1,058
                             -----            ---    ---------
                             -----            ---    ---------

    The following table reflects the number of stores opened, expanded or relocated, closed and acquired during each of the past five fiscal years:

                                                                             STORES IN
                STORES         EXPANDED OR       STORES        STORES      OPERATION AT
FISCAL YEAR     OPENED          RELOCATED        CLOSED       ACQUIRED       YEAR-END
-----------  -------------  -----------------  -----------  -------------  -------------
1995......            10               28              43           342(1)         964
1996......            14               48              42            --            936
1997......            13               37              35            --            914
1998......            24               42              35            --            903
1999......            31               26              47           171(2)       1,058

--------------------------

(1) In October 1994, we acquired Cloth World, a division of Brown Group, Inc., a chain of 342 fabric stores located primarily in the southern half of the United States.

(2) In April 1998, we completed a merger with House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. Of the 261 stores acquired, 90 stores were consolidated with existing traditional stores. As a result, 171 net new units were added to the store base.

    During fiscal 2000, we expect to open up to 30 new stores, including 18 superstores, relocate 25 traditional stores, and remodel an additional 15 traditional stores. We have committed to 15 locations for these new stores.

    Our new store opening costs depend on the building type, store size and general cost levels in the area. During fiscal 1999, we opened 14 new traditional stores, with an average square footage per store of 15,500 square feet. Our average net opening cost of these traditional stores was approximately $0.3 million per store, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new traditional store during fiscal 1999 was approximately $0.3 million. Also during fiscal 1999, we opened 17 superstores, with an average square footage per store of approximately 46,900 square feet. Our average net opening cost of these superstores was approximately $1.3 million per store, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new superstore in fiscal 1999 was approximately $0.9 million.

PRODUCT SELECTION

    Each of our stores offers a broad selection of traditional sewing, craft and seasonal, and home decorating and floral merchandise.

    The following table shows our sales by principal product lines as a percentage of total net sales:

                                                                         FISCAL YEAR ENDED
                                                         -------------------------------------------------
                                                           JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                              1999             1998             1997
                                                         ---------------  ---------------  ---------------
Principal product line:
  Traditional sewing...................................            58%              62%              65%
  Craft and seasonal...................................            26               24               22
  Home decorating and floral...........................            16               14               13
                                                                  ---              ---              ---
      Total............................................           100%             100%             100%
                                                                  ---              ---              ---
                                                                  ---              ---              ---

    Our traditional stores have historically carried a full selection of sewing merchandise and a convenient assortment of craft, seasonal, home decorating and floral products. Our superstores offer a competitive assortment of merchandise in all of our principal product lines and have a more diversified sales mix. During fiscal 1999, 36% of superstore net sales were derived from traditional sewing, 33% from crafts and seasonal and 31% from home decorating and floral.

Traditional Sewing

    We believe that we provide the most extensive offering of apparel, quilting and craft fabrics and sewing-related products available to our customers. We offer the following traditional sewing selection:

    - apparel fabrics, used primarily in the construction of garments, including a wide variety of solid and printed cottons, linens, wools, fleece and outerwear;

    - an upscale selection of fabrics, including satins, metallics, evening wear, bridal and special occasion;

    - craft fabrics, used primarily in the construction of quilts, craft and holiday projects, including calico, quilting, solids, holiday fabric and juvenile designs;

    - printed fabrics, including juvenile prints, seasonal designs for spring, summer, fall and winter, and logo-related prints such as team emblems of the National Football League;

    - proprietary print designs which are unique to our stores; and

    - notions, which represent all items incidental to sewing-related projects other than fabric, including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons.

    We also sell patterns and a limited number of sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Crafts and Seasonal

    Our superstores offer a full line of craft products, while our traditional stores offer a convenient assortment. We carry both perennial and seasonal products in a wide variety of categories. We offer the following craft selection:

    - general craft materials, including items used for stenciling, doll making, jewelry making, woodworking, wall decor, rubber stamps, memory books and plaster;

    - brand name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

    - hobby items, including wooden and plastic model kits and related supplies, and paint-by-number kits;

    - home accessories, including baskets, candles and potpourri; and

    - needlecraft items, including hand-knitting yarns, needles, canvas, needlepoint, embroidery and cross-stitching, knitting, crochet and other stitchery supplies.

    In addition to the basic categories described above, our stores regularly feature seasonal products, which complement our core merchandising strategy. Our seasonal offering spans all product lines and includes decorations, gifts and supplies that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. We own several private label seasonal brands including the "Cottontale Collection," "Spooky Hollow" and "Santa's Workbench."

    During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from October through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in every store during our third quarter of each fiscal year. This program includes increasing inventory levels so that each store is fully stocked during our peak selling season.

Home Decorating and Floral

    We offer an extensive selection of fabrics used in home decorating projects such as window treatments and furniture and bed coverings. In addition, our superstores offer custom window treatments and a full service framing department stocked with picture framing materials, including ready-made and custom frames, mat boards, glass, backing materials and related supplies, framed art and photo albums.

    Our floral products line includes silk flowers, dried flowers, artificial plants sold separately or in ready-made and custom floral arrangements. We also carry a broad selection of accessories required for floral arranging and wreath making.

MARKETING

    We have recently rebranded all of our stores under the Jo-Ann name and have begun a national advertising campaign. Our proprietary mailing list of more than four million preferred customers allows us to efficiently reach our target market. Through our national advertising campaign and proprietary mailing list, we believe that we are able to create high impact, low cost marketing campaigns. We focus our advertising on direct mail circulars and to a lesser extent on newspaper advertising. We have found that mailing full-color circulars to frequent customers is our most effective advertising program. Each circular features numerous products offered at competitive prices and emphasizes the wide selection of merchandise available in the stores.

PURCHASING

    We have numerous competitive domestic and international sources of supply available for each category of merchandise that we sell. During fiscal 1999, approximately 85% of our purchases were sourced domestically and 15% were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our corporate office, allowing store managers and sales associates to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represents more than two percent of our purchasing volume and the top ten suppliers represent less than 17% of our total purchasing volume. We currently utilize more than 1,200 suppliers, with the top 200 representing more than 80% of our purchasing volume.

LOGISTICS

    We operate one owned distribution center in Hudson, Ohio, which ships products to all of our stores on a weekly basis. Approximately 80% of the merchandise sold in a traditional store and 65% of the merchandise sold in a superstore is handled through this facility with the remainder shipped directly from our vendors. We also utilize a contract warehouse in California to distribute peak seasonal product. As part of our strategic logistics network design project, we expect to build a new permanent distribution center at an estimated cost for construction and equipment of $30.0 million.

    We transport merchandise from our distribution center to our stores utilizing contract carriers. Some merchandise is transported to 28 regional "hubs" and repacked for local delivery. We do not own either the regional hubs or local delivery vehicles.

STORE OPERATIONS

    SITE SELECTION. We believe that our store locations are integral to our success. Sites are selected through a coordinated effort of our real estate and operations management teams. In evaluating the desirability of a potential store site, we consider both market demographics and site-specific criteria. Market demographic criteria that we consider important include total population, number of households, median household income, percentage of home ownership versus rental, and historical and projected population growth over a ten-year period. Site-specific criteria that we consider important include rental terms, our position within the shopping strip location, size of the location, age of the shopping strip location, co-tenants, proximity to highway access, traffic patterns and ease of entry from the major roadways framing the strip location.

    Our expansion strategy is to give priority to adding stores in existing markets in order to create economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that there are attractive opportunities in most of our existing markets and numerous new markets. We also intend to continue to selectively review acquisition opportunities in existing and new markets.

    COSTS OF OPENING STORES. We employ standard operating procedures that allow us to efficiently open new stores and integrate them into our information and distribution systems. We develop a standardized floor plan, inventory layout, and marketing program for each new store we open. We typically open new stores during the period from February through October to maximize sales during our peak Christmas selling season.

    STORE MANAGEMENT. Traditional stores have approximately five full-time employees and ten part-time employees, while superstores typically have approximately 20 full-time employees and 40 part-time employees. Store managers are compensated with a base salary plus a bonus which is tied to quarterly store sales. The average tenure of our store managers is approximately six years.

    Store managers are typically promoted from a group of top performing sales associates, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its employees to staff the new superstore.

    Each store is under the supervision of a district manager who reports to a regional vice president. Our centralized human resource department and field management organization are responsible for recruiting and training new store managers. Our prospective store managers are assigned to one of our existing stores as manager-trainees for several weeks where they receive in-depth on-the-job training. In addition, quarterly training seminars are conducted for existing store managers and two-week orientation and training programs are conducted for new sales associates.

INFORMATION TECHNOLOGY

    We believe we have employed industry leading information technology in our stores. We have had point of sale systems operational in all of our stores and interfaced into our financial and merchandising systems since fiscal 1994. We utilize point of sale registers and scanning devices to record the sale of merchandise at a stock keeping unit (SKU) level at the stores. We also utilize hand-held radio frequency terminals for a variety of store tasks including price look-up, ordering and fabric sales processing. Point of sale register transactions are polled nightly and interfaced with our sales and merchandising systems.

    Information obtained from item-level scanning through our point of sale system enables us to identify important trends to assist in managing inventory by facilitating the elimination of less profitable SKUs, increasing the in-stock level of more popular SKUs, analyzing product margins, and generating data for advertising cost/benefit evaluations. We also believe that our point of sale systems allow us to provide better customer service by increasing the speed and accuracy of register check out, enabling us to more rapidly restock merchandise and efficiently re-price sale items.

    We are currently implementing a fully integrated management information system designed by SAP AG at a cost of approximately $30.0 million, of which $8.8 million has been spent to date. We are implementing the system software in three major phases, with financial systems already installed and operational, retail systems scheduled for installation during fiscal 2000 and human resource systems scheduled for installation during fiscal 2001. This project is designed to improve inventory management and gross margins by providing automatic merchandise replenishment to each store based on historical demand. This project is also designed to merge all of our financial and operational systems and link our business processes on a single software platform.

STATUS OF PRODUCT OR LINE OF BUSINESS

    During fiscal 1999, there has been no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

TRADEMARKS

    We do business under the federally registered trademarks "Jo-Ann Fabrics and Crafts" and "Jo-Ann etc." We believe that these names are significant to our business.

SEASONAL BUSINESS

    Our business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

CUSTOMER BASE

    We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 1999, no one store accounted for more than one percent of total sales.

BACKLOG OF ORDERS

    We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.

COMPETITIVE CONDITIONS

    We are the largest national category-dominant retailer serving the retail fabric and craft industry. Our stores compete with other specialty fabric and craft retailers and selected mass merchants that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We compete on the basis of product assortment, price, convenience and customer service. We believe the combination of our product assortment, customer service emphasis, systems technology and frequent advertising provides us with a competitive advantage.

    The domestic retail fabric and craft industry generated estimated combined revenues of $10.0 billion in 1998. We have an approximately 20% market share in the consolidated fabric and sewing-related products segment and an approximately four percent market share in the highly fragmented craft products segment. We have only one national competitor in each of the fabric segment and craft segment of the industry, with the balance of the competitors being regional and local operators. We believe that there are only a few competitors with fabric or crafts sales exceeding $200.0 million annually, and that we are, based on store count, approximately twice the size of our nearest competitor. We believe that we have several advantages over most of our competitors, including:

    - purchasing power;

    - ability to support an efficient nationwide distribution; and

    - the financial resources to support ongoing capital investments in our infrastructure and new store development annual advertising expenditures.

RESEARCH AND DEVELOPMENT

    During the three fiscal years ended January 30, 1999, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

ENVIRONMENTAL DISCLOSURE

    We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

EMPLOYEES

    As of January 30, 1999, we had approximately 22,000 full and part-time employees, of which 20,700 worked in our stores, 750 were employed in our distribution service center, and the balance held corporate and administrative positions. The number of part-time employees is substantially increased during the Christmas selling season. We believe our employee turnover is below average for retailers primarily because our stores are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 75% of our employees work part-time.

    The United Steelworkers of America, Upholstery and Allied Industries Division currently represent employees who work in our distribution service center. We recently negotiated a three-year contract, which expires May 2001. We believe that our relations with our employees and the union are good.

FOREIGN OPERATIONS AND EXPORT SALES

    In fiscal 1999, we purchased approximately 15% of our products directly from manufacturers located in foreign countries. We currently use suppliers located in Hong Kong, China and Taiwan. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if products were manufactured domestically. If we underestimate consumer demand, we may not be able to fill orders on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a long period of time. We do not have long-term contracts with any manufacturers, and none of our suppliers manufacture products for us exclusively.

    Foreign manufacturing is also subject to a number of other risks, including work stoppages, transportation delays and interruptions, political instability, economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar could ultimately increase the prices that we pay for our products. During fiscal 1999, many companies in the United States, including our company, experienced an increase in the cost of containers as a result of economic difficulties in Asia. Future increases in container costs could have a material adverse effect on our results of operations. We have no export sales.

ITEM 2. PROPERTIES

    Our corporate office and distribution center are located in an approximately
1.4 million square foot facility, that we own, on approximately 120 acres in Hudson, Ohio. The distribution center occupies approximately 1.1 million square feet and the remainder is used as our corporate office and a superstore. We own approximately 100 acres of land adjacent to our Hudson facility.

    The remaining properties that we occupy are leased retail store facilities that are located primarily in high-traffic shopping centers. All store leases are operating leases, generally for periods of five to ten years with renewal options for up to 20 years. Certain retail store leases contain escalation clauses and in some cases provide for contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended January 30, 1999, we incurred $118.5 million of rental expense for store locations.

    As of January 30, 1999, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

                                                                NUMBER OF
YEARS LEASE TERMS EXPIRE                                      STORE LEASES
------------------------------------------------------------  -------------
Month-to-month..............................................           34
2000........................................................           48
2001........................................................           38
2002........................................................           30
2003........................................................           45
2004........................................................           38
Thereafter..................................................          822
                                                                    -----
  Total.....................................................        1,055
                                                                    -----
                                                                    -----

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

    On February 18, 1997, we settled enforcement proceedings brought by the U.S. Securities and Exchange Commission involving our financial statements for the fiscal year ended February 1, 1992, the use of those statements in connection with the sale in March 1992 of our 6 1/4% Convertible Subordinated Debentures due 2002 (subsequently redeemed in June 1997), our financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation was that we materially overstated earnings for such periods because of the manner in which we calculated one of our inventory-related reserves, thereby allegedly violating certain federal securities laws, including provisions regarding anti-fraud, reporting, internal controls and books and records. The accounting and disclosure issues that were raised are not related to any current period, and no current accounting policies or financial statements were in question. At the same time as the settlement, the Securities and Exchange Commission filed a civil action against us and our former chief financial officer and former controller in the United States District Court for the District of Columbia. Without admitting or denying the allegations, we consented to the entry of an order enjoining us from violations of the federal securities laws and agreed to pay $3.3 million in settlement of the action against us. The litigation is proceeding against the former officers.

    Alan Rosskamm, our Chief Executive Officer, consented to a separate Securities and Exchange Commission administrative cease and desist order settling certain allegations, without admitting or denying the allegations. The Commission contended that Mr. Rosskamm violated certain federal securities laws as a result of not making adequate inquiry of the financial staff before signing management representation letters given to our auditors in connection with the 1992 debenture offering, and as a result of signing our Form 10-Q for the quarter ended May 2, 1992.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during our fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers are as follows:

NAME                                                       AGE      POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Alan Rosskamm........................................          49   Chairman of the Board, President and Chief Executive
                                                                    Officer
Jane Aggers..........................................          50   Executive Vice President, Merchandising, Marketing
                                                                    and Inventory Management
Dave Bolen...........................................          46   Executive Vice President, Stores and Business
                                                                    Development
Brian Carney.........................................          38   Executive Vice President and Chief Financial Officer
Les Duncan...........................................          50   Senior Vice President and Chief Information Officer

    ALAN ROSSKAMM has been Chairman of the Board, President and Chief Executive Officer of our company for more than five years and a Director of our company since 1985. He is a member of one of the two founding families of our company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women's apparel retailer.

    JANE AGGERS has been Executive Vice President, Merchandising, Marketing and Inventory Management of our company for more than five years. She was previously Senior Vice President, General Merchandise Manager of our company. Ms. Aggers has been employed by us since 1977 in positions of increasing responsibility.

    DAVE BOLEN has been Executive Vice President, Stores and Business Development of our company since December 1998. He was Executive Vice President, Business Development since August 1997 and Senior Vice President, General Manager Jo-Ann etc from March 1997 to August 1997. Prior to joining our company, he was Executive Vice President--Operations of Michaels Stores from July 1994 to August 1996, and Executive Vice President, Chief Operating Officer and a Director of Leewards Creative Crafts, from January 1986 to July 1994.

    BRIAN CARNEY has been Executive Vice President and Chief Financial Officer of our company since October 1997. Prior to joining our company, he was Senior Vice President--Finance from May 1996 to August 1997, and Vice President and Controller from June 1992 to May 1996, of Revco D.S., Inc. (previously a public company).

    LES DUNCAN has been Senior Vice President and Chief Information Officer of our company since October 1997. Prior to joining our company, he was Vice President and Chief Information Officer of Express, the largest division of The Limited, Inc., from September 1993 to October 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Class A and Class B shares of common stock are traded on the New York Stock Exchange under the ticker symbols JAS.a and JAS.b, respectively. The number of Class A and Class B common shareholders of record as of April 12, 1999 were 786 and 790, respectively.

    The quarterly high and low closing stock prices for fiscal 1999 and 1998 are presented in the table below:

                                                                                     CLASS A                   CLASS B
                                                                                   COMMON STOCK              COMMON STOCK
                                                                              ----------------------    ----------------------
                                                                                HIGH          LOW         HIGH          LOW
                                                                              ---------    ---------    ---------    ---------
Fiscal 1999:
January 30, 1999...........................................................   $19 3/8      $13 1/4      $16 1/2      $12 5/8
October 31, 1998...........................................................    24 1/2       15 5/16      21 9/16      13 15/16
August 1, 1998.............................................................    29 1/2       23 7/8       26           21 1/4
May 2, 1998................................................................    31 3/16      24 1/2       27 1/2       21 5/8

Fiscal 1998:
January 31, 1998...........................................................   $25          $20 3/16     $21 7/8      $19 5/8
November 1, 1997...........................................................    25 15/16     21 5/8       22 9/16      20 1/4
August 2, 1997.............................................................    27 9/16      21 1/8       24 3/8       19 1/2
May 3, 1997................................................................    23           15 3/4       21           15

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents our selected financial data for each of the five fiscal years ending January 30, 1999. The selected financial data was derived from audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial data that we have filed with the U.S. Securities and Exchange Commission.

                                                                FISCAL YEARS ENDED
                                          ---------------------------------------------------------------
                                          JANUARY 30,  JANUARY 31,  FEBRUARY 1,  JANUARY 27,  JANUARY 28,
                                             1999         1998         1997         1996         1995
                                          -----------  -----------  -----------  -----------  -----------
                                              (MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
OPERATIONS
Net sales...............................  $  1,242.9   $    975.0   $    929.0   $    834.6   $    677.3
Cost of sales...........................       678.5        533.2        516.9        456.6        378.6
Selling, general and administrative
  expenses..............................       476.7        363.1        340.9        319.9        257.2
Depreciation and amortization...........        27.7         21.7         21.2         18.2         14.0
Non-recurring charge....................        25.1           --           --           --           --
Operating profit........................        34.9         57.0         50.0         39.9         27.5
Interest expense........................        12.5          5.9         10.6         12.0          8.4
Income from continuing operations before
  income taxes..........................        22.4         51.1         39.4         27.9         19.1
Income tax provision....................         8.8         19.2         14.8         10.4          7.4
Income from continuing operations.......        13.6         31.9         24.6         17.5         11.7
Loss from discontinued operation........          --           --           --           --           --
Extraordinary items.....................          --         (1.1)          --           --           --
Cumulative effect of accounting
  change................................          --           --           --           --           --
Net income..............................  $     13.6   $     30.8   $     24.6   $     17.5   $     11.7
                                          ---------------------------------------------------------------
DATA PER COMMON SHARE(a)
Income from continuing operations
  -- Basic..............................  $     0.72   $     1.74   $     1.37   $     0.95   $     0.64
  -- Diluted............................        0.69         1.60         1.26         0.90         0.63
Average shares and equivalents
  outstanding...........................
  -- Basic..............................  18,964,082   18,393,827   17,930,367   18,415,419   18,313,052
  -- Diluted............................  19,903,599   20,591,880   21,215,880   19,292,842   18,748,998
Book value..............................  $    13.62   $    12.84   $    11.13   $     9.79   $     8.79
Shares outstanding, net of treasury
  shares................................  19,011,574   18,766,661   17,920,641   18,486,108   18,397,822
                                          ---------------------------------------------------------------
FINANCIAL POSITION
Inventories.............................  $    420.2   $    294.7   $    296.1   $    338.0   $    290.6
Property and equipment, net.............       164.0        110.0         94.6        102.0         84.1
Total assets............................       701.4        447.8        429.2        479.6        427.3
Long-term debt including debentures.....       182.5         24.7         72.1        155.5        127.0
Total liabilities.......................       442.4        206.9        229.8        298.6        265.6
Shareholders' equity....................       259.0        240.9        199.4        181.0        161.7
Working capital.........................       280.9        157.3        177.0        232.2        198.2
                                          ---------------------------------------------------------------
GENERAL STATISTICS (FROM CONTINUING
  OPERATIONS)(d)
Sales increase..........................        27.5 %        5.0 %       11.3 %       23.2 %       16.4 %
Net income increase (decrease)..........        (9.4)%       29.7 %       40.6 %       49.6 %       67.1 %
Return on sales:
  Before income taxes...................         3.8 %        5.2 %        4.2 %        3.3 %        2.8 %
  After income taxes....................         2.3 %        3.3 %        2.6 %        2.1 %        1.7 %
Return on average shareholders'
  equity................................        11.6 %       14.5 %       12.9 %       10.2 %        7.5 %
Return on average net assets (b)........         7.5 %       11.2 %        7.7 %        5.4 %        4.2 %
Current ratio...........................   2.34 to 1    1.95 to 1    2.25 to 1    2.80 to 1    2.56 to 1
Capital expenditures....................  $     75.1   $     36.6   $     13.2   $     34.7   $     11.7
Long-term debt to total
  capitalization........................        41.3 %        9.3 %       26.6 %       46.2 %       44.0 %
Times interest earned (c)...............        4.8x         9.7x         4.7x         3.3x         3.3x
Number of stores in operation...........       1,058          903          914          936          964
                                          ---------------------------------------------------------------

------------------------------

(a) The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," and to the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.

(b) Ratio of income from continuing operations to average total assets less current liabilities.

(c) Ratio of operating profit to interest expense.

(d) Fiscal 1999 excludes non-recurring charge, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are the largest national category-dominant retailer, based on number of stores, serving the retail fabric and craft industry. The retail fabric and craft industry generated estimated combined revenues of $10.0 billion in 1998. We operate 1,034 Jo-Ann Fabrics and Crafts traditional stores in 49 states and 24 Jo-Ann etc superstores in 12 states as of January 30, 1999. We serve the approximately 70% of U.S. households that engaged in crafts and hobbies during the past year by offering a large variety of competitively priced, high quality apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products, educational classes and custom services.

    We have an approximately 20% market share in the consolidated fabric and sewing-related products segment of the industry and an approximately four percent market share in the highly fragmented craft products segment of the industry.

    Our traditional stores average 13,700 square feet, and we believe many are located in markets that are currently underserved. Over the past five years we have strategically relocated certain traditional stores, increasing average square footage per store by 20% and sales per square foot by 11%. As a result, net sales per traditional store have increased 33% to $1.2 million over this period. In November 1995 we opened our first large format "category killer" superstore which offers a more comprehensive product assortment and higher-margin custom services including framing, home decoration, and furniture and floral design. These superstores average 46,900 square feet and in fiscal 1999 generated approximately five times more revenue and 40% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for approximately seven percent of fiscal 1999 net sales, will be our future growth vehicle.

    On March 9, 1998, we acquired, through a cash tender offer, 77.2% of the outstanding common stock of House of Fabrics, Inc., a retail chain operating 261 fabric and craft stores predominantly on the West Coast. On April 21, 1998, the merger of House of Fabrics with one of our wholly owned subsidiaries was approved at a special meeting of the shareholders of House of Fabrics. Operating results of the House of Fabrics stores continuing in operation have been included in our results of operations since the date of the House of Fabrics acquisition.

    During fiscal 2000, we plan to proceed with the next phase of a three-year project of implementing an enterprise-wide information technology system which began in fiscal 1999. The project is expected to fully integrate financial and operations systems at a cost of approximately $30.0 million, of which $8.8 million has been spent to date.

    During the second half of fiscal 1999 and the beginning of fiscal 2000, we have experienced higher costs than in prior periods due principally to higher freight and logistics costs. We are working with a leading consulting firm to design and implement a national logistics network in order to reduce these expenses and provide for a more efficient logistics network. We believe that this network will result in the addition of at least one new distribution center at an estimated cost for construction and equipment of $30.0 million. During the next 18 to 24 months, we expect to operate within our existing distribution center in Hudson, Ohio together with a contract facility in California to handle seasonal product demand. Until we complete the implementation of our new logistics network, we may continue to experience higher costs as a result of these factors.

RESULTS OF OPERATIONS

    The following table sets forth certain financial information from our audited consolidated financial statements of income expressed as a percentage of net sales and should be read in conjunction with our consolidated financial statements and related notes.

                                                                     PERCENTAGE OF NET SALES
                                                              -------------------------------------
                                                                       FISCAL YEARS ENDED
                                                              -------------------------------------
                                                              JANUARY 30,  JANUARY 31,  FEBRUARY 1,
                                                                 1999         1998         1997
                                                              -----------  -----------  -----------
Net sales...................................................       100.0%       100.0%       100.0%

Cost of sales...............................................        54.6         54.7         55.6
                                                                   -----        -----        -----
Gross profit................................................        45.4         45.3         44.4
Selling, general and administrative expenses................        38.4         37.2         36.7
Depreciation and amortization...............................         2.2          2.2          2.3
                                                                   -----        -----        -----
Operating profit before non-recurring charge................         4.8          5.9          5.4
Non-recurring charge........................................         2.0           --           --
                                                                   -----        -----        -----
Operating profit............................................         2.8          5.9          5.4
Interest expense............................................         1.0          0.6          1.1
                                                                   -----        -----        -----
Income before income taxes and extraordinary item...........         1.8          5.3          4.3
Income taxes................................................         0.7          2.0          1.7
                                                                   -----        -----        -----
Net income before extraordinary item........................         1.1          3.3          2.6
Extraordinary item..........................................          --         (0.1)          --
                                                                   -----        -----        -----
Net income..................................................         1.1%         3.2%         2.6%
                                                                   -----        -----        -----
                                                                   -----        -----        -----

COMPARISON OF THE 52 WEEKS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

    NET SALES. Net sales for fiscal 1999 were $1,242.9 million compared to $975.0 million in fiscal 1998, an increase of $267.9 million, or 27.5%, compared to fiscal 1998. Of this increase, $188.8 million was attributable to the acquired House of Fabrics stores. Excluding the impact of the House of Fabrics stores, sales increased 8.1%, or $79.1 million, compared to fiscal 1998. The majority of this sales growth (excluding House of Fabrics) was generated by the increase in the number of superstores, our 46,000 square foot format. Twenty-four superstores were in operation at January 30, 1999 compared to seven superstores at January 31, 1998. Comparable store sales increased 3.5% for fiscal 1999 over fiscal 1998 and comparable store sales increased 3.8% for fiscal 1998 over fiscal 1997.

    GROSS PROFIT. Gross profit for fiscal 1999 was $564.4 million compared to $441.8 million in fiscal 1998, an increase of $122.6 million, or 27.8%, compared to fiscal 1998. As a percentage of net sales, fiscal 1999 gross profit was 45.4%, an increase of 0.1 percentage points from fiscal 1998. The gross profit percentage improvement resulted from a continued improvement in shrink as pricing to consumers and product costs were relatively constant between years. In addition, higher freight costs, due to the increased level of inventory handled during the year and a higher proportion of stores operating on the West Coast, were partially offset by increased vendor support in the form of quantity discounts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding non-recurring charges, were $476.7 million in fiscal 1999 compared to $363.1 million in fiscal 1998, an increase of $113.6 million, or 31.3%, over fiscal 1998. Selling, general and administrative expenses as a percentage of net sales were 38.4% in fiscal 1999 compared to 37.2% in fiscal 1998, an increase of 1.2 percentage points from fiscal 1998. The increase, as a percentage of sales, consisted primarily of increases in distribution expenses due to the higher level of inventory handled, store opening expenses and Year 2000 compliance expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for fiscal 1999 was $27.7 million compared to $21.7 million in fiscal 1998, an increase of $6.0 million, or 27.6%, compared to fiscal 1998. Of this increase, $4.2 million was due to the House of Fabrics acquisition and the balance was attributable to higher capital expenditure levels in the most recent and prior year.

    NON-RECURRING CHARGE. During fiscal 1999, we incurred a non-recurring charge of $25.1 million pretax ($15.3 million on an after-tax basis) related to the House of Fabrics acquisition. This charge consisted of write-downs of previously owned assets affected by the House of Fabrics acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the six-month transition period following the House of Fabrics acquisition, and costs associated with the re-merchandising of the acquired stores. The total cash costs included in the non-recurring charge were approximately $15.9 million. The planned integration events associated with the acquisition were completed by the end of the third quarter of fiscal 1999.

    OPERATING PROFIT. Operating profit for fiscal 1999 was $34.9 million, compared to $57.0 million in fiscal 1998, a decrease of $22.1 million, or 38.8%, compared to fiscal 1998. Excluding the non-recurring charge incurred in fiscal 1999, operating profit would have been $60.0 million in fiscal 1999, an increase of $3.0 million over fiscal 1998.

    INTEREST EXPENSE. Interest expense for fiscal 1999 was $12.5 million compared to $5.9 million in fiscal 1998, an increase of $6.6 million compared to fiscal 1998. The increase was due to higher debt levels resulting from the House of Fabrics acquisition and increased inventory levels.

    INCOME TAXES. Income taxes during fiscal 1999 were $8.8 million compared to $19.2 million in fiscal 1998, a decrease of $10.4 million compared to fiscal 1998. The effective income tax rate was 39.0% for fiscal 1999 compared to 37.5% for fiscal 1998. The effective tax rate increased due to higher state income tax expense as a result of fully utilizing state tax net operating loss carry forwards during fiscal 1999 and the impact of nondeductible amortization of goodwill from the House of Fabrics acquisition.

    NET INCOME. Net income during fiscal 1999 was $13.6 million compared to $30.8 million in fiscal 1998, a decrease of $17.2 million, or 55.8%, compared to fiscal 1998. Excluding the non-recurring charge in fiscal 1999, net income would have been $28.9 million in fiscal 1999, a decrease of $1.9 million or 6.2% compared to fiscal 1998.

COMPARISON OF THE 52 WEEKS ENDED JANUARY 31, 1998 AND THE 53 WEEKS ENDED
  FEBRUARY 1, 1997

    NET SALES. Net sales for fiscal 1998 were $975.0 million compared to $929.0 million in fiscal 1997, an increase of $46.0 million, or 5.0%, compared to fiscal 1997. The sales increase was $62.6 million, or 6.9%, after adjusting fiscal 1997 to 52 weeks. Comparable store sales increased 3.8% in fiscal 1998 over fiscal 1997, and comparable store sales increased by 7.5% in fiscal 1997 compared to fiscal 1996.

    GROSS PROFIT. Gross profit for fiscal 1998 was $441.8 million compared to $412.1 million in fiscal 1997, an increase of $29.7 million, or 7.2%, compared to fiscal 1997. As a percent of net sales, gross profit for fiscal 1998 was 45.3%, an increase of 0.9 percentage points from fiscal 1997. The gross profit margin percent improvement resulted primarily from reduced markdowns on seasonal merchandise and improvements in store inventory shrink due to a focus on inventory control disciplines, including enhanced shrinkage controls.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $363.1 million in fiscal 1998 compared to $340.9 million in fiscal 1997, an increase of $22.2 million, or

6.5%, compared to fiscal 1997. Selling, general and administrative expenses were 37.2% of net sales for fiscal 1998, an increase of 0.5 percentage points from fiscal 1997. The increase, as a percentage of sales, consisted primarily of increases in advertising, distribution and store occupancy expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $21.7 million in fiscal 1998 compared to $21.2 million in fiscal 1997, an increase of $0.5 million.

    OPERATING PROFIT. Operating profit was $57.0 million in fiscal 1998 compared to $50.0 million in fiscal 1997, an increase of $7.0 million, or 14.0%, compared to fiscal 1997.

    INTEREST EXPENSE. Interest expense was $5.9 million in fiscal 1998 compared to $10.6 million in fiscal 1997, a decrease of $4.7 million, or 44.3%. Interest expense for fiscal 1998 decreased due to a $47.4 million reduction in debt levels from the beginning of the year, coupled with an $83.4 million reduction in debt in the year earlier period. These debt reductions were achieved primarily through cash flows from operations and reductions in working capital.

    INCOME TAXES. Income taxes were $19.2 million in fiscal 1998 compared to $14.8 million in fiscal 1997, an increase of $4.4 million compared to fiscal 1997. The effective income tax rate was 37.5% for fiscal 1998 and fiscal 1997.

    EXTRAORDINARY ITEM. During the second quarter of fiscal 1998, we incurred an extraordinary loss of $1.1 million, or $0.06 per share, related to the early redemption of our 6 1/4% Convertible Subordinated Debentures due 2002. The redemption was funded through the use of our senior credit facility.

    NET INCOME. Net income was $30.8 million in fiscal 1998 compared to $24.6 million in fiscal 1997, an increase of $6.2 million, or 25.2%, compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1999 CASH FLOWS

    Cash, including temporary cash investments, increased $5.6 million during fiscal 1999 to $20.4 million as of January 30, 1999.

    Net cash used for operating activities was $15.3 million in fiscal 1999, compared to net cash provided by operating activities of $78.1 million in fiscal 1998. Cash generated by operations in fiscal 1999, before working capital items, totaled $61.2 million, an improvement of $6.7 million compared to the $54.5 million generated during fiscal 1998. Working capital consumed $76.5 million of cash. Inventories, net of payables support, increased $81.4 million due to the opening of 17 additional superstores, the remerchandising of the acquired House of Fabrics stores with a denser mix of inventory per square foot, and higher levels of inventory in the distribution service center.

    Net cash used for investing activities for fiscal 1999 totaled $94.3 million compared to $37.1 million in fiscal 1998. The primary investment activities in fiscal 1999 were the acquisition of House of Fabrics and capital expenditures. We completed our acquisition of the outstanding stock of House of Fabrics during the first quarter of fiscal 1999 for a total purchase price of $23.5 million. In addition to the cost of the outstanding stock, we assumed approximately $73.6 million in debt and other long-term liabilities, including a $22.5 million income tax contingency discussed in Note 2 to the consolidated financial statements. We made a payment to the Internal Revenue Service of $16.1 million in February 1999, representing $12.3 million of the $22.5 million income tax liability and $3.8 million of accrued interest, in connection with this income tax contingency. We are currently in discussions with the Internal Revenue Service regarding this contingency. Capital expenditures were $75.1 million during fiscal 1999 and are discussed further under the caption "--Capital Expenditures."

    Net cash provided by financing activities during fiscal 1999 was $115.2 million, of which $111.3 million represented an increase in borrowings under our senior credit facility and $4.4 million represented the proceeds and tax benefit from the exercise of stock options.

    In December 1998, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our common stock. This authorization, when coupled with prior authorizations by the board of directors, allows for the repurchase of up to approximately 3.1 million shares at January 30, 1999. During fiscal years 1999 and 1998, we purchased a total of 83,499 shares at an aggregate price of $1.5 million under these authorizations. We have purchased an additional 647,860 shares in fiscal 2000 at an aggregate price of $8.6 million through April 9, 1999.

FISCAL 1998 CASH FLOWS

    Cash, including temporary cash investments, increased $2.2 million during fiscal 1998 to $14.8 million as of January 31, 1998.

    Net cash provided by operating activities was $78.1 million in fiscal 1998 compared to $103.9 million in fiscal 1997. Cash generated by operations, before working capital items, totaled $54.5 million, an improvement of $8.9 million from the $45.6 million generated during fiscal 1997. Working capital generated $23.6 million of cash, due to inventory levels being held constant with an improvement in trade payables support.

    Net cash used for investing activities in fiscal 1998 totaled $37.1 million, substantially all of which related to capital expenditures, as discussed further under the caption "--Capital Expenditures."

    Net cash used for financing activities was $38.8 million. Borrowings of $87.3 million during fiscal 1998 were offset by repayments of $77.7 million of long-term debt and the redemption for $57.0 million of our convertible debentures. We also received $8.4 million from the exercise and tax benefit of stock options.

CAPITAL EXPENDITURES

    During fiscal 1999, we reinvested $75.1 million into our business, of which $52.6 million represented investment in new stores and upgrades through relocation or remodel of our existing store base, including $16.0 million to remodel the acquired House of Fabrics stores. During fiscal 1999, we opened 31 stores, including 17 superstores, and relocated 19 traditional stores.

    We spent $4.9 million in fiscal 1999 on capital projects for our distribution service center to, among other initiatives, install a fabric selection module and a split case selection module to improve picking efficiency. A second fabric selection module is scheduled to be installed in the 52 weeks ended January 29, 2000.

    We spent $15.3 million in fiscal 1999 on capitalizable systems technology, of which $8.8 million related to the first year of a three-year project to replace substantially all of our existing legacy systems with a fully integrated enterprise-wide system, utilizing software supplied by SAP AG. The total cost of this project is estimated to be $30.0 million and will replace all of our financial, merchandising and human resource systems. The financial systems were installed and became operational in the fourth quarter of fiscal 1999.

    During fiscal 1998, we reinvested $36.6 million into our business, of which $24.0 million represented our investment in new and relocated stores. During fiscal 1998, we opened 24 stores, including six superstores, and relocated or expanded 42 traditional stores. We spent $4.5 million in fiscal 1998 on our distribution service center to install conveyor equipment and construct additional shipping docks. The balance of our capital expenditures in fiscal 1998 were primarily for capitalizable systems technology enhancements.

    During fiscal 2000, we intend to open up to 30 new stores, including 18 superstores, relocate 25 traditional stores, and remodel an additional 15 traditional stores. We also intend to continue our enterprise-wide system implementation program. Our total capital expenditures are expected to approximate $70.0 million in fiscal 2000. We also plan to spend approximately $30.0 million in future fiscal years for construction and equipment in connection with the addition of at least one new distribution center ($5.0 million of which will be spent in fiscal 2000). We have no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from borrowings under our senior credit facility and cash generated internally.

SOURCES OF LIQUIDITY

    We have three principal sources of liquidity:

    - cash from operations:

    - cash and temporary cash investments; and

    - our senior credit facility.

    Our existing senior credit facility is an unsecured revolving facility maturing on January 31, 2003 and provides for total credit commitments, including letters of credit and related acceptances, of $250.0 million, plus an additional $30.0 million of outside bank lines. As of January 30, 1999, we had cash borrowings of $182.5 million under the senior credit facility and outside bank lines. In addition, we had $40.6 million in letters of credit and related acceptances outstanding under the senior credit facility at January 30, 1999. As of April 13, 1999, we had $216.8 million of debt outstanding under the senior credit facility (not including $37.2 million of letters of credit). The senior credit facility includes a number of financial, operating and restrictive covenants. We are currently in compliance with all such covenants.

    We are currently in the process of negotiating a new five-year senior unsecured revolving credit facility that will increase the total credit commitment, including letters of credit and related acceptances, to $300.0 million, plus an additional $30.0 million of outside bank lines. We also plan to issue $150.0 million of senior subordinated notes. The new senior credit facility will provide us with greater financial flexibility because it will permit the senior subordinated notes offering and, subject to the satisfaction of some of its financial covenants, also will permit us to incur additional senior and subordinated debt. We believe that our new senior credit facility, coupled with cash on hand and from operations and the net proceeds of the senior subordinated notes offering, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. The closing of the sale of the senior subordinated notes is conditioned upon our closing the new senior credit facility in the aggregate amount of at least $250.0 million.

SEASONALITY AND INFLATION

    Our business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

    We believe that inflation has not had a significant effect on the growth of net sales or on net income over the past three years.

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

    We have developed and are executing plans to address possible exposures related to the impact on our computer systems of the Year 2000 issue. Our planned modification of our existing systems was complete as of January 30, 1999, and testing and certification of these completed modifications is in process and is expected to be completed by August 31, 1999. Expenditures for modifying existing software to address Year 2000 issues are estimated to total $2.5 to $3.0 million, of which $2.1 million has been spent to date, $1.6 million in fiscal 1999 and $0.5 million in fiscal 1998. All expenditures are being expensed as incurred. We expect that we will be able to test and certify the affected systems that we have modified in time to avoid any material disruption to operations; however, unforeseen developments or delays could cause this expectation to change.

    We are also engaged in a significantly larger project of implementing an enterprise-wide system which began in fiscal 1999 and will continue over the next several years at a total cost of approximately $30.0 million. The project is expected to fully integrate financial and operations systems, creating increased reliability and usefulness of our data. Our financial systems became operational under this enterprise-wide system implementation in the fourth quarter of fiscal 1999 and are Year 2000 compliant. The merchandise and human resource operating systems are expected to become operational in fiscal 2000 and 2001. However, as discussed above, we are not relying on this implementation to address Year 2000 issues related to our existing operational systems.

    We are also in the process of developing contingency plans that focus on reducing any disruption that might be created by product suppliers with whom we do business being Year 2000 noncompliant. We have communicated with our key suppliers to identify the nature and potential impact of issues presented by the Year 2000 on the businesses of such suppliers. We are not presently aware of any product supplier-related issue presented by the Year 2000 that is likely to have a material impact on us. None of our suppliers in fiscal 1999 provided more than 2% of our products. In the first half of fiscal 2000, we will evaluate any supplier-related issues and other external risks and we will develop contingency plans as necessary. There can be no assurances that the systems or products of third parties on which we rely will be converted on a timely basis or that a failure by a third party, or a conversion that is incompatible with our systems, would not have a material adverse effect on our results of operations, financial condition or business.

    We anticipate minimal business disruption will occur as a result of Year 2000 issues. However, possible consequences include, but are not limited to, temporary disruption of our normal business operations, loss of communications links with store locations, loss of electric power, inability to process transactions, problems with ordering and receiving merchandise and problems with banks and other financial institutions. We believe that our worst case scenario involves the inability of electric utility companies to service our various stores due to Year 2000 problems. If the electric utility companies cannot provide power to a significant number of our stores, our business and operations could be materially disrupted.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

    We are exposed to the impact of:

    - interest rate changes on our outstanding borrowings under the senior credit facility; and

    - foreign currency fluctuations on merchandise that is sourced internationally.

    In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we utilize interest rate swaps to manage net exposure to interest rate changes related to our debt structure. On March 15, 1998, we entered into a five-year interest rate swap agreement to hedge our interest rate exposure. The notional amount of this interest rate swap is $75.0 million, with a fixed London Interbank Offered Rate of 5.98%, reducing to $50.0 million on March 15, 2001 for the remaining term of the agreement.

    Foreign currency exchange rate fluctuations, we believe, do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. Approximately 15% of our purchases are sourced internationally and no single vendor makes up more than 10% of this total. As a result, there is not a direct correlation of merchandise prices relative to fluctuations in the exchange rate.

RECENT ACCOUNTING PRONOUNCEMENTS

    COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income." This statement became effective in our first quarter of fiscal 1999. This statement establishes standards for reporting and display of comprehensive income and its components. We currently have no items that qualify as comprehensive income under the definitions of this statement and the presentation of previously reported results is not affected.

    SEGMENT REPORTING. In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Based on the information utilized by our operating decision makers to manage the business, we currently have no segments which require disclosure under the quantitative thresholds defined by the statement.

    DERIVATIVES. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. We must adopt the statement in fiscal 2000. Under provisions of this statement, we will be required to record all derivatives on the balance sheet at fair value and establish special accounting rules for the different types of hedges. Implementation of this standard is not expected to have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth, loss of key management, the availability of merchandise, changes in the competitive pricing for products, the impact of competitor store openings and closings, and the ability to address internal and external Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included in the "Derivative Financial Instruments and Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              JO-ANN STORES, INC.

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Public Accountants...................................................................     22

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998....................................     23

Consolidated Statements of Income for each of the three fiscal years in the period ended January 30,
1999.......................................................................................................     24

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 30,
1999.......................................................................................................     25

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended
January 30, 1999...........................................................................................     26

Notes to Consolidated Financial Statements.................................................................     27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.

    We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (an Ohio corporation) and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jo-Ann Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Cleveland, Ohio,
April 14, 1999.

                          CONSOLIDATED BALANCE SHEETS

                              JO-ANN STORES, INC.

                                                                                                         JANUARY 30,    JANUARY 31,
                                                                                                            1999           1998
                                                                                                        -------------  -------------
                                                                                                           (MILLIONS OF DOLLARS,
                                                                                                         EXCEPT SHARE AND PER SHARE
                                                                                                                   DATA)
ASSETS
Current assets:
  Cash and temporary cash investments.................................................................    $    20.4      $    14.8
  Inventories.........................................................................................        420.2          294.7
  Deferred income taxes...............................................................................         24.8             --
  Prepaid expenses and other current assets...........................................................         24.7           12.6
                                                                                                             ------         ------
Total current assets..................................................................................        490.1          322.1

Property and equipment, at cost:
  Land................................................................................................          2.2            1.7
  Buildings...........................................................................................         24.7           22.8
  Furniture, fixtures and equipment...................................................................        172.7          121.7
  Leasehold improvements..............................................................................         57.3           46.8
  Construction in progress............................................................................         13.2            2.6
                                                                                                             ------         ------
                                                                                                              270.1          195.6
  Less accumulated depreciation and amortization......................................................        106.1           85.6
                                                                                                             ------         ------
                                                                                                              164.0          110.0

Goodwill, net.........................................................................................         37.2             --
Other assets..........................................................................................         10.1           15.7
                                                                                                             ------         ------
Total assets..........................................................................................    $   701.4      $   447.8
                                                                                                             ------         ------
                                                                                                             ------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................................    $   150.4      $   120.6
  Accrued expenses....................................................................................         58.4           32.5
  Accrued income taxes................................................................................          0.4           10.4
  Deferred income taxes...............................................................................           --            1.3
                                                                                                             ------         ------
Total current liabilities.............................................................................        209.2          164.8
Long-term debt........................................................................................        182.5           24.7
Deferred income taxes.................................................................................         25.2           14.2
Other long-term liabilities...........................................................................         25.5            3.2

Shareholders' equity:
  Common stock:
    Class A, par value $0.05 per share; issued and outstanding 9,530,330 and 9,463,915,
      respectively....................................................................................          0.5            0.5
    Class B, par value $0.05 per share; issued and outstanding 9,481,244 and 9,302,746,
      respectively....................................................................................          0.5            0.5
  Additional paid-in capital..........................................................................         94.4           88.9
  Unamortized restricted stock awards.................................................................         (2.9)          (3.1)
  Retained earnings...................................................................................        185.8          172.2
                                                                                                             ------         ------
                                                                                                              278.3          259.0
  Treasury stock, at cost.............................................................................        (19.3)         (18.1)
                                                                                                             ------         ------
Total shareholders' equity............................................................................        259.0          240.9
                                                                                                             ------         ------
Total liabilities and shareholders' equity............................................................    $   701.4      $   447.8
                                                                                                             ------         ------
                                                                                                             ------         ------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME

                              JO-ANN STORES, INC.

                                                                                    FISCAL YEARS ENDED
                                                                           -------------------------------------
                                                                           JANUARY 30,  JANUARY 31,  FEBRUARY 1,
                                                                              1999         1998         1997
                                                                           -----------  -----------  -----------
                                                                             (MILLIONS OF DOLLARS, EXCEPT PER
                                                                                        SHARE DATA)
Net sales................................................................   $ 1,242.9    $   975.0    $   929.0
Cost of sales............................................................       678.5        533.2        516.9
Selling, general and administrative expenses.............................       476.7        363.1        340.9
Depreciation and amortization............................................        27.7         21.7         21.2
Non-recurring charge.....................................................        25.1           --           --
                                                                           -----------  -----------  -----------
Operating profit.........................................................        34.9         57.0         50.0
Interest expense.........................................................        12.5          5.9         10.6
                                                                           -----------  -----------  -----------
Income before income taxes and extraordinary item........................        22.4         51.1         39.4
Income tax provision.....................................................         8.8         19.2         14.8
                                                                           -----------  -----------  -----------
Net income before extraordinary item.....................................        13.6         31.9         24.6
Extraordinary item, loss related to early retirement of debt,
net of tax benefit of $0.7 million.......................................          --         (1.1)          --
                                                                           -----------  -----------  -----------
Net income...............................................................   $    13.6    $    30.8    $    24.6
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Net income per common share--basic:
  Net income before extraordinary item...................................   $    0.72    $    1.74    $    1.37
  Extraordinary item.....................................................          --        (0.06)          --
                                                                           -----------  -----------  -----------
Net income per common share..............................................   $    0.72    $    1.68    $    1.37
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Net income per common share--diluted:
  Net income before extraordinary item...................................   $    0.69    $    1.60    $    1.26
  Extraordinary item.....................................................          --        (0.06)          --
                                                                           -----------  -----------  -----------
Net income per common share..............................................   $    0.69    $    1.54    $    1.26
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              JO-ANN STORES, INC.

                                                                                       FISCAL YEARS ENDED
                                                                             ---------------------------------------
                                                                             JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                                                1999          1998          1997
                                                                             -----------  -------------  -----------
                                                                                      (MILLIONS OF DOLLARS)
Net cash flows from operating activities:
  Net income...............................................................   $    13.6     $    30.8     $    24.6
  Adjustments to reconcile net income to net cash (used for) provided by operating activities:
    Depreciation and amortization..........................................        27.7          21.7          21.2
    Non-cash portion of non-recurring charge...............................         9.2            --            --
    Deferred income taxes..................................................         8.5            --          (1.3)
    Loss on disposal of fixed assets.......................................         2.2           0.9           1.1
    Extraordinary loss on debt prepayment..................................          --           1.1            --
  Changes in operating assets and liabilities:
    (Increase) decrease in inventories.....................................       (96.0)          1.4          41.9
    (Increase) decrease in prepaid expenses and other current assets.......        19.2          (3.0)          2.3
    Increase (decrease) in accounts payable................................        14.6          21.2          (5.0)
    Increase (decrease) in accrued expenses................................        (4.3)          3.6           8.8
    Increase (decrease) in accrued income taxes............................       (10.0)          0.4          10.3
                                                                             -----------        -----    -----------
Net cash (used for) provided by operating activities.......................       (15.3)         78.1         103.9
Net cash flows from investing activities:
  Capital expenditures.....................................................       (75.1)        (36.6)        (13.2)
  House of Fabrics acquisition, net of cash acquired.......................       (23.5)           --            --
  Other, net...............................................................         4.3          (0.5)         (1.1)
                                                                             -----------        -----    -----------
Net cash used for investing activities.....................................       (94.3)        (37.1)        (14.3)
Net cash flows from financing activities:
  Proceeds from long-term debt.............................................       159.8          87.3          13.1
  Repayment of long-term debt..............................................       (48.5)        (77.7)        (96.5)
  Redemption of debentures.................................................          --         (57.0)           --
  Proceeds and tax benefit from exercise of stock options..................         4.4           8.4           2.2
  Issuance of treasury shares..............................................         1.0           0.8            --
  Purchase of common stock.................................................        (1.5)           --          (9.0)
  Other, net...............................................................          --          (0.6)          1.6
                                                                             -----------        -----    -----------
Net cash provided by (used for) financing activities.......................       115.2         (38.8)        (88.6)
Net increase in cash.......................................................         5.6           2.2           1.0
Cash and temporary cash investments at beginning of year...................        14.8          12.6          11.6
                                                                             -----------        -----    -----------
  Cash and temporary cash investments at end of year.......................   $    20.4     $    14.8     $    12.6
                                                                             -----------        -----    -----------
                                                                             -----------        -----    -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...............................................................   $    12.5     $     7.5     $    11.1
    Income taxes...........................................................   $    14.6     $    15.6     $     5.7
  Acquisition of House of Fabrics, Inc.:
    Fair value of assets acquired, net of cash.............................   $  (138.1)
    Fair value of liabilities assumed......................................       116.8
                                                                             -----------
  Net cash payment to date.................................................       (21.3)
  Amount payable for shares not yet tendered...............................        (2.2)
                                                                             -----------
  Total....................................................................   $   (23.5)
                                                                             -----------
                                                                             -----------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              JO-ANN STORES, INC.

                                                  CLASS    CLASS
                                                    A        B      ADDITIONAL   UNAMORTIZED                              TOTAL
                                                  COMMON   COMMON    PAID-IN      RESTRICTED    RETAINED   TREASURY   SHAREHOLDERS'
                                                  STOCK    STOCK     CAPITAL     STOCK AWARDS   EARNINGS    STOCK        EQUITY
                                                  ------   ------   ----------   ------------   --------   --------   -------------
                                                                                (MILLIONS OF DOLLARS)

Balance, January 27, 1996.......................   $0.5     $0.5      $74.2         $(1.7)       $116.8     $ (9.4)      $180.9
  Net income....................................     --       --         --            --          24.6         --         24.6
  Exercise of stock options.....................     --       --        1.8            --            --         --          1.8
  Tax benefit on options exercised..............     --       --        0.4            --            --         --          0.4
  Issuance of restricted stock awards...........     --       --        0.4          (0.4)           --         --           --
  Cancellation of restricted stock awards.......     --       --       (0.2)          0.1            --         --         (0.1)
  Amortization of restricted stock awards.......     --       --         --           0.8            --         --          0.8
  Purchase of common stock......................     --       --         --            --            --       (9.0)        (9.0)
                                                  ------   ------     -----         -----       --------   --------      ------

Balance, February 1, 1997.......................    0.5      0.5       76.6          (1.2)        141.4      (18.4)       199.4
  Net income....................................     --       --         --            --          30.8         --         30.8
  Exercise of stock options.....................     --       --        5.2            --            --         --          5.2
  Tax benefit on options exercised..............     --       --        3.2            --            --         --          3.2
  Issuance of restricted stock awards...........     --       --        2.8          (2.8)           --         --           --
  Cancellation of restricted stock awards.......     --       --       (0.4)          0.3            --         --         (0.1)
  Amortization of restricted stock awards.......     --       --         --           0.6            --         --          0.6
  Issuance of treasury shares...................     --       --        0.5            --            --        0.3          0.8
  Issuance of common stock upon conversion of
    debentures..................................     --       --        1.0            --            --         --          1.0
                                                  ------   ------     -----         -----       --------   --------      ------

Balance, January 31, 1998.......................    0.5      0.5       88.9          (3.1)        172.2      (18.1)       240.9
  Net income....................................     --       --         --            --          13.6         --         13.6
  Exercise of stock options.....................     --       --        2.7            --            --         --          2.7
  Tax benefit on options exercised..............     --       --        1.7            --            --         --          1.7
  Issuance of restricted stock awards...........     --       --        1.3          (1.3)           --         --           --
  Cancellation of restricted stock awards.......     --       --       (0.9)          0.4            --         --         (0.5)
  Amortization of restricted stock awards.......     --       --         --           1.1            --         --          1.1
  Purchase of common stock......................     --       --         --            --            --       (1.5)        (1.5)
  Issuance of treasury shares...................     --       --        0.7            --            --        0.3          1.0
                                                  ------   ------     -----         -----       --------   --------      ------

  Balance, January 30, 1999.....................   $0.5     $0.5      $94.4         $(2.9)       $185.8     $(19.3)      $259.0
                                                  ------   ------     -----         -----       --------   --------      ------
                                                  ------   ------     -----         -----       --------   --------      ------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JO-ANN STORES, INC.

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 1,058 retail stores in 49 states at January 30, 1999. The 1,034 traditional and 24 superstores feature a broad line of apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products. Effective September 1, 1998, the Company changed its name to Jo-Ann Stores, Inc. from Fabri-Centers of America, Inc.

    The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 1998 and fiscal 1997 financial statements have been reclassified in order to conform with the current year presentation.

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

FISCAL YEAR

    The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 1999 ended January 30, 1999). Fiscal years generally consist of 52 weeks, with the exception of fiscal 1997 which contains 53 weeks.

CASH AND TEMPORARY CASH INVESTMENTS

    Temporary cash investments are all highly liquid investments with original maturities of three months or less.

INVENTORIES

    Inventories are stated at the lower of cost or market. Substantially all inventories were valued using the last-in, first-out ("LIFO") method. The value of inventories stated on the LIFO method at January 30, 1999 and January 31, 1998 are not materially different from their current cost.

PROPERTY AND EQUIPMENT

    Depreciation and amortization is provided principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years; furniture, fixtures and equipment from 2 to 10 years; and leasehold improvements for 10 years or the remainder of the lease, whichever is shorter.

                              JO-ANN STORES, INC.

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation and amortization expense amounted to $25.4 million, $19.9 million and $18.9 million in fiscal 1999, 1998 and 1997, respectively. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

SOFTWARE DEVELOPMENT

    The AICPA issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") which requires companies to capitalize payroll and other internal costs as well as any external costs related to software development. The Company adopted SOP No. 98-1 in fiscal 1998, and the impact of adoption was not material. The Company capitalized $12.3 million and $2.8 million in fiscal 1999 and fiscal 1998, respectively, for internal use software. The capitalized amounts are included in property and equipment and are being amortized on a straight-line basis over periods ranging from 2 to 5 years at the time the software becomes operational.

GOODWILL

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired from House of Fabrics, Inc. Goodwill is amortized on a straight-line basis over 40 years. This amortization is a non-deductible expense for tax purposes. The Company periodically reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists on January 30, 1999. Amortization expense was $0.9 million for fiscal 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company records impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' net book value. There were no long-lived assets that required recognition of an impairment loss at January 30, 1999 or January 31, 1998.

FINANCIAL INSTRUMENTS

    All financial instruments are considered to have a fair value which approximates carrying value at January 30, 1999 and January 31, 1998, unless otherwise specified. The Company has entered into interest rate swap agreements to hedge against interest rate risk. The interest differentials from these swaps are recorded as interest expense as incurred.

STORE OPENING EXPENSES

    Store opening expenses are charged to operations as incurred.

ADVERTISING COSTS

    The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $32.5 million, $24.4 million and $20.3 million for fiscal 1999, 1998 and 1997, respectively.

                              JO-ANN STORES, INC.

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting on Comprehensive Income." This statement became effective for the Company in the first quarter of fiscal 1999. This statement establishes standards for reporting and display of comprehensive income and its components. The Company currently has no items that qualify as comprehensive income under the definitions of this statement, and the presentation of previously reported results is not affected.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Based on the information utilized by the Company's operating decision makers to manage the business, the Company currently has no segments which require disclosure under the quantitative thresholds defined by the statement.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement must be adopted by the Company in fiscal 2000. Under provisions of this statement, the Company will be required to record all derivatives on the balance sheet at fair value and establish special accounting rules for the different types of hedges. Implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2--ACQUISITION OF HOUSE OF FABRICS, INC.

    On March 9, 1998, the Company acquired, through a cash tender offer, 77.2 percent of the outstanding common stock of House of Fabrics, Inc. ("HOF") for $4.25 per share (the "Acquisition"). On April 21, 1998, the merger of HOF with a wholly owned subsidiary of the Company was approved at a special meeting of the shareholders of HOF. As a result, HOF became a wholly owned subsidiary of the Company, and all shares of HOF common stock not already owned by the Company were canceled and converted into the right to receive $4.25 in cash. The total value of the transaction was approximately $97.1 million, including the assumption of debt and other long-term liabilities aggregating $73.6 million. The funds used to acquire HOF were provided by borrowings under the Credit Facility.

    HOF had annual revenues of approximately $240.0 million and operated 261 fabric and craft stores in 27 states at the time of the Acquisition. Of the 261 stores acquired, management identified 60 HOF stores and 30 Jo-Ann Fabrics and Crafts stores for closing, due to the geographic overlap that existed between the two companies. Certain HOF stores, identified for closing, were liquidated with the assistance of an outside firm, and the Company actively settled leases with landlords. The operations of the liquidated HOF stores have been excluded from the Company's reported results of operations since the date of the Acquisition. Operating results of the continuing HOF stores have been included in the Company's results of operations since the date of the Acquisition.

    The Acquisition was recorded as a purchase business combination using Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the carrying values of HOF's net assets, including the establishment of reserves for severance and costs associated with the HOF store closings, have been adjusted to their estimated fair values. The excess of the purchase price paid over the net

                              JO-ANN STORES, INC.

NOTE 2--ACQUISITION OF HOUSE OF FABRICS, INC. (CONTINUED) identifiable assets and liabilities totaled $38.1 million and is reported as goodwill, which is being amortized on a straight-line basis over a 40-year life.

    In accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a non-recurring charge of $25.1 million during the first three quarters of 1999 for direct and other merger-related costs pertaining to the Acquisition.

    Following is a summary of the significant components of the non-recurring charge (millions of dollars):

                                                                      CASH       NON-CASH       TOTAL
                                                                    ---------  -------------  ---------
Write-downs of previously owned assets............................  $      --    $     9.2    $     9.2
Costs of operating duplicate corporate facilities.................        5.4           --          5.4
Store remerchandising costs.......................................        5.1           --          5.1
Rental costs on closed stores and other costs.....................        5.4           --          5.4
                                                                    ---------          ---    ---------
                                                                    $    15.9    $     9.2    $    25.1
                                                                    ---------          ---    ---------
                                                                    ---------          ---    ---------

    The integration events were completed by the end of the third quarter of fiscal 1999. At the end of fiscal 1999, the Company had a remaining accrual of $1.3 million for future rental obligations on the closed stores.

    Other long-term liabilities include a $22.5 million income tax contingency assumed in the Acquisition. Prior to the Acquisition, HOF received refunds totaling $22.5 million pursuant to carrybacks of certain net operating losses on claims filed for refund with the Internal Revenue Service ("IRS") on Forms 1139. The claims for refund have been examined by the IRS, and a deficiency notice has been issued. HOF had appealed the deficiency assessment. To the extent that the Company prevails, in whole or in part, with respect to the appeal, goodwill and cash payments to the IRS will be reduced.

    Summarized below are the unaudited pro forma combined results of operations for fiscal 1998 of the Company and HOF as if the Acquisition had occurred as of the beginning of fiscal 1998:

                                                                                    PRO FORMA
                                                                                    COMBINED
                                                                                   (UNAUDITED)
                                                                                   -----------
                                                                                    (MILLIONS
                                                                                   OF DOLLARS,
                                                                                   EXCEPT PER
                                                                                   SHARE DATA)
Net sales........................................................................   $ 1,209.2
Net income before extraordinary item.............................................        25.2
Net income.......................................................................        24.1
Net income per common share before extraordinary item:
  Basic..........................................................................   $    1.37
  Diluted........................................................................        1.27
Net income per common share:
  Basic..........................................................................   $    1.31
  Diluted........................................................................        1.21

                              JO-ANN STORES, INC.

NOTE 2--ACQUISITION OF HOUSE OF FABRICS, INC. (CONTINUED)
    The pro forma financial information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated at the beginning of the period presented. In addition, the information is not intended to be a projection of future results and does not reflect synergies that may be achieved from combined operations. The pro forma results presented do not include any impact on net income of the non-recurring charge to integrate HOF.

NOTE 3--INCOME TAXES

    The significant components of the income tax provision are as follows:

FISCAL YEARS ENDED                                                       1999       1998       1997
---------------------------------------------------------------------  ---------  ---------  ---------
                                                                            (MILLIONS OF DOLLARS)
Current:
  Federal............................................................  $    (1.2) $    16.9  $    14.6
  State and local....................................................        1.4        2.3        1.5
                                                                       ---------  ---------  ---------
                                                                             0.2       19.2       16.1
Deferred.............................................................        8.6         --       (1.3)
                                                                       ---------  ---------  ---------
Income tax provision.................................................  $     8.8  $    19.2  $    14.8
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The reconciliation of income tax at the statutory rate to the income tax provision is as follows:

FISCAL YEARS ENDED                                                       1999       1998       1997
---------------------------------------------------------------------  ---------  ---------  ---------
                                                                            (MILLIONS OF DOLLARS)
Federal income tax at the statutory rate.............................  $     7.8  $    17.9  $    13.8
Effect of:
  State and local taxes..............................................        0.9        1.5        1.0
  Goodwill and other, net............................................        0.1       (0.2)        --
                                                                       ---------  ---------  ---------
Income tax provision.................................................  $     8.8  $    19.2  $    14.8
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                  ASSET/(LIABILITY)
                                                                                                 --------------------
FISCAL YEAR                                                                                        1999       1998
-----------------------------------------------------------------------------------------------  ---------  ---------

(MILLIONS OF DOLLARS)
Current
Deferred tax assets:
  Acquired tax assets..........................................................................  $    11.5  $      --
  Inventory items..............................................................................        8.7        2.5
  Employee benefits............................................................................        2.3        1.6
  Lease obligations............................................................................        2.7        1.2
  Other........................................................................................        3.4        0.6
                                                                                                 ---------  ---------
                                                                                                      28.6        5.9
Deferred tax liabilities:
  Basis difference in net assets acquired......................................................       (3.1)      (6.5)
  Non-income taxes.............................................................................       (0.7)      (0.7)
                                                                                                 ---------  ---------
                                                                                                      (3.8)      (7.2)
                                                                                                 ---------  ---------
Net current deferred tax asset (liability).....................................................  $    24.8  $    (1.3)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Non-current
Deferred tax assets:
  Unearned compensation........................................................................  $     0.2  $     0.2
  Other........................................................................................        0.8        0.3
                                                                                                 ---------  ---------
                                                                                                       1.0        0.5
Deferred tax liabilities:
  Depreciation.................................................................................      (21.1)     (14.0)
  Basis difference in net assets acquired......................................................       (5.0)      (0.6)
  Other........................................................................................       (0.1)      (0.1)
                                                                                                 ---------  ---------
                                                                                                     (26.2)     (14.7)
                                                                                                 ---------  ---------
Net non-current deferred tax liability.........................................................  $   (25.2) $   (14.2)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    In connection with the purchase of HOF, the Company recorded certain tax assets, of which approximately $11.5 million is still available as of January 30, 1999 to offset future years' tax payments. The Company did not record any valuation allowances against deferred tax assets as of January 30, 1999 or January 31, 1998.

NOTE 4--FINANCING

    The Company has an unsecured $250.0 million five-year revolving credit agreement (the "Credit Facility") that expires January 31, 2003. The Company may borrow up to a maximum of $280.0 million by utilizing funds available under the Credit Facility and other lines of credit. An amendment on March 4, 1998 increased the Credit Facility to $250.0 million from $200.0 million and included a provision allowing the Company to acquire HOF as discussed in Note 2. The Credit Facility was amended for the period of September 4, 1998 through November 30, 1998 to allow the Company to increase its borrowing capacity up to a maximum of $315.0 million.

    The Company's weighted average interest rate and weighted average borrowings under the Credit Facility and other bank borrowings were 6.23 percent and $157.1 million during fiscal 1999, 6.00 percent and $49.0 million during fiscal 1998 and 6.33 percent and $83.1 million during fiscal 1997, respectively.

    The weighted average interest rate under the Credit Facility and other bank borrowings was 5.82 percent at January 30, 1999. Interest on borrowings under the Credit Facility is calculated at an applicable margin over prime, federal funds or LIBOR rates, based on the achievement of specified ranges of certain financial covenants. The Company pays a facility fee on the revolving commitment amount which ranges from 10 basis points to 30 basis points based on the achievement of specified ranges of certain financial covenants.

    The Credit Facility contains financial covenants which require the Company to, among other things, maintain a minimum tangible net worth and fixed charge coverage and current funded indebtedness ratios as well as a financial covenant which limits the Company's defined leverage ratio. The Company is in compliance with all financial covenants contained in the Credit Facility.

    On March 15, 1998, the Company entered into a five-year interest rate swap agreement to hedge its interest rate exposure for a portion of the Credit Facility. The notional amount of this interest rate swap agreement is $75.0 million, with a fixed LIBOR rate of 5.98 percent, reducing to $50.0 million on March 15, 2001 for the remaining term of the agreement.

    On June 30, 1997, the Company redeemed all of its outstanding 6 1/4% Convertible Subordinated Debentures ("Debentures") due March 1, 2002 at a price of 101.785 percent of principal. The holders of the Debentures had the option to convert their Debentures into common shares at a conversion price of $24.375 per share, or to accept redemption at the stated premium. Of the $57.0 million of Debentures outstanding, $1.1 million were converted. The remaining $55.9 million of Debentures were redeemed. The Company recorded an extraordinary loss, net of taxes, of $1.1 million, or $0.06 per share, consisting of the redemption premium, unamortized debenture issuance costs and other related expenses.

    The Company is currently in the process of negotiating a new five-year senior credit facility that will increase the total credit commitment, including letters of credit and related acceptances, to $300.0 million, plus an additional $30.0 million of outside bank lines. This will replace the existing Credit Facility.

    In addition, the Company expects to issue $150.0 million aggregate principal amount of senior subordinated notes which will mature in 2009. It is anticipated that these notes will be fully and unconditionally guaranteed by each of the Company's restricted subsidiaries.

    Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the year ended January 30, 1999 is as follows:

                                                                       GUARANTOR
                                                            PARENT    SUBSIDIARIES CONSOLIDATED
                                                           ---------  -----------  ------------
                                                                  (MILLIONS OF DOLLARS)
Net sales................................................  $   703.1   $   539.8    $  1,242.9
Gross profit.............................................      338.9       225.5         564.4
Operating profit.........................................       42.7        (7.8)         34.9
Net income...............................................        7.8         5.8          13.6

Current assets...........................................      223.5       266.6         490.1
Non-current assets.......................................       94.6       116.7         211.3
Intercompany receivable (payable)........................      303.7      (303.7)           --
Current liabilities......................................      188.1        21.1         209.2
Non-current liabilities..................................      197.5        35.7         233.2

NOTE 5--CAPITAL STOCK

    The following table details the common stock ($0.05 stated value) activity for fiscal 1999 and fiscal 1998:

                                                         COMMON SHARES
                                                          OUTSTANDING
                                                        NET OF TREASURY                          SHARES
                                                     ----------------------                        IN
                                                      CLASS A     CLASS B         TOTAL         TREASURY
                                                     ----------  ----------  ----------------  ----------
Balance at February 1, 1997........................   9,021,157   8,899,484        17,920,641   2,279,161
  Exercise of stock options........................     299,134     371,664           670,798          --
  Issuance of restricted stock awards..............     132,500          --           132,500          --
  Cancellation of restricted stock awards..........     (30,000)    (10,000)          (40,000)         --
  Purchase of common stock.........................        (423)       (575)             (998)        998
  Issuance of treasury shares......................      19,485      20,111            39,596     (39,596)
  Issuance of common stock upon conversion of
    debentures.....................................      22,062      22,062            44,124          --
                                                     ----------  ----------  ----------------  ----------
Balance at January 31, 1998........................   9,463,915   9,302,746        18,766,661   2,240,563
  Exercise of stock options........................     131,541     149,864           281,405          --
  Issuance of restricted stock awards..............      11,500      47,500            59,000          --
  Cancellation of restricted stock awards..........     (60,000)     (3,500)          (63,500)         --
  Purchase of common stock.........................     (40,233)    (42,268)          (82,501)     82,501
  Issuance of treasury shares......................      23,607      26,902            50,509     (50,509)
                                                     ----------  ----------  ----------------  ----------
Balance at January 30, 1999........................   9,530,330   9,481,244        19,011,574   2,272,555
                                                     ----------  ----------  ----------------  ----------
                                                     ----------  ----------  ----------------  ----------

    The Company's Class A Common Shares have voting rights while Class B Common Shares have no voting rights. At January 30, 1999 and January 31, 1998, there were 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares authorized for issuance. At January 30, 1999 and January 31, 1998, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding.

SHAREHOLDERS' RIGHTS PLAN

    Under the Company's Shareholders' Rights Plan, as amended, one right is issued for each Class A Common Share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 20 percent or more of the outstanding Class A Common Shares or the Board of Directors declares a person or group to be an "adverse person," as defined in the Plan. When exercisable, each right initially entitles a holder to purchase one Class A Common Share for $105.75. If at any time after the rights become exercisable, the Company is acquired in a merger or certain other business transactions occur, each right would then enable the holder thereof to purchase one common share of the acquiring company, or under certain circumstances, one Class A Common Share of the Company for $0.50. The rights, which do not have voting privileges, expire in November 2000, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

RIGHT TO ACQUIRE SHARES

    The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. The total number of both Class A and Class B Common Shares owned by the families, subject to this agreement, was approximately 2.8 million as of January 30, 1999.

NOTE 6--EARNINGS PER SHARE

    Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method and the assumed conversion of all of the Company's Debentures on the first day of fiscal 1998 and 1997.

    The following table presents information necessary to calculate basic and diluted earnings per common share for the fiscal years presented:

FISCAL YEARS ENDED                                                            1999          1998          1997
------------------------------------------------------------------------  ------------  ------------  ------------
         (MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
BASIC EARNINGS PER COMMON SHARE:
Net income before extraordinary item....................................  $       13.6  $       31.9  $       24.6
Extraordinary item......................................................            --          (1.1)           --
                                                                          ------------  ------------  ------------
Net income..............................................................  $       13.6  $       30.8  $       24.6
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average shares outstanding.....................................    18,964,082    18,393,827    17,930,367
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
DILUTED EARNINGS PER COMMON SHARE:
Net income before extraordinary item....................................  $       13.6  $       31.9  $       24.6
Debenture interest, net of tax..........................................            --           0.9           2.2
                                                                          ------------  ------------  ------------
Net income before extraordinary item and debenture interest.............          13.6          32.8          26.8
Extraordinary item......................................................            --          (1.1)           --
                                                                          ------------  ------------  ------------
Net income before debenture interest....................................  $       13.6  $       31.7  $       26.8
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Weighted average shares outstanding.....................................    18,964,082    18,393,827    17,930,367
Incremental shares from assumed exercise of stock options...............       939,517     1,223,985       947,749
Incremental shares from assumed conversion of debentures................            --       974,068     2,337,764
                                                                          ------------  ------------  ------------
                                                                            19,903,599    20,591,880    21,215,880
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

NOTE 7--STOCK-BASED COMPENSATION PLANS

1998 INCENTIVE COMPENSATION PLAN

    During fiscal 1999, the shareholders approved the 1998 Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan includes a stock options program, a restricted stock program and an employee stock purchase program. The employee stock purchase program meets the requirements of Section 423 of the Internal Revenue Code of 1986. Shares subject to awards under the 1998 Plan may be Class A or Class B shares. The total number of shares subject to awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of shares subject to awards actually granted in each such fiscal year.

    The stock options granted under the 1998 Plan become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire ten years after the date of the grant. During fiscal 1999, 750,666 shares were available to be issued as awards under the stock option and restricted stock programs. 431,600 non-qualified stock options and 57,500 restricted shares, net of cancellations, were issued during fiscal 1999, with 261,566 shares available to be carried over to fiscal 2000.

    The vesting periods for the restricted shares granted under the 1998 Plan are up to five years with all rights to such restricted stock terminating without any payment of consideration by the Company unless the grantee remains in the continuous employment of the Company throughout the vesting period. Unearned compensation resulting from the issuance of restricted shares is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders' equity. During fiscal 1999, under the 1998 Plan, 11,500 Class A and 47,500 Class B restricted shares were granted at weighted average market values of $21.92 and $22.82, respectively.

    With respect to the employee stock purchase program, the total number of shares subject to stock purchase rights granted in any fiscal year may not exceed 1,000,000 shares. No stock purchase rights were granted during fiscal 1999.

DIRECTORS PLAN

    Under the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), stock options are automatically granted to each non-employee director upon their election to the board and annually thereafter at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. There are 71,500 Class A Shares and 71,500 Class B Shares authorized for future option grants under the Directors Plan at January 30, 1999.

OTHER PLANS

    Nonqualified stock options have been granted to certain officers and key employees under the 1998 Plan and the 1990 Employee Stock Option and Stock Appreciation Rights Plan (the "1990 Plan") at prices not less than fair market value of the common stock at the date of grant. The 1990 Plan also permits the granting of stock appreciation rights (SAR's), with respect to all or part of the common stock subject to any option granted under this plan. Vesting and expiration periods are identical to options issued under the 1998 Plan. There are 852,771 Class A Shares authorized for future option and stock appreciation right grants under the 1990 Plan at January 30, 1999.

    Restricted shares of the Company's common stock have been awarded to executive officers, senior management and other key employees under the 1998 Plan and the 1994 Executive Incentive Plan (the "Executive Plan"). At January 30, 1999, 168,500 Class A and 49,000 Class B restricted shares were outstanding under the Executive Plan and 331,500 Class A and 451,000 Class B Common Shares are available for future awards. During fiscal 1998, under the Executive Plan, 132,500 Class A restricted shares were granted at a weighted average market value of $20.96 and during fiscal 1997, 27,000 Class A and 2,000 Class B restricted shares were granted at weighted average market values of $14.09 and $11.75, respectively.

    The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted under the 1998 Plan, the 1990 Plan and the Directors Plan (collectively the "Plans") and, accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under these Plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts shown in the table below (millions of dollars, except per share data):

FISCAL YEARS ENDED                              1999              1998              1997
----------------------------------------  ----------------  ----------------  -----------------
                                             AS       PRO      AS       PRO      AS       PRO
                                          REPORTED   FORMA  REPORTED   FORMA  REPORTED   FORMA
                                          --------   -----  --------   -----  --------   ------
Net income..............................   $13.6     $12.0   $30.8     $29.8   $24.6     $23.9
Net income per common share:
  Basic.................................   $0.72     $0.63   $1.68     $1.62   $1.37     $1.33
  Diluted...............................    0.69     0.61     1.54     1.46     1.26      1.24

    The pro forma disclosures presented are not representative of the future effects on net income and net income per share because only awards granted after fiscal 1996 are permitted to be included.

    For purposes of computing the pro forma disclosures above, the fair values of the options granted under the Plans were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of Class A and Class B option grants were: risk-free interest rates ranging from
5.3 to 6.3 percent for Class A and 4.6 to 6.3 percent for Class B, expected volatility ranging from 34.5 to 38.9 percent for Class A and 31.7 to 34.6 percent for Class B, expected lives ranging from 2.9 to 5.8 years for Class A and 3.3 to 6.5 years for Class B and no expected dividends for either class of shares.

    The following is a summary of the Company's stock option activity for the
Plans:

                                                          CLASS A OPTIONS           CLASS B OPTIONS
                                                      ------------------------  ------------------------
                                                                    WEIGHTED                  WEIGHTED
                                                                     AVERAGE                   AVERAGE     CLASS A
                                                       NUMBER OF    EXERCISE     NUMBER OF    EXERCISE    AND CLASS
                                                        OPTIONS      PRICES       OPTIONS      PRICES     B OPTIONS
                                                      -----------  -----------  -----------  -----------  ----------
Outstanding at January 27, 1996.....................    1,348,455   $    9.10     1,712,191   $    9.50    3,060,646
  Granted...........................................       81,500       14.62       345,100       14.73      426,600
  Exercised.........................................     (144,732)       4.34      (140,832)       4.90     (285,564)
  Canceled..........................................      (78,744)      10.87      (105,356)      10.92     (184,100)
                                                      -----------               -----------               ----------
Outstanding at February 1, 1997.....................    1,206,479        9.70     1,811,103       10.66    3,017,582
  Granted...........................................       58,000       21.43       487,750       20.33      545,750
  Exercised.........................................     (299,134)       7.36      (371,664)       7.92     (670,798)
  Canceled..........................................      (86,325)      12.65      (181,677)      12.73     (268,002)
                                                      -----------               -----------               ----------
Outstanding at January 31, 1998.....................      879,020       10.98     1,745,512       13.73    2,624,532
  Granted...........................................       13,650       25.82       459,500       15.94      473,150
  Exercised.........................................     (131,541)       9.28      (149,864)       9.74     (281,405)
  Canceled..........................................      (10,550)       9.52       (65,551)      15.18      (76,101)
                                                      -----------               -----------               ----------
Outstanding at January 30, 1999.....................      750,579   $   11.57     1,989,597   $   14.49    2,740,176
                                                      -----------  -----------  -----------  -----------  ----------
                                                      -----------  -----------  -----------  -----------  ----------
Exercisable at:
  January 30, 1999..................................      652,554   $   10.52     1,010,720   $   11.90    1,663,274
  January 31, 1998..................................      703,120       10.02       892,862       10.53    1,595,982
  February 1, 1997..................................      914,854        9.40     1,011,400        9.49    1,926,254
Weighted average fair value of options granted
  during fiscal:
  1999..............................................  $     10.38               $      6.20
  1998..............................................         8.22                      8.05
  1997..............................................         5.45                      5.58

                              JO-ANN STORES, INC.

NOTE 7--STOCK-BASED COMPENSATION PLANS (CONTINUED)

    The following table summarizes the status of stock options outstanding and exercisable at January 30, 1999:

                        CLASS A
                  OPTIONS OUTSTANDING                                CLASS A
--------------------------------------------------------       OPTIONS EXERCISABLE
                                              WEIGHTED     ---------------------------
                                  WEIGHTED     AVERAGE                      WEIGHTED
                   RANGE OF       AVERAGE     REMAINING                      AVERAGE
  NUMBER           EXERCISE       EXERCISE   CONTRACTUAL      NUMBER        EXERCISE
OUTSTANDING         PRICES         PRICES       LIFE        EXERCISABLE      PRICES
-----------   ------------------  --------   -----------   -------------   -----------
   372,854      $ 2.38 to $ 8.56   $ 6.86     3.1 years          372,754    $    6.86
   357,225      $ 8.57 to $21.94   $15.70     1.9 years          277,300    $   15.33
    20,500      $21.95 to $29.06   $25.21     6.3 years            2,500    $   23.44
-----------                                                -------------
   750,579       $2.38 to $29.06   $11.57     2.6 years          652,554    $   10.52
-----------                                                -------------
-----------                                                -------------


                        CLASS B
                  OPTIONS OUTSTANDING                                CLASS B
--------------------------------------------------------       OPTIONS EXERCISABLE
                                              WEIGHTED     ---------------------------
                                  WEIGHTED     AVERAGE                      WEIGHTED
                   RANGE OF       AVERAGE     REMAINING                      AVERAGE
  NUMBER           EXERCISE       EXERCISE   CONTRACTUAL      NUMBER        EXERCISE
OUTSTANDING         PRICES         PRICES       LIFE        EXERCISABLE      PRICES
-----------   ------------------  --------   -----------   -------------   -----------
   201,744      $ 2.38 to $ 7.58   $ 6.08     1.9 years          201,744    $    6.08
 1,117,803      $ 7.59 to $17.68   $12.37     7.1 years          566,143    $   10.58
   670,050      $17.69 to $26.66   $20.57     4.2 years          242,833    $   19.82
-----------                                                -------------
 1,989,597      $ 2.38 to $26.66   $14.49     5.6 years        1,010,720    $   11.90
-----------                                                -------------
-----------                                                -------------

NOTE 8--EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN AND POSTRETIREMENT BENEFITS

    The Company sponsors a tax-deferred savings plan (the "Savings Plan") whereby eligible employees may elect quarterly to contribute up to the lesser of 10 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of 4 percent of the employee's annual compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of the treasury or by purchasing shares on the open market. The amount of the Company's matching contribution in fiscal 1999, 1998 and 1997 was $1.0 million, $0.8 million and $0.9 million, respectively. Plan assets included 429,108 shares of Class A Common Stock and 252,945 shares of Class B Common Stock at January 31, 1999. The Company does not provide postretirement health care benefits for its employees.

                              JO-ANN STORES, INC.

NOTE 9--LEASES

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

    The following is a schedule of future minimum rental payments under non-cancelable operating leases:

                                                                                                           MINIMUM
FISCAL YEARS ENDED                                                                                         RENTALS
-------------------------------------------------------------------------------------------------------  -----------
(MILLIONS OF DOLLARS)
2000...................................................................................................   $   101.4
2001...................................................................................................        95.2
2002...................................................................................................        85.6
2003...................................................................................................        67.5
2004...................................................................................................        48.3
Thereafter.............................................................................................       183.9
                                                                                                         -----------
                                                                                                          $   581.9
                                                                                                         -----------
                                                                                                         -----------

    Rent expense was as follows:

FISCAL YEARS ENDED                                                                         1999       1998       1997
---------------------------------------------------------------------------------------  ---------  ---------  ---------
(MILLIONS OF DOLLARS)
Minimum rentals........................................................................  $   103.4  $    78.6  $    73.7
Contingent rentals.....................................................................        1.8        1.8        1.4
Sublease rentals.......................................................................       (2.8)      (2.0)      (1.9)
                                                                                         ---------  ---------  ---------
                                                                                         $   102.4  $    78.4  $    73.2
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                              JO-ANN STORES, INC.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized below are the unaudited results of operations by quarter for fiscal 1999 and 1998:

                                                                                FIRST       SECOND        THIRD       FOURTH
FISCAL 1999                                                                    QUARTER      QUARTER      QUARTER      QUARTER
---------------------------------------------------------------------------  -----------  -----------  -----------  -----------
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales..................................................................   $   252.9    $   251.6    $   319.7    $   418.7
Gross profit...............................................................       116.1        114.3        152.2        181.8
Net income (loss)..........................................................        (4.4)        (6.5)         3.4         21.1
Net income (loss) per common share:
  Basic....................................................................   $   (0.23)   $   (0.34)   $    0.18    $    1.11
  Diluted..................................................................       (0.23)       (0.34)        0.17         1.08

                                                                                FIRST       SECOND        THIRD       FOURTH
FISCAL 1998                                                                    QUARTER      QUARTER      QUARTER      QUARTER
---------------------------------------------------------------------------  -----------  -----------  -----------  -----------
(MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales..................................................................   $   218.8    $   197.5    $   247.2    $   311.5
Gross profit...............................................................        96.1         88.3        114.6        142.8
Net income (loss) before extraordinary item................................         2.6         (1.0)         9.3         21.0
Extraordinary item, loss related to early retirement of debt, net of tax
  benefit of $0.7 million..................................................          --         (1.1)          --           --
                                                                             -----------  -----------  -----------  -----------
Net income (loss)..........................................................   $     2.6    $    (2.1)   $     9.3    $    21.0
                                                                             -----------  -----------  -----------  -----------
                                                                             -----------  -----------  -----------  -----------
Net income (loss) per common share before extraordinary item:
  Basic....................................................................   $    0.14    $   (0.05)   $    0.50    $    1.13
  Diluted..................................................................        0.14        (0.05)        0.47         1.07
Extraordinary item:
  Basic....................................................................   $      --    $   (0.06)   $      --    $      --
  Diluted..................................................................          --        (0.06)          --           --
Net income (loss) per common share:
  Basic....................................................................   $    0.14    $   (0.12)   $    0.50    $    1.13
  Diluted..................................................................        0.14        (0.12)        0.47         1.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Nominees to the Board of Directors" in the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be held on June 4, 1999 (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year. Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934.

    Information required by this Item 10 as to Involvement in Certain Legal Proceedings is included under Item 3 Legal Proceedings contained in this document.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co. which manages numerous shopping centers. Eleven of these shopping centers contain stores of our company. Three of the leases were entered into after Mr. Gumberg became a Director of our company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid during fiscal 1999, fiscal 1998 and fiscal 1997 on these stores amounted to $1.2 million, $1.2 million and $0.9 million, respectively.

    Betty Rosskamm, Alma and Justin Zimmerman and Jo-Ann Stores have entered into an agreement, dated September 26, 1997, relating to their shares of Jo-Ann Stores Class A and Class B common stock. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders, and Alma and Justin Zimmerman and their lineal descendants and permitted holders, may each sell up to 200,000 shares of their Class A common stock in any calendar year and may not sell more than 100,000 of those shares in any 180-day period. Mrs. Rosskamm, and Mr. and Mrs. Zimmerman collectively, may each sell up to 100,000 of their shares of Jo-Ann's Class B common stock in any 60-day period. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman sell a number of shares of their Class A common stock in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party to the agreement, and then with the other family's permission, to Jo-Ann Stores. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman sell a number of shares of their Class B common stock in excess of the number permitted under the agreement, each family must first offer to sell those shares to Jo-Ann.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) FINANCIAL STATEMENTS

       Audited financial statements and supplementary data required by this item are presented and listed in Part II, Item 8.

    (2) FINANCIAL STATEMENT SCHEDULES

       Schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3) EXHIBITS

  EXHIBIT
  NUMBER                EXHIBIT DESCRIPTION
-----------             ------------------------------------------------------------------------------------------------
         2              Asset Purchase Agreement among Fabri-Centers of America, Inc., FCA of Ohio, Inc., Brown Group,
                          Inc. and Cloth World, Inc. dated August 24, 1994. (filed as an Exhibit to the Registrant's
                          Form 8-K filed with the Commission on October 2, 1994 and incorporated herein by reference)
       3.1      (a)     Amended Articles of Incorporation of Fabri-Centers of America, Inc. (filed as an Exhibit to the
                          Registrant's Form 10-Q filed with the Commission on September 11, 1995 and incorporated herein by reference)
       3.1      (b)     Certificate of Amendment to the Amended Articles of Incorporation of Fabri-Centers of America,
                          Inc.
       3.2              Regulations of Jo-Ann Stores, Inc., as amended (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)
         4              Form of Second Amendment of Rights Agreement, dated August 2, 1995, between the Registrant and
                          Society National Bank, as successor by merger to Ameritrust Company National Association, as
                          Rights Agent (filed as an Exhibit to the Registrant's Form 10-Q filed with the Commission on
                          September 11, 1995 and incorporated herein by reference)
      10.1              Form of Split Dollar Life Insurance Agreement between the Registrant and certain of its officers
                          (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1,
                          1993 and incorporated herein by reference)*
      10.2              Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the
                          Commission on December 1, 1993 and incorporated herein by reference)*
      10.3              Fabri-Centers of America, Inc. 1979 Supplemental Retirement Benefit Plan as amended (filed as an
                          Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
      10.4              Split Dollar Life Insurance Agreements and Assignments between the Registrant and Betty Rosskamm dated October 19, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the
                          Commission on December 1, 1993 and incorporated herein by reference)*
      10.5              Fabri-Centers of America, Inc. Executive Inventive Plan dated March 19, 1980 as amended (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*

  EXHIBIT
  NUMBER                EXHIBIT DESCRIPTION
-----------             ------------------------------------------------------------------------------------------------
      10.6              Form of Employment Agreement between the Registrant and certain Executive Officers (filed as an
                          Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
      10.7              Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan,
                          as amended (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on
                          December 1, 1993 and incorporated herein by reference)*
      10.8              Credit Agreement dated as of September 30, 1994 and amended through March 4, 1998 among
                          Fabri-Centers of America, Inc. as borrower, the Banks which are Signatories thereto and
                          Keybank National Association, as Agent (filed as an Exhibit to the Registrant's Form 10-K filed with the Commission on April 24, 1998 and incorporated herein by reference)*
      10.9              Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors (filed as
                          Exhibit A to the Registrant's Proxy Statement for its Annual Meeting held on June 12, 1996 filed with the Commission on Schedule 14A on May 11, 1996 and incorporated herein by reference)*
     10.10              House of Fabrics, Inc. Non-Standardized 401(k) Plan (filed as Exhibit 10 to House of Fabrics,
                          Inc.'s (commission file number 1-7927) Form 10-K filed with the Commission on May 1, 1997 and incorporated herein by reference)*
     10.11              Fabric-Centers of America, Inc. 1998 Incentive Compensation Plan (filed as Exhibit A to the
                          Registrant's Proxy Statement for its Annual Meeting held on June 4, 1998 filed with the
                          Commission on Schedule 14A on May 8, 1998 and incorporated herein by reference)*
     10.12              Amended and Restated Agreement dated September 26, 1997 among Fabri-Centers of America, Inc.,
                          Betty Rosskamm and Justin Zimmerman and Alma Zimmerman
        21              Subsidiaries of Jo-Ann Stores, Inc.
        23              Consent of Independent Public Accountants
        24              Power of Attorney
        27              Financial Data Schedule

------------------------

*Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

By: /s/ ALAN ROSSKAMM                         April 16, 1999
  ------------------------------------------
  Alan Rosskamm
  PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE
------------------------------  --------------------------

      /s/ ALAN ROSSKAMM         Chairman of the Board and
------------------------------    Director (Chief
        Alan Rosskamm             Executive Officer)

                                Executive Vice President
     /s/ BRIAN P. CARNEY*         and Chief Financial
------------------------------    Officer (Chief
       Brian P. Carney            Accounting Officer)

     /s/ BETTY ROSSKAMM*
------------------------------  Director
        Betty Rosskamm

     /s/ ALMA ZIMMERMAN*
------------------------------  Director
        Alma Zimmerman

       /s/ SCOTT COWEN*
------------------------------  Director
         Scott Cowen

      /s/ FRANK NEWMAN*
------------------------------  Director
         Frank Newman

       /s/ IRA GUMBERG*
------------------------------  Director
         Ira Gumberg

      /s/ GREGG SEARLE*
------------------------------  Director
         Gregg Searle

      /s/ DEBRA WALKER*
------------------------------  Director
         Debra Walker

The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

*By:      /s/ ALAN ROSSKAMM
      -------------------------
           Alan Rosskamm,                                      April 16, 1999
          Attorney-in-Fact

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                 EXHIBIT DESCRIPTION
-------------             ---------------------------------------------------------------------------------------------

        3.1       (b)     Certificate of Amendment to the Amended Articles of Incorporation of Fabri-Centers of
                            America, Inc.

      10.12               Amended and Restated Agreement dated September 26, 1997 among Fabri-Centers of America, Inc.,
                            Betty Rosskamm and Justin Zimmerman and Alma Zimmerman

         21               Subsidiaries of Jo-Ann Stores, Inc.

         23               Consent of Independent Public Accountants

         24               Power of Attorney

         27               Financial Data Schedule