Form 10-Q
period 1999-05-01
JO-ANN STORES INC
filed 1999-06-15
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------




 For the Quarter Ended May 1, 1999                 Commission File No. 1-6695
------------------------------------              ------------------------------


                               JO-ANN STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



             Ohio                                        34-0720629
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        5555 Darrow Road
          Hudson, Ohio                                     44236
--------------------------------           ------------------------------------
(Address of principal executive                         (Zip Code)
offices)


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

                                      Yes      X                No
                                         -----------             ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Common Stock outstanding at June 10, 1999: 9,123,301

         Shares of Class B Common Stock outstanding at June 10, 1999: 9,193,919

JO-ANN STORES, INC.
Form 10-Q Index
For the quarter ended May 1, 1999
--------------------------------------------------------------------------------


PART I.   FINANCIAL INFORMATION:
          Item 1.    Financial Statements (Unaudited)                                               Page Numbers

                     Consolidated Balance Sheets as of May 1, 1999 and January 30, 1999                    3

                     Consolidated Statements of Income for the Thirteen Weeks
                     Ended May 1, 1999 and May 2, 1998                                                     4

                     Consolidated Statements of Cash Flows for the Thirteen Weeks
                     Ended May 1, 1999 and May 2, 1998                                                     5

                     Notes to Consolidated Financial Statements                                          6-7

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                          8-10

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    Not Applicable

PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                                                    11

          Item 2.    Changes in Securities and Use of Proceeds                                            11

          Item 3.    Defaults Upon Senior Securities                                                      11

          Item 4.    Submission of Matters to a Vote of Security Holders                                  11

          Item 5.    Other Information                                                                    11

          Item 6.    Exhibits and Reports on Form 8-K                                                     11

          Signatures                                                                                      12



                                                  PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEETS
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                                                 (UNAUDITED)
                                                                                     MAY 1,                JANUARY 30,
                                                                                      1999                     1999
-------------------------------------------------------------------------------- ---------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments                                            $   14.9                 $   20.4
   Inventories                                                                       446.3                    420.2
   Deferred income taxes                                                              24.8                     24.8
   Prepaid expenses and other current assets                                          19.3                     24.7
                                                                                  --------                 --------
Total current assets                                                                 505.3                    490.1
Property and equipment, net                                                          165.3                    164.0
Goodwill, net                                                                         37.0                     37.2
Other assets                                                                          10.4                     10.1

                                                                                  --------                 --------
Total assets                                                                      $  718.0                 $  701.4
                                                                                  ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  142.1                 $  150.4
   Accrued expenses                                                                   43.1                     58.4
   Accrued income taxes                                                                2.1                      0.4
                                                                                  --------                 --------
Total current liabilities                                                            187.3                    209.2

Long-term debt                                                                       240.1                    182.5
Deferred income taxes                                                                 25.2                     25.2
Other long-term liabilities                                                           13.4                     25.5

Shareholders' equity:
   Common stock
     Class A                                                                           0.5                      0.5
     Class B                                                                           0.5                      0.5
   Additional paid-in capital                                                         95.4                     94.4
   Unamortized restricted stock awards                                                (2.7)                    (2.9)
   Retained earnings                                                                 188.1                    185.8
                                                                                  --------                 --------
                                                                                     281.8                    278.3
   Treasury stock, at cost                                                           (29.8)                   (19.3)
                                                                                  --------                 --------
Total shareholders' equity                                                           252.0                    259.0
                                                                                  --------                 --------
Total liabilities and shareholders' equity                                        $  718.0                 $  701.4
                                                                                  ========                 ========

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)



                                                                                   MAY 1,                  MAY 2,
Thirteen Weeks Ended                                                                1999                    1998
---------------------------------------------------------------------------------------------------------------------

Net sales                                                                           $   295.7                $   252.9
Cost of sales                                                                           157.7                    136.8
                                                                                    ---------                ---------
  Gross margin                                                                          138.0                    116.1
Selling, general and administrative expenses                                            122.3                    103.2
Depreciation and amortization                                                             7.7                      6.4
Non-recurring charge                                                                   --                         12.2
                                                                                    ---------                ---------
  Operating profit (loss)                                                                 8.0                     (5.7)
Interest expense, net                                                                     4.3                      1.5
                                                                                    ---------                ---------
  Income (loss) before income taxes                                                       3.7                     (7.2)
Income tax provision (benefit)                                                            1.4                     (2.8)
                                                                                    ---------                ---------
Net income (loss)                                                                   $     2.3                $    (4.4)
                                                                                    =========                =========

Net income (loss) per common share

      Basic and diluted                                                             $    0.12               $    (0.23)
                                                                                    =========                =========

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars)


                                                                                                    MAY 1,          MAY 2,
Thirteen Weeks Ended                                                                                1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
        Net income (loss)                                                                        $   2.3         $  (4.4)
      Adjustments to reconcile net income (loss) to net cash provided by (used for)
       operating activities:
        Depreciation and amortization                                                                7.7             6.4
        Non-cash portion of non-recurring charge                                                     --              9.7
        Other                                                                                        0.5             0.1
      Changes in operating assets and liabilities:
        Increase in inventories                                                                    (26.1)          (23.1)
        Decrease in prepaid expenses and other current assets                                        5.2             3.2
        Increase (decrease) in accounts payable                                                     (8.3)            7.5
        Decrease in accrued expenses                                                               (15.3)          (15.8)
        Increase (decrease) in accrued income taxes                                                  1.7           (10.4)
                                                                                                 -------         --------
Net cash used for operating activities                                                             (32.3)          (26.8)
Net cash flows from investing activities:
        Capital expenditures                                                                       (10.1)           (6.2)
        House of Fabrics acquisition, net of cash acquired                                           --            (23.5)
        Other, net                                                                                   1.0             --
                                                                                                 -------         --------
Net cash used for investing activities                                                              (9.1)          (29.7)

Net cash flow from financing activities:
      Proceeds from long-term debt                                                                  57.6            60.8
      Decrease in other long-term liabilities                                                      (12.1)           (0.4)
      Proceeds from exercise of stock options                                                        0.7             0.9
      Issuance of treasury shares                                                                    0.3             0.2
      Purchase of common stock                                                                     (10.6)           (0.2)
                                                                                                 -------         --------
Net cash provided by financing activities                                                           35.9            61.3
                                                                                                 -------         --------
Net increase (decrease) in cash                                                                     (5.5)            4.8
Cash and temporary cash investments at beginning of period                                          20.4            14.8
                                                                                                 -------         --------
Cash and temporary cash investments at end of period                                             $  14.9         $  19.6
                                                                                                 =======         =======

Supplemental disclosures of cash flow information: Cash paid (received) during the period for:
        Interest                                                                                 $   4.2         $   0.8
        Income taxes                                                                                (5.6)            7.9




 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Jo-Ann Stores, Inc.
May 1, 1999, January 30, 1999 and May 2, 1998


      Note 1  -  Basis of Presentation

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is the largest national category-dominant retailer serving the retail fabric and craft industry, with 1,051 retail stores in 49 states at May 1, 1999. The 1,024 traditional and 27 superstores feature a broad line of apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products.

        The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

        The Company's business is highly seasonal with the majority of the Company's revenues and operating profits generated in the second half of its fiscal year; therefore, earnings or losses for a particular interim period are not indicative of full year results. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

      Note 2  - Earnings Per Share

        Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirteen weeks ended May 2, 1998 as it is anti-dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in millions).


                                                                                   MAY 1,           MAY 2,
Thirteen Weeks Ended                                                                1999             1998
----------------------------------------------------------------                 -----------      ----------
BASIC EARNINGS PER COMMON SHARE:
Weighted average shares outstanding                                                     18.7            18.8
                                                                                 ===========      ==========

DILUTED EARNINGS PER COMMON SHARE:
Weighted average shares outstanding                                                     18.7            18.8
Incremental shares from assumed exercise of stock options                                0.4             --
                                                                                 -----------      ----------
                                                                                        19.1            18.8
                                                                                 ===========      ==========

      Note 3  -  Acquisition of House of Fabrics, Inc.

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

        Operating results of the continuing HOF stores have been included in the Company's results of operations since the date of the Acquisition (eight of the thirteen weeks in the first quarter of fiscal 1999).

        In accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a non-recurring charge of $25.1 million during fiscal 1999, $12.2 million during the first quarter of fiscal 1999, for merger-related costs pertaining to the Acquisition.

      Note 4  - Subsequent Event - Financing

        On May 5, 1999, the Company entered into a $300.0 million five-year unsecured senior revolving credit agreement (the "Senior Credit Facility") that expires on April 30, 2004. The Company may borrow up to a maximum of $330.0 million by utilizing funds available under the Senior Credit Facility and other lines of credit.

        Interest on borrowings under the Senior Credit Facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. At May 5, 1999, the Company's interest on borrowings was calculated at LIBOR plus 110 basis points, and the facility fee was equal to 40 basis points.

        The Senior Credit Facility contains financial covenants which require the Company to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, as well as limit the Company's maximum leverage ratios. The Company is in compliance with all financial covenants contained in the Senior Credit Facility.

        On May 5, 1999, the Company issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. Interest is payable on May 1 and November 1 of each year, beginning November 1, 1999. The Company has the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes are unsecured obligations and are subordinated to the Senior Credit Facility. The notes are fully and unconditionally guaranteed by each of the Company's subsidiaries.

        The proceeds from the senior subordinated notes, coupled with borrowings under the Senior Credit Facility, were used to refinance the Company's former credit facility.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED MAY 1, 1999 VS. MAY 2, 1998

        Net sales for the first quarter of fiscal 2000 increased 16.9%, or $42.8 million, compared to the first quarter of fiscal 1999. Of this increase, $31.0 million was attributable to the acquired House of Fabrics units, which were included in our results for only eight of the thirteen weeks in the first quarter of fiscal 1999. Excluding the impact of these acquired units, total sales increased 5.1% for the quarter, or $11.8 million. The majority of this increase is attributable to a greater number of superstores in operation. During the first quarter of fiscal 2000, we operated 27 superstores versus 11 superstores in the year ago period. Comparable store sales increased 1.8% for the first quarter of fiscal 2000 over the same quarter a year earlier in which comparable store sales increased 1.3%.

        Gross margin increased $21.9 million compared to the year earlier period. As a percent of net sales, fiscal 2000 first quarter gross margin was 46.7%, an increase of 0.8 percentage points from the same quarter a year earlier. The margin rate improvement resulted primarily from improvements in shrink as pricing to consumers and product costs were relatively constant between quarters.

        Selling, general and administrative expenses were 41.4% of net sales, an increase of 0.6 percentage points from the same quarter of fiscal 1999, excluding non-recurring charges. The increase, as a percent of sales, consisted primarily of increases in store expenses, due to the inclusion of House of Fabrics stores for a full quarter which are currently operating at a higher expense structure than traditional stores, and distribution service center expenses, due to the higher level of inventory processed.

        Depreciation and amortization expense for the first quarter of fiscal 2000 increased $1.3 million to $7.7 million from $6.4 million for the same period of fiscal 1999 due to higher capital expenditure levels in the current and prior year.

        Interest expense for the first quarter of fiscal 2000 increased $2.8 million to $4.3 million from $1.5 million in the first quarter of fiscal 1999 due to higher average debt levels associated with the House of Fabrics acquisition and related capital and working capital expenditures. Average borrowings were $222.2 million for the first quarter of fiscal 2000 versus $74.1 million in the first quarter of fiscal 1999.

        Our effective income tax rate was 38.0% for the first quarter of fiscal 2000 compared to 39.0% for the first quarter of fiscal 1999 reflecting a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

        Net income for the first quarter of fiscal 2000 was $2.3 million, or $0.12 per diluted share compared to net income, excluding the after-tax effect of the House of Fabrics non-recurring charge, of $3.1 million, or $0.15 per diluted share for the same quarter a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

        We used $32.3 million of cash for operating activities in the first quarter of fiscal 2000 compared to $26.8 million of cash used by operating activities in the first quarter of the prior year. Inventories, net of payables support, increased $34.4 million in the first quarter of fiscal 2000 due to an increase in the inventory flow to stores and three additional superstores since the beginning of the fiscal year.

        Capital expenditures were $10.1 million for the first quarter of fiscal 2000, of which $5.4 million represented investment in new stores and upgrades through relocation of our existing store base and $4.1 million represented capitalizable systems technology related to the installation of enterprise-wide systems. Fiscal 2000 capital expenditures are expected to be approximately $70.0 million as compared to $75.1 million in the prior year and include investments in stores, logistics and enterprise-wide systems. We have no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from borrowings under our Senior Credit Facility and cash generated internally.

        During the first quarter of fiscal 2000, we opened seven stores including three superstores, relocated five traditional stores, and closed 14 smaller or underperforming traditional stores. For the balance of fiscal 2000, we expect to open 20 to 25 new stores including 15 to 17 superstores, and to relocate 20 traditional stores.

        We purchased 773,910 shares of our common stock at an aggregate price of $10.6 million during the first quarter of fiscal 2000, under previous authorization from our board of directors. As of May 1, 1999, we were authorized to purchase up to an additional 2.3 million shares.

        On May 5, 1999, we entered into the Senior Credit Facility that expires on April 30, 2004. We may borrow up to a maximum of $330.0 million by utilizing funds available under the Senior Credit Facility and other lines of credit.

        On May 5, 1999, we issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. Interest is payable on May 1 and November 1 of each year, beginning November 1, 1999. We have the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes are unsecured obligations and are subordinated to our Senior Credit Facility. The notes are fully and unconditionally guaranteed by each of our subsidiaries.

        The proceeds from the senior subordinated notes, coupled with borrowings under the new Senior Credit Facility, were used to refinance our former credit facility. As of May 1, 1999, we had $240.1 million of debt outstanding under the former credit facility, not including $46.1 million of letters of credit.

        The Senior Credit Facility contains financial covenants which require us to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, as well as limit our maximum leverage ratios. We are in compliance with all financial covenants contained in the Senior Credit Facility.

        We believe that our Senior Credit Facility, coupled with cash on hand and from operations and the net proceeds of the senior subordinated notes offering, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

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

        We believe that inflation has not had a significant effect on the growth of net sales or on net income for the past two years.

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

        We have developed and are executing plans to address possible exposures related to the impact on our computer systems of the Year 2000 issue. Our planned modification of our existing systems was complete as of January 30, 1999, and testing and certification of these completed modifications is in process and is expected to be completed by August 31, 1999. Expenditures for modifying existing software to address Year 2000 issues are estimated to total $2.5 million to $3.0 million, of which $2.6 million has been spent to date, $0.5 million during the current quarter and $2.1 million in previous fiscal years. All expenditures are being expensed as incurred. We expect that we will be able to test and certify the affected systems that we have modified in time to avoid any material disruption to operations; however, unforeseen developments or delays could cause this expectation to change.

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

        We are also in the process of developing contingency plans that focus on reducing any disruption that might be created by product suppliers with whom we do business being Year 2000 noncompliant. None of our suppliers in fiscal 1999 provided more than 2% of our products. We have communicated with our key suppliers to identify the nature and potential impact of the Year 2000 issue on the business of such suppliers. During the first half of fiscal 2000, we have begun and expect to complete the evaluation of supplier-related issues and other external risks and we will develop contingency plans as necessary. We are not presently aware of any product supplier-related issue presented by the year 2000 that is likely to have a material impact on us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Our traditional stores and superstores are considered one business segment as they generally serve the same customer and have the same type of merchandise and services offered.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

          Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

          Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          Not Applicable.

Item 5.  Other Information
         -----------------

          Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)      Exhibits
                 --------

                 No exhibits are filed with this report.

         b)      Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the 13-week period ended May 1, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JO-ANN STORES, INC.



DATE: June 15, 1999              /s/ Alan Rosskamm
                                 ----------------------------------------------
                                      By:   Alan Rosskamm
                                            Chairman, President and Chief
                                              Executive Officer


                                      /s/ Brian P. Carney
                                      -----------------------------------------
                                      By:   Brian P. Carney
                                            Executive Vice President and Chief
                                              Financial Officer