Form 10-Q
period 1999-07-31
JO-ANN STORES INC
filed 1999-09-14
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         -----------------------------------------------------------------------
                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------


   For the Quarter Ended July 31, 1999            Commission File No. 1-6695
-----------------------------------------       -------------------------------


                               JO-ANN STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



               Ohio                                     34-0720629
----------------------------------------    ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

       5555 Darrow Road
          Hudson, Ohio                                    44236
----------------------------------------     -----------------------------------
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

                                           Yes       X             No
                                                  -------             --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Common Stock outstanding at September 8, 1999:
                                    9,019,034

         Shares of Class B Common Stock outstanding at September 8, 1999:
                                   8,941,390



JO-ANN STORES, INC.
Form 10-Q Index
For the quarter ended July 31, 1999
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION:

         Item 1.    Financial Statements (Unaudited)                           Page Numbers

                    Consolidated Balance Sheets as of July 31, 1999 and
                    January 30, 1999                                                 3

                    Consolidated Statements of Income for the Thirteen and
                    Twenty-Six Weeks Ended July 31, 1999 and August 1, 1998          4

                    Consolidated Statements of Cash Flows for the Twenty-Six
                    Weeks Ended July 31, 1999 and August 1, 1998                     5

                    Notes to Consolidated Financial Statements                       6-7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                        8-11

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk       11

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                                12

         Item 2.    Changes in Securities and Use of Proceeds                        12

         Item 3.    Defaults Upon Senior Securities                                  12

         Item 4.    Submission of Matters to a Vote of Security Holders              12

         Item 5.    Other Information                                                12

         Item 6.    Exhibits and Reports on Form 8-K                                 12

         Signatures                                                                  13


                                                  PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEETS
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                                                       (UNAUDITED)
                                                                                        JULY 31,          JANUARY 30,
                                                                                          1999               1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments                                                  $   19.2          $   20.4
   Inventories                                                                             537.6             420.2
   Deferred income taxes                                                                    24.8              24.8
   Prepaid expenses and other current assets                                                15.6              24.7
                                                                                        --------          --------
Total current assets                                                                       597.2             490.1

Property and equipment, net                                                                176.7             164.0
Goodwill, net                                                                               36.8              37.2
Other assets                                                                                18.4              10.1
                                                                                        --------          --------
Total assets                                                                            $  829.1          $  701.4
                                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $  214.4          $  150.4
   Other current liabilities                                                                52.7              58.8
                                                                                        --------          --------

Total current liabilities                                                                  267.1             209.2

Long-term debt                                                                             280.4             182.5
Deferred income taxes                                                                       25.2              25.2
Other long-term liabilities                                                                 13.5              25.5

Shareholders' equity:
   Common stock
     Class A, par value $0.05 per share; issued and outstanding 9,095,321
          and 9,530,330, respectively                                                        0.5               0.5
     Class B, par value $0.05 per share; issued and outstanding 8,928,540
          and 9,481,244, respectively                                                        0.5               0.5
   Additional paid-in capital                                                               95.6              94.4
   Unamortized restricted stock awards                                                      (2.4)             (2.9)
   Retained earnings                                                                       182.6             185.8
                                                                                        --------          --------
                                                                                           276.8             278.3
   Treasury stock, at cost                                                                 (33.9)            (19.3)
                                                                                        --------          --------
Total shareholders' equity                                                                 242.9             259.0
                                                                                        --------          --------

Total liabilities and shareholders' equity                                              $  829.1          $  701.4
                                                                                        ========          ========

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)

                                                           THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                           --------------------              ----------------------
                                                        JULY 31,         AUGUST 1,         JULY 31,         AUGUST 1,
                                                          1999             1998              1999              1998
------------------------------------------------------------------------------------------------------------------------

Net sales                                               $   282.4        $   251.6        $   578.1        $   504.5
Cost of sales                                               151.9            137.3            309.6            274.1
                                                        ---------        ---------        ---------        ---------

   Gross margin                                             130.5            114.3            268.5            230.4

Selling, general and administrative expenses                124.9            110.6            247.2            213.8
Depreciation and amortization                                 7.6              7.1             15.3             13.5
Non-recurring charge                                           --              4.5               --             16.7
                                                        ---------        ---------        ---------        ---------

   Operating profit (loss)                                   (2.0)            (7.9)             6.0            (13.6)
Interest expense, net                                         6.8              2.8             11.1              4.3
                                                        ---------        ---------        ---------        ---------

   Loss before income taxes                                  (8.8)           (10.7)            (5.1)           (17.9)
Income tax provision (benefit)                               (3.3)            (4.2)            (1.9)            (7.0)
                                                        ---------        ---------        ---------        ---------

Net loss                                                $    (5.5)       $    (6.5)       $    (3.2)       $   (10.9)
                                                        ==========       ==========       ==========       ==========


Net loss per common share
      Basic and diluted                                 $    (0.30)      $    (0.34)      $    (0.17)      $    (0.58)
                                                        ==========       ==========       ==========       ==========

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)

                                                                                        TWENTY-SIX WEEKS ENDED
                                                                                        ----------------------
                                                                                      JULY 31,          AUGUST 1,
                                                                                        1999               1998
----------------------------------------------------------------------------------------------------------------

Net cash flows from operating activities:
      Net loss                                                                    $   (3.2)           $ (10.9)
      Adjustments to reconcile net loss to net cash used for
      operating activities:
       Depreciation and amortization                                                  15.3               13.5
       Non-cash portion of non-recurring charge                                       --                  9.7
       Deferred income taxes                                                          --                (10.1)
       Other                                                                           0.7                1.6
      Changes in operating assets and liabilities:
       Increase in inventories                                                      (117.4)             (77.7)
       Increase in accounts payable                                                   64.0               36.3
       Other, net                                                                      3.0               (5.2)
                                                                                  --------            -------

Net cash used for operating activities                                               (37.6)             (42.8)

Net cash flows from investing activities:
       Capital expenditures                                                          (28.7)             (29.5)
       House of Fabrics acquisition, net of cash acquired                             --                (23.5)
       Other, net                                                                      0.6                3.1
                                                                                  --------            -------

Net cash used for investing activities                                               (28.1)             (49.9)

Net cash flow from financing activities:
      (Repayment) proceeds from long-term debt                                       (52.1)              93.2
      Net proceeds from issuance of senior subordinated notes                        142.9               --
      Decrease in other long-term liabilities                                        (12.0)              --
      Purchase of common stock for treasury                                          (14.8)              (0.4)
      Other, net                                                                       0.5                2.5
                                                                                  --------            -------

Net cash provided by financing activities                                             64.5               95.3
                                                                                  --------            -------

Net increase (decrease) in cash and temporary cash investments                        (1.2)               2.6
Cash and temporary cash investments at beginning of period                            20.4               14.8
                                                                                  --------            -------

Cash and temporary cash investments at end of period                              $   19.2            $  17.4
                                                                                  ========            =======

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
       Interest                                                                   $    6.0            $   3.0
       Income taxes                                                                   (5.2)              10.9

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Jo-Ann Stores, Inc.
July 31, 1999, January 30, 1999 and August 1, 1998


      Note 1  -  Basis of Presentation

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is the largest national category-dominant retailer serving the retail fabric and craft industry, with 1,051 retail stores in 49 states at July 31, 1999. The 1,021 traditional and 30 superstores feature a broad line of apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products.

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

      Note 2  - Earnings Per Share

        Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998, as it is anti-dilutive.

        The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in millions).

                                                                    THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                                    --------------------            ----------------------
                                                                   JULY 31,       AUGUST 1,        JULY 31,       AUGUST 1,
                                                                     1999            1998            1999           1998
               ---------------------------------------------------------------------------------------------------------------

               BASIC AND DILUTED EARNINGS PER COMMON SHARE:
               Weighted average shares outstanding                   18.2           19.0             18.5           18.9
                                                                ============    ===========      ===========   =============

      Note 3  -  Acquisition of House of Fabrics, Inc.

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

        Operating results of the continuing HOF stores have been included in the Company's results of operations since the date of the Acquisition (twenty-one of the twenty-six weeks in the first half of fiscal 1999).

        In accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a non-recurring charge of $25.1 million during fiscal 1999, $16.7 million during the first half of fiscal 1999, for merger-related costs pertaining to the Acquisition.

      Note 4 - Financing

        On May 5, 1999, the Company entered into a $300.0 million five-year unsecured senior revolving credit agreement (the "Senior Credit Facility") that expires on April 30, 2004, and issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. The net proceeds from the senior subordinated notes, coupled with borrowings under the Senior Credit Facility, were used to refinance the Company's former credit facility.

        The Company may borrow up to a maximum of $330.0 million under the Senior Credit Facility by utilizing funds available under the Senior Credit Facility and other lines of credit. Interest on borrowings under the Senior Credit Facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, the Company's interest on borrowings is equal to LIBOR plus 110 basis points, and the facility fee is equal to 40 basis points.

        The Senior Credit Facility contains financial covenants which require the Company to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, as well as limit the Company's maximum leverage ratios. The Company is in compliance with all financial covenants contained in the Senior Credit Facility.

        Interest on the senior subordinated notes is payable on May 1 and November 1 of each year, beginning November 1, 1999. The Company has the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes are unsecured obligations and are subordinated to the Senior Credit Facility. The notes are fully and unconditionally guaranteed by each of the Company's subsidiaries.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JULY 31, 1999 VS. AUGUST 1, 1998

        Net sales for the second quarter of fiscal 2000 increased 12.2%, or $30.8 million, compared to the second quarter of fiscal 1999. Comparable store sales increased $14.5 million or 7.7% for the second quarter compared to a comparable store sales increase of 1.2% for the prior year second quarter. The remaining sales increase was primarily attributable to a greater number of superstores in operation. During the second quarter of fiscal 2000, we operated 30 superstores versus 16 superstores in the year ago period.

        Gross margin increased $16.2 million compared to the year earlier period. As a percent of net sales, gross margin was 46.2%, an increase of 0.8 percentage points from the same quarter a year earlier. The margin rate improvement resulted primarily from improvements in point of sale margin and shrink, partially offset by an increase in freight costs. The improvement in point of sale margin is the result of earlier sell-through on seasonal products and improved margin in the House of Fabrics stores, which were in the process of stock reduction a year ago. The increase in freight expense was due to the inventory flow acceleration in the current year versus a year ago.

        Selling, general and administrative expenses were 44.2% of net sales, an increase of 0.2 percentage points from the same quarter of fiscal 1999, excluding non-recurring charges. The increase, as a percent of sales, consisted of an increase in distribution service center expenses, due to a higher level of inventory received and shipped to store locations between quarters.

        Depreciation and amortization expense for the second quarter of fiscal 2000 increased $0.5 million to $7.6 million from $7.1 million for the same period of fiscal 1999 due to higher capital expenditure levels in the current and prior year.

        Interest expense increased $4.0 million to $6.8 million from $2.8 million in the second quarter of fiscal 1999 due primarily to higher average debt levels associated with the House of Fabrics acquisition and related capital and working capital expenditures. Average borrowings were $262.9 million for the second quarter of fiscal 2000 versus $150.7 million in the second quarter of fiscal 1999. The balance of the increase in interest expense is attributable to a higher effective borrowing rate between years.

        Our effective income tax rate was 38.0% for the second quarter of fiscal 2000 compared to 39.0% for the second quarter of fiscal 1999 reflecting a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

        The net loss for the second quarter of fiscal 2000 was $5.5 million, or $0.30 per share compared to the net loss, excluding the after-tax effect of the House of Fabrics non-recurring charge, of $3.7 million, or $0.20 per share for the same quarter a year earlier.

TWENTY-SIX WEEKS ENDED JULY 31, 1999 VS. AUGUST 1, 1998

        Net sales for the first half of fiscal 2000 increased 14.6%, or $73.6 million, compared to the first half of fiscal 1999. House of Fabrics stores, which were included in our results for only twenty-one of the twenty-six weeks in the first half of fiscal 1999, contributed $18.1 million of the sales increase. Comparable store sales increased $18.4 million or 4.6% for the first half of fiscal 2000 compared to a comparable store sales increase of 1.3% for the first half of fiscal 1999. The remaining sales increase was primarily attributable to a greater number of superstores in operation.

        Gross margin increased $38.1 million compared to the year earlier period. As a percent of net sales, gross margin was 46.4%, an increase of 0.7 percentage points from the same prior year period. The margin rate improvement resulted primarily from improvements in point of sale margin and shrink, partially offset by an increase in freight costs. The improvement in point of sale margin is the result of earlier sell-through on seasonal products and improved margin in the House of Fabrics stores, which were in the process of stock reduction a year ago. The increase in freight expense was due to the inventory flow acceleration in the current year versus a year ago.

        Selling, general and administrative expenses were 42.8% of net sales, an increase of 0.4 percentage points from the same period of fiscal 1999, excluding non-recurring charges. The increase, as a percent of sales, consisted primarily of increases in store expenses, due to the inclusion of House of Fabrics stores for all of fiscal 2000 compared to twenty-one weeks in fiscal 1999, and distribution service center expenses, due to the higher level of inventory received and shipped to store locations between years.

        Depreciation and amortization expense for the first half of fiscal 2000 increased $1.8 million to $15.3 million from $13.5 million for the same period of fiscal 1999 due to higher capital expenditure levels in the current and prior year.

        Interest expense for the first half of fiscal 2000 increased $6.8 million to $11.1 million from $4.3 million in the first half of fiscal 1999 due primarily to higher average debt levels associated with the House of Fabrics acquisition and related capital and working capital expenditures. Average borrowings were $242.5 million for the first half of fiscal 2000 versus $112.4 million in the first half of fiscal 1999. The balance of the increase in interest expense is attributable to a higher effective borrowing rate between years.

        Our effective income tax rate was 38.0% for the first half of fiscal 2000 compared to 39.0% for the first half of fiscal 1999 reflecting a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

        The net loss for the first half of fiscal 2000 was $3.2 million, or $0.17 per share compared to the net loss, excluding the after-tax effect of the House of Fabrics non-recurring charge, of $0.7 million, or $0.04 per share for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

         We used $37.6 million of cash for operating activities in the first half of fiscal 2000 compared to $42.8 million of cash used by operating activities in the first half of the prior year. Inventories, net of payables support, increased $53.4 million in the first half of fiscal 2000 due to an increase in the inventory flow to stores and six additional superstores since the beginning of the fiscal year.

        Capital expenditures were $28.7 million for the first half of fiscal 2000, of which $16.1 million represented investment in new stores and upgrades through relocation of our existing store base and $8.6 million represented capitalizable systems technology related to the installation of enterprise-wide systems. Fiscal 2000 capital expenditures are expected to be approximately $70.0 million as compared to $75.1 million in the prior year and include investments in stores, logistics and systems. We have no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from cash generated internally and borrowings under our Senior Credit Facility.

        During the first half of fiscal 2000, we opened 14 stores including six superstores, relocated seven traditional stores, and closed 21 smaller or underperforming traditional stores. For the balance of fiscal 2000, we expect to open 13 superstores and five traditional stores, and to relocate nine traditional stores.

        We purchased approximately 1.1 million shares of our common stock during the first half of fiscal 2000 at an aggregate price of $14.8 million, under previous authorization from our board of directors. As of July 31, 1999, we were authorized to purchase up to an additional 2.0 million shares.

        On May 5, 1999, we entered into the $300.0 million five-year Senior Credit Facility that expires on April 30, 2004 and issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. The net proceeds from the senior subordinated notes, coupled with borrowings under the Senior Credit Facility were used to refinance our former credit facility.

        We may borrow up to a maximum of $330.0 million under the Senior Credit Facility by utilizing funds available under the Senior Credit Facility and other lines of credit. Interest on borrowings under the Senior Credit Facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 110 basis points, and the facility fee is equal to 40 basis points. As of July 31, 1999, we had $130.4 million of debt outstanding under the Senior Credit Facility, not including $70.5 million of letters of credit.

        The Senior Credit Facility contains financial covenants which require us to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, as well as limit our maximum leverage ratios. We are in compliance with all financial covenants contained in the Senior Credit Facility.

        Interest on the senior subordinated notes is payable on May 1 and November 1 of each year, beginning November 1, 1999. We have the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes are unsecured obligations and are subordinated to the Senior Credit Facility. The notes are fully and unconditionally guaranteed by each of our subsidiaries.

        We believe that our Senior Credit Facility, coupled with cash on hand and from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

SEASONALITY AND INFLATION

        Our business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

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

        We have developed and are executing plans to address possible exposures related to the impact on our computer systems of the Year 2000 issue. Our planned modification of our existing systems was complete as of January 30, 1999, and testing and certification of these completed modifications is in process and was 48% complete at August 31, 1999 and is expected to be completed by December, 1999. Expenditures for modifying existing software to address Year 2000 issues are estimated to total $4.0 million to $4.2 million, of which $2.9 million has been spent to date, $0.8 million during the current year and $2.1 million in previous fiscal years. All expenditures are being expensed as incurred. We expect that we will be able to test and certify the affected systems that we have modified in time to avoid any material disruption to operations; however, unforeseen developments or delays could cause this expectation to change.

        We are also engaged in a significantly larger project of implementing an enterprise-wide system that began in fiscal 1999 and will continue during the next fiscal year at a total cost of approximately $30.0 million. The project is expected to fully integrate financial and operations systems, creating increased reliability and usefulness of our data. Our financial systems became operational under this enterprise-wide system implementation in the fourth quarter of fiscal 1999 and we believe those systems are Year 2000 compliant. The merchandise and human resource operating systems are expected to become operational in fiscal 2001.

        Although we have not finalized our contingency plans for possible Year 2000 issues, initial analysis and planning is underway. Where needed, we will establish contingency plans based on the assessment of our areas of greatest risk. These plans will address the accessibility and functionality of our facilities, and focus on reducing any disruption that might be created by any product suppliers or companies with whom we do business being Year 2000 noncompliant.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

          Not Applicable.

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

          Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) An Annual Meeting of Shareholders of the Company was held June 4, 1999.

         b) Frank Newman, Betty Rosskamm and Debra Walker were elected to the Board of Directors in the class whose term of office expires in 2002. Ira Gumberg and Alma Zimmerman continued as Directors in the class whose term of office expires in 2001. Alan Rosskamm, Scott Cowen and Gregg Searle continued as Directors in the class whose term of office expires in 2000.

         c) The nominees for Directors as listed in the proxy statement were elected with the following vote:

                         Nominee                Votes For        Votes Withheld
                         -------                ---------        --------------

                         Frank Newman           8,547,598            53,009
                         Betty Rosskamm         8,547,449            53,158
                         Debra Walker           8,546,735            53,872

Item 5.  Other Information
         -----------------

          Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)    Exhibits
               --------

               No exhibits are filed with this report.

         b)    Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the 13-week period ended July 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       JO-ANN STORES, INC.


DATE:  September 14, 1999              /s/ Alan Rosskamm
                                       -----------------
                                       By:   Alan Rosskamm
                                             Chairman, President and Chief
                                               Executive Officer


                                       /s/ Brian P. Carney
                                       ----------------------
                                       By:   Brian P. Carney
                                             Executive Vice President and
                                               Chief Financial Officer