Form 10-Q
period 1999-10-30
JO-ANN STORES INC
filed 1999-12-14
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



--------------------------------------------------------------------------------

For the Quarter Ended October 30, 1999            Commission File No. 1-6695
--------------------------------------            ------------------------------


                               JO-ANN STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Ohio                                             34-0720629
--------------------------------------      ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


        5555 Darrow Road
           Hudson, Ohio                                    44236
--------------------------------------      ------------------------------------
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

         Shares of Class A Common Stock outstanding at December 10, 1999:
8,973,326

         Shares of Class B Common Stock outstanding at December 10, 1999:
8,859,441

JO-ANN STORES, INC.
Form 10-Q Index
For the quarter ended October 30, 1999
--------------------------------------------------------------------------------

PART I.     FINANCIAL INFORMATION:

            Item 1.    Financial Statements (Unaudited)                                              Page Numbers
                       Consolidated Balance Sheets as of October 30, 1999 and January 30, 1999           3

                       Consolidated Statements of Income for the Thirteen and
                       Thirty-Nine Weeks Ended October 30, 1999 and October 31,
                       1998                                                                              4

                       Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                       Ended October 30, 1999 and October 31, 1998                                       5

                       Notes to Consolidated Financial Statements                                        6-7

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                         8-12

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        12

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                                                 13

            Item 2.    Changes in Securities and Use of Proceeds                                         13

            Item 3.    Defaults Upon Senior Securities                                                   13

            Item 4.    Submission of Matters to a Vote of Security Holders                               13

            Item 5.    Other Information                                                                 13

            Item 6.    Exhibits and Reports on Form 8-K                                                  13

            Signatures                                                                                   14

                         PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements
CONSOLIDATED BALANCE SHEETS
Jo-Ann Stores, Inc.
(Millions of dollars)

                                                                                            (UNAUDITED)
                                                                                            OCTOBER 30,        JANUARY 30,
                                                                                               1999                1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments                                                    $         27.9      $          20.4
   Inventories                                                                                     562.4                420.2
   Deferred income taxes                                                                            24.1                 24.8
   Prepaid expenses and other current assets                                                        19.7                 24.7
                                                                                          ---------------     ---------------
Total current assets                                                                               634.1                490.1

Property and equipment, net                                                                        181.6                164.0
Goodwill, net                                                                                       36.5                 37.2
Other assets                                                                                        17.3                 10.1
                                                                                          ---------------     ---------------
Total assets                                                                              $        869.5      $         701.4
                                                                                          ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $        191.2      $         150.4
   Other current liabilities                                                                        64.5                 58.8
                                                                                          ---------------     ---------------

Total current liabilities                                                                          255.7                209.2

Long-term debt                                                                                     329.4                182.5
Deferred income taxes                                                                               21.6                 25.2
Other long-term liabilities                                                                         13.7                 25.5

Shareholders' equity:
   Common stock
     Class A, par value $0.05 per share; issued and outstanding 9,043,347
        and 9,530,330, respectively                                                                 0.5                   0.5
     Class B, par value $0.05 per share; issued and outstanding 8,861,391
        and 9,481,244, respectively                                                                 0.5                   0.5
   Additional paid-in capital                                                                      97.2                  94.4
   Unamortized restricted stock awards                                                             (2.4)                 (2.9)
   Retained earnings                                                                              190.9                 185.8
                                                                                         ---------------      ---------------
                                                                                                  286.7                 278.3
   Treasury stock, at cost                                                                        (37.6)                (19.3)
                                                                                         ---------------      ---------------
Total shareholders' equity                                                                        249.1                 259.0
                                                                                         ---------------      ---------------

Total liabilities and shareholders' equity                                               $        869.5       $         701.4
                                                                                         ===============      ===============
See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)

                                                           THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                           --------------------               -----------------------
                                                     OCTOBER 30,         OCTOBER 31,       OCTOBER 30,        OCTOBER 31,
                                                          1999              1998               1999              1998
-------------------------------------------------------------------------------------------------------------------------

Net sales                                            $     347.1         $     319.7      $      925.2       $    824.2
Cost of sales                                              177.6               167.5             487.2            441.6
                                                     ------------        ------------     -------------      -----------

   Gross margin                                            169.5               152.2             438.0            382.6

Selling, general and administrative expenses               140.4               127.6             387.6            341.4
Depreciation and amortization                                8.2                 6.8              23.5             20.3
Non-recurring charge                                         ---                 8.4               ---             25.1
                                                     ------------        ------------     -------------      -----------

   Operating profit (loss)                                  20.9                 9.4              26.9             (4.2)
Interest expense, net                                        7.6                 3.8              18.7              8.1
                                                     ------------        ------------     -------------      -----------

   Income (loss) before income taxes                        13.3                 5.6               8.2            (12.3)
Income tax provision (benefit)                               5.0                 2.2               3.1             (4.8)
                                                     ------------        ------------     -------------      -----------

Net income (loss)                                    $       8.3         $       3.4      $        5.1       $     (7.5)
                                                     ============        ============     =============      ===========



Net income (loss) per common share - basic           $       0.46        $       0.18     $        0.28      $    (0.40)
                                                     ============        ============     =============      ===========
Net income (loss) per common share - diluted         $       0.45        $       0.17     $        0.27      $    (0.40)
                                                     ============        ============     =============      ===========

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Jo-Ann Stores, Inc.
(Millions of dollars, except per share data)

                                                                                         THIRTY-NINE WEEKS ENDED
                                                                                         -----------------------
                                                                                      OCTOBER 30,       OCTOBER 31,
                                                                                         1999               1998
---------------------------------------------------------------------------------------------------------------------

Net cash flows from operating activities:
      Net income (loss)                                                              $        5.1      $        (7.5)
      Adjustments to reconcile net loss to net cash used for
      operating activities:
       Depreciation and amortization                                                         23.5               20.3
       Non-cash portion of non-recurring charge                                               ---                9.7
       Deferred income taxes                                                                 (2.9)              (8.4)
       Other                                                                                  1.0                1.8
      Changes in operating assets and liabilities:
       Increase in inventories                                                             (142.2)            (143.8)
       Increase in accounts payable                                                          40.8               55.8
       Other, net                                                                            14.3               (5.6)
                                                                                     -------------     --------------

Net cash used for operating activities                                                      (60.4)             (77.7)

Net cash flows from investing activities:
       Capital expenditures                                                                 (45.3)             (55.3)
       House of Fabrics acquisition, net of cash acquired                                     ---              (23.5)
       Other, net                                                                             1.9                4.7
                                                                                     -------------     --------------

Net cash used for investing activities                                                      (43.4)             (74.1)

Net cash flow from financing activities:
      (Repayment) proceeds from long-term debt                                               (3.1)             157.4
      Net proceeds from issuance of senior subordinated notes                               142.9                ---
      Decrease in other long-term liabilities                                               (11.8)               ---
      Purchase of common stock for treasury                                                 (18.7)              (0.8)
      Other, net                                                                              2.0                3.2
                                                                                     -------------     --------------

Net cash provided by financing activities                                                   111.3              159.8
                                                                                     -------------     --------------

Net increase in cash and temporary cash investments                                           7.5                8.0
Cash and temporary cash investments at beginning of period                                   20.4               14.8
                                                                                     -------------     --------------

Cash and temporary cash investments at end of period                                 $       27.9      $        22.8
                                                                                     =============     ==============

Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
      Interest                                                                       $        8.8      $         6.8
      Income taxes                                                                           (6.2)              11.3


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Jo-Ann Stores, Inc.
October 30, 1999, January 30, 1999 and October 31, 1998


Note 1  -  Basis of Presentation

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is the largest national category-dominant retailer serving the retail fabric and craft industry, with 1,051 retail stores in 49 states. The 1,009 traditional and 42 superstores feature a broad line of apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products.

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

                                                                   THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                                   --------------------              -----------------------
                                                               OCTOBER 30,       OCTOBER 31,      OCTOBER 30,       OCTOBER 31,
                                                                  1999              1998             1999              1998
         ------------------------------------------------------------------------------------------------------------------------
         BASIC EARNINGS PER COMMON SHARE:
         Weighted average shares outstanding                       18.0             19.0             18.3               18.9
                                                              ==============    ==============   ==============    ==============

         DILUTED EARNINGS PER COMMON SHARE:
         Weighted average shares outstanding                       18.0             19.0             18.3               18.9
         Incremental shares from assumed exercise of
         stock options                                              0.3              0.8              0.4                ---
                                                              --------------    --------------   --------------    --------------
                                                                   18.3             19.8             18.7               18.9
                                                              ==============    ==============   ==============    ==============

Note 3  -  Acquisition of House of Fabrics, Inc.

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

        Operating results of the continuing HOF stores have been included in the Company's results of operations since the date of the Acquisition (thirty-four of the thirty-nine weeks in the first three quarters of fiscal 1999).

        In accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a non-recurring charge totaling $25.1 million during fiscal 1999 for merger-related costs pertaining to the Acquisition.

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

        The Senior Credit Facility contains financial covenants which require the Company to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, as well as limit the Company's maximum leverage ratios. The Senior Credit Facility was amended to eliminate the minimum allowed ratio of consolidated current assets to consolidated current liabilities plus consolidated total senior balance sheet debt for the third quarter of fiscal 2000. The Company is in compliance with all financial covenants contained in the Senior Credit Facility as amended.

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

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 30, 1999 VS. OCTOBER 31, 1998

        Net sales for the third quarter of fiscal 2000 increased 8.6%, or $27.4 million, to $347.1 million from $319.7 million in the prior year. Comparable store sales increased $13.2 million or 4.7% for the third quarter compared to a comparable store sales increase of 3.9% for the prior year third quarter. The remaining sales increase was primarily attributable to a greater number of superstores in operation. During the third quarter of fiscal 2000, we operated 35 superstores versus 22 superstores in the year ago period.

        Gross margin increased $17.3 million compared to the year earlier period. As a percent of net sales, gross margin was 48.8%, an increase of 1.2 percentage points from the 47.6% gross margin rate in the same quarter a year earlier. The margin rate improvement was driven primarily from improvements in point of sale margin due to a less promotionally focused marketing campaign for the quarter coupled with an improved margin in the House of Fabrics stores, which were in the process of stock reduction a year ago.

        Selling, general and administrative expenses were 40.4% of net sales, an increase of 0.5 percentage points from 39.9% for the same quarter of fiscal 1999, excluding non-recurring charges. This increase consisted primarily of an increase in store payroll expenses required to handle the increased inventory levels quarter over quarter. During the current year, we planned to build seasonal inventory levels earlier during the fiscal year than in prior years to smooth our freight flow. We have been successful at achieving a smoother flow of product in the current year. The earlier in-stock position has had a positive impact on sales and gross margin rate performance, but it has also necessitated the incurrence of higher freight and handling costs, both at our distribution center and our stores, earlier in the fiscal year than in prior years. This accelerated flow plan has also resulted in higher inventory levels earlier in the fiscal year and an increase in related interest carrying costs.

        Depreciation and amortization expense for the third quarter of fiscal 2000 increased $1.4 million to $8.2 million from $6.8 million for the same period of fiscal 1999 due to higher capital expenditure levels in the current and prior year.

        Interest expense increased $3.8 million to $7.6 million from $3.8 million in the third quarter of fiscal 1999 due primarily to higher average debt levels resulting from higher inventory levels due to the earlier flow of seasonal product in the current year. Average borrowings were $318.6 million for the third quarter of fiscal 2000 versus $207.9 million in the third quarter of fiscal 1999. In addition, approximately $1.0 million of the increase in interest expense is attributable to a higher effective borrowing rate between years.

        Our effective income tax rate was 38.0% for the third quarter of fiscal 2000 compared to 39.0% for the third quarter of fiscal 1999 reflecting a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

        Net income for the third quarter of fiscal 2000 was $8.3 million, or $0.45 per diluted share compared to net income, excluding the after-tax effect of the House of Fabrics non-recurring charge, of $8.5 million, or $0.43 per diluted share for the same quarter a year earlier.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 VS. OCTOBER 31, 1998

        Net sales for the three quarters of fiscal 2000 increased 12.3%, or $101.0 million, to $925.2 million from $824.2 million in the prior year. Comparable store sales increased $31.6 million or 4.6% for the first three quarters of fiscal 2000 compared to a comparable store sales increase of 2.2% for the first three quarters of fiscal 1999. The remaining sales increase was primarily attributable to a greater number of superstores in operation.

        Gross margin increased $55.4 million compared to the year earlier period. As a percent of net sales, gross margin was 47.3%, an increase of 0.9 percentage points from the 46.4% gross margin rate in the same prior year period. The margin rate improvement resulted primarily from improvements in point of sale margin. The improvement in point of sale margin is the result of earlier sell-through on seasonal products, a less promotional stance in the third quarter, and improved margin in the House of Fabrics stores, which were in the process of stock reduction a year ago.

        Selling, general and administrative expenses were 41.9% of net sales, an increase of 0.5 percentage points from 41.4% for the same period of fiscal 1999, excluding non-recurring charges. This increase consisted primarily of increases in store expenses, due to the inclusion of House of Fabrics stores for all of fiscal 2000 compared to thirty-four weeks in fiscal 1999, coupled with higher store payroll costs to handle increased product flow.

        Depreciation and amortization expense for the first three quarters of fiscal 2000 increased $3.2 million to $23.5 million from $20.3 million for the same period of fiscal 1999 due to higher capital expenditure levels in the current and prior year.

        Interest expense for the first three quarters of fiscal 2000 increased $10.6 million to $18.7 million from $8.1 million in the first three quarters of fiscal 1999 due primarily to higher average debt levels associated with the House of Fabrics acquisition and the related capital and working capital expenditures, coupled with higher inventory levels due to the earlier flow of seasonal product in the current year. Average borrowings were $267.5 million for the first three quarters of fiscal 2000 versus $144.2 million in the first three quarters of fiscal 1999. In addition, approximately $1.4 million of the increase in interest expense is attributable to a higher effective borrowing rate between years.

        Our effective income tax rate was 38.0% for the first three quarters of fiscal 2000 compared to 39.0% for the first three quarters of fiscal 1999 reflecting a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

        Net income for the first three quarters of fiscal 2000 was $5.1 million, or $0.27 per diluted share compared to net income, excluding the after-tax effect of the House of Fabrics non-recurring charge, of $7.8 million, or $0.41 per diluted share for the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

         We used $60.4 million of cash for operating activities in the first three quarters of fiscal 2000 compared to $77.7 million of cash used by operating activities in the first three quarters of the prior year. Inventories, net of payables support, increased $101.4 million in the first three quarters of fiscal 2000 due to the normal seasonal build for the fourth quarter holiday selling season, coupled with the addition of 11 more superstores since the beginning of the fiscal year.

        Capital expenditures were $45.3 million for the first three quarters of fiscal 2000, of which $27.2 million represented investment in new stores and upgrades through relocation of our existing store base and $12.6 million represented capitalizable systems technology related to the installation of an enterprise-wide system. Fiscal 2000 capital expenditures are expected to be between $60.0 and $70.0 million as compared to $75.1 million in the prior year and include investments in stores, logistics and systems. We have no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from cash generated internally and borrowings under our Senior Credit Facility.

        During the first three quarters of fiscal 2000, we opened 11 superstores (with 7 additional superstores opened since the end of the third quarter) and 10 traditional stores, relocated 15 traditional stores and closed 35 smaller or underperforming traditional stores. We have no plans to open any other stores for the balance of fiscal 2000.

        We purchased approximately 1.4 million shares of our common stock during the first three quarters of fiscal 2000 at an aggregate price of $18.7 million, or $13.27 per share, which is less than our $13.92 book value per share at October 30, 1999. As of October 30, 1999, we could purchase up to an additional
1.7 million shares under previous authorization from our board of directors.

        On May 5, 1999, we entered into the $300.0 million five-year Senior Credit Facility that expires on April 30, 2004 and issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. The net proceeds from the senior subordinated notes, coupled with borrowings under the Senior Credit Facility, were used to refinance our former credit facility.

        We may borrow up to a maximum of $330.0 million under the Senior Credit Facility by utilizing funds available under the Senior Credit Facility and other lines of credit. Interest on borrowings under the Senior Credit Facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 110 basis points, and the facility fee is equal to 40 basis points. As of October 30, 1999, we had $179.4 million of debt outstanding under the Senior Credit Facility, not including $60.5 million of letters of credit.

        The Senior Credit Facility contains financial covenants which require us to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, as well as limit our maximum leverage ratios. The Senior Credit Facility was amended to eliminate the minimum allowed ratio of consolidated current assets to consolidated current liabilities plus consolidated total senior balance sheet debt for the third quarter of fiscal 2000. We are in compliance with all financial covenants contained in the Senior Credit Facility as amended.

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

        We have developed and are executing plans to address possible exposures related to the impact on our computer systems of the Year 2000 issue. Our planned modification of our existing systems was complete as of January 30, 1999, and testing and certification of these completed modifications is in process and was approximately 65% complete at the end of the third quarter. We expect to be 100% completed with our testing and certification work prior to January 2000. Expenditures for modifying existing software to address Year 2000 issues are estimated to total $4.0 million to $4.2 million, of which $3.4 million has been spent through the third quarter, $1.3 million during the current year and $2.1 million in previous fiscal years. All expenditures are being expensed as incurred. We expect that we will be able to test and certify the affected systems that we have modified in time to avoid any material disruption to operations; however, unforeseen developments or delays could cause this expectation to change.

        We are also engaged in a significantly larger project of implementing an enterprise-wide system that began in fiscal 1999 and will continue during the next fiscal year at a total cost of approximately $30.0 million. The project is expected to fully integrate financial and operations systems, creating increased reliability and usefulness of our data. Our financial systems became operational under this enterprise-wide system implementation in the fourth quarter of fiscal 1999 and we believe those systems are Year 2000 compliant. The merchandise operating systems are expected to become operational in fiscal 2001 and the human resource operating system is expected to become operational in fiscal 2002.

        Where needed, we have established contingency plans based on the assessment of our areas of greatest risk. These plans address the accessibility and functionality of our facilities, and focus on reducing any disruption that might be created by any product suppliers or companies with whom we do business being Year 2000 noncompliant.

        None of our suppliers in fiscal 1999 provided more than 2% of our products. We have communicated with our largest suppliers to identify the nature and potential impact of the Year 2000 issue on the business of such suppliers. We are not presently aware of any product supplier-related issue presented by the Year 2000 issue that is likely to have a material impact on us.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

                            PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

          Not Applicable.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

Item 5.  OTHER INFORMATION

         On December 2, 1999, the Company issued a press release on its anticipated earnings for the fourth quarter of fiscal year 2000. A copy of the Company's press release is attached as Exhibit 99.1 of this report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)    EXHIBITS

                See the Exhibit Index on Page 15 of this report.

          b)    REPORTS ON FORM 8-K

                No reports on Form 8-K were filed during the 13-week period ended October 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            JO-ANN STORES, INC.


DATE:  December 14, 1999                    /s/ Alan Rosskamm
                                            ------------------------------------
                                            By:   Alan Rosskamm
                                                  Chairman, President and Chief
                                                  Executive Officer


                                            /s/ Brian P. Carney
                                            ------------------------------------
                                            By:   Brian P. Carney
                                                  Executive Vice President and
                                                  Chief Financial Officer

JO-ANN STORES, INC.

                 FORM 10-Q FOR THE THIRTEEN AND THIRTY-NINE WEEK
                         PERIODS ENDED OCTOBER 30, 1999

                                  EXHIBIT INDEX



                                                                   SEQUENTIAL
EXHIBIT NO.                    DESCRIPTION                           PAGE NO.
--------------    -----------------------------------------      --------------

 10.1             Amendment No. 1 to Senior credit Facility              16
 27               Financial Data Schedule
 99.1             December 2, 1999 press release                         21