Form 10-K405
period 2000-01-29
JO-ANN STORES INC
filed 2000-04-28
CIK 34151

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

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE
            TITLE OF CLASS                 ON WHICH REGISTERED
            --------------                ---------------------
Class A Common Stock, Without Par Value  New York Stock Exchange
Class B Common Stock, Without Par Value  New York Stock Exchange

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     As of April 14, 2000, there were 9,155,656 shares of Class A Common Stock and 8,843,748 shares of Class B Common Stock outstanding and the aggregate market value of these Common Shares (based upon the closing price on April 14, 2000 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $117.2 million.

     Documents incorporated by reference:

     Portions of the following documents are or will be incorporated by reference:

        Proxy Statement for 2000 Annual Meeting of Shareholders -- Items 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Except as otherwise stated, the information contained in this report is given as of January 29, 2000, the end of our latest fiscal year. The words "Jo-Ann Stores, Inc.," "Jo-Ann Stores," "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Jo-Ann," "Registrant," "Company," "we," "our," and "us" refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2000 ended January 29, 2000).

ITEM 1. BUSINESS

     We are the largest national category-dominant retailer serving the retail fabric and craft industry, which is estimated to generate combined annual revenues of $10 billion. We were founded as a single retail store in 1943 and now operate 984 Jo-Ann Fabrics and Crafts traditional stores in 49 states and 42 Jo-Ann etc superstores in 15 states. We serve the approximately 70% of U.S. households that engaged in crafts and hobbies during the past year by offering a large variety of competitively priced, high quality apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products, educational classes and custom services.

     Our traditional stores primarily serve small and middle markets, and our superstores serve selected markets where traditional store performance and area demographics are favorable. Our traditional stores average 13,900 square feet, and we believe many are located in markets that are currently underserved. Over the past five years we have strategically relocated certain traditional stores, increasing average square footage per store by 20% and sales per square foot by 13%. As a result, net sales per traditional store have increased 30% to $1.2 million over this period. In November 1995 we opened our first large format "category killer" superstore which offers a more comprehensive product assortment and higher-margin custom services including framing, home decoration, and furniture and floral design. These superstores average 46,000 square feet and in fiscal 2000 generated more than four times the revenue and 30% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for approximately 12% of fiscal 2000 net sales, will be our future growth vehicle.

     Historically, we have grown and increased market share principally through existing store growth, new store openings and strategic acquisitions. In April 1998, we acquired House of Fabrics, a chain of 261 fabric and craft stores located primarily on the West Coast. By September 1998, we successfully integrated, remerchandised and rebranded the former House of Fabrics stores.

STORES

     The following table shows our stores by type and state at January 29, 2000:

                       TRADITIONAL   SUPERSTORE   TOTAL                         TRADITIONAL   SUPERSTORE   TOTAL
                       -----------   ----------   -----                         -----------   ----------   -----
Alabama..............        4           --           4     Nebraska..........        6           --           6
Alaska...............        5           --           5     Nevada............        5            2           7
Arizona..............       16            3          19     New Hampshire.....       10           --          10
Arkansas.............        3           --           3     New Jersey........       16           --          16
California...........      120            1         121     New Mexico........        6           --           6
Colorado.............       16           --          16     New York..........       44            6          50
Connecticut..........       16            2          18     North Carolina....        9           --           9
Delaware.............        3           --           3     North Dakota......        4           --           4
Florida..............       54            4          58     Ohio..............       72            7          79
Georgia..............       16           --          16     Oklahoma..........        5           --           5
Idaho................        9           --           9     Oregon............       26           --          26
Illinois.............       47           --          47     Pennsylvania......       60           --          60
Indiana..............       33            1          34     Rhode Island......        3           --           3
Iowa.................       12           --          12     South Carolina....        2           --           2
Kansas...............       10            1          11     South Dakota......        2           --           2
Kentucky.............        5           --           5     Tennessee.........        3            3           6
Louisiana............        9           --           9     Texas.............       70           --          70
Maine................        5           --           5     Utah..............       15           --          15
Maryland.............       20            3          23     Vermont...........        4           --           4
Massachusetts........       26           --          26     Virginia..........       24           --          24
Michigan.............       56            5          61     Washington........       37            1          38
Minnesota............       23            2          25     West Virginia.....        7           --           7
Mississippi..........        2           --           2     Wisconsin.........       23           --          23
Missouri.............       12            1          13     Wyoming...........        2           --           2
                                                                                    ---           --       -----
Montana..............        7           --           7     Total.............      984           42       1,026
                                                                                    ===           ==       =====

     The following table reflects the number of stores opened, expanded or relocated, closed and acquired during each of the past five fiscal years:

                                                          STORES IN
   FISCAL     STORES   EXPANDED OR   STORES    STORES    OPERATION AT
    YEAR      OPENED    RELOCATED    CLOSED   ACQUIRED     YEAR-END
   ------     ------   -----------   ------   --------   ------------
    1996        14         48          42        --           936
    1997        13         37          35        --           914
    1998        24         42          35        --           903
    1999        31         26          47       171(1)      1,058
    2000        29         22          61        --         1,026

------------------------------
(1) In April 1998, we completed a merger with House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. Of the 261 stores acquired, 90 stores were consolidated with existing traditional stores. As a result, 171 net new units were added to the store base.

     During fiscal 2001, we expect to open up to 20 new stores, including 15 superstores, and relocate 5 traditional stores. We have committed to 19 locations for these new stores.

     Our new store opening costs depend on the building type, store size and general cost levels in the area. During fiscal 2000, we opened 11 new traditional stores, with an average square footage per store of 14,400 square feet. Our average net opening cost of these traditional stores was approximately $0.2 million per store, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new traditional store during fiscal 2000 was approximately $0.3 million. Also during fiscal 2000, we opened 18 superstores, with an average square footage per store of approximately 46,000 square feet. Our average net opening cost of these superstores was approximately $1.5 million per store, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new superstore in fiscal 2000 was approximately $0.9 million.

PRODUCT SELECTION

     Each of our stores offers a broad selection of softlines (traditional sewing and home decorating merchandise) and hardlines (craft, seasonal, framing and floral merchandise).

     The following table shows our sales by principal product line as a percentage of total net sales:

                                                    FISCAL YEAR ENDED
                                        -----------------------------------------
                                        JANUARY 29,    JANUARY 30,    JANUARY 31,
                                           2000           1999           1998
                                        -----------    -----------    -----------
Principal product line:
  Softlines...........................       64%            66%            70%
  Hardlines...........................       36             34             30
                                            ---            ---            ---
       Total..........................      100%           100%           100%
                                            ===            ===            ===

     Our traditional stores have historically carried a full selection of sewing merchandise and a convenient assortment of craft, seasonal, home decorating and floral products. Our superstores offer a competitive assortment of merchandise in all of our product lines and have a more diversified sales mix. During fiscal 2000, 50% of superstore net sales were derived from softlines and 50% from hardlines.

Softlines

     We believe that we provide the most extensive offering of apparel, quilting and craft and home decorating fabrics and sewing-related products available to our customers. We offer the following softlines selection:

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

     - fabrics used in home decorating projects such as window treatments and furniture and bed coverings; and

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

Hardlines

     Our superstores offer a full line of hardline products, while our traditional stores offer a convenient assortment. We offer the following hardlines selection:

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

     - needlecraft items, including hand-knitting yarns, needles, canvas, needlepoint, embroidery and cross-stitching, knitting, crochet and other stitchery supplies;

     - full service framing department with picture framing materials, including ready-made and custom frames, mat boards, glass, backing materials and related supplies, framed art and photo albums; and

     - floral products line, including silk flowers, dried flowers, artificial plants sold separately or in ready-made and custom floral arrangements and a broad selection of accessories required for floral arranging and wreath making.

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

     During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from September through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in every store during our third quarter of each fiscal year. This program includes increasing inventory levels so that each store is fully stocked during our peak selling season.

MARKETING

     We rebranded all of our stores under the Jo-Ann name in September 1998 and began a national advertising campaign. Our proprietary mailing list includes more than three million preferred customers who have shopped with us in the past year. This allows us to efficiently reach our target market. Through our national advertising campaign and proprietary mailing list, we believe that we are able to create high impact, low cost marketing campaigns. We focus our advertising on direct mail circulars and to a lesser extent on newspaper advertising. We have found that mailing full-color circulars to frequent customers is our most effective advertising program. Each circular features numerous products offered at competitive prices and emphasizes the wide selection of merchandise available in the stores.

     In addition, our website (www.joann.com) is accessed approximately 300,000 times per month. We believe that our customers visit our website to obtain information on our products, classes and services and to communicate with other sewing and craft enthusiasts.

PURCHASING

     We have numerous competitive domestic and international sources of supply available for each category of merchandise that we sell. During fiscal 2000, approximately 84% of our purchases were sourced domestically and 16% were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our corporate office, allowing store managers and sales associates to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represents more than three percent of our purchasing volume and the top ten suppliers represent less than 20% of our total purchasing volume. We currently utilize more than 1,200 suppliers, with the top 200 representing more than 80% of our purchasing volume.

LOGISTICS

     We operate one owned distribution center in Hudson, Ohio, which ships products to all of our stores on a weekly basis. Approximately 80% of the merchandise sold in a traditional store and 70% of the merchandise sold in a superstore is handled through this facility with the remainder shipped directly from our vendors. We also utilize a contract warehouse in California to distribute peak seasonal product.

     As part of our strategic logistics network project, we expect to build a new distribution center in Visalia, California. Construction on this distribution center is expected to begin in May of fiscal 2001. The building will be approximately 630,000 square feet and is expected to be operational in the second quarter of fiscal 2002. The cost of construction and equipment for this project is estimated at $40 to $45 million.

     We transport merchandise from our distribution center to our stores utilizing contract carriers. Some merchandise is transported to 46 regional "hubs" and repacked for local delivery. We do not own either the regional hubs or the local delivery vehicles.

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

     Store Management. Traditional stores have approximately five full-time employees and 10 to 15 part-time employees, while superstores typically have approximately 15 full-time employees and 45 to 55 part-time employees. Store managers are compensated with a base salary plus a bonus which is tied to quarterly store sales and annual store profit. The average tenure of our store managers is approximately eight years.

     Store managers are typically promoted from a group of top performing sales associates, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its employees to staff the new superstore.

     Each store is under the supervision of a district manager who reports to a regional vice president. Our human resource department and field management organization are responsible for recruiting and training new store managers. Our prospective store managers are assigned to one of our existing stores as manager-trainees for several weeks where they receive in-depth on-the-job training. In addition, quarterly training seminars are conducted for existing store managers and orientation and training programs are conducted for new sales associates.

INFORMATION TECHNOLOGY

     We believe we have employed industry leading information technology in our stores. The point of sale system is interfaced into our financial and merchandising systems. We utilize point of sale registers and scanning devices to record the sale of merchandise at a stock keeping unit (SKU) level at the stores. We also utilize hand-held radio frequency terminals for a variety of store tasks including price look-up, ordering and fabric sales processing. Point of sale register transactions are polled nightly and interfaced with our sales and merchandising systems.

     Information obtained from item-level scanning through our point of sale system enables us to identify important trends to assist in managing inventory by facilitating the elimination of less profitable SKUs, increasing the in-stock level of more popular SKUs, analyzing product margins and generating data for advertising cost/benefit evaluations. We also believe that our point of sale systems allow us to provide better customer service by increasing the speed and accuracy of register check out, enabling us to more rapidly restock merchandise and efficiently re-price sale items.

     We are currently implementing a fully integrated management information system designed by SAP AG. This system will merge all of our financial merchandise retail systems and link our business processes on a single software platform. The financial system was installed and operational during the fourth quarter of fiscal 1999. The installation of the merchandise retail system was completed and became operational during the first quarter of fiscal 2001. The total cost of this system is estimated at $32.0 million, with $28.8 million incurred through January 29, 2000. Of this total, $20.0 million was incurred during fiscal 2000 and $8.8 million during fiscal 1999.

STATUS OF PRODUCT OR LINE OF BUSINESS

     During fiscal 2000, there has been no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

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

CUSTOMER BASE

     We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2000, no one store accounted for more than one percent of total sales.

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

     The domestic retail fabric and craft industry generates estimated combined annual revenues of approximately $10 billion. We have one national competitor in each of the fabric segment and craft segment of the industry, with the balance of the competitors being regional and local operators. We believe that there are only a few competitors with fabric or crafts sales exceeding $200 million annually, and that we are, based on store count, approximately one and one half times the size of our nearest competitor. We believe that we have several advantages over most of our competitors, including:

     - purchasing power;

     - ability to support an efficient nationwide distribution; and

     - the financial resources to support ongoing capital investments in our infrastructure and new store development annual advertising expenditures.

RESEARCH AND DEVELOPMENT

     During the three fiscal years ended January 29, 2000, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

ENVIRONMENTAL DISCLOSURE

     We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

EMPLOYEES

     As of January 29, 2000, we had approximately 22,600 full and part-time employees, of which 21,400 worked in our stores, 500 were employed in our distribution service center, and the balance held corporate and administrative positions. The number of part-time employees is substantially higher during the Christmas selling season. We believe our employee turnover is below average for retailers primarily because our stores are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 75% of our employees work part-time.

     The United Steelworkers of America, Upholstery and Allied Industries Division currently represent employees who work in our Hudson, Ohio distribution service center. Our current contract expires in May 2001. We believe that our relations with our employees and the union are good.

FOREIGN OPERATIONS AND EXPORT SALES

     In fiscal 2000, we purchased approximately 16% of our products directly from manufacturers located in foreign countries. We currently use suppliers located in Hong Kong, China and Taiwan. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if products were manufactured domestically. If we underestimate consumer demand, we may not be able to fill orders on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a long period of time. We do not have long-term contracts with any manufacturers, and none of our suppliers manufacture products for us exclusively.

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

ITEM 2. PROPERTIES

     Our store support center and distribution center are located in an approximately 1.4 million square foot facility, that we own, on approximately 105 acres in Hudson, Ohio. The distribution center occupies approximately 1.1 million square feet and the remainder is used as our store support center and a superstore. In addition, we own approximately 83 acres of land adjacent to our Hudson, Ohio facility.

     The remaining properties that we occupy are leased retail store facilities that are located primarily in high-traffic shopping centers. All store leases are operating leases, generally for periods of five to ten years with renewal options for up to 20 years. Certain retail store leases contain escalation clauses and in some cases provide for contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended January 29, 2000, we incurred $131.5 million of rental expense and common area maintenance for store locations.

     As of January 29, 2000, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

                                                                      NUMBER OF
YEAR LEASE TERMS EXPIRE                                             STORE LEASES
-----------------------                                        ----------------------
Month-to-month..............................................               37
2001........................................................               43
2002........................................................               22
2003........................................................               27
2004........................................................               17
2005........................................................               16
Thereafter..................................................              863
                                                                        -----
          Total.............................................            1,025
                                                                        =====

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

     In February 1997, we settled enforcement proceedings brought by the U.S. Securities and Exchange Commission ("SEC") involving our financial statements for the fiscal year ended February 1, 1992, the use of those statements in connection with the sale in March 1992 of our 6 1/4% Convertible Subordinated Debentures due 2002 (subsequently redeemed in June 1997), our financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation was that we materially overstated earnings for such periods because of the manner in which we calculated one of our inventory-related reserves, thereby allegedly violating certain federal securities laws, including provisions regarding anti-fraud, reporting, internal controls and books and records. The accounting and disclosure issues that were raised are not related to any current period, and no current accounting policies or financial statements were in question. At the same time as the settlement, the SEC filed a civil action against us and our former chief financial officer and former controller in the United States District Court for the District of Columbia. Without admitting or denying the allegations, we consented to the entry of an order enjoining us from violations of the federal securities laws and agreed to pay $3.3 million in settlement of the action against us.

     In February 1997, our Chief Executive Officer consented to a separate SEC administrative cease and desist order settling certain allegations, without admitting or denying the allegations. The SEC contended that he violated certain federal securities laws as a result of not making adequate inquiry of the financial staff before signing management representation letters given to our auditors in connection with the 1992 debenture offering, and as a result of signing our Form 10-Q for the quarter ended May 2, 1992.

     In February 2000, the former chief financial officer and controller, without admitting or denying the allegations, consented to the entry of an order enjoining them from violations of the federal securities laws and agreed to pay $0.2 million in settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during our fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is set forth pursuant to instruction to Item 401(b) of regulation S-K.

     Our executive officers are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Alan Rosskamm.............................  50     Chairman of the Board, President and Chief
                                                   Executive Officer
Jane Aggers...............................  51     Executive Vice President, Merchandising,
                                                   Marketing and Inventory Management
Dave Bolen................................  48     Executive Vice President, Stores and
                                                   Business Development
Brian Carney..............................  39     Executive Vice President, Chief Financial
                                                   Officer
Rosalind Thompson.........................  50     Executive Vice President, Human Resources

     Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our company for more than five years. He is a member of one of the two founding families of our company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women's apparel retailer.

     Jane Aggers has been Executive Vice President, Merchandising, Marketing and Inventory Management of our company for more than five years. Ms. Aggers has been employed by us since 1977 in positions of increasing responsibility.

     Dave Bolen has been Executive Vice President, Stores and Business Development of our company since December 1998. He was Executive Vice President, Business Development from August 1997 to December 1998 and Senior Vice President, General Manager Jo-Ann etc from March 1997 to August 1997. Prior to joining our company, he was Executive Vice President-Operations of Michaels Stores from July 1994 to August 1996, and Executive Vice President, Chief Operating Officer and a Director of Leewards Creative Crafts, from January 1986 to July 1994.

     Brian Carney has been Executive Vice President, Chief Financial Officer of our company since October 1997. Prior to joining our company, he was Senior Vice President-Finance from May 1996 to August 1997, and Vice President and Controller from June 1992 to May 1996, of Revco D.S., Inc. (a retail drugstore chain acquired by CVS Corporation in 1997).

     Rosalind Thompson has been Executive Vice President, Human Resources of our Company since December 1999. She was previously Senior Vice President, Human Resources from March 1992 to December 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Class A and Class B shares of common stock are traded on the New York Stock Exchange under the ticker symbols JAS.a and JAS.b, respectively. The number of Class A and Class B common shareholders of record as of April 14, 2000 were 735 and 743, respectively.

     The quarterly high and low closing stock prices for fiscal 2000 and 1999 are presented in the table below:

                                                                  CLASS A                CLASS B
                                                                  COMMON                 COMMON
                                                                   STOCK                  STOCK
                                                              ---------------        ---------------
                                                              HIGH        LOW        HIGH        LOW
                                                              ----        ---        ----        ---
Fiscal 2000:
January 29, 2000............................................  $14 1/4     $ 9 9/16   $13         $ 9 5/8
October 30, 1999............................................   14 11/16    12 7/16    12 11/16    11 5/16
July 31, 1999...............................................   17 1/4      12 3/8     13          11 3/4
May 1, 1999.................................................   17 1/8      13 3/16    12 7/8      10 5/8

Fiscal 1999:
January 30, 1999............................................  $19 3/8     $13 1/4    $16 1/2     $12 5/8
October 31, 1998............................................   24 1/2      15 5/16    21 9/16     13 15/16
August 1, 1998..............................................   29 1/2      23 7/8     26          21 1/4
May 2, 1998.................................................   31 3/16     24 1/2     27 1/2      21 5/8

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected financial data for each of the ten years ending January 29, 2000. The selected financial data was derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial data that we have filed with the U.S. Securities and Exchange Commission.

                                                                 FISCAL YEARS ENDED
                          ------------------------------------------------------------------------------------------------
                          JAN 29,    JAN 30,    JAN 31,   FEB 1,   JAN 27,   JAN 28,   JAN 29,   JAN 30,   FEB 1,   FEB 2,
                            2000       1999      1998      1997     1996      1995      1994      1993      1992     1991
                          --------   --------   -------   ------   -------   -------   -------   -------   ------   ------
                                           (MILLIONS OF DOLLARS, EXCEPT SHARE, PER SHARE AND STORE DATA)
OPERATING RESULTS:
Net sales...............  $1,381.5   $1,242.9   $975.0    $929.0   $834.6    $677.3    $582.1    $574.1    $442.0   $368.6
Total sales percentage
  increase..............      11.2%      27.5%     5.0%     11.3%    23.2%     16.4%      1.4%     29.9%     19.9%    14.0%
Comparable store sales
  percentage increase...       4.5%       3.5%     3.8%      7.5%     3.0%      1.0%      4.4%      7.6%     11.9%     4.7%
Gross margin............     633.4      564.4    441.8     412.1    378.0     298.7     252.1     245.1     208.4    165.8
Selling, general and
  administrative
  expenses..............     533.8      476.7    363.1     340.9    319.9     257.2     223.4     221.2     171.8    138.5
Non-recurring charge....        --       25.1       --        --       --        --        --        --        --       --
Depreciation and
  amortization..........      32.0       27.7     21.7      21.2     18.2      14.0      12.0      10.1       5.5      5.6
Operating profit........      67.6       34.9     57.0      50.0     39.9      27.5      16.7      13.8      31.1     21.7
Interest expense........      26.2       12.5      5.9      10.6     12.0       8.4       5.6       5.5       2.9      3.6
Income from continuing
  operations before
  income taxes..........      41.4       22.4     51.1      39.4     27.9      19.1      11.1       8.3      28.2     18.1
Income tax provision....      15.7        8.8     19.2      14.8     10.4       7.4       4.1       3.1      10.1      6.8
Income from continuing
  operations............      25.7       13.6     31.9      24.6     17.5      11.7       7.0       5.2      18.1     11.3
Losses from
  extraordinary
  items/discontinued
  operations............        --         --     (1.1)       --       --        --      (4.8)     (1.0)     (0.6)    (0.1)
Net income..............      25.7       13.6     30.8      24.6     17.5      11.7       2.2       4.2      17.5     11.2
EBITDA (a) (b)..........  $   99.6   $   87.7   $ 78.7    $ 71.2   $ 58.1    $ 41.5    $ 28.7    $ 23.9    $ 36.6   $ 27.3
                          ------------------------------------------------------------------------------------------------
PER SHARE DATA (C):
Net income from
  continuing
  operations --
  diluted...............  $   1.38   $   0.69   $ 1.60    $ 1.26   $ 0.90    $ 0.63    $ 0.37    $ 0.27    $ 0.98   $ 0.72
Average shares
  outstanding - diluted
  (000's)...............    18,583     19,904   20,592    21,216   19,293    18,749    18,877    19,263    18,398   15,782
Book value..............  $  15.11   $  13.62   $12.84    $11.13   $ 9.79    $ 8.79    $ 8.19    $ 8.00    $ 7.67   $ 5.16
Shares outstanding, net
  of treasury shares
  (000's)...............    17,845     19,012   18,767    17,921   18,486    18,398    18,194    18,555    18,584   14,915
                          ------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Inventories.............  $  458.9   $  420.2   $294.7    $296.1   $338.0    $290.6    $224.8    $223.6    $183.3   $135.2
Current assets..........     508.0      490.1    322.1     318.3    361.4     325.7     247.7     242.3     209.6    166.1
Property, equipment and
  leasehold
  improvements, net.....     194.7      164.0    110.0      94.6    102.0      84.1      75.6      77.9      54.6     33.9
Current liabilities.....     208.1      209.2    164.8     141.2    129.2     127.5      80.2      93.6      97.8     72.2
Long-term debt..........     245.2      182.5     24.7      72.1    155.5     127.0     102.5     104.1      40.1     52.1
Shareholders' equity....     269.5      259.0    240.9     199.4    181.0     161.7     149.0     148.5     142.5     77.0

                                                               FISCAL YEARS ENDED
                         -----------------------------------------------------------------------------------------------
                         JAN 29,   JAN 30,   JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,   JAN 30,   FEB 1,   FEB 2,
                          2000      1999      1998      1997      1996      1995      1994      1993      1992     1991
                         -------   -------   -------   -------   -------   -------   -------   -------   ------   ------
                                          (MILLIONS OF DOLLARS, EXCEPT SHARE, PER SHARE AND STORE DATA)
STATISTICS AND OTHER
  FINANCIAL
  INFORMATION:
Operating income
  percent of sales
  (b)..................      4.9%      4.8%      5.8%      5.4%      4.8%      4.1%     2.9%      2.4%     7.0%     5.9%
EBITDA percent of sales
  (b)..................      7.2%      7.1%      8.1%      7.7%      7.0%      6.1%     4.9%      4.2%     8.3%     7.4%
Return on average
  assets (d)...........      3.5%      5.0%      7.3%      5.4%      3.9%      3.0%     2.0%      1.6%     7.4%     6.2%
Return on average
  equity (d)...........      9.7%     11.6%     14.5%     12.9%     10.2%      7.5%     4.7%      3.6%    16.5%    15.6%
Capital expenditures...  $  67.4   $  75.1   $  36.6   $  13.2   $  34.7   $  11.7   $  8.5     $32.3    $18.5    $14.7
Long-term debt to total
  capitalization.......     47.6%     41.3%      9.3%     26.6%     46.2%     44.0%    40.8%     41.2%    22.0%    40.4%
Ratio of EBITDA to
  interest expense
  (times)..............      3.8       7.0      13.3       6.7       4.8       4.9      5.1       4.3     12.6      7.6
Ratio of debt to EBITDA
  (times)..............      2.5       2.1       0.3       1.0       2.7       3.1      3.6       4.4      1.1      1.9
                               -----------------------------------------------------------------------------------------
STORE INFORMATION:
Number of traditional
  stores...............      984     1,034       896       913       935       964      655       693      664      617
Number of etc
  superstores..........       42        24         7         1         1        --       --        --       --       --
                               -----------------------------------------------------------------------------------------
Total store count......    1,026     1,058       903       914       936       964      655       693      664      617
Traditional stores
  total square footage
  (000's)..............   13,685    14,144    11,794    11,566    11,476    11,424    7,481     7,376    5,890    4,553
etc superstores total
  square footage
  (000's)..............    1,957     1,126       325        46        46        --       --        --       --       --
                               -----------------------------------------------------------------------------------------
Total stores square
  footage (000's)......   15,642    15,270    12,119    11,612    11,522    11,424    7,481     7,376    5,890    4,553

---------------

(a) Earnings before interest, taxes, depreciation and amortization.

(b) Fiscal 1999 excludes a $25.1 million non-recurring charge recorded in connection with the acquisition of House of Fabrics.

(c) The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.

(d) Calculated based on income from continuing operations. Fiscal 1999 excludes the non-recurring charge, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the nation's largest fabric and craft retailer, serving customers in their pursuit of crafting, sewing, decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann etc superstores) feature a variety of competitively priced merchandise - from fabrics and notions used in crafting, quilting, apparel sewing, and home decorating projects, to craft components, silk and dried flowers, and finished seasonal merchandise. At January 29, 2000, we operated 1,026 stores in 49 states (984 traditional stores and 42 superstores). That makes us a leader in an approximately $10 billion creative leisure market - a market, according to industry research, in which more than 70% of American households participate each year.

     Our traditional stores average approximately 13,900 square feet, and we believe many are located in markets that are currently underserved. Over the past five years, we have strategically relocated certain traditional stores, increasing average square footage per store by approximately 20% and sales per square foot by 13%. As a result, net sales per traditional store have increased 30% to approximately $1.2 million over this period. In November 1995, we opened our first large format "category killer" superstore which offers a comprehensive product assortment and higher margin custom services including framing, home decoration, and furniture and floral design. Our superstores average 46,000 square feet and in fiscal 2000 generated more than four times the revenue and 30% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for approximately 12 percent of fiscal 2000 net sales, will be our future growth vehicle.

     In March 1998, we acquired 77.2% of the outstanding common stock of House of Fabrics, Inc., a retail chain operating 261 fabric and craft stores predominantly on the West Coast. In April 1998, the merger of House of Fabrics with one of our wholly-owned subsidiaries was approved by the shareholders of House of Fabrics. Operating results of the House of Fabrics stores have been included in our results of operations since the date of the House of Fabrics acquisition.

     Our strategy for future growth focuses on two main objectives -- building on the strong relations we have with our customers and improving the efficiency of how we operate. To expand our presence in the marketplace, we must deepen our relationships with customers even further and enhance our efficiency in the delivery of our products and services. We plan to implement this strategy by:

          - Continuing to roll out our superstore concept;

          - Completing our infrastructure and technology investments that support our growth plans; and

          - Continuing to develop our Internet strategy.

     We made significant progress during the past year in positioning ourselves for future growth. For example, during fiscal 2000 we:

          - Opened 18 superstores, raising the total number of superstores in operation to 42;

          - Made substantial progress in implementing a fully integrated enterprise-wide system, utilizing software supplied by SAP AG ("SAP Retail"). The SAP Retail technology was implemented in March 2000. We are now working diligently to extract the benefits from this industry leading integrated system;

          - Completed a logistics network study that confirmed the need to build a second distribution facility in California. We will break ground for this facility in May 2000; and

          - Issued 10 3/8 percent, $150 million senior subordinated notes in May 1999. The eight-year notes allowed us to convert a major portion of our prior outstanding floating rate debt balance to fixed-rate, long-term debt and put in place the long-term financing necessary to fund future growth.

     Looking back, we can characterize fiscal 2000 as a year of strategic investment, a year in which we laid the groundwork for future growth.

RESULTS OF OPERATIONS

     The following table sets forth certain financial information from our audited consolidated financial statements of income expressed as a percentage of net sales and should be read in conjunction with our consolidated financial statements and related notes thereto.

                                                          PERCENTAGE OF NET SALES
                                                --------------------------------------------
                                                             FISCAL YEARS ENDED
                                                --------------------------------------------
                                                JAN 29, 2000    JAN 30, 1999    JAN 31, 1998
                                                ------------    ------------    ------------
Net sales...................................       100.0%          100.0%          100.0%
Cost of sales...............................        54.2            54.6            54.7
                                                   -----           -----           -----
Gross profit................................        45.8            45.4            45.3
Selling, general and administrative
  expenses..................................        38.6            38.4            37.2
Depreciation and amortization...............         2.3             2.2             2.2
                                                   -----           -----           -----
Operating profit before non-recurring
  charge....................................         4.9             4.8             5.9
Non-recurring charge........................          --             2.0              --
                                                   -----           -----           -----
Operating profit............................         4.9             2.8             5.9
Interest expense............................         1.9             1.0             0.6
                                                   -----           -----           -----
Income before income taxes and extraordinary
  item......................................         3.0             1.8             5.3
Income taxes................................         1.1             0.7             2.0
                                                   -----           -----           -----
Net income before extraordinary item........         1.9             1.1             3.3
Extraordinary item..........................          --              --            (0.1)
                                                   -----           -----           -----
Net income..................................         1.9%            1.1%            3.2%
                                                   =====           =====           =====

COMPARISON OF THE 52 WEEKS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999

     Operationally, we had a successful year. We improved revenues and operating margin. But our infrastructure investments, coupled with a build in inventories and common share repurchase activity, caused interest expense to rise significantly. As a result, bottom-line performance was disappointing for the second straight year.

     Our focus during the past two years has been to build for the future. Unfortunately, the financial leverage required to build for the future has been detrimental to our short-term earnings performance. Net income for fiscal 2000 was $25.7 million or $1.38 per diluted share, compared to net income of $13.6 million or $0.69 per diluted share for the prior year. Excluding the non-recurring charge recorded in the prior year related to the House of Fabrics acquisition, net income for the prior year was $28.9 million or $1.46 per diluted share.

     Net sales. Net sales for fiscal 2000 were $1,381.5 million compared to $1,242.9 million in fiscal 1999, an increase of $138.6 million, or 11.2%. Comparable store sales accounted for $48.1 million or approximately 35% of this increase. Comparable store sales increased 4.5% for fiscal 2000 over fiscal 1999 and comparable store sales increased 3.5% for fiscal 1999 over fiscal 1998. We have achieved positive growth in comparable store sales for 22 consecutive quarters. The balance of the increase was primarily due to the increase in the number of superstores in operation. Forty-two superstores were in operation at January 29, 2000 compared to 24 superstores at January 30, 1999.

     Gross profit. Gross profit for fiscal 2000 was $633.4 million compared to $564.4 million in fiscal 1999, an increase of $69.0 million, or 12.2%. As a percentage of net sales, fiscal 2000 gross profit was 45.8%, an increase of 40 basis points from fiscal 1999. The margin rate improvement resulted from improvements in our point of sale margin rate. This improvement was the result of earlier sell-through on seasonal products, a less promotional stance in the second half of fiscal 2000 and an improved margin in the House of Fabrics stores, which were in the process of stock reduction during fiscal 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding the non-recurring charge recorded in the prior year, were $533.8 million in fiscal 2000 compared to $476.7 million in fiscal 1999, an increase of $57.1 million, or 12.0%. Selling, general and administrative expenses as a percentage of net sales were 38.6% in fiscal 2000 compared to 38.4% in fiscal 1999, an increase of 20 basis points. The increase, as a percentage of sales, was due to a higher store expense ratio, resulting primarily from higher store payroll costs to handle increased product flow.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2000 was $32.0 million compared to $27.7 million in fiscal 1999, an increase of $4.3 million, or 15.5%. This increase was due to higher capital expenditure levels in the current and prior year, as discussed below under the caption "Capital Expenditures".

     Non-recurring charge. During fiscal 1999, we recorded a non-recurring charge of $25.1 million pretax ($15.3 million on an after-tax basis) related to the House of Fabrics acquisition. This charge consisted of write-downs of previously owned assets affected by the acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the six-month transition period following the acquisition, and costs associated with the remerchandising of the acquired stores. The total cash costs included in the non-recurring charge were approximately $15.9 million. The planned integration events associated with the acquisition were completed in the third quarter of fiscal 1999.

     Operating profit. Operating profit for fiscal 2000 was $67.6 million, compared to $34.9 million in fiscal 1999, an increase of $32.7 million, or 93.7%. Excluding the non-recurring charge incurred in fiscal 1999, operating profit increased $7.6 million or 12.6%.

     Interest expense. Interest expense for fiscal 2000 was $26.2 million compared to $12.5 million in fiscal 1999, an increase of $13.7 million. The increase was due to higher debt levels resulting from, among other things, the House of Fabrics acquisition, related working capital expenditures, capital expenditures, and increased inventory levels.

     Income taxes. Income taxes during fiscal 2000 were $15.7 million compared to $8.8 million in fiscal 1999, an increase of $6.9 million. The effective income tax rate was 38.0% for fiscal 2000 compared to 39.0% for fiscal 1999. The effective tax rate decreased due to a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

     Net income. Net income during fiscal 2000 was $25.7 million compared to $13.6 million in fiscal 1999, an increase of $12.1 million, or 89.0%. Excluding the after-tax effect of the non-recurring charge recorded in fiscal 1999, net income in fiscal 1999 would have been $28.9 million.

COMPARISON OF THE 52 WEEKS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

     Net sales. Net sales for fiscal 1999 were $1,242.9 million compared to $975.0 million in fiscal 1998, an increase of $267.9 million, or 27.5%. Of this increase, $188.8 million was attributable to the acquired House of Fabrics stores. Excluding the impact of the House of Fabrics stores, sales increased 8.1%, or $79.1 million, compared to fiscal 1998. Comparable store sales accounted for $29.3 million or approximately 21% of this increase. Comparable store sales increased 3.5% for fiscal 1999 over fiscal 1998 and comparable store sales increased 3.8% for fiscal 1998 over fiscal 1997. The balance of the increase was due to the increase in the number of superstores in operation. Twenty-four superstores were in operation at January 30, 1999 compared to seven superstores at January 31, 1998.

     Gross profit. Gross profit for fiscal 1999 was $564.4 million compared to $441.8 million in fiscal 1998, an increase of $122.6 million, or 27.8%. As a percentage of net sales, fiscal 1999 gross profit was 45.4%, an increase of 10 basis points from fiscal 1998. The gross profit percentage improvement resulted from a continued improvement in shrink as pricing to consumers and product costs were relatively constant between years. In addition, higher freight costs, due to the increased level of inventory handled during the year and a higher proportion of stores operating on the West Coast, were partially offset by increased vendor support in the form of quantity discounts.

     Selling, general and administrative expenses. Selling, general and administrative expenses, excluding the non-recurring charge, were $476.7 million in fiscal 1999 compared to $363.1 million in fiscal 1998, an increase of $113.6 million, or 31.3%. Selling, general and administrative expenses as a percentage of net sales were 38.4% in fiscal 1999 compared to 37.2% in fiscal 1998, an increase of 120 basis points from fiscal 1998. The increase, as a percentage of sales, consisted primarily of increases in distribution expenses due to the higher level of inventory handled, store opening expenses and Year 2000 compliance expenses.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 1999 was $27.7 million compared to $21.7 million in fiscal 1998, an increase of $6.0 million, or 27.6%. Of this increase, $4.2 million was due to the House of Fabrics acquisition and the balance was attributable to higher capital expenditure levels in the past two years.

     Non-recurring charge. During fiscal 1999, we incurred a non-recurring charge of $25.1 million pretax ($15.3 million on an after-tax basis) related to the House of Fabrics acquisition. This charge consisted of write-downs of previously owned assets affected by the acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the six-month transition period following the acquisition, and costs associated with the remerchandising of the acquired stores. The total cash costs included in the non-recurring charge were approximately $15.9 million. The planned integration events associated with the acquisition were completed in the third quarter of fiscal 1999.

     Operating profit. Operating profit for fiscal 1999 was $34.9 million, compared to $57.0 million in fiscal 1998, a decrease of $22.1 million, or 38.8%. Excluding the non-recurring charge, operating profit would have been $60.0 million in fiscal 1999, an increase of $3.0 million or 5.3% over fiscal 1998.

     Interest expense. Interest expense for fiscal 1999 was $12.5 million compared to $5.9 million in fiscal 1998, an increase of $6.6 million. The increase was due to higher debt levels resulting from the House of Fabrics acquisition and increased inventory levels.

     Income taxes. Income taxes during fiscal 1999 were $8.8 million compared to $19.2 million in fiscal 1998, a decrease of $10.4 million. The effective income tax rate was 39.0% for fiscal 1999 compared to 37.5% for fiscal 1998. The effective tax rate increased due to higher state income tax expense as a result of fully utilizing state tax net operating loss carry forwards during fiscal 1999 and the impact of nondeductible amortization of goodwill from the House of Fabrics acquisition.

     Net income. Net income during fiscal 1999 was $13.6 million compared to $30.8 million in fiscal 1998, a decrease of $17.2 million, or 55.8%. Excluding the non-recurring charge, net income would have been $28.9 million in fiscal 1999, a decrease of $1.9 million or 6.2% compared to fiscal 1998.

     Extraordinary item. During the second quarter of fiscal 1998, we incurred an extraordinary loss of $1.1 million, or $0.06 per share, related to the early redemption of our 6 1/4% Convertible Subordinated Debentures due 2002. The redemption was funded through the use of our senior credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2000 Cash Flows

     Cash, including temporary cash investments, increased $1.0 million during fiscal 2000 to $21.4 million as of January 29, 2000.

     Net cash provided by operating activities was $41.4 million in fiscal 2000, compared to net cash used for operating activities of $15.3 million in fiscal 1999. Cash generated by operations in fiscal 2000, before working capital items, totaled $72.0 million, an improvement of $10.8 million from the $61.2 million generated during fiscal 1999. Working capital consumed $30.6 million of cash. Inventories, net of payables support, increased $39.5 million primarily due to the opening of 18 additional superstores and an increase in the average store inventory levels for our traditional store base from fiscal 1999.

     Net cash used for investing activities for fiscal 2000 totaled $66.0 million compared to $94.3 million in fiscal 1999. Capital expenditures were $67.4 million during fiscal 2000 and are discussed further under the caption "Capital Expenditures."

     Net cash provided by financing activities during fiscal 2000 was $25.6 million. This increase consisted of a net increase of $56.1 million in long-term debt, offset by a deposit payment on the House of Fabrics income tax contingency (discussed below) and the repurchase of $20.0 million of common stock.

     In December 1998, our board of directors authorized the repurchase of up to an additional 2.0 million shares of our common stock. This authorization, when coupled with prior authorizations by the board of directors, allowed for the repurchase of up to approximately 3.1 million shares at January 30, 1999. During fiscal 2000, we purchased a total of 1.5 million shares of common stock at an aggregate price of $20.0 million, or $13.26 per share, which represented a discount of 12% to our $15.11 book value per share at January 29, 2000. As of January 29, 2000, we could purchase up to an additional 1.6 million shares under the previous authorization from our board of directors. However, we plan to forgo share repurchases in the near-term to focus on debt reduction.

     In connection with the House of Fabrics acquisition, we assumed a $22.5 million income tax contingency (discussed in Note 3 to the consolidated financial statements). In February 1999, we made a deposit payment to the Internal Revenue Service ("IRS") of $16.1 million representing $12.3 million of the potential $22.5 million income tax liability and $3.8 million of accrued interest. We are currently in discussions with the IRS regarding a settlement of this contingency.

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

     Net cash used for investing activities for fiscal 1999 totaled $94.3 million compared to $37.1 million in fiscal 1998. The primary investment activities in fiscal 1999 were the acquisition of House of Fabrics and capital expenditures. We completed our acquisition of the outstanding stock of House of Fabrics during the first quarter of fiscal 1999 for a total purchase price of $23.5 million. In addition to the cost of the outstanding stock, we assumed approximately $73.6 million in debt and other long-term liabilities, including the $22.5 million income tax contingency discussed above and in Note 3 to the consolidated financial statements. Capital expenditures were $75.1 million during fiscal 1999 and are discussed further under the caption "Capital Expenditures."

     Net cash provided by financing activities during fiscal 1999 was $115.2 million, of which $111.3 million represented an increase in borrowings under our senior credit facility and $4.4 million represented the proceeds and tax benefit from the exercise of stock options.

Capital Expenditures

     During fiscal 2000, we reinvested $67.4 million into our business, of which $39.9 million represented investment in new stores and upgrades through the relocation or remodeling of our existing store base. During fiscal 2000, we opened 18 superstores and 11 traditional stores, relocated 18 traditional stores and closed 61 smaller or under-performing traditional stores. Twenty of these closings directly related to superstore openings.

     We spent $17.1 million in fiscal 2000 on capitalizable systems technology, of which $15.8 million related to the installation of SAP Retail. This software replaces substantially all of our existing financial and merchandising systems. We became fully operational on SAP Retail in March 2000. We expect that the total cost of this two-year project will be approximately $32.0 million, of which $28.8 million had been spent at the end of fiscal 2000.

     We also spent $4.2 million in fiscal 2000 on capital projects for our distribution network to, among other improvements, install a second fabric selection module in our Hudson distribution service center. This module will further improve picking efficiency.

     During fiscal 1999, we reinvested $75.1 million into our business, of which $52.6 million represented investment in new stores and upgrades. We made upgrades through relocation or remodeling of our existing store base, including $16.0 million to remodel the acquired House of Fabric stores. During fiscal 1999, we opened 31 stores, including 17 superstores, and relocated or expanded 19 traditional stores. We spent $4.9 million on capital projects for our distribution service center to, among other improvements, install a fabric selection module and a split case selection module to improve picking efficiency.

     During fiscal 2001, we intend to open 20 new stores, including 15 superstores and to relocate 5 traditional stores. Excluding the planned West Coast distribution facility, our total capital expenditures are expected to approximate $40.0 million in fiscal 2001. We expect funds for these expenditures to come from borrowings under our senior credit facility and cash generated internally. We expect to construct our West Coast distribution center on an 80-acre site in Visalia, California. We expect the 630,000 square foot distribution center to be operating in the second quarter of fiscal 2002. We will finance the total project cost, including construction costs and equipment, estimated at $40 to $45 million, using off-balance sheet financing. Approximately $32 million of the project cost will be incurred during fiscal 2001. We have no material commitments in connection with these planned capital expenditures.

     We are moving fast to establish a selling presence on the web. The Internet is particularly suited for companies such as ours that attract people not only with merchandise for sale but with educational and project-oriented information that encourages frequent visits to our website. We believe that in the long term, only truly convergent companies will continue to create value in both the traditional and virtual marketplaces. We are currently evaluating our alternatives and expect to have some exciting news in the near future as we finalize our strategic plans for the Internet.

Sources of Liquidity

     We have three principal sources of liquidity:

     - cash from operations;

     - cash and temporary cash investments; and

     - our senior credit facility.

     On May 5, 1999, we issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. We also entered into a $300.0 million five-year senior credit facility that expires on April 30, 2004. The net proceeds from the senior subordinated notes, coupled with borrowings under the senior credit facility, were used to refinance our former credit facility.

     We may borrow up to a maximum of $330.0 million by utilizing funds available under the senior credit facility and other lines of credit. Interest on borrowings under the senior credit facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 175 basis points, and the annual facility fee is equal to 50 basis points. As of January 29, 2000, we had $95.2 million of debt outstanding under the senior credit facility, and an additional $38.2 million outstanding under letters of credit.

     The senior credit facility contains financial covenants which require us, among other things, to maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, limit our maximum leverage ratios and capital expenditures, and restricts our ability to repurchase common stock. We are currently in compliance with all financial covenants contained in the senior credit facility.

     Interest on the senior subordinated notes is payable on May 1 and November 1 of each year. We have the option to redeem the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes are unsecured obligations and are subordinated to the senior credit facility. The notes are fully and unconditionally guaranteed by each of our subsidiaries.

     We believe that our senior credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     Our total debt-to-capitalization ratio was 47.6% at January 29, 2000 and 41.3% at January 30, 1999. This increase in the debt-to-capitalization ratio resulted primarily from an increase in long-term debt and an offsetting reduction in shareholders' equity of $20.0 million due to the common share repurchase program.

     We have a goal to reduce debt levels during fiscal 2001 while continuing to invest in and grow our business. Our new SAP system should help us achieve our goal of reducing inventory levels closer to the fiscal 1999 year-end levels. In addition, we plan to minimize our common share repurchase activity. Although we continue to believe our current stock price does not reflect our past earnings performance or future earnings capability, we are forgoing share buyback opportunities to focus on debt reduction. With the focus on inventory reduction and a capital expenditure plan this year of $40 million (excluding a West Coast distribution center which is being financed as an operating lease), our goal is to achieve a debt to total capitalization ratio of approximately 40 percent by the end of fiscal 2001.

SEASONALITY AND INFLATION

     Our business exhibits seasonality which is typical for most retail companies. Our sales are much stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

     We believe that inflation has not had a significant effect on the growth of net sales or on net income over the past three years.

YEAR 2000

     We implemented a company-wide Year 2000 compliance plan during 1998 to determine Year 2000 issues and assure Year 2000 readiness. We did not experience any material disruption due to Year 2000 at any of our locations and business continued as planned after January 1, 2000. We have not experienced and do not expect to experience any significant impact on our operations as a result of Year 2000. Also, we are not aware of any Year 2000 problems with our suppliers. However, the potential still exists for a non-compliant system, either within the Company or at a supplier, to malfunction due to Year 2000 issues and cause a disruption to our business. In the event that such Year 2000 issues should arise, contingency plans developed for Year 2000 or business continuity plans as appropriate, would be utilized. We believe that, with the successful transition to the year 2000, the possibility of significant interruptions of normal operations is minimal.

     Expenditures for modifying existing software to address Year 2000 issues totaled approximately $5.9 million, of which $3.8 million was spent in fiscal 2000, $1.6 million was spent in fiscal 1999 and $0.5 million in fiscal 1998. All expenditures were expensed as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

     We are exposed to the impact of:

     - interest rate changes on our outstanding borrowings under the senior credit facility; and

     - foreign currency fluctuations on merchandise that is sourced internationally.

     In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we utilize interest rate swaps to manage net exposure to interest rate changes related to our debt structure. On March 15, 1998, we entered into a five-year interest rate swap agreement to hedge our interest rate exposure. The notional amount of this interest rate swap is $75.0 million, with a fixed LIBOR of 5.98%, and will be reduced to $50.0 million on March 15, 2001 for the remaining term of the agreement.

     We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We source approximately 16% of our purchases internationally.

RECENT ACCOUNTING PRONOUNCEMENTS

     Derivatives. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. We must adopt the statement in fiscal 2002. Under the provisions of this statement, we will be required to record all derivatives on the balance sheet at fair value and establish special accounting rules for the different types of hedges. We do not expect the implementation of this standard to have a material impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              JO-ANN STORES, INC.

                                                                PAGE
                                                                ----
Report of Management........................................     22
Report of Independent Public Accountants....................     23
Consolidated Balance Sheets as of January 29, 2000 and
  January 30, 1999..........................................     24
Consolidated Statements of Income for each of the three
fiscal years in the period ended
     January 29, 2000.......................................     25
Consolidated Statements of Cash Flows for each of the three
fiscal years in the period ended
     January 29, 2000.......................................     26
Consolidated Statements of Shareholders' Equity for each of
the three fiscal years in the period
     ended January 29, 2000.................................     27
Notes to Consolidated Financial Statements..................     28

                              REPORT OF MANAGEMENT

To the Shareholders of Jo-Ann Stores, Inc.

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended January 29, 2000, January 30, 1999, and January 31, 1998. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, based on our best estimates and judgments and giving due consideration to materiality.

     The Company maintains accounting and control systems which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce records adequate for preparation of financial information. There are limits inherent in all systems of internal control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe our systems provide this appropriate balance.

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

Alan Rosskamm                                   Brian P. Carney
Chairman of the Board,                          Executive Vice President,
President and Chief Executive Officer           Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.

     We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (an Ohio corporation) and Subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jo-Ann Stores, Inc. and Subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Cleveland, Ohio,
March 22, 2000

                          CONSOLIDATED BALANCE SHEETS

                              JO-ANN STORES, INC.

                                                                JANUARY 29,         JANUARY 30,
                                                                    2000                1999
                                                                -----------         -----------
                                                                     (MILLIONS OF DOLLARS,
                                                                EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and temporary cash investments.......................       $ 21.4              $ 20.4
  Inventories...............................................        458.9               420.2
  Deferred income taxes.....................................          8.9                24.8
  Prepaid expenses and other current assets.................         18.8                24.7
                                                                   ------              ------
Total current assets........................................        508.0               490.1
Property, equipment and leasehold improvements, net.........        194.7               164.0
Goodwill, net...............................................         36.3                37.2
Other assets................................................         18.0                10.1
                                                                   ------              ------
Total assets................................................       $757.0              $701.4
                                                                   ======              ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................       $149.6              $150.4
  Accrued expenses..........................................         54.9                58.4
  Accrued income taxes......................................          3.6                 0.4
                                                                   ------              ------
Total current liabilities...................................        208.1               209.2
Long-term debt..............................................        245.2               182.5
Deferred income taxes.......................................         22.4                25.2
Other long-term liabilities.................................         11.8                25.5
Shareholders' equity:
  Common stock:
     Class A, stated value $0.05 per share; issued and
       outstanding 8,987,036 and 9,530,330, respectively....          0.5                 0.5
     Class B, stated value $0.05 per share; issued and
       outstanding 8,857,853 and 9,481,244, respectively....          0.5                 0.5
  Additional paid-in capital................................         97.9                94.4
  Unamortized restricted stock awards.......................         (2.1)               (2.9)
  Retained earnings.........................................        211.5               185.8
                                                                   ------              ------
                                                                    308.3               278.3
  Treasury stock, at cost...................................        (38.8)              (19.3)
                                                                   ------              ------
Total shareholders' equity..................................        269.5               259.0
                                                                   ------              ------
Total liabilities and shareholders' equity..................       $757.0              $701.4
                                                                   ======              ======

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                              JO-ANN STORES, INC.

                                                                        FISCAL YEARS ENDED
                                                           --------------------------------------------
                                                           JANUARY 29,     JANUARY 30,     JANUARY 31,
                                                               2000            1999            1998
                                                           ------------    ------------    ------------
                                                           (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales................................................    $1,381.5        $1,242.9         $975.0
Cost of sales............................................       748.1           678.5          533.2
Selling, general and administrative expenses.............       533.8           476.7          363.1
Depreciation and amortization............................        32.0            27.7           21.7
Non-recurring charge.....................................          --            25.1             --
                                                             --------        --------         ------
Operating profit.........................................        67.6            34.9           57.0
Interest expense.........................................        26.2            12.5            5.9
                                                             --------        --------         ------
Income before income taxes and extraordinary item........        41.4            22.4           51.1
Income tax provision.....................................        15.7             8.8           19.2
                                                             --------        --------         ------
Net income before extraordinary item.....................        25.7            13.6           31.9
Extraordinary item, loss related to early retirement of
  debt, net of tax benefit of $0.7 million...............          --              --           (1.1)
                                                             --------        --------         ------
Net income...............................................    $   25.7        $   13.6         $ 30.8
                                                             ========        ========         ======
Net income per common share-basic:
  Net income before extraordinary item...................    $   1.41        $   0.72         $ 1.74
  Extraordinary item.....................................          --              --          (0.06)
                                                             --------        --------         ------
Net income per common share..............................    $   1.41        $   0.72         $ 1.68
                                                             ========        ========         ======
Net income per common share-diluted:
  Net income before extraordinary item...................    $   1.38        $   0.69         $ 1.60
  Extraordinary item.....................................          --              --          (0.06)
                                                             --------        --------         ------
Net income per common share..............................    $   1.38        $   0.69         $ 1.54
                                                             ========        ========         ======

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              JO-ANN STORES, INC.

                                                                      FISCAL YEARS ENDED
                                                           -----------------------------------------
                                                           JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
                                                                     (MILLIONS OF DOLLARS)
Net cash flows from operating activities:
  Net income.............................................    $ 25.7         $  13.6        $ 30.8
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization.......................      32.0            27.7          21.7
     Deferred income taxes...............................      13.1             8.5            --
     Loss on disposal of fixed assets....................       1.2             2.2           0.9
     Non-cash portion of non-recurring charge............        --             9.2            --
     Extraordinary loss on debt prepayment...............        --              --           1.1
  Changes in operating assets and liabilities:
     (Increase) decrease in inventories..................     (38.7)          (96.0)          1.4
     (Increase) decrease in prepaid expenses and other
       current
       assets............................................       5.9            19.2          (3.0)
     Increase (decrease) in accounts payable.............      (0.8)           14.6          21.2
     Increase (decrease) in accrued expenses.............      (0.2)           (4.3)          3.6
     Increase (decrease) in accrued income taxes.........       3.2           (10.0)          0.4
                                                             ------         -------        ------
Net cash provided by (used for) operating activities.....      41.4           (15.3)         78.1
Net cash flows used for investing activities:
  Capital expenditures...................................     (67.4)          (75.1)        (36.6)
  House of Fabrics acquisition, net of cash acquired.....        --           (23.5)           --
  Other, net.............................................       1.4             4.3          (0.5)
                                                             ------         -------        ------
Net cash used for investing activities...................     (66.0)          (94.3)        (37.1)
Net cash flows provided by (used for) financing
  activities:
  Proceeds from issuance of senior subordinate notes,
     net.................................................     143.4              --            --
  Proceeds from long-term debt...........................     158.4           159.8          87.3
  Repayment of long-term debt............................    (245.7)          (48.5)        (77.7)
  Increase (decrease) in other long-term liabilities.....     (13.7)             --            --
  Purchase of common stock...............................     (20.0)           (1.5)           --
  Proceeds and tax benefit from exercise of stock
     options.............................................       1.9             4.4           8.4
  Issuance of treasury shares............................       1.2             1.0           0.8
  Redemption of debentures...............................        --              --         (57.0)
  Other, net.............................................       0.1              --          (0.6)
                                                             ------         -------        ------
Net cash provided by (used for) financing activities.....      25.6           115.2         (38.8)
Net increase in cash.....................................       1.0             5.6           2.2
Cash and temporary cash investments at beginning of
  year...................................................      20.4            14.8          12.6
                                                             ------         -------        ------
Cash and temporary cash investments at end of year.......    $ 21.4         $  20.4        $ 14.8
                                                             ======         =======        ======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest............................................    $ 23.6         $  12.5        $  7.5
     Income taxes, net of refunds........................    $  6.4         $  14.6        $ 15.6
  Acquisition of House of Fabrics, Inc.:
     Fair value of assets acquired, net of cash..........                   $(138.1)
     Fair value of liabilities assumed...................                     116.8
                                                                            -------
     Net cash payment to date............................                     (21.3)
     Amount payable for shares not yet tendered..........                      (2.2)
                                                                            -------
  Total..................................................                   $ (23.5)
                                                                            =======

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              JO-ANN STORES, INC.

                                CLASS A   CLASS B   ADDITIONAL   UNAMORTIZED                              TOTAL
                                COMMON    COMMON     PAID-IN      RESTRICTED    RETAINED   TREASURY   SHAREHOLDERS'
                                 STOCK     STOCK     CAPITAL     STOCK AWARDS   EARNINGS    STOCK        EQUITY
                                -------   -------   ----------   ------------   --------   --------   -------------
                                                               (MILLIONS OF DOLLARS)
Balance, February 1, 1997.....   $0.5      $0.5       $76.6         $(1.2)       $141.4     $(18.4)      $199.4
  Net income..................     --        --          --            --          30.8         --         30.8
  Exercise of stock options...     --        --         5.2            --            --         --          5.2
  Tax benefit on options
    exercised.................     --        --         3.2            --            --         --          3.2
  Issuance of restricted stock
    awards....................     --        --         2.8          (2.8)           --         --           --
  Cancellation of restricted
    stock awards..............     --        --        (0.4)          0.3            --         --         (0.1)
  Amortization of restricted
    stock awards..............     --        --          --           0.6            --         --          0.6
  Issuance of treasury
    shares....................     --        --         0.5            --            --        0.3          0.8
  Issuance of common stock
    upon conversion of
    debentures................     --        --         1.0            --            --         --          1.0
                                 ----      ----       -----         -----        ------     ------       ------

Balance, January 31, 1998.....    0.5       0.5        88.9          (3.1)        172.2      (18.1)       240.9
  Net income..................     --        --          --            --          13.6         --         13.6
  Exercise of stock options...     --        --         2.7            --            --         --          2.7
  Tax benefit on options
    exercised.................     --        --         1.7            --            --         --          1.7
  Issuance of restricted stock
    awards....................     --        --         1.3          (1.3)           --         --           --
  Cancellation of restricted
    stock awards..............     --        --        (0.9)          0.4            --         --         (0.5)
  Amortization of restricted
    stock awards..............     --        --          --           1.1            --         --          1.1
  Purchase of common stock....     --        --          --            --            --       (1.5)        (1.5)
  Issuance of treasury
    shares....................     --        --         0.7            --            --        0.3          1.0
                                 ----      ----       -----         -----        ------     ------       ------

Balance, January 30, 1999.....    0.5       0.5        94.4          (2.9)        185.8      (19.3)       259.0
  Net income..................     --        --          --            --          25.7         --         25.7
  Exercise of stock options...     --        --         1.3            --            --         --          1.3
  Tax benefit on options
    exercised.................     --        --         0.6            --            --         --          0.6
  Issuance of restricted stock
    awards....................     --        --         0.6          (0.6)           --         --           --
  Cancellation of restricted
    stock awards..............     --        --        (0.3)          0.1            --         --         (0.2)
  Amortization of restricted
    stock awards..............     --        --          --           1.3            --         --          1.3
  Purchase of common stock....     --        --          --            --            --      (20.0)       (20.0)
  Issuance of treasury
    shares....................     --        --         0.7            --            --        0.5          1.2
  Issuance of common stock -
    Associate Stock Ownership
    Plan......................     --        --         0.6            --            --         --          0.6
                                 ----      ----       -----         -----        ------     ------       ------

Balance, January 29, 2000.....   $0.5      $0.5       $97.9         $(2.1)       $211.5     $(38.8)      $269.5
                                 ====      ====       =====         =====        ======     ======       ======

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 1,026 retail stores in 49 states at January 29, 2000. The 984 traditional and 42 superstores feature a broad line of apparel, quilting and craft fabrics and sewing-related products, home decorating fabrics, floral, craft and seasonal products.

     The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 1999 and fiscal 1998 financial statements have been reclassified in order to conform with the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2000 ended January 29, 2000). Fiscal years generally consist of 52 weeks.

CASH AND TEMPORARY CASH INVESTMENTS

     Temporary cash investments are all highly liquid investments with original maturities of three months or less. The Company reclassifies outstanding checks to accounts payable.

INVENTORIES

     Inventories are stated at the lower of cost or market. Substantially all inventories were valued using the last-in, first-out ("LIFO") method. The value of inventories stated on the LIFO method at January 29, 2000 and January 30, 1999 are not materially different from their current cost.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years; furniture, fixtures and equipment from 2 to 10 years; and leasehold improvements for 10 years or the remainder of the lease, whichever is shorter.

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Expense for depreciation of property and equipment and amortization of leasehold improvements amounted to $30.0 million, $25.4 million and $19.9 million in fiscal 2000, 1999 and 1998, respectively. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

SOFTWARE DEVELOPMENT

     The AICPA issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") which requires companies to capitalize payroll and other internal costs as well as any external costs related to software development. The Company adopted SOP No. 98-1 in fiscal 1998, and the impact of adoption was not material. The Company capitalized $16.9 million and $12.3 million in fiscal 2000 and fiscal 1999, respectively, for internal use software. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from two to five years beginning at the time the software becomes operational.

GOODWILL

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired from House of Fabrics, Inc. ("HOF"). Goodwill is amortized on a straight-line basis over 40 years and is a non-deductible expense for tax purposes. The Company periodically reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists on January 29, 2000. Amortization expense was $1.0 million for fiscal 2000, and $0.9 million for fiscal 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' net book value. There were no long-lived assets that required recognition of an impairment loss at January 29, 2000 or January 30, 1999.

FINANCIAL INSTRUMENTS

     All financial instruments are considered to have a fair value which approximates carrying value at January 29, 2000 and January 30, 1999, unless otherwise specified. The Company has entered into interest rate swap agreements to hedge against interest rate risk. The interest differentials from these swaps are recorded as interest expense or income as incurred.

INCOME TAXES

     The Company accounts for income taxes pursuant to the asset and liability method. Under that method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of such change.

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

     The Company recognizes revenue at the time of sale of merchandise to its customers.

STORE OPENING EXPENSES

     Store opening expenses are charged to operations as incurred.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $32.6 million, $32.5 million and $24.4 million for fiscal 2000, 1999 and 1998, respectively.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement must be adopted by the Company in fiscal 2002. Under provisions of this statement, the Company will be required to record all derivatives on the balance sheet at fair value and follow special accounting rules for the different types of hedges. Implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consists of the following (millions of dollars):

FISCAL YEARS ENDED                                            2000      1999
------------------                                           ------    ------
Land.......................................................  $  1.4    $  2.2
Buildings..................................................    21.8      22.5
Furniture, fixtures and equipment..........................   200.4     174.9
Leasehold improvements.....................................    64.5      57.3
Construction in progress...................................    28.4      13.2
                                                             ------    ------
                                                              316.5     270.1
Less accumulated depreciation..............................   121.8     106.1
                                                             ------    ------
                                                             $194.7    $164.0
                                                             ======    ======

NOTE 3 -- ACQUISITION OF HOUSE OF FABRICS, INC.

     On March 9, 1998, the Company acquired, through a cash tender offer, 77.2 percent of the outstanding common stock of House of Fabrics ("HOF") for $4.25 per share (the "Acquisition"). On April 21, 1998, the merger of HOF with a wholly owned subsidiary of the Company was approved at a special meeting of the shareholders of HOF. As a result, HOF became a wholly owned subsidiary of the Company, and all shares of HOF common stock not already owned by the Company were canceled and converted into the right to receive $4.25 in cash. The total value of the transaction was approximately $97.1 million, including the assumption of debt and other long-term liabilities aggregating $73.6 million.

     HOF had annual revenues of approximately $240.0 million and operated 261 fabric and craft stores in 27 states at the time of the Acquisition. Of the 261 stores acquired, management identified 60 HOF stores and

                              JO-ANN STORES, INC.

NOTE 3 -- ACQUISITION OF HOUSE OF FABRICS, INC. (CONTINUED)

30 Jo-Ann Fabrics and Crafts stores for closing, due to the geographic overlap that existed between the two companies. HOF stores identified for closing were liquidated with the assistance of an outside firm, and the Company actively settled leases with landlords. The operations of the liquidated HOF stores have been excluded from the Company's reported results of operations since the date of the Acquisition. Operating results of the continuing HOF stores have been included in the Company's results of operations since the date of the Acquisition.

     The Acquisition was recorded as a purchase business combination using Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the carrying values of HOF net assets, including the establishment of reserves for severance and costs associated with the HOF store closings, have been adjusted to their estimated fair values. The excess of the purchase price paid over the net identifiable assets and liabilities totaled $38.1 million and is reported as goodwill, which is being amortized on a straight-line basis over a 40-year life.

     In accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a non-recurring charge of $25.1 million during the first three quarters of fiscal 1999 for direct and other merger-related costs pertaining to the Acquisition.

     Following is a summary of the significant components of the non-recurring charge (millions of dollars):

                                                    CASH     NON-CASH    TOTAL
                                                    -----    --------    -----
Write-downs of previously owned assets............  $  --     $ 9.2      $ 9.2
Costs of operating duplicate corporate
  facilities......................................    5.4        --        5.4
Store remerchandising costs.......................    5.1        --        5.1
Rental costs on closed stores and other costs.....    5.4        --        5.4
                                                    -----     -----      -----
                                                    $15.9     $ 9.2      $25.1
                                                    =====     =====      =====

     The integration events were completed in the third quarter of fiscal 1999. The Company had a remaining accrual of $0.3 million and $1.3 million for future rental obligations on the closed stores at the end of fiscal 2000 and fiscal 1999, respectively.

     Other long-term liabilities in fiscal 1999 includes a $22.5 million income tax contingency assumed in the Acquisition. Prior to the Acquisition, HOF received refunds totaling $22.5 million pursuant to carrybacks of certain net operating losses on claims filed for refund with the Internal Revenue Service ("IRS") on Forms 1139. The claims for refund have been examined by the IRS, and a deficiency notice has been issued. HOF had appealed the deficiency assessment. To the extent that the Company prevails, in whole or in part, with respect to the appeal, goodwill and cash payments to the IRS will be reduced.

     In the first quarter of fiscal 2000, the Company made a deposit payment to the IRS of $16.1 million representing $12.3 million of the potential income tax liability and $3.8 million of accrued interest. The Company is currently in discussions with the IRS regarding a settlement of this contingency.

                              JO-ANN STORES, INC.

NOTE 4 -- INCOME TAXES

     The significant components of the income tax provision are as follows:

                 FISCAL YEARS ENDED                    2000     1999     1998
                 ------------------                    -----    -----    -----
                                                        (MILLIONS OF DOLLARS)
Current:
  Federal............................................  $ 1.7    $(1.2)   $16.9
  State and local....................................    1.2      1.4      2.3
                                                       -----    -----    -----
                                                         2.9      0.2     19.2
Deferred.............................................   12.8      8.6       --
                                                       -----    -----    -----
Income tax provision.................................  $15.7    $ 8.8    $19.2
                                                       =====    =====    =====

     The reconciliation of income tax at the statutory rate to the income tax provision is as follows:

                 FISCAL YEARS ENDED                    2000     1999    1998
                 ------------------                    -----    ----    -----
                                                       (MILLIONS OF DOLLARS)
Federal income tax at the statutory rate.............  $14.5    $7.8    $17.9
Effect of:
  State and local taxes..............................    1.7     0.9      1.5
  Goodwill and other, net............................   (0.5)    0.1     (0.2)
                                                       -----    ----    -----
Income tax provision.................................  $15.7    $8.8    $19.2
                                                       =====    ====    =====

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               ASSET/(LIABILITY)
                                                             ----------------------
                        FISCAL YEAR                            2000         1999
                        -----------                          ---------    ---------
                                                             (MILLIONS OF DOLLARS)
Current
Deferred tax assets:
  Inventory items..........................................    $  7.3       $  8.7
  Employee benefits........................................       2.5          2.3
  Lease obligations........................................       1.6          2.7
  NOL carryforward.........................................        --         11.5
  Other....................................................       5.6          2.7
                                                               ------       ------
                                                                 17.0         27.9
Deferred tax liabilities:
  Basis difference in net assets acquired..................      (8.1)        (3.1)
                                                               ------       ------
Net current deferred tax asset.............................    $  8.9       $ 24.8
                                                               ======       ======

                              JO-ANN STORES, INC.

NOTE 4 -- INCOME TAXES (CONTINUED)

                                                               ASSET/(LIABILITY)
                                                             ----------------------
FISCAL YEAR                                                     2000         1999
-----------                                                  ---------    ---------
                                                             (MILLIONS OF DOLLARS)
Non-current
Deferred tax assets:
  Unearned compensation....................................    $   --       $  0.2
  Other....................................................       0.1          0.8
                                                               ------       ------
                                                                  0.1          1.0
Deferred tax liabilities:
  Depreciation.............................................     (21.6)       (21.1)
  Basis difference in net assets acquired..................      (0.7)        (5.0)
  Other....................................................      (0.2)        (0.1)
                                                               ------       ------
                                                                (22.5)       (26.2)
                                                               ------       ------
Net non-current deferred tax liability.....................    $(22.4)      $(25.2)
                                                               ======       ======

     The Company did not record any valuation allowances against deferred tax assets as of January 29, 2000 or January 30, 1999.

NOTE 5 -- FINANCING

     On May 5, 1999, the Company issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007 and entered into a $300.0 million five-year senior credit facility ("Senior Credit Facility") that expires on April 30, 2004. The net proceeds from the senior subordinated notes, coupled with borrowings under the Senior Credit Facility, were used to refinance the Company's former credit facility.

SENIOR SUBORDINATED NOTES

     Interest on the senior subordinated notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the notes were issued at 98.5% of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. The Company has the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes represent unsecured obligations that are subordinated to the Senior Credit Facility and are fully and unconditionally guaranteed by each of the Company's subsidiaries.

                              JO-ANN STORES, INC.

NOTE 5 -- FINANCING (CONTINUED)
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the year ended January 29, 2000 is as follows:

                                                        GUARANTOR
                                             PARENT    SUBSIDIARIES    CONSOLIDATED
                                             ------    ------------    ------------
                                                     (MILLIONS OF DOLLARS)
Net sales..................................  $759.1      $ 622.4         $1,381.5
Gross profit...............................   347.5        285.9            633.4
Operating profit...........................    42.0         25.6             67.6
Net income.................................     1.8         23.9             25.7

Current assets.............................   242.7        265.3            508.0
Non-current assets.........................    96.5        152.5            249.0
Intercompany receivable (payable)..........   390.4       (390.4)              --
Current liabilities........................   227.6        (19.5)           208.1
Non-current liabilities....................   259.2         20.2            279.4

SENIOR CREDIT FACILITY

     The Company may borrow up to a maximum of $330.0 million by utilizing funds available under the Senior Credit Facility and other lines of credit. The Senior Credit Facility contains a letter of credit sub-limit of $100 million. Interest on borrowings under the Senior Credit Facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as an annual facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 175 basis points, and the annual facility fee is equal to 50 basis points. As of January 29, 2000, we had $95.2 million of debt outstanding under the Senior Credit Facility, and an additional $38.2 million outstanding under letters of credit.

     The Senior Credit Facility contains financial covenants which require the Company to, among other things, maintain a minimum consolidated net worth, fixed charge coverage and current funded indebtedness ratios, limit our maximum leverage ratios and capital expenditures, and restrict our ability to repurchase stock. At January 30, 2000, the Company is in compliance with all financial covenants contained in the Senior Credit Facility.

     The total borrowings and weighted average interest rate at January 29, 2000 under the Senior Credit Facility and other lines of credit were $95.2 and 7.07 percent, respectively. The Company's weighted average interest rate and weighted average borrowings under the former credit facility, Senior Credit Facility and other lines of credit were 6.24 percent and $161.1 million during fiscal 2000,
6.23 percent and $157.1 million during fiscal 1999 and 6.00 percent and $49.0 million during fiscal 1998, respectively.

OTHER FINANCING INSTRUMENTS

     On March 15, 1998, the Company entered into a five-year interest rate swap agreement to hedge its interest rate exposure. The notional amount of this interest rate swap agreement is $75.0 million, with a fixed LIBOR rate of 5.98%, reducing to $50.0 million on March 15, 2001 until its expiration on March 15, 2003.

     On June 30, 1997, the Company redeemed all of its outstanding 6 1/4% Convertible Subordinated Debentures ("Debentures") due March 1, 2002 at a price of 101.785 percent of principal. The holders of the Debentures had the option to convert their Debentures into common shares at a conversion price of $24.375 per share, or to accept redemption at the stated premium. Of the $57.0 million of Debentures outstanding, $1.1 million were converted. The remaining $55.9 million of Debentures were redeemed. The Company

                              JO-ANN STORES, INC.

NOTE 5 -- FINANCING (CONTINUED)

recorded an extraordinary loss, net of taxes, of $1.1 million, or $0.06 per share, consisting of the redemption premium, unamortized debenture issuance costs and other related expenses.

NOTE 6 -- CAPITAL STOCK

     The following table details the common stock ($0.05 stated value) activity for fiscal 2000 and fiscal 1999:

                                                   COMMON SHARES OUTSTANDING-
                                                        NET OF TREASURY
                                              ------------------------------------      SHARES
                                               CLASS A      CLASS B       TOTAL       IN TREASURY
                                              ---------    ---------    ----------    -----------
Balance at January 31, 1998.................  9,463,915    9,302,746    18,766,661     2,240,563
  Exercise of stock options.................    131,541      149,864       281,405            --
  Issuance of restricted stock awards.......     11,500       47,500        59,000            --
  Cancellation of restricted stock awards...    (60,000)      (3,500)      (63,500)           --
  Purchase of common stock..................    (40,233)     (42,268)      (82,501)       82,501
  Issuance of treasury shares...............     23,607       26,902        50,509       (50,509)
                                              ---------    ---------    ----------     ---------
Balance at January 30, 1999.................  9,530,330    9,481,244    19,011,574     2,272,555
  Exercise of stock options.................    100,864       68,748       169,612            --
  Issuance of restricted stock awards.......     39,000        3,250        42,250            --
  Issuance of common stock -- Associate
     Stock Ownership Plan...................     60,049           --        60,049            --
  Cancellation of restricted stock awards...     (5,000)      (9,750)      (14,750)           --
  Purchase of common stock..................   (820,907)    (689,064)   (1,509,971)    1,509,971
  Issuance of treasury shares...............     82,700        3,425        86,125       (86,125)
                                              ---------    ---------    ----------     ---------
Balance at January 29, 2000.................  8,987,036    8,857,853    17,844,889     3,696,401
                                              =========    =========    ==========     =========

     The Company's Class A Common Shares have voting rights while Class B Common Shares have no voting rights. At January 29, 2000 and January 30, 1999, there were 75,000,000 Class A Common Shares and 75,000,000 Class B Common Shares authorized for issuance. At January 29, 2000 and January 30, 1999, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding.

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

                              JO-ANN STORES, INC.

NOTE 6 -- CAPITAL STOCK (CONTINUED)
RIGHT TO ACQUIRE SHARES

     The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. The total number of both Class A and Class B Common Shares, subject to this agreement, was approximately 4.6 million as of January 29, 2000.

NOTE 7 -- EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method and the assumed conversion of all of the Company's Debentures, on the first day of fiscal 1998.

     The following table presents information necessary to calculate basic and diluted earnings per common share for the fiscal years presented:

                  FISCAL YEARS ENDED                       2000          1999          1998
------------------------------------------------------  ----------    ----------    ----------
(Millions of dollars, except share and per share data)
BASIC EARNINGS PER COMMON SHARE:
Net income before extraordinary item..................  $     25.7    $     13.6    $     31.9
Extraordinary item....................................          --            --          (1.1)
                                                        ----------    ----------    ----------
Net income............................................  $     25.7    $     13.6    $     30.8
                                                        ==========    ==========    ==========
Weighted average shares outstanding...................  18,198,325    18,964,082    18,393,827
                                                        ==========    ==========    ==========
DILUTED EARNINGS PER COMMON SHARE:
Net income before extraordinary item..................  $     25.7    $     13.6    $     31.9
Debenture interest, net of tax........................          --            --           0.9
                                                        ----------    ----------    ----------
Net income before extraordinary item and debenture
  interest............................................        25.7          13.6          32.8
Extraordinary item....................................          --            --          (1.1)
                                                        ----------    ----------    ----------
Net income before debenture interest..................  $     25.7    $     13.6    $     31.7
                                                        ==========    ==========    ==========
Weighted average shares outstanding...................  18,198,325    18,964,082    18,393,827
Incremental shares from assumed exercise of stock
  options.............................................     384,612       939,517     1,223,985
Incremental shares from assumed conversion of
  debentures..........................................          --            --       974,068
                                                        ----------    ----------    ----------
                                                        18,582,937    19,903,599    20,591,880
                                                        ==========    ==========    ==========

NOTE 8 -- STOCK-BASED COMPENSATION PLANS

1998 INCENTIVE COMPENSATION PLAN

     During fiscal 1999, the shareholders approved the 1998 Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan includes a stock option program, a restricted stock program and an employee stock purchase program for employees, and a restricted stock and deferred stock program for non-employee directors. Shares subject to awards under the 1998 Plan may be Class A or Class B shares. The total number of shares subject to awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of shares subject to awards actually granted in each such fiscal year.

     The following table summarizes the number of shares available for future awards under the 1998 Plan and the activity for fiscal year 2000 and fiscal year 1999:

                                               STOCK      RESTRICTED
                                              OPTIONS       STOCK        TOTAL
                                              --------    ----------    --------
Available at January 31, 1998...............                                  --
  Fiscal year 1999 calculated available.....                             750,666
  Granted...................................  (431,600)    (59,000)     (490,600)
  Cancellations.............................        --       1,500         1,500
                                                                        --------
Available at January 30, 1999...............                             261,566
  Fiscal year 2000 calculated available.....                             760,463
  Granted...................................  (484,450)    (42,250)     (526,700)
  Cancellations.............................    50,000      14,750        64,750
                                                                        --------
Available at January 29, 2000...............                             560,079
                                                                        ========

  Employee stock option program

     The employee stock options granted under the 1998 Plan become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire ten years after the date of the grant.

  Restricted stock program

     The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. All rights to such restricted shares terminate without any payment of consideration by the Company unless the grantee remains in the continuous service of the Company throughout the vesting period. Unearned compensation resulting from the issuance of restricted shares is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders' equity. During fiscal 2000, 39,000 Class A and 3,250 Class B restricted shares were granted at weighted average market values of $13.52 and $11.31, respectively. During fiscal 1999, 11,500 Class A and 47,500 Class B restricted shares were granted at weighted average market values of $21.92 and $22.82, respectively.

  Employee stock purchase program

     The employee stock purchase program (the Associate Stock Ownership Plan or "ASOP") was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85% of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2000, 60,049 stock purchase rights were granted and exercised under the ASOP. No stock purchase rights were granted during fiscal 1999.

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

  Deferred stock program

     On March 9, 2000, the Company established a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company's annual shareholder's meeting whereby they can elect to convert a percentage (0% to 100% in 25% increments) of their cash compensation for the following year to deferred stock units. One-half of the cash compensation deferred is converted into Class A stock units and one-half into Class B stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of Class A and Class B common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units will be credited to an account of each non-employee director, although no stock will be issued until the earlier of an elected distribution date as selected by the non-employee director or retirement. This program became effective for the March 2000 Board meeting.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     Under the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Stock Option Plan"), stock options are automatically granted to each non-employee director upon their election to the board and annually thereafter at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. There are 64,000 Class A Shares and 64,000 Class B Shares authorized for future option grants under the Directors Stock Option Plan at January 29, 2000.

OTHER PLANS

     In addition to the 1998 Plan, nonqualified stock options are also available for, and have been granted to, certain officers and key employees under the 1990 Employee Stock Option and Stock Appreciation Rights Plan (the "1990 Plan") at prices not less than fair market value of the common stock at the date of grant. The 1990 Plan also permits the granting of stock appreciation rights (SAR's), with respect to all or part of the common stock subject to any option granted under this plan. Vesting and expiration periods are identical to options issued under the 1998 Plan. There are 885,197 Class A Shares and 91,916 Class B Shares authorized for future option and stock appreciation right grants under the 1990 Plan at January 29, 2000.

     In addition to the 1998 Plan, restricted shares of the Company's common stock are available for, and have been awarded to, executive officers, senior management and other key employees under the 1994 Executive Incentive Plan (the "Executive Plan"). At January 29, 2000, 118,500 Class A and 2,000 Class B restricted shares were outstanding under the Executive Plan and 334,500 Class A and 451,000 Class B Common Shares are available for future awards. During fiscal 1998, under the Executive Plan, 132,500 Class A restricted shares were granted at a weighted average market value of $20.96.

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted under the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan (collectively the "Plans"). Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under these Plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

earnings per share would have been reduced to the pro forma amounts shown in the table below (millions of dollars, except per share data):

FISCAL YEARS ENDED                            2000                 1999                 1998
------------------                     -----------------    -----------------    -----------------
                                          AS        PRO        AS        PRO        AS        PRO
                                       REPORTED    FORMA    REPORTED    FORMA    REPORTED    FORMA
                                       --------    -----    --------    -----    --------    -----
Net income...........................   $25.7      $23.9     $13.6      $12.0     $30.8      $29.8
Net income per common share:
  Basic..............................   $1.41      $1.31     $0.72      $0.63     $1.68      $1.62
  Diluted............................    1.38       1.31      0.69       0.61      1.54       1.46

     The pro forma disclosures presented are not representative of the future effects on net income and net income per share because only awards granted after fiscal 1996 are permitted to be included.

     For purposes of computing the pro forma disclosures above, the fair values of the options granted under the Plans were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of Class A and Class B option grants were: risk-free interest rates ranging from
5.3 to 6.3 percent for Class A and 4.6 to 6.3 percent for Class B, expected volatility ranging from 34.5 to 38.9 percent for Class A and 31.7 to 34.6 percent for Class B, expected lives ranging from 2.9 to 5.9 years for Class A and 3.3 to 6.6 years for Class B and no expected dividends for either class of shares.

     The following is a summary of the Company's stock option activity for the
Plans:

                                       CLASS A OPTIONS           CLASS B OPTIONS
                                    ----------------------    ----------------------
                                                  WEIGHTED                  WEIGHTED     CLASS A
                                                  AVERAGE                   AVERAGE        AND
                                    NUMBER OF     EXERCISE    NUMBER OF     EXERCISE     CLASS B
                                     OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS
                                    ----------    --------    ----------    --------    ---------
Outstanding at February 1, 1997...   1,206,479     $ 9.70      1,811,103     $10.66     3,017,582
  Granted.........................      58,000      21.43        487,750      20.33       545,750
  Exercised.......................    (299,134)      7.36       (371,664)      7.92      (670,798)
  Canceled........................     (86,325)     12.65       (181,677)     12.73      (268,002)
                                    ----------                ----------                ---------
Outstanding at January 31, 1998...     879,020      10.98      1,745,512      13.73     2,624,532
  Granted.........................      13,650      25.82        459,500      15.94       473,150
  Exercised.......................    (131,541)      9.28       (149,864)      9.74      (281,405)
  Canceled........................     (10,550)      9.52        (65,551)     15.18       (76,101)
                                    ----------                ----------                ---------
Outstanding at January 30, 1999...     750,579      11.57      1,989,597      14.49     2,740,176
  Granted.........................       7,500      16.50        491,950      11.18       499,450
  Exercised.......................    (100,864)      8.76        (68,748)      6.67      (169,612)
  Canceled........................     (32,426)     13.28       (196,030)     15.89      (228,456)
                                    ----------                ----------                ---------
Outstanding at January 29, 2000...     624,789     $11.99      2,216,769     $13.87     2,841,558
                                    ==========     ======     ==========     ======     =========

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

                                       CLASS A OPTIONS           CLASS B OPTIONS
                                    ----------------------    ----------------------
                                                  WEIGHTED                  WEIGHTED     CLASS A
                                                  AVERAGE                   AVERAGE        AND
                                    NUMBER OF     EXERCISE    NUMBER OF     EXERCISE     CLASS B
                                     OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS
                                    ----------    --------    ----------    --------    ---------
Exercisable at:
  January 29, 2000................     572,289     $11.18      1,176,669     $13.34     1,748,958
  January 30, 1999................     652,554      10.52      1,010,720      11.90     1,663,274
  January 31, 1998................     703,120      10.02        892,862      10.53     1,595,982
Weighted average fair value of
  options granted during fiscal:
  2000............................  $     6.80                $     4.59
  1999............................       10.38                      6.20
  1998............................        8.22                      8.05

     The following table summarizes the status of stock options outstanding and exercisable at January 29, 2000:

                        CLASS A                                  CLASS A
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICES       LIFE       EXERCISABLE    PRICES
-----------   ----------------   --------   -----------   -----------   --------
  122,802     $  2.38 to $6.66    $ 6.16     2.5 years      122,802      $ 6.16
  267,987     $ 6.67 to $14.63    $ 8.00     3.7 years      267,987      $ 8.00
  234,000     $14.64 to $29.06    $19.61     4.5 years      181,500      $19.26
  -------                                                   -------
  624,789     $ 2.38 to $29.06    $11.99     3.8 years      572,289      $11.18
  =======                                                   =======

                        CLASS B                                  CLASS B
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICES       LIFE       EXERCISABLE    PRICES
-----------   ----------------   --------   -----------   -----------   --------
   125,693    $  2.38 to $6.66    $ 6.16     2.5 years       125,693     $ 6.16
   962,226    $ 6.67 to $12.88    $10.34     7.2 years       475,026     $ 9.50
 1,128,850    $12.89 to $26.66    $17.74     7.3 years       575,950     $18.08
 ---------                                                 ---------
 2,216,769    $ 2.38 to $26.66    $13.87     7.0 years     1,176,669     $13.34
 =========                                                 =========

NOTE 9 -- EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN AND POSTRETIREMENT BENEFITS

     The Company sponsors a tax-deferred savings plan (the "Savings Plan") whereby eligible employees may elect quarterly to contribute up to the lesser of 10 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of 4 percent of the employee's annual compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of the treasury or by purchasing shares on the open market. The amount of the Company's matching contributions during fiscal 2000, fiscal 1999 and fiscal 1998 were $1.2 million, $1.0 million and $0.8 million,

                              JO-ANN STORES, INC.

respectively. Plan assets included 507,061 shares of Class A Common Shares and 251,534 shares of Class B Common Shares at January 29, 2000.

     The Company does not provide postretirement health care benefits for its employees.

NOTE 10 -- LEASES

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

     The following is a schedule of future minimum rental payments under non-cancelable operating leases:

                                                                MINIMUM
                     FISCAL YEARS ENDED                         RENTALS
                     ------------------                         -------
(Millions of dollars)
2001........................................................    $110.7
2002........................................................     104.2
2003........................................................      86.7
2004........................................................      67.6
2005........................................................      58.8
Thereafter..................................................     226.2
                                                                ------
                                                                $654.2
                                                                ======

     Rent expense was as follows:

                     FISCAL YEARS ENDED                        2000      1999     1998
                     ------------------                       ------    ------    -----
(Millions of dollars)
Minimum rentals.............................................  $112.4    $103.4    $78.6
Contingent rentals..........................................     2.4       1.8      1.8
Sublease rentals............................................    (4.1)     (2.8)    (2.0)
                                                              ------    ------    -----
                                                              $110.7    $102.4    $78.4
                                                              ======    ======    =====

                              JO-ANN STORES, INC.

NOTE 11 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized below are the unaudited results of operations by quarter for fiscal 2000 and 1999:

                                                          FIRST     SECOND      THIRD     FOURTH
FISCAL 2000                                              QUARTER    QUARTER    QUARTER    QUARTER
-----------                                              -------    -------    -------    -------
(Millions of dollars, except per share data)
Net sales..............................................  $295.7     $282.4     $347.1     $456.3
Gross profit...........................................   138.0      130.5      169.5      195.4
Net income (loss)......................................     2.3       (5.5)       8.3       20.6
Net income (loss) per common share:
  Basic................................................  $ 0.12     $(0.30)    $ 0.46     $ 1.15
  Diluted..............................................    0.12      (0.30)      0.45       1.13

                                                          FIRST     SECOND      THIRD     FOURTH
FISCAL 1999                                              QUARTER    QUARTER    QUARTER    QUARTER
-----------                                              -------    -------    -------    -------
(Millions of dollars, except per share data)
Net sales..............................................  $252.9     $251.6     $319.7     $418.7
Gross profit...........................................   116.1      114.3      152.2      181.8
Net income (loss)......................................    (4.4)      (6.5)       3.4       21.1
Net income (loss) per common share:
  Basic................................................  $(0.23)    $(0.34)    $ 0.18     $ 1.11
  Diluted..............................................   (0.23)     (0.34)      0.17       1.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Nominees to the Board of Directors" in the Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be held on June 8, 2000 (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year. Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co. which manages numerous shopping centers. Twelve of these shopping centers contain stores of our company. Three of the leases were entered into after Mr. Gumberg became a Director of our company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid during fiscal 2000, fiscal 1999 and fiscal 1998 on these stores amounted to $1.3 million, $1.2 million and $1.2 million, respectively.

     Betty Rosskamm, Alma and Justin Zimmerman and Jo-Ann Stores have entered into an agreement, dated September 26, 1997, relating to their shares of Jo-Ann Stores Class A and Class B common stock. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders, and Alma and Justin Zimmerman and their lineal descendants and permitted holders, may each sell up to 200,000 shares of their Class A common stock in any calendar year and may not sell more than 100,000 of those shares in any 180-day period. Mrs. Rosskamm, and Mr. and Mrs. Zimmerman collectively, may each sell up to 100,000 of their shares of Jo-Ann's Class B common stock in any 60-day period. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman sell a number of shares of their Class A common stock in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party to the agreement, and then with the other family's permission, to the Company. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman sell a number of shares of their Class B common stock in excess of the number permitted under the agreement, each family must first offer to sell those shares to the Company.

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

    (3)    Exhibits

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
3.1   (a)  Amended Articles of Incorporation of Fabri-Centers of
             America, Inc. (filed as an Exhibit to the Registrant's
             Form 10-Q filed with the Commission on September 11, 1995
             and incorporated herein by reference)
3.1   (b)  Certificate of Amendment to the Amended Articles of
             Incorporation (filed as an Exhibit to the Registrant's
             Form 10-K filed with the Commission on April 16, 1999 and
             incorporated herein by reference)
3.2        Regulations of Jo-Ann Stores, Inc., as amended (filed as an
             Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)
4.1        Form of Second Amendment of Rights Agreement, dated August
             2, 1995, between the Registrant and Society National Bank, as successor by merger to Ameritrust Company National
             Association, as Rights Agent (filed as an Exhibit to the
             Registrant's Form 10-Q filed with the Commission on
             September 11, 1995 and incorporated herein by reference)
4.2        Indenture between the Registrant and FCA Financial, Inc.,
             Fabri-Centers of South Dakota, Inc., Fabri-Centers of
             California, Inc., FCA of Ohio, Inc., and House of Fabrics,
             Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10 3/8% Senior Subordinated Notes
             Due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and
             incorporated herein by reference)
4.3        Form of Certificate of the 10 3/8% Senior Subordinated Notes
             due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and
             incorporated herein by reference)
4.4        Registration Rights Agreement among the Registrant, FCA
             Financial, Inc., Fabri-Centers of South Dakota, Inc.,
             Fabri-Centers of California, Inc. FCA of Ohio, Inc., and
             House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner
             & Smith Incorporated, Goldman, Sachs & Co., and Banc One
             Capital Markets, Inc. relating to the 10 3/8% Senior
             Subordinated Notes due 2007 (filed as an exhibit to the
             Registrant's Form S-4 filed with the Commission on June
             16, 1999 and incorporated herein by reference)
10.1       Form of Split Dollar Life Insurance Agreement between the
             Registrant and certain of its officers (filed as an
             Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)*
10.2       Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984
             (filed as an Exhibit to the Registrant's Form 8-K filed
             with the Commission on December 1, 1993 and incorporated
             herein by reference)*

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
10.3       Split Dollar Life Insurance Agreements and Assignments
             between the Registrant and Betty Rosskamm dated October
             19, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and
             incorporated herein by reference)*
10.4       Fabri-Centers of America, Inc. 1979 Supplemental Retirement
             Benefit Plan, as amended (filed as an Exhibit to the
             Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and Incorporated herein by reference)*
10.5       Fabri-Centers of America, Inc. Executive Incentive Plan
             dated March 19, 1980, as amended (filed as an Exhibit to
             the Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and incorporated herein by reference)*
10.6       Form of Employment Agreement between the Registrant and
             certain executive officers (filed as an Exhibit to the
             Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and incorporated herein by reference)*
10.7       Fabri-Centers of America, Inc. 1990 Employees Stock Option
             and Stock Appreciation Rights Plan, as amended (filed as
             an Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)*
10.8       Fabri-Centers of America, Inc. 1996 Stock Option Plan for
             Non-Employee Directors (filed as an Exhibit to the
             Registrant's Proxy Statement for its Annual Meeting held
             on June 12, 1996 filed with the Commission on Schedule 14A on May 11, 1996 and incorporated herein by reference)*
10.9       House of Fabrics, Inc. Non-Standardized 401(k) Plan (filed as an Exhibit to House of Fabrics, Inc.'s (commission file number 1-7927) Form 10-K filed with the Commission on May
             1, 1997 and incorporated herein by reference)*
10.10      Fabric-Centers of America, Inc. 1998 Incentive Compensation
             Plan (filed as an Exhibit to the Registrant's Proxy
             Statement for its Annual Meeting held on June 4, 1998
             filed with the Commission on Schedule 14A on May 8, 1998
             and incorporated herein by reference)*
10.11      Amended and Restated Agreement dated September 26, 1997
             among Fabri-Centers of America, Inc., Betty Rosskamm and
             Justin Zimmerman and Alma Zimmerman (filed as an Exhibit
             to the Registrant's Form 10-K filed with the Commission on
             April 16, 1999 and incorporated herein by reference)
10.12      Credit Agreement dated as of May 5, 1999 among the
             Registrant, as borrower, the Lending Institutions named
             therein, as Lenders, The First National Bank of Chicago,
             as Documentation Agent, Comerica Bank and National City
             Bank, as Co-Agents, and KeyBank National Association, as a
             Lender, the Swing Line Lender, the Issuing Bank and as
             Administrative Agent (filed as an Exhibit to the
             Registrant's Form S-4 filed with the Commission on June
             16, 1999 and incorporated herein by reference)
10.13      Amendment No. 1 dated as of December 14, 1999 to Credit
             Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, The First National Bank of Chicago, as
             Documentation Agent, Comerica Bank and National City Bank,
             as Co-Agents, and KeyBank National Association, as a
             Lender, the Swing Line Lender, the Issuing Bank and as
             Administrative Agent (filed as an Exhibit to the
             Registrant's Form 10-Q filed with the Commission on
             December 14, 1999 and incorporated herein by reference)
10.14      Amendment No. 2 dated as of March 7, 2000 to Credit
             Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, Bank One, NA, as Documentation Agent, Comerica
             Bank and National City Bank, as Co-Agents, and KeyBank
             National Association, as a Lender, the Swing Line Lender,
             the Issuing Bank and as Administrative Agent

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
10.15      Amendment No. 3 dated as of March 22, 2000 to Credit
             Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, Bank One, NA, as Documentation Agent, Comerica
             Bank and National City Bank, as Co-Agents, and KeyBank
             National Association, as a Lender, the Swing Line Lender,
             the Issuing Bank and as Administrative Agent
12         Ratio of Earnings to Fixed Charges
21         Subsidiaries of Jo-Ann Stores, Inc.
23         Consent of Independent Public Accountants
24         Power of Attorney
27         Financial Data Schedule

---------------

*Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

By: /s/ ALAN ROSSKAMM                             April 28, 2000
-----------------------------------------------
    Alan Rosskamm
    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                             TITLE
------------------------------------------------  ---------------------------------------------------

               /s/ ALAN ROSSKAMM                  Chairman of the Board and Director (Chief Executive
------------------------------------------------  Officer)
                 Alan Rosskamm

              /s/ BRIAN P. CARNEY*                Executive Vice President and Chief Financial
------------------------------------------------  Officer (Chief Accounting Officer)
                Brian P. Carney

              /s/ BETTY ROSSKAMM*                 Director
------------------------------------------------
                 Betty Rosskamm

              /s/ ALMA ZIMMERMAN*                 Director
------------------------------------------------
                 Alma Zimmerman

                /s/ SCOTT COWEN*                  Director
------------------------------------------------
                  Scott Cowen

               /s/ FRANK NEWMAN*                  Director
------------------------------------------------
                  Frank Newman

                /s/ IRA GUMBERG*                  Director
------------------------------------------------
                  Ira Gumberg

               /s/ GREGG SEARLE*                  Director
------------------------------------------------
                  Gregg Searle

               /s/ DEBRA WALKER*                  Director
------------------------------------------------
                  Debra Walker

The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

             *By: /s/ ALAN ROSSKAMM
  -------------------------------------------     April 28, 2000
        Alan Rosskamm, Attorney-in-Fact

                                EXHIBIT INDEX


        EXHIBIT
        NUMBER    EXHIBIT DESCRIPTION
        ------    -------------------

         3.1 (a)  Amended Articles of Incorporation of Fabri-Centers of America,
                    Inc. (filed as an Exhibit to the Registrant's Form 10-Q filed with the Commission on September 11, 1995 and incorporated herein by reference)
         3.1 (b)  Certificate of Amendment to the Amended Articles of
                    Incorporation (filed as an Exhibit to the Registrant's Form 10-K filed with the Commission on April 16, 1999 and incorporated herein by reference)
         3.2      Regulations of Jo-Ann Stores, Inc., as amended (filed as an
                    Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)
         4.1      Form of Second Amendment of Rights Agreement, dated August 2,
                    1995, between the Registrant and Society National Bank, as successor by merger to Ameritrust Company National Association, as Rights Agent (filed as an Exhibit to the Registrant's Form 10-Q filed with the Commission on September 11, 1995 and incorporated herein by reference)
         4.2      Indenture between the Registrant and FCA Financial, Inc.,
                    Fabri-Centers of South Dakota, Inc., Fabri-Centers of California, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10-3/8% Senior Subordinated Notes Due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
         4.3      Form of Certificate of the 10-3/8% Senior Subordinated Notes
                    due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
         4.4      Registration Rights Agreement among the Registrant, FCA
                    Financial, Inc., Fabri-Centers of South Dakota, Inc., Fabri-Centers of California, Inc. FCA of Ohio, Inc., and House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., and Banc One Capital Markets, Inc. relating to the 10-3/8% Senior Subordinated Notes due 2007 (filed as an exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
         10.1     Form of Split Dollar Life Insurance Agreement between the
                    Registrant and certain of its officers (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
         10.2     Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
         10.3     Split Dollar Life Insurance Agreements and Assignments between the Registrant and Betty Rosskamm dated October 19, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
         10.4     Fabri-Centers of America, Inc. 1979 Supplemental Retirement
                    Benefit Plan, as amended (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and Incorporated herein by reference)*
         10.5     Fabri-Centers of America, Inc. Executive Incentive Plan dated
                    March 19, 1980, as amended (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*

        EXHIBIT
        NUMBER    EXHIBIT DESCRIPTION
        ------    -------------------

         10.6     Form of Employment Agreement between the Registrant and
                    certain executive officers (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
         10.7     Fabri-Centers of America, Inc. 1990 Employees Stock Option and
                    Stock Appreciation Rights Plan, as amended (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and incorporated herein by reference)*
         10.8     Fabri-Centers of America, Inc. 1996 Stock Option Plan for
                    Non-Employee Directors (filed as an Exhibit to the Registrant's Proxy Statement for its Annual Meeting held on June 12, 1996 filed with the Commission on Schedule 14A on May 11, 1996 and incorporated herein by reference)*
         10.9     House of Fabrics, Inc. Non-Standardized 401(k) Plan (filed as an Exhibit to House of Fabrics, Inc.'s (commission file number 1-7927) Form 10-K filed with the Commission on May 1, 1997 and incorporated herein by reference)*
         10.10    Fabric-Centers of America, Inc. 1998 Incentive Compensation
                    Plan (filed as an Exhibit to the Registrant's Proxy Statement for its Annual Meeting held on June 4, 1998 filed with the Commission on Schedule 14A on May 8, 1998 and incorporated herein by reference)*
         10.11    Amended and Restated Agreement dated September 26, 1997 among
                    Fabri-Centers of America, Inc., Betty Rosskamm and Justin Zimmerman and Alma Zimmerman (filed as an Exhibit to the Registrant's Form 10-K filed with the Commission on April 16, 1999 and incorporated herein by reference)
         10.12    Credit Agreement dated as of May 5, 1999 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
         10.13    Amendment No. 1 dated as of December 14, 1999 to Credit
                    Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as Lenders, The First National Bank of Chicago, as Documentation Agent, Comerica Bank and National City Bank, as Co-Agents, and KeyBank National Association, as a Lender, the Swing Line Lender, the Issuing Bank and as Administrative Agent (filed as an Exhibit to the Registrant's Form 10-Q filed with the Commission on December 14, 1999 and incorporated herein by reference)
         10.14    Amendment No. 2 dated as of March 7, 2000 to Credit Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as Lenders, Bank One, NA, as Documentation Agent, Comerica Bank and National City Bank, as Co-Agents, and KeyBank National Association, as a Lender, the Swing Line Lender, the Issuing Bank and as Administrative Agent
         10.15    Amendment No. 3 dated as of March 22, 2000 to Credit Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as Lenders, Bank One, NA, as Documentation Agent, Comerica Bank and National City Bank, as Co-Agents, and KeyBank National Association, as a Lender, the Swing Line Lender, the Issuing Bank and as Administrative Agent
         12       Ratio of Earnings to Fixed Charges
         21       Subsidiaries of Jo-Ann Stores, Inc.
         23       Consent of Independent Public Accountants

        EXHIBIT
        NUMBER    EXHIBIT DESCRIPTION
        ------    -------------------

        24        Power of Attorney
        27        Financial Data Schedule


            -----------

            *Indicates a management contract or compensatory plan or arrangement