Form 10-Q
period 2000-04-29
JO-ANN STORES INC
filed 2000-06-13
CIK 34151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 29, 2000

                           COMMISSION FILE NO. 1-6695

                              -------------------

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

         Shares of Class A Common Stock outstanding at June 9, 2000: 9,181,215

         Shares of Class B Common Stock outstanding at June 9, 2000: 8,844,248

================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED APRIL 29, 2000
--------------------------------------------------------------------------------


PART I.     FINANCIAL INFORMATION:

            Item 1.   Financial Statements (Unaudited)                                  Page Numbers
                      Consolidated  Balance  Sheets  as of  April  29,  2000 and
                      January 29, 2000                                                        3

                      Consolidated  Statements of Income for the Thirteen  Weeks
                      Ended April 29, 2000 and May 1, 1999                                    4

                      Consolidated  Statements  of Cash  Flows for the  Thirteen
                      Weeks Ended April 29, 2000 and May 1, 1999                              5

                      Notes to Consolidated Financial Statements                              6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                               8

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk             11

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                      12

            Item 2.   Changes in Securities and Use of Proceeds                              12

            Item 3.   Defaults Upon Senior Securities                                        12

            Item 4.   Submission of Matters to a Vote of Security Holders                    12

            Item 5.   Other Information                                                      12

            Item 6.   Exhibits and Reports on Form 8-K                                       12

            Signatures                                                                       13

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                               JO-ANN STORES, INC.

                                                                            (UNAUDITED)
                                                                             APRIL 29,       JANUARY 29,
                                                                               2000             2000
----------------------------------------------------------------------------------------------------------
                                                                               (MILLIONS OF DOLLARS,
ASSETS                                                                      EXCEPT SHARE AND PER SHARE DATA)
Current assets:

    Cash and temporary cash investments                                       $   20.7        $   21.4
    Inventories                                                                  461.9           458.9
    Deferred income taxes                                                          8.9             8.9
    Prepaid expenses and other current assets                                     19.6            18.8
                                                                              --------        --------
Total current assets                                                             511.1           508.0

Property, equipment and leasehold improvements, net                              194.0           194.7
Goodwill, net                                                                     36.1            36.3
Other assets                                                                      17.7            18.0
                                                                              --------        --------
Total assets                                                                  $  758.9        $  757.0
                                                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  148.7        $  149.6
    Other current liabilities                                                     54.4            58.5
                                                                              --------        --------
Total current liabilities                                                        203.1           208.1

Long-term debt                                                                   247.0           245.2
Deferred income taxes                                                             22.4            22.4
Other long-term liabilities                                                       12.6            11.8

Shareholders' equity:
    Common stock
       Class A, stated value $0.05 per share; issued and outstanding
          9,168,042 and 9,119,992, respectively                                    0.5             0.5
       Class B, stated value $0.05 per share; issued and outstanding
          8,842,498 and 9,211,084, respectively                                    0.5             0.5
    Additional paid-in capital                                                    99.0            97.9
    Unamortized restricted stock awards                                           (1.9)           (2.1)
    Retained earnings                                                            214.4           211.5
                                                                              --------        --------
                                                                                 312.5           308.3
    Treasury stock, at cost                                                      (38.7)          (38.8)
                                                                              --------        --------
Total shareholders' equity                                                       273.8           269.5
                                                                              --------        --------
Total liabilities and shareholders' equity                                    $  758.9        $  757.0
                                                                              ========        ========
See notes to consolidated financial statements

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               JO-ANN STORES, INC.

                                                          THIRTEEN WEEKS ENDED
                                                     -------------------------------
                                                       APRIL 29,          MAY 1,
                                                         2000              1999
------------------------------------------------------------------------------------
                                                         (MILLIONS OF DOLLARS,
                                                         EXCEPT PER SHARE DATA)

Net sales                                            $     325.4       $    295.7
Cost of sales                                              173.3            157.7
                                                     -----------       ----------
    Gross margin                                           152.1            138.0
Selling, general and administrative expenses               131.6            122.3
Depreciation and amortization                                8.9              7.7
                                                     -----------       ----------
    Operating profit                                        11.6              8.0
Interest expense                                             6.9              4.3
                                                     -----------       ----------
    Income before income taxes                               4.7              3.7
Income tax provision                                         1.8              1.4
                                                     -----------       ----------
Net income                                           $       2.9       $      2.3
                                                     ===========       ==========
Net income per common share
    Basic and diluted                                $      0.16       $     0.12
                                                     ===========       ==========

See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               JO-ANN STORES, INC.


                                                                                      THIRTEEN WEEKS ENDED
                                                                                  -----------------------------
                                                                                    APRIL 29,          MAY 1,
                                                                                      2000              1999
---------------------------------------------------------------------------------------------------------------
                                                                                      (MILLIONS OF DOLLARS)
Net cash flows from operating activities:

    Net income                                                                    $      2.9        $      2.3
    Adjustments to reconcile net income to net cash provided by (used for)
       operating activities:
       Depreciation and amortization                                                     8.9               7.7
       Other                                                                             0.3               0.5
    Changes in operating assets and liabilities:
       Increase in inventories                                                          (3.0)            (26.1)
       (Increase) decrease in prepaid expenses and other current assets                 (0.8)              5.2
       Decrease in accounts payable                                                     (0.9)             (8.3)
       Decrease in accrued expenses                                                     (1.4)            (15.3)
       Increase (decrease) in accrued income taxes                                      (2.7)              1.7
                                                                                  ----------        ----------
Net cash provided by (used for) operating activities                                     3.3             (32.3)

Net cash flows used for investing activities:

    Capital expenditures                                                                (8.9)            (10.1)
    Other, net                                                                           1.3               1.0
                                                                                  ----------        ----------
Net cash used for investing activities                                                  (7.6)             (9.1)

Net cash flow provided by financing activities:
    Proceeds from long-term debt                                                         1.8              57.6
    Increase in other long-term liabilities                                              0.8               0.2
    Proceeds from exercise of stock options                                              1.0               0.7
    Issuance of treasury shares                                                          0.3               0.3
    Purchase of common stock for treasury                                               (0.1)            (10.6)
    Other, net                                                                          (0.2)            (12.3)
                                                                                  ----------        ----------
Net cash provided by financing activities                                                3.6              35.9
                                                                                  ----------        ----------
Net decrease in cash                                                                    (0.7)             (5.5)
Cash and temporary cash investments at beginning of period                              21.4              20.4
                                                                                  ----------        ----------
Cash and temporary cash investments at end of period                              $     20.7        $     14.9
                                                                                  ==========        ==========

Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for:
       Interest                                                                   $      2.8        $      3.8
       Income taxes, net of refunds                                                      4.4              (5.6)

See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 1,027 retail stores in 49 states at April 29, 2000. The 981 traditional and 46 superstores feature a broad line of apparel, quilting, craft and home decorating fabrics and sewing-related products, floral, crafting, framing, seasonal and home decorating products.

        The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

        Typical of most retail companies, the Company's business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year; therefore, earnings or losses for a particular interim period are not indicative of full year results. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

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

                                                                                 THIRTEEN WEEKS ENDED
                                                                            --------------------------------
                                                                              APRIL 29,           MAY 1,
                                                                                2000              1999
        ----------------------------------------------------------------------------------------------------

        BASIC EARNINGS PER COMMON SHARE:
        Weighted average shares outstanding                                      17.9             18.7
                                                                            =============     ==============

        DILUTED EARNINGS PER COMMON SHARE:
        Weighted average shares outstanding                                      17.9             18.7
        Incremental shares from assumed exercise of stock options                 0.1              0.4
                                                                            -------------     --------------
                                                                                 18.0             19.1
                                                                            =============     ==============

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 3 - SUBSEQUENT EVENT

         On June 6, 2000, the Company announced the formation of a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), the on-line destination site for arts and crafts and other creative ideas, advice and supplies.

         The Company believes that IdeaForest, which will continue to operate as an independent entity, will bring on-line selling capability and enriched content and community features to the Company's joann.com website. The Company also expects that the site will benefit from the Company's broad product assortment, physical store presence and merchandising expertise. The site will initially feature a significant representation of the products that are featured in the Company's etc superstores in time for the fall peak selling season, with plans to add more products after the holiday season.

         As part of the strategic relationship, IdeaForest will be responsible for all content and technology support to the joann.com website. The
Company will provide product to the site, with customer fulfillment and service being handled by IdeaForest. Alan Rosskamm, the Company's Chairman of the Board and Chief Executive Officer, will join IdeaForest's Board of Directors.

         Under the terms of the relationship, the Company has made a cash investment of $6.5 million in IdeaForest, which, combined with the Company's contribution of significant strategic assets, entitles the Company to a 28.5% ownership interest in IdeaForest, with the ability to increase its future ownership percentage through the vesting and exercise of warrants. The Company will account for its investment in IdeaForest using the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999

        Net sales for the first quarter of fiscal 2001 increased 10.0%, or $29.7 million, to $325.4 million from $295.7 million in the prior year. Comparable store sales increased 5.6%, or $15.6 million, for the first quarter of fiscal 2001 compared to a comparable store sales increase of 1.8% for the prior year first quarter. We have achieved positive growth in comparable store sales for 23 consecutive quarters. The remaining sales increase was primarily attributable to a greater number of superstores in operation. During the first quarter of fiscal 2001, we operated 46 superstores versus 27 superstores in the year ago period.

        Gross margin increased $14.1 million compared to the year earlier period. As a percent of net sales, gross margin was consistent at 46.7% for the first quarter of both fiscal 2001 and fiscal 2000, as product pricing was held relatively constant between quarters.

        Selling, general and administrative expenses were 40.4% of net sales for the first quarter of fiscal 2001, a decrease of 100 basis points from 41.4% for the same quarter of fiscal 2000. The decrease was driven by improvements, as a rate to sales basis, in both our store and non-store expense structure.

        Depreciation and amortization expense for the first quarter of fiscal 2001 increased $1.2 million to $8.9 million from $7.7 million for the same period of fiscal 2000 due to capital expenditures in the current and prior year. We began depreciating the cost of our SAP Retail project in April 2000, adding approximately $0.4 million per month in incremental depreciation expense.

        Operating profit for the first quarter of fiscal 2001 was $11.6 million, an increase of $3.6 million, or 45.0%, from $8.0 million for the first quarter of fiscal 2000.

        Interest expense increased $2.6 million to $6.9 million from $4.3 million in the first quarter of fiscal 2000. Of this increase, approximately $2.0 million was attributable to a higher effective borrowing rate between years due to the issuance of the 10 3/8% senior subordinated notes at the beginning of the second quarter of fiscal 2000. Average borrowings were $245.9 million for the first quarter of fiscal 2001 versus $221.5 million for the first quarter of fiscal 2000.

        Our effective income tax rate of 38.0% for the first quarter of fiscal 2001 was consistent with the rate for the first quarter of fiscal 2000.

        Net income for the first quarter of fiscal 2001 was $2.9 million, or $0.16 per diluted share, compared to net income of $2.3 million, or $0.12 per diluted share, for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, including temporary cash investments, decreased $0.7 million during the first quarter of fiscal 2001 to $20.7 million as of April 29, 2000.

         Net cash provided by operating activities was $3.3 million in the first quarter of fiscal 2001, compared to net cash used for operating activities of $32.3 million in the first quarter of fiscal 2000. Cash generated by operations in the first quarter of fiscal 2001, before working capital items, totaled $12.1 million, an improvement of $1.6 million from the $10.5 million generated during the first quarter of fiscal 2000. Working capital consumed $8.8 million of cash in the first quarter of fiscal 2001 compared with

$42.8 million in the first quarter of the prior year. Inventories, net of payables support, only increased $3.9 million primarily due to tighter control of purchases, compared with an increase of $34.4 million in the prior year first quarter.

        Net cash used for investing activities for the first quarter of fiscal 2001 totaled $7.6 million compared to $9.1 million in the first quarter of fiscal 2000. Capital expenditures were $8.9 million during the first quarter of fiscal 2001, of which $4.4 million represented investment in new stores and upgrades through relocation or expansion of our existing store base. During the first quarter of fiscal 2001, we opened four superstores and two traditional stores, relocated or expanded five traditional stores and closed five smaller or under-performing traditional stores. For the balance of fiscal 2001, we expect to open an additional 10-12 superstores and three traditional stores, to relocate or expand three traditional stores and to close 20 smaller traditional stores. We have no material commitments in connection with these planned capital expenditures.

        We spent $2.3 million in the first quarter of fiscal 2001 on capitalizable systems technology, of which $2.0 million related to the installation of SAP Retail, which is part of the enterprise-wide system implementation initiated in fiscal 1999. SAP Retail, which replaced substantially all of our existing merchandising systems, became fully operational in March 2000. The total cost of the enterprise-wide system implementation will be approximately $32.0 million, virtually all of which had been spent as of the end of the first quarter of fiscal 2001.

        Excluding our planned West Coast distribution facility, our total capital expenditures are expected to approximate $40.0 million in fiscal 2001. We expect funds for these expenditures to come from borrowings under our senior credit facility and cash generated internally. We expect to begin construction on the West Coast distribution facility in June 2000, with the facility becoming operational in the second quarter of next year. We will finance the project, including construction costs and equipment, estimated at $40 to $45 million, using off-balance sheet financing.

        We may borrow up to a maximum of $330.0 million under our senior credit facility by utilizing funds available under the senior credit facility and other lines of credit. Interest on borrowings under the senior credit facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 175 basis points, and the annual facility fee is equal to 50 basis points. As of April 29, 2000, we had $97.0 million of debt outstanding under the senior credit facility, not including $40.2 million of letters of credit.

        We believe that our senior credit facility, coupled with cash on hand and from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

JOINT VENTURE

         On June 6, 2000, we announced the formation of a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), the on-line destination site for arts and crafts and other creative ideas, advice and supplies.

         We believe that IdeaForest, which will continue to operate as an independent entity, will bring on-line selling capability and enriched content and community features to our joann.com website. We also expect that the site will benefit from our broad product assortment, physical store presence and merchandising expertise. The site will initially feature a significant representation of the products that are featured in our etc superstores in time for the fall peak selling season, with plans to add more products after the holiday season.

         As part of the strategic relationship, IdeaForest will be responsible for all content and technology support to the joann.com website. We will provide product to the site, with customer fulfillment and service being handled by IdeaForest. Alan Rosskamm, our Chairman of the Board and Chief Executive Officer, will join IdeaForest's Board of Directors.

         Under the terms of the relationship, we have made a cash investment of $6.5 million in IdeaForest, which, combined with our contribution of significant strategic assets, entitles us to a 28.5% ownership interest in IdeaForest, with the ability to increase our future ownership percentage through the vesting and exercise of warrants. We will account for our investment in IdeaForest using the equity method of accounting. We expect the impact from our investment to be dilutive to earnings in fiscal 2001 by $0.30 to $0.40 per share for the full year.

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

        We believe that inflation has not had a significant effect on the growth of net sales or on net income. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

YEAR 2000

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

RECENT ACCOUNTING PRONOUNCEMENTS

        We are required to adopt Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2002. Under the provisions of this statement, we will be required to record all derivatives on the balance sheet at fair value and to follow special accounting rules for the different types of hedges. We do not expect the implementation of this standard to have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth, loss of key management, the availability of merchandise, changes in the competitive pricing for products, the net impact of the joann.com joint venture with IdeaForest, the impact of competitor store openings and closings, and the ability to address internal and external Year 2000 issues.

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

          Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.  OTHER INFORMATION

          Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits
                --------

                No exhibits are filed with this report.

          b)    Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the 13-week period ended April 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           JO-ANN STORES, INC.


DATE:  June 13, 2000       /s/ Alan Rosskamm
                           ------------------------
                           By:  Alan Rosskamm
                                President and Chief Executive Officer


                           /s/ Brian P. Carney
                           ------------------------
                           By:  Brian P. Carney
                                Executive Vice President and Chief Financial
                                Officer