Form 10-K405/A
period 2000-01-29
JO-ANN STORES INC
filed 2000-07-13
CIK 34151

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                  FORM 10-K/A-1


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                           COMMISSION FILE NO. 1-6695

                              ---------------------

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

                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of April 14, 2000, there were 9,155,656 shares of Class A Common Stock and 8,843,748 shares of Class B Common Stock outstanding and the aggregate market value of these Common Shares (based upon the closing price on April 14, 2000 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $117.2 million.

         Documents incorporated by reference:

         Portions of the following documents are or will be incorporated by reference:

         Proxy Statement for 2000 Annual Meeting of Shareholders--Items 10, 11 and 12 of Part III.

================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



Exhibit 27  -  Financial Data Schedule

         The Registrant hereby amends its previously filed Annual Report on Form 10-K for the fiscal year ended January 29, 2000 for the sole purpose of correcting "Income Continuing" and "Net Income" in Exhibit 27.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JO-ANN STORES, INC.


Date:  July 11, 2000                   /s/ Brian P. Carney
                                       ------------------------------
                                       By: Brian P. Carney
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)