Form 10-Q
period 2000-07-29
JO-ANN STORES INC
filed 2000-09-12
CIK 34151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                           COMMISSION FILE NO. 1-6695

                                   ----------

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

         Shares of Class A Common Stock outstanding at September 8, 2000:
         9,208,436

         Shares of Class B Common Stock outstanding at September 8, 2000:
         8,842,998


================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED JULY 29, 2000

----------------------------------------------------------------------------------------------------------------------
                                                                                                        Page Numbers
PART I.  FINANCIAL INFORMATION:

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of July 29, 2000 and January 29, 2000                     3

                    Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks
                    Ended July 29, 2000 and July 31, 1999                                                    4

                    Consolidated Statements of Cash Flows for the Twenty-Six Weeks
                    Ended July 29, 2000 and July 31, 1999                                                    5

                    Notes to Consolidated Financial Statements                                               6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                7

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               10

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                        11

         Item 2.    Changes in Securities and Use of Proceeds                                                11

         Item 3.    Defaults Upon Senior Securities                                                          11

         Item 4.    Submission of Matters to a Vote of Security Holders                                      11

         Item 5.    Other Information                                                                        11

         Item 6.    Exhibits and Reports on Form 8-K                                                         11

         Signatures                                                                                          12

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                               JO-ANN STORES, INC.

                                                                                 (UNAUDITED)
                                                                                  JULY 29,            JANUARY 29,
                                                                                    2000                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                      (MILLIONS OF DOLLARS,
                                                                                 EXCEPT SHARE AND PER SHARE DATA)
 ASSETS
 Current assets:
     Cash and temporary cash investments                                             $  20.4              $  21.4
     Inventories                                                                       504.2                458.9
     Deferred income taxes                                                               8.9                  8.9
     Prepaid expenses and other current assets                                          18.5                 18.8
                                                                                --------------       --------------
 Total current assets                                                                  552.0                508.0

 Property, equipment and leasehold improvements, net                                   192.1                194.7
 Goodwill, net                                                                          35.8                 36.3
 Other assets                                                                           23.1                 18.0
                                                                                --------------       --------------
 Total assets                                                                         $803.0               $757.0
                                                                                ==============       ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                                 $186.7               $149.6
     Other current liabilities                                                          41.6                 58.5
                                                                                --------------       --------------
 Total current liabilities                                                             228.3                208.1

 Long-term debt                                                                        275.3                245.2
 Deferred income taxes                                                                  22.4                 22.4
 Other long-term liabilities                                                            12.9                 11.8

 Shareholders' equity:
     Common stock
        Class A, stated value $0.05 per share; issued and outstanding
           9,199,926 and 8,987,036, respectively                                         0.6                  0.5
        Class B, stated value $0.05 per share; issued and outstanding
           8,844,248 and 8,857,853, respectively                                         0.5                  0.5
     Additional paid-in capital                                                         99.1                 97.9
     Unamortized restricted stock awards                                                (1.7)                (2.1)
     Retained earnings                                                                 204.2                211.5
                                                                                --------------       --------------
                                                                                       302.7                308.3
     Treasury stock, at cost                                                           (38.6)               (38.8)
                                                                                --------------       --------------
 Total shareholders' equity                                                            264.1                269.5
                                                                                --------------       --------------
 Total liabilities and shareholders' equity                                           $803.0               $757.0
                                                                                ==============       ==============

See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               JO-ANN STORES, INC.
                                   (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                 ---------------------------------------------------------------
                                                    JULY 29,       JULY 31,          JULY 29,       JULY 31,
                                                      2000           1999              2000           1999
----------------------------------------------------------------------------------------------------------------
                                                          (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)


 Net sales                                             $299.0        $282.4              $624.4        $578.1
 Cost of sales                                          163.4         151.9               336.7         309.6
                                                 ------------------------------    -----------------------------
     Gross margin                                       135.6         130.5               287.7         268.5
 Selling, general and administrative expenses           134.2         124.9               265.8         247.2
 Depreciation and amortization                            9.9           7.6                18.8          15.3
                                                 ------------------------------    -----------------------------
     Operating profit (loss)                             (8.5)         (2.0)                3.1           6.0
 Interest expense                                         6.3           6.8                13.2          11.1
                                                 ------------------------------    -----------------------------
     Loss before income taxes                           (14.8)         (8.8)              (10.1)         (5.1)
 Income tax benefit                                      (5.6)         (3.3)               (3.8)         (1.9)
                                                 ------------------------------    -----------------------------
     Loss before equity loss                             (9.2)         (5.5)               (6.3)         (3.2)
 Equity loss from minority investment                    (1.0)            --               (1.0)           --
                                                 ------------------------------    -----------------------------
 Net loss                                              $(10.2)       $ (5.5)             $ (7.3)       $ (3.2)
                                                 ==============================    =============================

 Net loss per common share
     Basic and diluted                                 $(0.56)       $(0.30)             $(0.41)       $(0.17)
                                                 ==============================    =============================

Weighted average shares outstanding (millions)
     Basic and diluted                                   18.0          18.2                17.9          18.5
                                                 ==============================    =============================


 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               JO-ANN STORES, INC.
                                   (UNAUDITED)

                                                                                        TWENTY-SIX WEEKS ENDED
                                                                                 -------------------------------------
                                                                                     JULY 29,             JULY 31,
                                                                                      2000                 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                        (MILLIONS OF DOLLARS)
 Net cash flows from operating activities:
     Net loss                                                                         $  (7.3)             $  (3.2)
     Adjustments to reconcile net loss to net cash provided by (used for)
        operating activities:
        Depreciation and amortization                                                    18.8                 15.3
        Equity loss from minority investment                                              1.0                   --
        Other                                                                             0.5                  0.7
     Changes in operating assets and liabilities:
        Increase in inventories                                                         (45.3)              (117.4)
        Decrease in prepaid expenses and other current assets                             0.3                  9.1
        Increase in accounts payable                                                     37.1                 64.0
        Decrease in accrued expenses                                                     (7.5)                (4.0)
        Decrease in accrued income taxes                                                 (9.3)                (2.1)
                                                                                 ----------------     ----------------
 Net cash used for operating activities                                                 (11.7)               (37.6)

 Net cash flows used for investing activities:
     Capital expenditures                                                               (16.6)               (28.7)
     Minority investment                                                                 (6.5)                  --
     Other, net                                                                           1.2                  0.6
                                                                                 ----------------     ----------------
 Net cash used for investing activities                                                 (21.9)               (28.1)

 Net cash flow provided by financing activities:
     Net borrowings (repayments) of long-term debt                                       30.1                (52.1)
     Net proceeds from issuance of senior subordinated notes                               --                142.9
     Increase (decrease) in other long-term liabilities                                   1.0                (12.0)
     Purchase of common stock for treasury                                               (0.1)               (14.8)
     Other, net                                                                           1.6                  0.5
                                                                                 ----------------     ----------------
 Net cash provided by financing activities                                               32.6                 64.5
                                                                                 ----------------     ----------------

 Net decrease in cash                                                                    (1.0)                (1.2)
 Cash and temporary cash investments at beginning of period                              21.4                 20.4
                                                                                 ----------------     ----------------
 Cash and temporary cash investments at end of period                                  $ 20.4               $ 19.2
                                                                                 ================     ================

 Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest                                                                       $ 13.2              $   5.3
        Income taxes, net of refunds                                                      5.5                 (5.2)


 See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 1,025 retail stores in 49 states at July 29, 2000. The 974 traditional and 51 superstores feature a broad line of apparel, quilting, craft and home decorating fabrics and sewing-related products, floral, crafting, framing, seasonal and home decorating products.

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

NOTE 2  - EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999, as it is anti-dilutive.

NOTE 3 - MINORITY INVESTMENT

         On June 6, 2000, the Company announced that it had entered into a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. The Company believes that IdeaForest, which will continue to operate as an independent entity, will bring on-line selling capability and enriched content and community features to the Company's joann.com website. The Company made a cash investment of $6.5 million in IdeaForest, which, combined with the Company's contribution of strategic assets, entitles the Company to a 28.5% ownership interest in IdeaForest, with the ability to increase its future ownership percentage through the vesting and exercise of warrants. The investment in IdeaForest is accounted for using the equity method. During the second quarter of fiscal 2001, the Company recorded an equity loss of $1.0 million related to the minority investment.

         As part of the strategic relationship, IdeaForest will be responsible for all content and technology support to the joann.com website. The Company will provide product to the site, with customer fulfillment and service being handled by IdeaForest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

        Net sales for the second quarter of fiscal 2001 increased 5.9%, or $16.6 million, to $299.0 million from $282.4 million in the prior year. The majority of the sales increase was attributable to a greater number of superstores in operation. During the second quarter of fiscal 2001, we operated 51 superstores versus 30 superstores in the year ago period. Sales from stores open one year or more ("comparable store sales") increased 0.7%, or $1.8 million, for the second quarter of fiscal 2001 compared to a comparable store sales increase of 7.7% for the prior year second quarter. Comparable store sales from softlines (fabrics and notions) decreased 1.6%, while comparable store sales in hardline businesses (crafts, floral and seasonal) increased 6.1%. We have achieved positive growth in comparable store sales for 24 consecutive quarters.

        Gross margin increased $5.1 million compared to the year earlier period. As a percent of net sales, gross margin was 45.4% for the second quarter of fiscal 2001, a decrease of 80 basis points from 46.2% for the same quarter a year earlier. The decrease in margin rate between quarters was due to current year efforts to reduce clearance product in the second quarter coupled with a reduction in purchase volumes between quarters that negatively impacted volume rebates realized from vendors. Although our decision to reduce clearance negatively impacted our gross margin rate, we entered the second half of fiscal 2001 with reduced clearance and pack-away merchandise than year ago levels.

        Selling, general and administrative expenses were 44.9% of net sales for the second quarter of fiscal 2001, an increase of 70 basis points from 44.2% for the same quarter of fiscal 2000. The increase was due to higher store expenses, primarily store payroll, as a percent of sales. The increase in store expenses was offset, in part, by lower non-store expenses, as a percent of sales, due primarily to improvement in logistics costs.

        Depreciation and amortization expense increased $2.3 million to $9.9 million from $7.6 million for the same period of fiscal 2000 due to capital expenditures in the current and prior year. We began depreciating the cost of our SAP Retail project in April 2000, adding approximately $1.2 million in incremental depreciation expense for the second quarter of fiscal 2001.

        Operating losses for the second quarter of fiscal 2001 were $8.5 million, compared to operating losses of $2.0 million for the second quarter of fiscal 2000.

         Interest expense decreased $0.5 million to $6.3 million from $6.8 million in the second quarter of fiscal 2000.

        Our effective income tax rate of 38.0% for the second quarter of fiscal 2001 was consistent with the rate for the second quarter of fiscal 2000.

        Net loss for the second quarter of fiscal 2001 was $10.2 million, or $0.56 per diluted share, compared to a net loss of $5.5 million, or $0.30 per diluted share, for the prior year second quarter. During the second quarter of fiscal 2001, we recorded an equity loss from our minority investment in IdeaForest of $1.0 million, or $0.05 per diluted share.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

        Net sales for the first half of fiscal 2001 increased 8.0%, or $46.3 million, to $624.4 million from $578.1 million in the prior year. Comparable store sales increased 3.2%, or $17.3 million, for the first half of fiscal 2001 compared to a comparable store sales increase of 4.6% for the prior year first half.

Comparable store sales from softlines increased 1.2%, while comparable store sales in hardlines increased 7.7%. The remaining sales increase was primarily attributable to a greater number of superstores in operation.

        Gross margin increased $19.2 million compared to the year earlier period. As a percent of net sales, gross margin was 46.1% for the first half of fiscal 2001, a decrease of 30 basis points from 46.4% for the same period a year earlier due to a reduction in purchase volumes that negatively impacted volume rebates realized from vendors.

        Selling, general and administrative expenses were 42.6% of net sales for the first half of fiscal 2001, an improvement of 20 basis points from 42.8% for the first half of fiscal 2000. This decrease occurred as a result of lower distribution costs, as a percent of sales, offset in part by higher store expenses.

        Depreciation and amortization expense for the first half of fiscal 2001 increased $3.5 million to $18.8 million from $15.3 million for the same period of fiscal 2000 due to capital expenditures in the current and prior year. We began depreciating the cost of our SAP Retail project in April 2000, adding approximately $1.6 million in incremental depreciation expense for the first half of fiscal 2001.

        Operating profit for the first half of fiscal 2001 was $3.1 million, compared to $6.0 million for the first half of fiscal 2000.

        Interest expense increased $2.1 million to $13.2 million from $11.1 million in the first half of fiscal 2000. This increase was attributable to higher average borrowings and a higher effective borrowing rate between years. Average borrowings were $257.3 million for the first half of fiscal 2001 versus $241.2 million for the first half of fiscal 2000. The increase in the effective borrowing rate is primarily related to the issuance of the 10 3/8% senior subordinated notes which occurred at the beginning of the second quarter of fiscal 2000.

        Our effective income tax rate of 38.0% for the first half of fiscal 2001 was consistent with the rate for the first half of fiscal 2000.

        Net loss for the first half of fiscal 2001 was $7.3 million, or $0.41 per diluted share, compared to a net loss of $3.2 million, or $0.17 per diluted share, for the prior year first half. During the first half of fiscal 2001, we recorded an equity loss from our minority investment in IdeaForest of $1.0 million, or $0.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, including temporary cash investments, decreased $1.0 million during the first half of fiscal 2001 to $20.4 million as of July 29, 2000.

         Net cash used by operating activities was $11.7 million in the first half of fiscal 2001, compared to net cash used for operating activities of $37.6 million in the first half of fiscal 2000. Inventories, net of payables support, increased $8.2 million, compared with an increase of $53.4 million in the prior year first half, primarily due to tighter control of purchases in the current year.

        Net cash used for investing activities for the first half of fiscal 2001 totaled $21.9 million compared to $28.1 million in the first half of fiscal 2000. Capital expenditures were $16.6 million during the first half of fiscal 2001, of which $10.3 million represented investment in new stores and upgrades through relocation or expansion of our existing store base. During the first half of fiscal 2001, we opened nine superstores and two traditional stores, relocated or expanded six traditional stores and closed 12 smaller or under-performing traditional stores. For the balance of fiscal 2001, we expect to open an additional seven superstores, to relocate or expand two traditional stores and to close 12 smaller traditional stores. We have no material commitments in connection with these planned capital expenditures.

        We also spent $2.7 million in the first half of fiscal 2001 on capitalizable systems technology, of which $2.6 million related to the installation of SAP Retail, which is part of the enterprise-wide system implementation initiated in fiscal 1999. SAP Retail, which replaced substantially all of our existing merchandising systems, became fully operational in March 2000. The total cost of the enterprise-wide system implementation was approximately $32.0 million, virtually all of which had been spent as of the end of the first quarter of fiscal 2001.

        Excluding our planned West Coast distribution facility, our total capital expenditures are expected to approximate $40.0 million in fiscal 2001. We expect funds for these expenditures to come from borrowings under our senior credit facility and cash generated internally. Construction was started on the West Coast distribution facility in June 2000, and the facility is expected to become operational in the second quarter of next year. We completed operating-lease financing for this project in the second quarter of fiscal 2001.

        We may borrow up to a maximum of $330.0 million under our senior credit facility by utilizing funds available under the senior credit facility and other lines of credit. Interest on borrowings under the senior credit facility is calculated at an applicable margin over the London Interbank Offered Rate ("LIBOR"). The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 175 basis points, and the annual facility fee is equal to 50 basis points. As of July 29, 2000, we had $125.3 million of debt outstanding under the senior credit facility, not including $66.3 million of letters of credit.

        We believe that our senior credit facility, coupled with cash on hand and from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

MINORITY INVESTMENT

         On June 6, 2000, we announced the formation of a strategic relationship with IdeaForest, an on-line destination site for arts and crafts merchandise, other creative ideas, advice and supplies.

         In June 2000, under the terms of the relationship, we made a cash investment of $6.5 million in IdeaForest, which, combined with our contribution of strategic assets, entitles us to a 28.5% ownership interest in IdeaForest, with the ability to increase our future ownership percentage through the vesting and exercise of warrants. The investment in IdeaForest is accounted for using the equity method. During the second quarter of fiscal 2001, we recorded an equity loss related to our minority investment of $1.0 million, or $0.05 per diluted share. We expect the impact from our investment to be dilutive to second half fiscal 2001 earnings by $0.25 to $0.30 per share.

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

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth, loss of key management, the availability of merchandise, changes in the competitive pricing for products, the net impact of the joann.com strategic relationship with IdeaForest, and the impact of competitor store openings and closings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See our disclosures in our Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) An Annual Meeting of Shareholders of the Company was held June 8, 2000.

          b) Alan Rosskamm, Scott Cowen and Gregg Searle were elected to the Board of Directors in the class whose term of office expires in 2003. Frank Newman and Betty Rosskamm continued as Directors in the class whose term of office expires in 2002. Ira Gumberg and Alma Zimmerman continued as Directors in the class whose term of office expires in 2001. Debra Walker was appointed to the position of Executive Vice President, Marketing and Internet Strategies effective June 6, 2000, and consequently resigned her seat on the Company's Board of Directors.

          c) The nominees for Directors as listed in the proxy statement were elected with the following vote:

                  Nominee           Votes For                 Votes Withheld
                  -------           ---------                 --------------

                  Alan Rosskamm     7,731,460                      127,696
                  Scott Cowen       7,788,323                       70,833
                  Gregg Searle      7,789,423                       69,733

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits
                --------

          Not Applicable.

          b)    Reports on Form 8-K
                -------------------

          Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  JO-ANN STORES, INC.


DATE:  September 12, 2000         /s/ Alan Rosskamm
                                  -----------------
                                  By:  Alan Rosskamm
                                       President and Chief Executive Officer


                                  /s/ Brian P. Carney
                                  -----------------
                                  By: Brian P. Carney
                                      Executive Vice President and Chief
                                      Financial Officer