Form 10-Q
period 2000-10-28
JO-ANN STORES INC
filed 2000-12-12
CIK 34151

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

     Shares of Class A Common Stock outstanding at December 8, 2000: 9,332,733

     Shares of Class B Common Stock outstanding at December 8, 2000: 8,842,623


===============================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED OCTOBER 28, 2000
-------------------------------------------------------------------------------

                                                                                               Page Numbers

PART I.   FINANCIAL INFORMATION:
          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of October 28, 2000 and January 29, 2000            3

                   Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks
                   Ended October 28, 2000 and October 30, 1999                                        4

                   Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                   Ended October 28, 2000 and October 30, 1999                                        5

                   Notes to Consolidated Financial Statements                                         6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                          7

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         11

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                  12

          Item 2.  Changes in Securities and Use of Proceeds                                          12

          Item 3.  Defaults Upon Senior Securities                                                    12

          Item 4.  Submission of Matters to a Vote of Security Holders                                12

          Item 5.  Other Information                                                                  12

          Item 6.  Exhibits and Reports on Form 8-K                                                   12

          Signatures                                                                                  13

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                (UNAUDITED)
                                                                                 OCTOBER 28,          JANUARY 29,
                                                                                    2000                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                      (MILLIONS OF DOLLARS,
                                                                                 EXCEPT SHARE AND PER SHARE DATA)
 ASSETS
 Current assets:
     Cash and temporary cash investments                                            $  27.4               $  21.4
     Inventories                                                                      572.8                 458.9
     Deferred income taxes                                                             15.6                   8.9
     Prepaid expenses and other current assets                                         18.4                  18.8
                                                                                --------------       --------------
 Total current assets                                                                 634.2                 508.0

 Property, equipment and leasehold improvements, net                                  191.9                 194.7
 Goodwill, net                                                                         27.4                  36.3
 Other assets                                                                          22.1                  18.0
                                                                                --------------       --------------
 Total assets                                                                        $875.6                $757.0
                                                                                ==============       ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                                $228.1                $149.6
     Other current liabilities                                                         49.6                  58.5
                                                                                --------------       --------------
 Total current liabilities                                                            277.7                 208.1

 Long-term debt                                                                       296.7                 245.2
 Deferred income taxes                                                                 29.1                  22.4
 Other long-term liabilities                                                            4.2                  11.8

 Shareholders' equity:
     Common stock
        Class A, stated value $0.05 per share; issued and outstanding
           9,320,725 and 8,987,036, respectively                                        0.6                   0.5
        Class B, stated value $0.05 per share; issued and outstanding
           8,842,998 and 8,857,853, respectively                                        0.5                   0.5
     Additional paid-in capital                                                        99.3                  97.9
     Unamortized restricted stock awards                                               (1.4)                 (2.1)
     Retained earnings                                                                207.2                 211.5
                                                                                --------------       --------------
                                                                                      306.2                 308.3
     Treasury stock, at cost                                                          (38.3)                (38.8)
                                                                                --------------       --------------
 Total shareholders' equity                                                           267.9                 269.5
                                                                                --------------       --------------
 Total liabilities and shareholders' equity                                          $875.6                $757.0
                                                                                ==============       ==============


See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                 ---------------------------------------------------------------
                                                  OCTOBER 28,    OCTOBER 30,        OCTOBER 28,   OCTOBER 30,
                                                      2000           1999              2000           1999
----------------------------------------------------------------------------------------------------------------
                                                     (MILLIONS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

 Net sales                                             $362.5         $347.1            $986.9        $925.2
 Cost of sales                                          190.3          177.6             527.0         487.2
                                                 ------------------------------    -----------------------------
     Gross margin                                       172.2          169.5             459.9         438.0
 Selling, general and administrative expenses           148.2          140.4             414.0         387.6
 Depreciation and amortization                            9.6            8.2              28.4          23.5
                                                 ------------------------------    -----------------------------
     Operating profit                                    14.4           20.9              17.5          26.9
 Interest expense                                         7.9            7.6              21.1          18.7
                                                 ------------------------------    -----------------------------
     Income (loss) before income taxes                    6.5           13.3              (3.6)          8.2
 Income tax provision (benefit)                           2.4            5.0              (1.4)          3.1
                                                 ------------------------------    -----------------------------
     Income (loss) before equity loss                     4.1            8.3              (2.2)          5.1
 Equity loss from minority investment                    (1.1)            --              (2.1)          --
                                                 ------------------------------    -----------------------------
 Net income (loss)                                   $    3.0       $    8.3           $  (4.3)      $   5.1
                                                 ==============================    =============================

 Net income (loss) per common share:

     Basic                                            $  0.16        $  0.46            $(0.24)       $ 0.28
                                                 ==============================    =============================
     Diluted                                          $  0.16        $  0.45            $(0.24)       $ 0.27
                                                 ==============================    =============================

Weighted average shares outstanding (millions):

     Basic                                               18.1           18.0              18.0          18.3
                                                 ==============================    =============================
     Diluted                                             18.1           18.3              18.0          18.7
                                                 ==============================    =============================


See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                 -------------------------------------
                                                                                   OCTOBER 28,          OCTOBER 30,
                                                                                      2000                 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                        (MILLIONS OF DOLLARS)

 Net cash flows from operating activities:
     Net income (loss)                                                                 $  (4.3)             $   5.1
     Adjustments to reconcile net income (loss) to net cash used for operating activities:
        Depreciation and amortization                                                     28.4                 23.5
        Equity loss from minority investment                                               2.1                  --
        Other                                                                              1.0                 (1.9)
     Changes in operating assets and liabilities:
        Increase in inventories                                                         (113.9)              (142.2)
        Decrease in prepaid expenses and other current assets                              0.4                  5.0
        Increase in accounts payable                                                      78.5                 40.8
        Increase (decrease) in other current liabilities                                  (5.9)                13.1
        Settlement of income tax contingency                                              (3.5)               (16.1)
        Other, net                                                                         1.1                  0.5
                                                                                 ----------------     ----------------
 Net cash used for operating activities                                                  (16.1)               (72.2)

 Net cash flows used for investing activities:
     Capital expenditures                                                                (26.5)               (45.3)
     Minority investment                                                                  (6.5)                 --
     Other, net                                                                            1.0                  1.9
                                                                                 ----------------     ----------------
 Net cash used for investing activities                                                  (32.0)               (43.4)

 Net cash flow provided by financing activities:
     Net borrowings (repayments) of long-term debt                                        51.5                 (3.1)
     Net proceeds from issuance of senior subordinated notes                               --                 142.9
     Purchase of common stock for treasury                                                 --                 (18.7)
     Other, net                                                                            2.6                  2.0
                                                                                 ----------------     ----------------
 Net cash provided by financing activities                                                54.1                123.1
                                                                                 ----------------     ----------------

 Net increase in cash                                                                      6.0                  7.5
 Cash and temporary cash investments at beginning of period                               21.4                 20.4
                                                                                 ----------------     ----------------
 Cash and temporary cash investments at end of period                                  $  27.4              $  27.9
                                                                                 ================     ================

 Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest                                                                       $  16.7             $    8.8
        Income taxes, net of refunds                                                       5.7                 (6.2)



See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

     Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer operating 1,022 retail stores in 49 states at October 28, 2000. The 967 traditional and 55 superstores feature a broad line of apparel, quilting, craft and home decorating fabrics and sewing-related products, floral, crafting, framing, seasonal and home decorating products.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2001 interim financial statements have been reclassified in order to conform to the current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

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

NOTE 2  - EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirty-nine weeks ended October 28, 2000, as it is anti-dilutive.

NOTE 3 - MINORITY INVESTMENT

     On June 6, 2000, the Company announced that it had entered into a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. IdeaForest, which operates as an independent entity, brings on-line selling capability and enriched content and community features to the Company's joann.com website. The Company invested $6.5 million in IdeaForest, which, combined with the Company's contribution of strategic assets, entitled the Company to a 28.5% ownership interest, with the ability to increase its future ownership percentage through the vesting and exercise of warrants. The investment in IdeaForest is accounted for using the equity method. Through the third quarter of fiscal 2001, the Company recorded an equity loss of $2.1 million related to this minority investment.

     As part of the strategic relationship, IdeaForest is responsible for all content and technology support to the joann.com website. The Company provides product to the site, with customer fulfillment and service being handled by IdeaForest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

     Net sales for the third quarter of fiscal 2001 increased 4.4%, or $15.4 million, to $362.5 million from $347.1 million in the prior year. The sales increase was attributable to a greater number of superstores in operation. During the third quarter of fiscal 2001, we operated 55 superstores versus 35 superstores in the year ago period. Sales from stores open one year or more ("same-store sales") decreased 0.4%, or $1.3 million, for the third quarter of fiscal 2001 compared to a same-store sales increase of 4.7% for the prior year third quarter. The reduction in same-store sales increases from the prior year was attributable to sales softness experienced due to out-of-stock issues related to our recent systems conversion and general economic conditions.

     On November 30, 2000, we announced that sales for the month of November increased 4.0% to $159.9 million from $153.8 million for the same period last year. Same-store sales increased 0.5% for the month. We also announced that, based on the November sales performance and our expectation that same-store sales trends for December and January will be flat to slightly positive compared with sales for these months in the prior year, fourth quarter earnings would be less than the prior year fourth quarter. Our ability to attain our earnings forecast for the fourth quarter is predicated on, among other things, achieving the sales performance indicated above.

     Gross margin increased $2.7 million compared to the year earlier period. As a percent of net sales, gross margin was 47.5% for the third quarter of fiscal 2001, a decrease of 130 basis points from 48.8% for the same quarter a year earlier. The decrease in margin rate between quarters was primarily due to higher freight costs resulting from higher fuel costs, coupled with higher shrink due to a leveling off of historical shrink improvement trends. Pricing to our customers and from our vendor community remained relatively consistent between quarters.

     Selling, general and administrative expenses were 40.9% of net sales for the third quarter of fiscal 2001, an increase of 50 basis points from 40.4% for the same quarter of fiscal 2000. The increase was due to higher store expenses, primarily store payroll and occupancy, as a percent of sales. The increase in store expenses was partially offset by improved leverage in distribution center handling costs.

     Depreciation and amortization expense increased $1.4 million to $9.6 million from $8.2 million. We began depreciating the cost of our SAP Retail project in April 2000, adding approximately $1.2 million in incremental depreciation expense for the third quarter of fiscal 2001.

     Operating profit for the third quarter of fiscal 2001 was $14.4 million, compared to operating profit of $20.9 million for the third quarter of fiscal 2000.

     Interest expense increased $0.3 million to $7.9 million from $7.6 million in the third quarter of fiscal 2000. This increase was primarily due to higher average borrowing rates under the senior credit facility. Average borrowings were $295.4 for the current quarter versus $318.6 in the prior year.

     Our effective income tax rate of 38.0% for the third quarter of fiscal 2001 was consistent with the rate for the third quarter of fiscal 2000.

     Net income for the third quarter of fiscal 2001 was $3.0 million, or $0.16 per diluted share, compared to net income of $8.3 million, or $0.45 per diluted share, for the prior year third quarter. During the third quarter of fiscal 2001, we recorded an equity loss from our minority investment in IdeaForest of $1.1 million, or $0.06 per diluted share.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

     Net sales for the first three quarters of fiscal 2001 increased 6.7%, or $61.7 million, to $986.9 million from $925.2 million in the prior year. Same-store sales increased 1.8%, or $16.0 million, for the first three quarters of fiscal 2001 compared to a same-store sales increase of 4.6% for the same period of fiscal 2000. Same-store sales from softlines increased 0.5%, while same-store sales in hardlines increased 4.4%. The remaining sales increase was attributable to a greater number of superstores in operation.

     Gross margin increased $21.9 million compared to the year earlier period. As a percent of net sales, gross margin was 46.6% for the first three quarters of fiscal 2001, a decrease of 70 basis points from 47.3% for the same reasons listed in the discussion of the third quarter's results.

     Selling, general and administrative expenses for the first three quarters of fiscal 2001 were consistent with the prior year at 41.9% of net sales. These rates reflect lower distribution costs, as a percent of sales, offset by higher store payroll costs.

     Depreciation and amortization expense for the first three quarters of fiscal 2001 increased $4.9 million to $28.4 million from $23.5 million for the same period of fiscal 2000 due to capital expenditures in the current and prior year. We began depreciating the cost of our SAP Retail project in April 2000, adding approximately $2.7 million in incremental depreciation expense for the first three quarters of fiscal 2001.

     Operating profit for the first three quarters of fiscal 2001 was $17.5 million, compared to $26.9 million for the first three quarters of fiscal 2000.

     Interest expense increased $2.4 million to $21.1 million from $18.7 million in the first three quarters of fiscal 2000. This increase was primarily attributable to a higher effective borrowing rate between years. The increase in the effective borrowing rate is related to the issuance of the 10 3/8% senior subordinated notes which occurred at the beginning of the second quarter of fiscal 2000 coupled with an increase in the London Interbank Offered Rate ("LIBOR") base on our senior credit facility. The rate increase was partially offset by a $1.0 million favorable adjustment to interest expense resulting from the settlement of an income tax liability. For further discussion, see Settlement of House of Fabrics Tax Liability under the Liquidity and Capital Resources section of this document. Average borrowings were $270.0 million for the first three quarters of fiscal 2001 versus $267.0 million for the first three quarters of fiscal 2000.

     Our effective income tax rate of 38.0% for the first three quarters of fiscal 2001 was consistent with the rate for the first three quarters of fiscal 2000.

     Net loss for the first three quarters of fiscal 2001 was $4.3 million, or $0.24 per diluted share, compared to net income of $5.1 million, or $0.27 per diluted share, for the first three quarters of the prior year. During the first three quarters of fiscal 2001, we recorded an equity loss from our minority investment in IdeaForest of $2.1 million, or $0.12 per diluted share. Including internal e-commerce support expenses, we have recognized a total loss for the first three quarters of fiscal 2001 related to this strategic relationship of $0.19 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, including temporary cash investments, increased $6.0 million during the first three quarters of fiscal 2001 to $27.4 million as of October 28, 2000.

     Net cash used for operating activities was $16.1 million in the first three quarters of fiscal 2001, compared to net cash used for operating activities of $72.2 million in the first three quarters of fiscal 2000. Inventories, net of payables support, increased $35.4 million, compared with an increase of $101.4 million in the first three quarters of the prior year, primarily due to tight control of purchases in the current year resulting in an improved payables support ratio.

     Net cash used for investing activities for the first three quarters of fiscal 2001 totaled $32.0 million compared to $43.4 million in the first three quarters of fiscal 2000. Capital expenditures were $26.5 million during the first three quarters of fiscal 2001, of which $18.2 million represented investment in new stores and upgrades through relocation or expansion of our existing store base. During the first three quarters of fiscal 2001, we opened 13 superstores and two traditional stores, relocated or expanded eight traditional stores and closed 19 smaller or under-performing traditional stores. During November, we opened three superstores and closed one traditional store. For the balance of the fourth quarter of fiscal 2001, we expect to relocate or expand one traditional store and to close 16 smaller traditional stores. We have no material commitments in connection with these planned capital expenditures.

     We also spent $3.8 million in the first three quarters of fiscal 2001 on capitalizable systems technology, of which $3.1 million related to the installation of SAP Retail, which is part of the enterprise-wide system implementation initiated in fiscal 1999. SAP Retail, which replaced substantially all of our existing merchandising systems, became fully operational in March 2000. The total cost of the enterprise-wide system implementation was approximately $32.6 million, virtually all of which had been spent as of the end of the first quarter of fiscal 2001.

     Excluding our planned West Coast distribution facility, our total capital expenditures are expected to approximate $40.0 million in fiscal 2001. We expect funds for these expenditures to come from borrowings under our senior credit facility and cash generated internally. Construction began on our West Coast distribution facility in June 2000, and the facility is expected to become operational in the second quarter of next year. We completed operating-lease financing for this project in the second quarter of fiscal 2001.

     We may borrow up to a maximum of $330.0 million under our senior credit facility by utilizing funds available under the facility and other available lines of credit. Interest on borrowings under the senior credit facility is calculated at an applicable margin over LIBOR. The applicable margin, as well as the facility fee on the commitment amount, is based on the achievement of specified ranges of certain financial covenants. Currently, our interest on borrowings is equal to LIBOR plus 200 basis points, and the annual facility fee is equal to 50 basis points. As of October 28, 2000, we had $146.7 million of debt outstanding under the senior credit facility, not including $58.4 million of letters of credit.

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

     In June 2000, under the terms of the relationship, we made a cash investment of $6.5 million in IdeaForest, which, combined with our contribution of strategic assets, entitled us to a 28.5% ownership interest in IdeaForest, with the ability to increase our future ownership percentage through the vesting and exercise of warrants. The investment in IdeaForest is accounted for using the equity method.

Settlement of House of Fabrics Tax Liability

     During the third quarter of fiscal 2001, we settled a contingent income tax liability of $22.5 million assumed during the acquisition of House of Fabrics ("HOF"). The income tax contingency and accrued interest was recorded at $26.9 million as of the acquisition date. On October 20, 2000, this issue was settled with the Internal Revenue Service ("IRS") for $19.6 million ($14.7 million of tax liability and $4.9 million of accrued interest). Of this total settlement, $16.1 million of the liability was paid in the prior year in the form of a deposit payment (cash bond) to the IRS; the remaining $3.5 million was paid during the third quarter of fiscal 2001. As a result of the settlement of this liability, goodwill recorded in connection with the HOF acquisition was reduced by $8.2 million. We will reduce goodwill amortization on a prospective basis beginning in the fourth quarter of fiscal 2001.

SEASONALITY AND INFLATION

     Our business exhibits seasonality, which is typical for most retail companies. Our sales are much stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

     We believe that inflation has not had a significant effect on net sales or on net income. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     We are required to adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2002. Under the provisions of this statement, we will be required to record all derivatives on the balance sheet at fair value and to follow special accounting rules for the different types of hedges. We do not expect the implementation of this standard to have a material impact on our financial position or results of operations.

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




                                     JO-ANN STORES, INC.


DATE:  December 12, 2000             /S/ ALAN ROSSKAMM
                                     -------------------------
                                     By: Alan Rosskamm
                                         President and Chief Executive Officer

                                     /S/ BRIAN P. CARNEY
                                     -------------------------
                                     By: Brian P. Carney
                                         Executive Vice President and Chief
                                         Financial Officer

                               JO-ANN STORES, INC.
FORM 10-Q FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 28, 2000

                                  EXHIBIT INDEX


                                                                                          SEQUENTIAL
  EXHIBIT NO.                                DESCRIPTION                                    PAGE NO.
---------------    ----------------------------------------------------------------    -----------------

       10.1          Amendment No. 4 to Credit Agreement dated as of May 5, 1999               15
        27           Financial Data Schedule
