Form 10-K405
period 2001-02-03
JO-ANN STORES INC
filed 2001-05-04
CIK 34151

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
             TITLE OF CLASS                  ON WHICH REGISTERED
             --------------                 ---------------------
Class A Common Shares, Without Par Value   New York Stock Exchange
Class B Common Shares, Without Par Value   New York Stock Exchange

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     As of April 13, 2001, there were 9,512,449 Class A common shares and 8,806,211 Class B common shares outstanding and the aggregate market value of these common shares (based upon the closing price on April 12, 2001 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $51.5 million.

     Documents incorporated by reference:

     Portions of the following documents are or will be incorporated by reference:

        Proxy Statement for 2001 Annual Meeting of Shareholders -- Items 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Except as otherwise stated, the information contained in this report is given as of February 3, 2001, the end of our latest fiscal year. The words "Jo-Ann Stores, Inc.," "Jo-Ann Stores," "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Jo-Ann," "Registrant," "Company," "we," "our," and "us" refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2001 ended February 3, 2001).

ITEM 1. BUSINESS

     We are the largest national category-dominant retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. We were founded as a single retail store in 1943 and, as of February 3, 2001, we operated 949 Jo-Ann Fabrics and Crafts traditional stores in 49 states and 58 Jo-Ann etc superstores in 16 states. We serve the approximately 70% of U.S. households that engaged in crafts and hobbies during the past year by offering a large variety of competitively priced, high quality apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories, and floral and framing products.

     Our traditional stores primarily serve small and middle markets, and our superstores serve selected markets where traditional store performance and area demographics are favorable. Our traditional stores average 14,100 square feet. Over the past five years we have strategically relocated certain traditional stores, increasing average square footage per store and sales per square foot by approximately 15%. As a result, net sales per traditional store have increased to approximately $1.2 million over this period. In November 1995, we opened our first large format "category killer" superstore which offers an expanded and more comprehensive product assortment than our traditional stores. Our superstores average 46,300 square feet and in fiscal 2001, on a per store basis, generated more than four and one-half times the revenue and over 30% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for almost 20% of fiscal 2001 total net sales, present opportunities for future sales growth.

     Historically, we have grown and increased market share principally through existing store growth, new store openings and strategic acquisitions. In April 1998, we acquired House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. By September 1998, we successfully integrated, remerchandised and rebranded the former House of Fabrics stores.

STORES

     The following table shows our stores by type and state at February 3, 2001:

                       TRADITIONAL   SUPERSTORE   TOTAL                         TRADITIONAL   SUPERSTORE   TOTAL
                       -----------   ----------   -----                         -----------   ----------   -----
Alabama..............        3           --          3      Nebraska..........        6           --           6
Alaska...............        5           --          5      Nevada............        5            2           7
Arizona..............       16            3         19      New Hampshire.....       10           --          10
Arkansas.............        3           --          3      New Jersey........       16           --          16
California...........      116            3        119      New Mexico........        6           --           6
Colorado.............       15           --         15      New York..........       41            7          48
Connecticut..........       16            2         18      North Carolina....        9           --           9
Delaware.............        3           --          3      North Dakota......        4           --           4
Florida..............       53            5         58      Ohio..............       67            8          75
Georgia..............       12            5         17      Oklahoma..........        5           --           5
Idaho................        9           --          9      Oregon............       26           --          26
Illinois.............       46           --         46      Pennsylvania......       60           --          60
Indiana..............       31            1         32      Rhode Island......        3           --           3
Iowa.................       12           --         12      South Carolina....        2           --           2
Kansas...............       10            1         11      South Dakota......        2           --           2
Kentucky.............        5           --          5      Tennessee.........        3            3           6
Louisiana............        8           --          8      Texas.............       67           --          67
Maine................        5           --          5      Utah..............       14           --          14
Maryland.............       20            3         23      Vermont...........        4           --           4
Massachusetts........       26           --         26      Virginia..........       24           --          24
Michigan.............       53            7         60      Washington........       35            2          37
Minnesota............       21            5         26      West Virginia.....        6           --           6
Mississippi..........        2           --          2      Wisconsin.........       23           --          23
Missouri.............       12            1         13      Wyoming...........        2           --           2
                                                                                    ---           --       -----
Montana..............        7           --          7      Total.............      949           58       1,007
                                                                                    ===           ==       =====

     The following table reflects the number of stores opened, expanded or relocated, closed and acquired during each of the past five fiscal years:

                                                                         TOTAL
                                                          STORES IN     SQUARE
   FISCAL     STORES   EXPANDED OR   STORES    STORES    OPERATION AT   FOOTAGE
    YEAR      OPENED    RELOCATED    CLOSED   ACQUIRED     YEAR-END     (000'S)
   ------     ------   -----------   ------   --------   ------------   -------
    1997        13         37         (35)       --           914       11,612
    1998        24         42         (35)       --           903       12,119
    1999        31         26         (47)      171(1)      1,058       15,270
    2000        29         22         (61)       --         1,026       15,642
    2001        18          9         (37)       --         1,007       16,068

------------------------------

(1) In April 1998, we completed a merger with House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. Of the 261 stores acquired, 90 stores were consolidated with existing traditional stores. As a result, 171 net new units were added to the store base.

     During fiscal 2002, we expect to open 12 new superstores and to relocate 10 traditional stores. We have committed to leases for all but one of these 22 planned projects.

     Our new store opening costs depend on the building type, store size and general cost levels in the area. During fiscal 2001, we opened 2 new traditional stores, with an average square footage per store of 21,700 square feet. Our average net opening cost of these traditional stores was approximately $0.3 million per store, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new traditional store during fiscal 2001 was approximately $0.3 million. Also during fiscal 2001, we opened 16 superstores, with an average square footage per store of approximately 45,600 square feet. Our average net opening cost of these superstores was approximately $1.3 million per store, which included leasehold improvements, furniture, fixtures and equipment, and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new superstore in fiscal 2001 was approximately $0.9 million.

PRODUCT SELECTION

     Each of our stores offers a broad selection of softlines (apparel, craft and home decorating fabrics and notions) and hardlines (craft, seasonal, and home accessories and floral and framing merchandise).

     The following table shows our sales by principal product line as a percentage of total net sales:

                                                    FISCAL YEAR ENDED
                                        -----------------------------------------
                                        FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                           2001           2000           1999
                                        -----------    -----------    -----------
Principal product line:
  Softlines...........................       63%            64%            66%
  Hardlines...........................       37             36             34
                                            ---            ---            ---
          Total.......................      100%           100%           100%
                                            ===            ===            ===

     Our traditional stores have historically carried a full selection of softlines and a convenience assortment of hardlines. Our superstores offer a competitive assortment of merchandise in all of our product lines and have a more diversified sales mix. During fiscal 2001, 48% of superstore net sales was derived from softlines and 52% from hardlines.

Softlines

     We believe that we provide the most extensive offering of apparel, quilting, craft and home decorating fabrics and sewing-related products available to our customers. We offer the following softlines selection:

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

     We also sell patterns and a limited number of sewing machines. Our high volume stores offer a broader selection of sewing machines through leased departments with third parties, from whom we receive sublease income.

Hardlines

     Our superstores offer a full line of hardline products, while our traditional stores offer a convenience assortment. We offer the following hardlines selection:

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

     - framed art, photo albums and ready-made frames and, in superstores, full service framing departments with picture framing materials, including custom frames, mat boards, glass, backing materials and related supplies; and

     - floral products, including silk flowers, dried flowers, artificial plants sold separately or in ready-made and custom floral arrangements and a broad selection of accessories required for floral arranging and wreath making.

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

     During the fourth quarter of fiscal 2001, we commenced an inventory productivity initiative (the "SKU Reduction Initiative"), which entailed a thorough review of inventory investment and gross margin performance by item or stock-keeping unit ("SKU"). This analysis identified approximately 10,000 active items or approximately $60 million in merchandise, at cost, that we decided to discontinue. We will begin clearance programs in the second quarter of fiscal 2002 designed to aggressively clear this product. Our strategy for fiscal 2002 is to fund improved fill rates for our most productive items by eliminating investment in less-productive inventory. The SKU Reduction Initiative is an important step in this inventory productivity initiative.

     We believe the review process we completed in the fourth quarter for the SKU Reduction Initiative was thorough. We are committed to an ongoing disciplined, detailed review of our product mix. Although additional product may be targeted for reduction based on that analysis, we believe that the extent of such reduction decisions will be more comparable to what is normal course business practice in retailing.

MARKETING

     We rebranded all of our stores under the Jo-Ann name in September 1998 and began a national advertising campaign. Our proprietary mailing list includes more than three million preferred customers who have shopped with us in the past year. This allows us to efficiently reach our target market. Through our national advertising campaign and proprietary mailing list, we believe that we are able to create high impact, low cost marketing campaigns. We focus our advertising on direct mail circulars for our traditional stores. For our superstores, we supplement our direct mail advertising program with newspaper advertising. Our circulars and newspaper inserts feature numerous products offered at competitive prices and emphasize the wide selection of merchandise available in our stores.

     During fiscal 2001, we entered into a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), an online destination site for arts and crafts merchandise, creative ideas, advice and supplies. IdeaForest, which operates as an independent entity, brings online selling capability and enriched content and community features to our joann.com website. IdeaForest is responsible for all content and technology support to the joann.com website. We provide product to the site, with customer fulfillment and service being handled by IdeaForest. Our website is currently the number one visited arts and crafts site based on unique monthly visitors.

PURCHASING

     We have numerous competitive domestic and international sources of supply available for each category of merchandise that we sell. During fiscal 2001, approximately 80% of our purchases were sourced domestically and 20% were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our corporate office, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represents more than four percent of our purchasing volume and the top ten suppliers represent less than 20% of our total purchasing volume. We currently utilize more than 1,100 suppliers, with the top 200 representing more than 80% of our purchasing volume.

LOGISTICS

     As of the end of fiscal 2001, we operated one owned distribution center in Hudson, Ohio, which ships products to all of our stores on a weekly basis. During fiscal 2001, approximately 80% of the merchandise sold in a traditional store and 70% of the merchandise sold in a superstore were handled through this distribution center with the remainder shipped directly from our vendors. During the past three years, we have also utilized a contract warehouse in Southern California to distribute seasonal product directly to stores.

     During January 2001, construction was completed on a new 630,000 square foot West Coast distribution center located on an 80-acre site in Visalia, California. We began shipping product from this facility to approximately 80 stores in April 2001, and we expect to be fully operational and shipping product to more than 300 stores by the end of July 2001. The new facility will ultimately serve all of our stores west of the Mississippi, or more than 30% of our store base. The cost of construction and equipment for this project is approximately $45 million. Later in fiscal 2002, we expect to exit the Southern California contract warehouse after we are fully transitioned to our Visalia distribution center.

     We transport merchandise from our distribution centers to our stores utilizing contract carriers. Some merchandise is transported to 31 regional "hubs" and repacked for local delivery. We do not own either the regional hubs or the local delivery vehicles. We expect that the number of regional hubs we will utilize in the future will be reduced as a result of the Visalia distribution center. When fully operational, use of the Visalia distribution center, in conjunction with the Hudson distribution center, will allow us to distribute product directly to over 80% of our store base without use of regional hubs.

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

     Store Management. Traditional stores have approximately three full-time team members and 10 to 15 part-time team members, while superstores typically have approximately 15 full-time team members and 35 to 40 part-time team members. Store team leaders are compensated with a base salary plus a bonus which is tied to quarterly store sales and annual store profit. The average tenure of our store team leaders is approximately seven years.

     Traditional store team leaders are typically promoted from a group of top performing sales team members, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leaders have been staffed from within or externally, generally with individuals who have previous experience in managing "big-box" retail concepts.

     Each store is under the supervision of a district team leader who reports to a regional vice president. Our human resource department and field training department are responsible for recruiting and training new store team leaders. Our prospective store team leaders are assigned to one of our existing stores as management-trainees for several weeks where they receive in-depth on-the-job training. In addition, quarterly training seminars are conducted for existing store team leaders and orientation and training programs are conducted for new store team members.

INFORMATION TECHNOLOGY

     We believe we have employed industry leading information technology in our stores. Our point of sale register transactions are polled nightly and our point of sale system is interfaced into both our financial and merchandising systems. We utilize point of sale registers and scanning devices to record the sale of merchandise at a SKU level at the stores. We also utilize hand-held radio frequency terminals for a variety of store tasks including price look-up, ordering and fabric sales processing.

     Information obtained from item-level scanning through our point of sale system enables us to identify important trends to assist in managing inventory by facilitating the elimination of less profitable SKUs, increasing the in-stock level of more popular SKUs, analyzing product margins and generating data for advertising cost/benefit evaluations. We also believe that our point of sale system allows us to provide better customer service by increasing the speed and accuracy of register check out, enabling us to more rapidly restock merchandise and efficiently re-price sale items.

     In March 2000, we went live on the retail portion of our fully integrated enterprise-wide system ("SAP Retail System"). The completion of the retail portion of this project merged all of our financial, merchandise, and retail systems and linked business processes on a single software platform. During fiscal 2001, we experienced operating difficulties stemming from the implementation of the SAP Retail System, resulting in out-of-stock conditions on key basic products while being overstocked on slower selling products. We are currently working on restoring inventory to appropriate levels, as well as realizing the replenishment and forecasting benefits of the SAP Retail System. The total cost of the SAP Retail System, including expenses, was approximately $33 million and is being amortized over five years.

STATUS OF PRODUCT OR LINE OF BUSINESS

     During fiscal 2001, there has been no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

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

CUSTOMER BASE

     We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2001, no one store accounted for more than one percent of total sales.

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

     We have one direct national competitor in the fabric and craft segments of the industry, with the balance of the competitors being regional and local operators. We believe that there are only a few competitors with fabric or crafts sales exceeding $200 million annually. We believe that we have several advantages over most of our smaller competitors, including:

     - purchasing power;

     - ability to support an efficient nationwide distribution; and

     - the financial resources to execute our strategy and capital investment needs going forward.

RESEARCH AND DEVELOPMENT

     During the three fiscal years ended February 3, 2001, we have not incurred any material expense for research activities relating to the development of new products or services or the improvement of existing products or services.

ENVIRONMENTAL DISCLOSURE

     We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

EMPLOYEES

     As of February 3, 2001, we had approximately 22,300 full and part-time employees, of which 21,000 worked in our stores, 450 were employed in our Hudson distribution center, 120 were employed in the Visalia distribution center and the balance held corporate and administrative positions. The number of part-time employees is substantially higher during the Christmas selling season. We believe our employee turnover is below average for retailers primarily because our stores are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 66% of our employees work part-time.

     The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson distribution center. Our current contract expires in May 2001. Negotiations are currently underway to extend the union contract. We believe that our relations with our employees and the union are good.

FOREIGN OPERATIONS AND EXPORT SALES

     In fiscal 2001, we purchased approximately 20% of our products directly from manufacturers located in foreign countries. We currently use suppliers located in Hong Kong, China and Taiwan. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. If we underestimate consumer demand, we may not be able to fill orders on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a long period of time or to reduce selling prices in order to clearance excess inventory at the end of a selling season. We do not have long-term contracts with any manufacturers, and none of our suppliers manufacture products for us exclusively.

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

ITEM 2. PROPERTIES

     Our store support center and Hudson distribution center are located in an approximately 1.4 million square foot facility on approximately 105 acres in Hudson, Ohio. We own both the facility and the real estate. The distribution center occupies approximately 1.1 million square feet and the remainder is used as our store support center and a superstore. In addition, we own approximately 77 acres of land adjacent to our Hudson, Ohio facility.

     During January 2001, we completed construction on a 630,000 square foot West Coast distribution center on an 80-acre site located in Visalia, California. The construction was financed through a synthetic lease facility. This property is owned by us.

     The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases, generally with initial terms of five to ten years and renewal options for up to 20 years. Certain retail store leases contain escalation clauses and contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended February 3, 2001, we incurred $140.2 million of rental expense and common area maintenance for store locations.

     As of February 3, 2001, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

                                                                      NUMBER OF
                  YEAR LEASE TERMS EXPIRE                            STORE LEASES
                  -----------------------                            ------------
Month-to-month..............................................               21
2002........................................................               43
2003........................................................               37
2004........................................................               22
2005........................................................               16
2006........................................................               18
Thereafter..................................................              849
                                                                        -----
          Total.............................................            1,006
                                                                        =====

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

     In February 1997, we settled enforcement proceedings brought by the U.S. Securities and Exchange Commission ("SEC") involving our financial statements for the fiscal year ended February 1, 1992, the use of those statements in connection with the sale in March 1992 of our 6 1/4% Convertible Subordinated Debentures due 2002 (subsequently redeemed in June 1997), our financial statements for the first three quarters of fiscal 1993, and the adequacy of certain disclosures relating to such periods. The principal allegation was that we materially overstated earnings for such periods because of the manner in which we calculated one of our inventory-related reserves, thereby allegedly violating certain federal securities laws, including provisions regarding anti-fraud, reporting, internal controls and books and records. The accounting and disclosure issues that were raised are not related to any current period, and no current accounting policies or financial statements were in question. At the same time as the settlement, the SEC filed a civil action against us and our former chief financial officer and our former controller in the United States District Court for the District of Columbia. Without admitting or denying the allegations, we consented to the entry of an order enjoining us from violations of the federal securities laws and agreed to pay $3.3 million in settlement of the action against us.

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

     In February 2000, the former chief financial officer and the former controller, without admitting or denying the allegations, consented to the entry of an order enjoining them from violations of the federal securities laws and agreed to pay $0.2 million in settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during our fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is set forth pursuant to Item 401(b) of Regulation S-K.

     Our executive officers are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Alan Rosskamm.............................  51     Chairman of the Board, President and Chief
                                                   Executive Officer
David Bolen...............................  49     Executive Vice President, Merchandising
Brian Carney..............................  40     Executive Vice President, Chief Financial
                                                   Officer
Michael Edwards...........................  40     Executive Vice President, Operations
Rosalind Thompson.........................  51     Executive Vice President, Human Resources
Debra Walker..............................  44     Executive Vice President, Marketing and E-
                                                   Commerce

     Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our company for more than five years. He is a member of one of the two founding families of our company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women's apparel retailer.

     David Bolen has been Executive Vice President, Merchandising, of our company since March 2001. He was Executive Vice President, Stores and Business Development from December 1998 to March 2001. He was Executive Vice President, Business Development from August 1997 to December 1998 and Senior Vice President, General Manager Jo-Ann etc from March 1997 to August 1997. Prior to joining our company, he was Executive Vice President-Operations of Michaels Stores, Inc. from July 1994 to August 1996.

     Brian Carney has been Executive Vice President, Chief Financial Officer of our company since October 1997. Prior to joining our company, he was Senior Vice President-Finance from May 1996 to August 1997, and Vice President and Controller from June 1992 to May 1996, of Revco D.S., Inc. (a retail drugstore chain acquired by CVS Corporation in 1997).

     Michael Edwards was named Executive Vice President, Operations of our company in March 2001 and assumed his responsibilities in April 2001. Prior to joining our company, Mr. Edwards was Executive Vice President, Merchandising and Chief Marketing Officer of West Marine, Inc. from June 1999 to March 2001. He was Vice President, General Merchandise Manager of Goldsmith LP from September 1998 to May 1999. Prior to that, Mr. Edwards was with CompUSA from 1990 to 1998 where he served as Senior Vice President of Merchandising and Senior Vice President of Operations during his tenure.

     Rosalind Thompson has been Executive Vice President, Human Resources of our company since December 1999. She was previously Senior Vice President, Human Resources from March 1992 to December 1999.

     Debra Walker has been Executive Vice President, Marketing and E-Commerce of our company since June 2000. She was a member of our Board of Directors from August 1998 to June 2000. Prior to joining our company, she was Executive Vice President and Chief Marketing Officer and co-founder of iCARumba, Inc., an on-line auto services site from August 1999 to May 2000. She was previously Vice President and Chief Information Officer from March 1997 to July 1999 and Vice President-Retail responsible for the operation of all retail stores from February 1995 to March 1997, of The Goodyear Tire and Rubber Company, where she had been employed since 1979.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Class A and Class B common shares are traded on the New York Stock Exchange under the ticker symbols JAS.a and JAS.b, respectively. The number of Class A and Class B common shareholders of record as of April 13, 2001 were 710 and 663, respectively.

     The quarterly high and low closing stock prices for fiscal 2001 and 2000 are presented in the table below:

                                                           CLASS A               CLASS B
                                                        COMMON SHARES         COMMON SHARES
                                                      ------------------    ------------------
                                                       HIGH        LOW       HIGH        LOW
                                                       ----        ---       ----        ---
Fiscal 2001:
February 3, 2001....................................  $ 7.188    $ 5.500    $ 5.375    $ 3.688
October 28, 2000....................................    7.500      6.188      7.188      5.125
July 29, 2000.......................................    9.500      6.938      8.688      7.063
April 29, 2000......................................   10.313      8.063     10.000      6.000

Fiscal 2000:
January 29, 2000....................................  $14.250    $ 9.563    $13.000    $ 9.625
October 30, 1999....................................   14.688     12.438     12.688     11.313
July 31, 1999.......................................   17.250     12.375     13.000     11.750
May 1, 1999.........................................   17.125     13.188     12.875     10.625

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected financial data for each of the ten years ending February 3, 2001, as restated for the change from the last-in, first-out inventory method to the first-in, first-out inventory method, as discussed in Note 2 to the financial statements. The selected financial data was derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto, and other financial data that we have filed with the U.S. Securities and Exchange Commission.

                                                                      FISCAL YEARS ENDED
                             ----------------------------------------------------------------------------------------------------
                              FEB 3,    JAN 29,    JAN 30,    JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,   JAN 30,   FEB 1,
                             2001(a)      2000       1999      1998     1997(a)    1996      1995      1994      1993      1992
                             --------   --------   --------   -------   -------   -------   -------   -------   -------   -------
                                                (Millions of dollars, except share, per share and store data)
OPERATING RESULTS:
Net sales..................  $1,483.3   $1,381.5   $1,242.9   $ 975.0   $929.0    $ 834.6   $ 677.3   $ 582.1   $ 574.1   $ 442.0
Total sales percentage
  increase.................       7.4%      11.2%      27.5%      5.0%    11.3%      23.2%     16.4%      1.4%     29.9%     19.9%
Same-store sales percentage
  increase.................       1.3%       4.5%       3.5%      3.8%     7.5%       3.0%      1.0%      4.4%      7.6%     11.9%
Gross margin...............     645.1      633.2      564.0     441.5    412.1      378.5     299.3     251.6     244.2     208.9
Selling, general and
  administrative
  expenses.................     589.2      533.8      476.7     363.1    340.9      319.9     257.2     223.4     221.2     171.8
Non-recurring charge.......        --         --       25.1        --       --         --        --        --        --        --
Depreciation and
  amortization.............      38.3       32.0       27.7      21.7     21.2       18.2      14.0      12.0      10.1       5.5
Operating profit...........      17.6       67.4       34.5      56.7     50.0       40.4      28.1      16.2      12.9      31.6
Interest expense...........      29.0       26.2       12.5       5.9     10.6       12.0       8.4       5.6       5.5       2.9
Income (loss) from
  continuing operations
  before income taxes......     (11.4)      41.2       22.0      50.8     39.4       28.4      19.7      10.6       7.4      28.7
Income tax provision
  (benefit)................      (4.3)      15.6        8.6      19.1     14.8       10.6       7.6       3.9       2.8      10.3
Income (loss) from
  continuing operations....      (7.1)      25.6       13.4      31.7     24.6       17.8      12.1       6.7       4.6      18.4
Losses from extraordinary
  items/discontinued
  operations...............        --         --         --      (1.1)      --         --        --      (4.8)     (1.0)     (0.6)
Equity and asset impairment
  losses of minority
  investment...............      (6.5)        --         --        --       --         --        --        --        --        --
Net income (loss)..........     (13.6)      25.6       13.4      30.6     24.6       17.8      12.1       1.9       3.6      17.8
EBITDA (b) (c).............  $   55.9   $   99.4   $   87.3   $  78.4   $ 71.2    $  58.6   $  42.1   $  28.2   $  23.0   $  37.1
                             ----------------------------------------------------------------------------------------------------
PER SHARE DATA (d):
Net income (loss) from
  continuing operations --
  diluted..................  $  (0.75)  $   1.38   $   0.67   $  1.59   $ 1.26    $  0.91   $  0.65   $  0.35   $  0.24   $  1.00
Average shares
  outstanding -- diluted
  (000's)..................    18,041     18,583     19,904    20,592   21,216     19,293    18,749    18,877    19,263    18,398
Book value.................  $  13.67   $  14.54   $  13.10   $ 12.31   $10.59    $  9.27   $  8.25   $  8.16   $  7.99   $  7.75
Shares outstanding, net of
  treasury shares
  (000's)..................    18,207     17,845     19,012    18,767   17,921     18,486    18,398    18,194    18,555    18,584
                             ----------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Inventories................  $  451.0   $  442.5   $  404.0   $ 278.9   $280.6    $ 322.6   $ 274.7   $ 223.8   $ 223.2   $ 185.9
Current assets.............     505.8      497.9      480.1     312.3    308.7      351.8     315.8     247.1     242.0     211.2
Property, equipment and
  leasehold improvements,
  net......................     190.2      194.7      164.0     110.0     94.6      102.0      84.1      75.6      77.9      54.6
Current liabilities........     223.5      208.1      209.2     164.8    141.2      129.2     127.5      80.2      93.6      97.8
Long-term debt.............     240.0      245.2      182.5      24.7     72.1      155.5     127.0     102.5     104.1      40.1
Shareholders' equity.......  $  248.8   $  259.4   $  249.0   $ 231.1   $189.8    $ 171.4   $ 151.8   $ 148.4   $ 148.2   $ 144.1
                             ----------------------------------------------------------------------------------------------------

                                                                      FISCAL YEARS ENDED
                             ----------------------------------------------------------------------------------------------------
                              FEB 3,    JAN 29,    JAN 30,    JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,   JAN 30,   FEB 1,
                             2001(a)      2000       1999      1998     1997(a)    1996      1995      1994      1993      1992
                             --------   --------   --------   -------   -------   -------   -------   -------   -------   -------
                                                (Millions of dollars, except share, per share and store data)
STATISTICS AND OTHER
  FINANCIAL INFORMATION:
Operating income percent of
  sales (c)................       1.2%       4.9%       4.8%      5.8%     5.4%       4.8%      4.1%      2.8%      2.2%      7.1%
EBITDA percent of sales
  (c)......................       3.8%       7.2%       7.0%      8.0%     7.7%       7.0%      6.2%      4.8%      4.0%      8.4%
Return on average assets
  (e)......................      (1.0)%      3.6%       5.1%      7.4%     5.5%       4.0%      3.2%      1.9%      1.4%      7.5%
Return on average equity
  (e)......................      (2.8)%     10.1%      12.0%     15.1%    13.6%      11.0%      8.1%      4.5%      3.1%     16.5%
Capital expenditures.......  $   35.9   $   67.4   $   75.1   $  36.6   $ 13.2    $  34.7   $  11.7   $   8.5   $  32.3   $  18.5
Long-term debt to total
  capitalization...........      49.1%      48.6%      42.3%      9.7%    27.5%      47.6%     45.6%     40.9%     41.3%     21.8%
Ratio of EBITDA to interest
  expense (times)..........       1.9        3.8        7.0      13.3      6.7        4.9       5.0       5.0       4.2      12.8
Ratio of debt to EBITDA
  (times)..................       4.3        2.5        2.1       0.3      1.0        2.7       3.0       3.6       4.5       1.1
                             ----------------------------------------------------------------------------------------------------
STORE INFORMATION:
Number of traditional
  stores...................       949        984      1,034       896      913        935       964       655       693       664
Number of etc
  superstores..............        58         42         24         7        1          1        --        --        --        --
                             ----------------------------------------------------------------------------------------------------
Total store count..........     1,007      1,026      1,058       903      914        936       964       655       693       664
Traditional stores total
  square footage (000's)...    13,381     13,685     14,144    11,794   11,566     11,476    11,424     7,481     7,376     5,890
etc superstores total
  square footage (000's)...     2,687      1,957      1,126       325       46         46        --        --        --        --
                             ----------------------------------------------------------------------------------------------------
Total stores square footage
  (000's)..................    16,068     15,642     15,270    12,119   11,612     11,522    11,424     7,481     7,376     5,890

---------------

(a) 53-week year.

(b) Earnings before interest, taxes, depreciation and amortization.

(c) Fiscal 1999 excludes a $25.1 million non-recurring charge recorded in connection with the acquisition of House of Fabrics.

(d) The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as a two-for-one stock split.

(e) Calculated based on income from continuing operations. Fiscal 1999 excludes the non-recurring charge, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the largest national category-dominant retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann etc superstores) feature a variety of competitively priced merchandise -- from apparel, crafts and home decorating fabrics and notions to crafts, seasonal and home accessories, and floral and framing products. As of February 3, 2001, we operated 1,007 stores in 49 states (949 traditional stores and 58 superstores).

     Our traditional stores average approximately 14,100 square feet. Over the past five years, we have strategically relocated certain traditional stores, increasing average square footage per store and sales per square foot by approximately 15%. As a result, net sales per traditional store have increased to approximately $1.2 million over this period. In November 1995, we opened our first large format "category killer" superstore, which offers an expanded and more comprehensive product assortment than our traditional stores. Our superstores average 46,300 square feet and in fiscal 2001, on a per-store basis, generated more than four and one-half times the revenue and over 30% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for almost 20% of fiscal 2001 total net sales, present opportunities for future sales growth.

     In March 1998, we acquired House of Fabrics, Inc., a retail chain operating predominantly on the West Coast. Operating results of the House of Fabrics stores have been included in our results of operations since the date of the acquisition. The acquisition was accounted for using the purchase method of accounting.

     Over the past three years, we have invested heavily in our infrastructure, primarily in the areas of systems and logistics, which in turn has resulted in higher debt levels and interest expense. This infrastructure spending was required in order to improve our efficiency and to build the necessary platform for continued future store growth. In fiscal 2000, we improved our operating performance but our net earnings declined due to the increased interest expense. The construction of our West Coast distribution center, located in Visalia, California, and the implementation of our fully integrated enterprise-wide system ("SAP Retail System") were substantially completed during fiscal 2001, with relatively minor capital expenditures required thereafter to complete the investments. In fiscal 2001, we experienced difficulty with the implementation of the SAP Retail System, resulting in out-of-stock conditions on key basic products while being overstocked on slower selling products. As a result, sales were negatively impacted which hurt our operating performance.

     Due to our recent earnings trends and the weak retail economic environment that currently exists, our strategy has shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. We plan to implement this strategy by:

     - slowing new store growth to maximize free cash flow;

     - getting our stores back in-stock while reducing overall inventory levels;

     - opening our new West Coast distribution center on time and on budget without disruption to the business; and

     - challenging all aspects of our existing business to focus on execution and to improve our operating discipline.

     We expect to limit the growth of our superstore concept to the 12 store openings to which we have committed for fiscal 2002. During the fourth quarter of fiscal 2001, we recognized one-time pretax charges of $29.7 million related to store closings and inventory productivity initiatives. We have made significant and necessary improvements to our infrastructure; we are now poised to begin to realize the benefits from these investments. By focusing our attention on the productivity of our existing store base, improving our inventory management processes, and managing our capital spending tightly, we expect to reduce inventory and debt levels in fiscal 2002 and beyond. However, we currently expect operating results for the first three quarters of fiscal 2002 to be below that of the prior year and do not expect to show improved results until the fourth quarter due to the recent economic downturn, lingering effects of our out-of-stock situation, higher store expenses and higher distribution costs related to the transition to our new Visalia distribution center.

RESULTS OF OPERATIONS

     The following table sets forth certain financial information from our audited consolidated statements of operations expressed as a percentage of net sales and should be read in conjunction with our consolidated financial statements and related notes thereto.

                                                          PERCENTAGE OF NET SALES
                                                --------------------------------------------
                                                             FISCAL YEARS ENDED
                                                --------------------------------------------
                                                FEB 3, 2001     JAN 29, 2000    JAN 30, 1999
                                                ------------    ------------    ------------
Net sales...................................       100.0%          100.0%          100.0%
Cost of sales...............................        56.5(a)         54.2            54.6
                                                   -----           -----           -----
Gross margin................................        43.5            45.8            45.4
Selling, general and administrative
  expenses..................................        39.7(b)         38.6            38.4
Depreciation and amortization...............         2.6             2.3             2.2
Non-recurring charge........................          --              --             2.0
                                                   -----           -----           -----
Operating profit............................         1.2             4.9             2.8
Interest expense............................         2.0             1.9             1.0
                                                   -----           -----           -----
Income (loss) before income taxes...........        (0.8)            3.0             1.8
Income tax provision (benefit)..............        (0.3)            1.1             0.7
                                                   -----           -----           -----
Net income (loss) before equity loss........        (0.5)            1.9             1.1
Equity and asset impairment losses of
  minority investment.......................        (0.4)             --              --
                                                   -----           -----           -----
Net income (loss)...........................        (0.9)%           1.9%            1.1%
                                                   =====           =====           =====

---------------

(a) Includes $23.0 million charge, or 1.6% of sales, related to the SKU Reduction Initiative (as defined below).

(b) Includes $6.7 million charge, or 0.5% of sales, related to 42 stores identified for closing in fiscal 2002.

COMPARISON OF THE 53 WEEKS ENDED FEBRUARY 3, 2001 AND THE 52 WEEKS ENDED JANUARY 29, 2000

     Our results for the year were a major disappointment. Sales performance suffered due to the weak economic environment, experienced in the second half of fiscal 2001, and the out-of-stock problems that we encountered as a result of difficulties in implementing our SAP Retail System. We went live on this system in March 2000 after a two-year installation period. As a result of the sales softness, our operating performance deteriorated from the prior year. Coupled with charges for the "SKU Reduction Initiative" (defined below), store closings and equity and asset impairment losses from our joint venture with IdeaForest.com, Inc. ("IdeaForest"), all discussed in further detail below, we recorded a net loss for fiscal 2001 of $13.6 million, or $0.75 per diluted share, versus prior year net income of $25.6 million, or $1.38 per diluted share.

     Net sales. Net sales for fiscal 2001 were $1,483.3 million compared with $1,381.5 million in fiscal 2000, an increase of $101.8 million, or 7.4%. Fiscal 2001 was a 53-week year. Excluding the 53rd week, sales increased 5.7% over fiscal 2000. Same-store sales increased 1.3% for fiscal 2001 over fiscal 2000, our worst same-store sales performance in six years. Same-store sales increased 4.5% for fiscal 2000 over fiscal 1999. Same-store sales on a comparable week basis accounted for $17.0 million of the overall sales increase, and the 53rd week accounted for $22.6 million of the overall increase. The majority of the sales increase was due to the increase in the number of superstores in operation. We operated 58 superstores at February 3, 2001 compared with 42 superstores at January 29, 2000.

     Gross margin. Gross margin for fiscal 2001 was $645.1 million compared with $633.2 million in fiscal 2000. As a percentage of net sales, fiscal 2001 gross margin was 43.5% compared with 45.8% in the prior year, a decrease of 230 basis points. Approximately 160 basis points of this decrease was due to a

$23.0 million charge for the estimated write-down below cost of approximately $60 million of inventory that has been identified for discontinuance as part of an inventory productivity initiative (the "SKU Reduction Initiative"). Excluding this charge, gross margin decreased 70 basis points from fiscal 2000, resulting primarily from lower realized gross margins on the softlines side of our business, due to fourth quarter clearance markdowns in our apparel and craft fabric categories.

     During the fourth quarter of fiscal 2001, we commenced the SKU Reduction Initiative which entailed a thorough review of inventory investment and gross margin performance by item or stock-keeping unit ("SKU"). This analysis identified approximately 10,000 active items that we decided to discontinue. We will begin clearance programs in the second quarter of fiscal 2002 designed to aggressively clear this product.

     The analysis performed in connection with the SKU Reduction Initiative was conducted utilizing new measurement capabilities made available to us from our SAP Retail System. While the conversion to the SAP Retail System has been difficult, we are beginning to extract very useful analytical data that is changing the way we manage our business. Our strategy for fiscal 2002 is to fund improved fill rates for our most productive items by eliminating investment in less-productive inventory. The SKU Reduction Initiative is an important step in this inventory productivity initiative.

     Even though we took a charge in the fourth quarter of fiscal 2001 to reserve for the estimated portion of product that we will sell below cost, liquidating this inventory at reduced selling prices is expected to put pressure on overall realized gross margins in fiscal 2002.

     We believe the review process we completed in the fourth quarter for the SKU Reduction Initiative was thorough. We are committed to an ongoing disciplined, detailed review of our product mix. Although additional product may be targeted for reduction based on that analysis, we believe that the extent of such reduction decisions will be more comparable to what is normal course business practice in retailing.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $589.2 million in fiscal 2001 compared with $533.8 million in fiscal 2000. As a percentage of sales, SG&A expenses increased 110 basis points, to 39.7%, compared with 38.6% in fiscal 2000. Approximately 45 basis points of this increase is due to the $6.7 million charge for 42 stores identified for closing in fiscal 2002. These expenses consist primarily of the cost of reducing store fixed assets and leasehold improvements to realizable value and accruing for any remaining closed store rent liability under the non-cancelable lease agreements. The remaining expense increase, as a percentage of sales, was due to a loss in store expense leverage, primarily in store payroll as modest same-store sales increases were not sufficient to offset inflationary pressure in the average wage rate we paid to our store team members. We expect this loss in store payroll expense leverage to continue in fiscal 2002 if we are not able to improve the level of our same-store sales performance from fiscal 2001.

     We review the productivity of our store base on an ongoing basis and are very active in managing our real estate and preserving flexibility in our lease terms. As a result, there are very few stores in operation that are not cash flow positive on a "four-wall" contribution basis. In addition, despite an aggressive store rationalization policy, pursuant to which we have closed over 230 stores in the last three years, we are only paying rent on 16 store locations where we have not yet obtained a sublease tenant or executed a lease termination.

     Nevertheless, in addition to the 42 identified store closings for fiscal 2002, we are currently analyzing the relative contribution of each of our stores on a stand-alone basis, after considering the assets and incremental overhead costs deployed to operate that location. We expect to complete that analysis in the next three to six months, and based on the results of that analysis, we may initiate additional store closings.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2001 was $38.3 million compared with $32.0 million in fiscal 2000, an increase of $6.3 million. We began depreciating the cost of our SAP Retail System in April 2000, adding approximately $4.0 million in incremental depreciation expense for fiscal 2001. The remaining increase in depreciation expense was primarily due to the growth of the superstores, as we bring new, larger stores online and close older, largely depreciated locations.

     Operating profit. Operating profit for fiscal 2001 was $17.6 million, compared with $67.4 million in fiscal 2000, a decrease of $49.8 million. Excluding the $29.7 million in charges associated with the SKU Reduction Initiative and the 42 store closings identified for fiscal 2002, operating profit was $47.3 million for the year.

     Interest expense. Interest expense for fiscal 2001 was $29.0 million compared with $26.2 million in fiscal 2000, an increase of $2.8 million. The increase was attributable both to a higher average borrowing rate on our revolving credit facility, tied to increases in the LIBOR rate, as well as the completion of our 10 3/8% $150.0 million senior subordinated debt issue. This debt issue was completed at the end of the first quarter of fiscal 2000 and added $1.7 million of incremental interest expense for the full year comparison.

     Income taxes. An effective income tax rate of 38.0% was recognized for both fiscal 2001 and fiscal 2000.

     Equity and asset impairment losses of minority investment. During fiscal 2001, we invested $6.5 million in IdeaForest to form a strategic relationship for e-commerce. During fiscal 2001, we recognized equity losses of $3.2 million, representing our 28.5% share of IdeaForest's net operating losses. During the fourth quarter of fiscal 2001, we reduced the carrying value of this investment to zero, as discussed further under the caption "Minority Investment" under "Liquidity and Capital Resources" below.

     Net income (loss). Net loss during fiscal 2001 was $13.6 million compared with net income of $25.6 million in fiscal 2000.

COMPARISON OF THE 52 WEEKS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999

     Net sales. Net sales for fiscal 2000 were $1,381.5 million compared with $1,242.9 million in fiscal 1999, an increase of $138.6 million, or 11.2%. Same-store sales accounted for $48.1 million or approximately 35% of this increase. Same-store sales increased 4.5% for fiscal 2000 over fiscal 1999 while same-store sales increased 3.5% for fiscal 1999 over fiscal 1998. The balance of the increase was primarily due to the increase in the number of superstores in operation. At January 29, 2000, 42 superstores were in operation compared with 24 superstores at January 30, 1999.

     Gross margin. Gross margin for fiscal 2000 was $633.2 million compared with $564.0 million in fiscal 1999, an increase of $69.2 million. As a percentage of net sales, fiscal 2000 gross margin was 45.8%, an increase of 40 basis points from fiscal 1999. The margin rate improvement resulted from improvements in our point of sale margin rate. This improvement was the result of earlier sell-through on seasonal products, a less promotional stance in the second half of fiscal 2000 and an improved margin in the House of Fabrics stores, which were in the process of stock reduction during fiscal 1999.

     Selling, general and administrative expenses. SG&A expenses, excluding the non-recurring charge recorded in fiscal 1999, were $533.8 million in fiscal 2000 compared with $476.7 million in fiscal 1999, an increase of $57.1 million. SG&A expenses as a percentage of net sales were 38.6% in fiscal 2000 compared with 38.4% in fiscal 1999, an increase of 20 basis points. The increase, as a percentage of sales, was due to higher store expenses, resulting primarily from higher store payroll costs to handle increased product flow.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2000 was $32.0 million compared with $27.7 million in fiscal 1999, an increase of $4.3 million. This increase was due to higher capital expenditure levels in recent years.

     Non-recurring charge. During fiscal 1999, we recorded a pretax non-recurring charge of $25.1 million related to the House of Fabrics acquisition. This charge consisted of write-downs of previously owned assets affected by the acquisition to estimated net realizable value, the cost of operating duplicate corporate facilities during the six-month transition period following the acquisition, and costs associated with the remerchandising of the acquired stores. The total cash costs included in the non-recurring charge were approximately $15.9 million.

     Operating profit. Operating profit for fiscal 2000 was $67.4 million, compared with $34.5 million in fiscal 1999, an increase of $32.9 million, or 95.4%. Excluding the non-recurring charge incurred in fiscal

1999, operating profit increased $7.8 million or 13.1%. As a percentage of sales, operating profit increased slightly from 4.8% in fiscal 1999 to 4.9% in fiscal 2000.

     Interest expense. Interest expense for fiscal 2000 was $26.2 million compared with $12.5 million in fiscal 1999, an increase of $13.7 million. The increase was due to higher debt levels resulting from, among other things, the House of Fabrics acquisition, and related working capital expenditures, capital expenditures, and increased inventory levels.

     Income taxes. Income taxes during fiscal 2000 were $15.6 million compared with $8.6 million in fiscal 1999, an increase of $7.0 million. The effective income tax rate was 38.0% for fiscal 2000 compared to 39.0% for fiscal 1999. The effective tax rate decreased due to a lower effective state tax rate and federal tax credits related to our participation in various government hiring programs.

     Net income. Net income during fiscal 2000 was $25.6 million compared with $13.4 million in fiscal 1999, an increase of $12.2 million, or 91.0%. Excluding the after-tax effect of the non-recurring charge recorded in fiscal 1999, net income in fiscal 1999 would have been $28.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2001 Cash Flows

     Cash, including temporary cash investments, decreased $3.9 million during fiscal 2001 to $17.5 million as of February 3, 2001.

     Net cash provided by operating activities was $39.0 million in fiscal 2001, compared with $27.7 million in fiscal 2000. Excluding the charges for the SKU Reduction Initiative and the 42 stores identified for closing in fiscal 2002, cash generated by operations in fiscal 2001, before working capital items, totaled $58.4 million, a decrease of $13.4 million from the $71.8 million generated during fiscal 2000. Excluding the amounts for the SKU Reduction Initiative and the 42 stores identified for closing in fiscal 2002, working capital used $19.4 million of cash in fiscal 2001 versus $44.1 million of cash in fiscal 2000, primarily due to an improved level of payables support in fiscal 2001.

     Net cash used for investing activities for fiscal 2001 totaled $40.7 million compared with $66.0 million in fiscal 2000. Capital expenditures were $35.9 million during fiscal 2001 versus $67.4 million in fiscal 2000 and are discussed further under the caption "Capital Expenditures." In addition, we invested $6.5 million in IdeaForest.com, which is discussed below under "Minority Investment."

     Net cash used for financing activities during fiscal 2001 was $2.2 million, primarily related to a decrease in net borrowings under the prior senior credit facility of $5.2 million.

Settlement of House of Fabrics Tax Liability

     During the third quarter of fiscal 2001, we reached a final settlement on a contingent income tax liability of $22.5 million (discussed in Note 4 to the consolidated financial statements) assumed during the acquisition of House of Fabrics. The income tax contingency and accrued interest was recorded at $26.9 million as of the acquisition date. On October 20, 2000, this issue was settled with the Internal Revenue Service ("IRS") for $19.6 million ($14.7 million of tax liability and $4.9 million of accrued interest). Of this total settlement, $16.1 million of the liability was paid in fiscal 2000 in the form of a deposit payment (cash bond) to the IRS. The remaining $3.5 million was paid during the third quarter of fiscal 2001. Due to the settlement of this liability, goodwill recorded at the acquisition date was reduced by $8.2 million. We reduced goodwill amortization on a prospective basis beginning in the fourth quarter of fiscal 2001.

Minority Investment

     On June 6, 2000, we announced the formation of a strategic relationship with IdeaForest, an online destination site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. We provide product to the site, with customer fulfillment and service being handled by IdeaForest. We invested $6.5 million in IdeaForest, which, combined with our contribution of strategic assets, entitled us to a 28.5% ownership interest. In addition, we have the ability to increase our future ownership percentage through the vesting and exercise of warrants. Our investment in IdeaForest is accounted for using the equity method. During fiscal 2001, we recorded equity losses of $3.2 million related to this minority investment.

     During the fourth quarter of fiscal 2001, we reduced the carrying value of our investment in IdeaForest to zero, which resulted in a $3.3 million charge. IdeaForest's current projections anticipate that it will not achieve profitability until its third year of operations and that an additional cash investment in IdeaForest will be required before then. IdeaForest has sufficient cash to continue to run its operation at its lowered cost structure through the end of fiscal 2002. Although we remain committed to an online presence, the level of any future cash investment by us in IdeaForest is uncertain. As a result, we concluded the carrying value of the initial investment should be reduced to zero.

Fiscal 2000 Cash Flows

     Cash, including temporary cash investments, increased $1.0 million during fiscal 2000 to $21.4 million as of January 29, 2000.

     Net cash provided by operating activities was $27.7 million in fiscal 2000, compared to net cash used for operating activities of $15.3 million in fiscal 1999. Cash generated by operations in fiscal 2000, before working capital items, totaled $71.8 million, an improvement of $11.0 million from the $60.8 million generated during fiscal 1999. Working capital consumed $44.1 million of cash in fiscal 2000. Inventories, net of payables support, increased $39.3 million primarily due to the opening of 18 additional superstores and an increase in the average store inventory levels for our traditional store base from fiscal 1999.

     Net cash used for investing activities for fiscal 2000 totaled $66.0 million compared to $94.3 million in fiscal 1999. Capital expenditures were $67.4 million during fiscal 2000 versus $75.1 million in fiscal 1999 and are discussed further under the caption "Capital Expenditures."

     Net cash provided by financing activities during fiscal 2000 was $39.3 million, consisting of a net increase of $56.1 million in long-term debt, offset by the repurchase of $20.0 million of common shares.

Capital Expenditures

     During fiscal 2001, we reinvested $35.9 million into our business. We invested $26.2 million during the year in new stores and upgrades through the relocation or remodeling of our existing store base. During fiscal 2001, we opened 16 superstores and two traditional stores, relocated six stores and closed 37 smaller or under-performing traditional stores (excluding the 42 traditional stores identified for closing in fiscal 2002). Of the fiscal 2001 closings, 14 directly related to superstore openings.

     We spent $4.0 million in fiscal 2001 on capitalizable systems technology, of which $3.0 million related to the installation of the SAP Retail System. This software replaced substantially all of our existing financial and merchandising systems. We became operational on the SAP Retail System in March 2000. The total cost of this two-year project, including expenses, was approximately $33 million and is being amortized over five years.

     We also spent $3.3 million in fiscal 2001 on capital projects for our distribution network, among other improvements, to prepare our Hudson distribution center for seasonal product handling.

     During fiscal 2001, construction was completed on a new 630,000 square foot West Coast distribution center, located on an 80-acre site in Visalia, California. This facility began shipping inventory to select stores in April 2001. We expect this facility to be fully operational and shipping product to more than 300 stores, or over 30% of our chain, by the end of the second quarter of fiscal 2002. See "Sources of Liquidity" for additional information regarding the financing of this facility.

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

     We spent $17.1 million in fiscal 2000 on capitalizable systems technology, of which $15.8 million related to the installation of the SAP Retail System.

     We also spent $4.2 million in fiscal 2000 on capital projects for our distribution network, including among other improvements, the installation of a second fabric selection module in our Hudson distribution center.

     During fiscal 2002, we intend to open 12 new superstores and to relocate 10 traditional stores. We are limiting our store expansion in fiscal 2002 to the 12 new superstores for which we have already executed leases. We will refrain from any new commitments until the overall economic picture and our specific performance improves. We are limiting our capital spending in order to maximize our cash flows to reduce debt. Our total capital expenditures are expected to approximate $30 million in fiscal 2002 and we envision a lower amount in fiscal 2003. We expect funds for these expenditures to come from borrowings under our senior credit facility and cash generated internally. Our superstore openings for fiscal 2002 will average slightly less than 42,000 square feet compared with the average of 46,300 square feet for the 58 superstores in operation today.

Common Share Repurchases

     During fiscal 2000, we purchased a total of 1.5 million common shares at an aggregate price of $20.0 million. During fiscal 2001, we avoided share repurchase opportunities in order to focus on debt reduction. As of February 3, 2001, we are authorized to purchase up to an additional 1.5 million shares under previous authorizations from our Board of Directors. However, we have no plans to repurchase additional shares at the present time.

Sources of Liquidity

     We have three principal sources of liquidity:

     - cash from operations;

     - cash and temporary cash investments; and

     - the Credit Facility (defined below).

     We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. In April 2001, we entered into new senior secured credit facilities (the "Credit Facility") which, as explained below, refinanced and replaced our prior senior credit facility and expire on April 30, 2005. The Credit Facility consists of a $365 million credit facility providing for $325 million in revolving loans and a $40 million term loan (the "Term Loan"), both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. As of April 7, 2001, excess availability exceeded $120 million. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility. As of February 3, 2001, we had outstanding borrowings of $90.0 million under the prior senior credit facility at a weighted average interest rate of 7.94% and $54.6 million of letters of credit outstanding.

     Our weighted average interest rate and weighted average borrowings under the prior senior credit facility and other lines of credit were 7.87% and $119.3 million during fiscal 2001 and 6.24% and $161.1 million during fiscal 2000.

     The Term Loan replaces a $40 million synthetic lease facility that we used to finance the construction of our West Coast distribution center located in Visalia, California. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. Accordingly, no asset or debt obligation related to the construction of the Visalia distribution center is reflected on the accompanying consolidated balance sheet at February 3, 2001. As a result of the termination of the synthetic lease facility, we will record the appropriate assets and debt obligation of $40 million in the first quarter of fiscal 2002. The Term Loan, while outstanding, reduces availability under the Credit Facility.

     On May 5, 1999, we issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. Interest on the senior subordinated notes is payable on May 1 and November 1 of each year. We have the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of our subsidiaries.

     Our total debt-to-capitalization ratio was 49.1% at February 3, 2001 and 48.6% at January 29, 2000. This increase in the debt-to-capitalization ratio resulted primarily from the reduction in shareholders' equity due to the fiscal 2001 net loss.

     We have a goal to reduce debt and inventory levels during fiscal 2002. Our new SAP Retail System should help us achieve our inventory reduction goals, and we are limiting our capital spending and forgoing share buyback opportunities to focus on debt reduction.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

     We are exposed to the impact of:

     - interest rate changes on our outstanding borrowings under the Credit Facility; and

     - foreign currency fluctuations on merchandise that is sourced internationally.

     In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we utilize interest rate swaps to manage net exposure to interest rate changes related to our debt structure. On March 15, 1998, we entered into a five-year interest rate swap agreement to hedge our interest rate exposure. The notional amount of this interest rate swap is $75.0 million, with a fixed LIBOR of 5.98%, reduced to $50.0 million on March 15, 2001 until its expiration on March 15, 2003. In May 2000, we entered into an interest rate swap agreement to hedge interest rate exposure on $40.0 million of variable rate debt. The interest rate swap has a term of five years effective May 1, 2001, with a notional amount of $40.0 million and a fixed LIBOR rate of 6.80%.

     We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We source approximately 20% of our purchases internationally.

RECENT ACCOUNTING PRONOUNCEMENTS

     Derivatives. In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, was issued. This statement will be adopted in the first quarter of fiscal 2002. Under the provisions of this statement, we are required to record all derivatives on the balance sheet at fair value and to recognize changes in the fair value of derivatives in our results of operations, unless specific hedge accounting criteria are met, in which case the charge will be reflected in other comprehensive income as a charge to shareholders' equity. As of February 4, 2001, we expect the adoption of this new accounting standard to result in an after tax charge to be classified as a cumulative effect of change in accounting principle of $1.7 million.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth or our transition to our new Visalia distribution center, our failure to execute our productivity initiatives outlined, including the SKU Reduction Initiative and the store base productivity review, loss of key management, the availability of merchandise, changes in the competitive pricing for products, and the impact of competitor store openings and closings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the "Derivative Financial Instruments and Market Risk" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              JO-ANN STORES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Management........................................     24
Report of Independent Public Accountants....................     25
Consolidated Balance Sheets as of February 3, 2001 and
  January 29, 2000..........................................     26
Consolidated Statements of Operations for each of the three
     fiscal years in the period ended February 3, 2001......     27
Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended February 3, 2001......     28
Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended February 3,
     2001...................................................     29
Notes to Consolidated Financial Statements..................     30
Report of Independent Public Accountants on Financial
  Statement Schedule........................................     49
Schedule II -- Valuation and Qualifying Accounts............     50

                              REPORT OF MANAGEMENT

To the Shareholders of Jo-Ann Stores, Inc.

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended February 3, 2001, January 29, 2000 and January 30, 1999. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, based on our best estimates and judgments and giving due consideration to materiality.

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

Alan Rosskamm                                   Brian P. Carney
Chairman of the Board,                          Executive Vice President,
President and Chief Executive Officer           Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (an Ohio corporation) and Subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jo-Ann Stores, Inc. and Subsidiaries as of February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to a change in method of inventory valuation from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method.

Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2001.

                              JO-ANN STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                FEBRUARY 3,         JANUARY 29,
                                                                    2001                2000
                                                                -----------         -----------
                                                                     (Millions of dollars,
                                                                except share and per share data)
ASSETS
Current assets:
  Cash and temporary cash investments.......................       $ 17.5              $ 21.4
  Inventories...............................................        451.0               442.5
  Prepaid expenses and other current assets.................         37.3                34.0
                                                                   ------              ------
Total current assets........................................        505.8               497.9
Property, equipment and leasehold improvements, net.........        190.2               194.7
Goodwill, net...............................................         27.2                36.3
Other assets................................................         19.0                18.0
                                                                   ------              ------
Total assets................................................       $742.2              $746.9
                                                                   ======              ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................       $164.0              $149.6
  Accrued expenses..........................................         59.5                58.5
                                                                   ------              ------
Total current liabilities...................................        223.5               208.1
Long-term debt..............................................        240.0               245.2
Deferred income taxes.......................................         22.5                22.4
Other long-term liabilities.................................          7.4                11.8
Shareholders' equity:
  Common stock:
     Class A, stated value $0.05 per share; issued and
       outstanding 9,364,896 and 8,987,036, respectively....          0.6                 0.5
     Class B, stated value $0.05 per share; issued and
       outstanding 8,842,123 and 8,857,853, respectively....          0.5                 0.5
  Additional paid-in capital................................         99.2                97.9
  Unamortized restricted stock awards.......................         (1.2)               (2.1)
  Retained earnings.........................................        187.8               201.4
                                                                   ------              ------
                                                                    286.9               298.2
  Treasury stock, at cost...................................        (38.1)              (38.8)
                                                                   ------              ------
Total shareholders' equity..................................        248.8               259.4
                                                                   ------              ------
Total liabilities and shareholders' equity..................       $742.2              $746.9
                                                                   ======              ======

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEARS ENDED
                                                           --------------------------------------------
                                                           FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                                               2001            2000            1999
                                                           ------------    ------------    ------------
                                                           (Millions of dollars, except per share data)
Net sales................................................    $1,483.3        $1,381.5        $1,242.9
Cost of sales............................................       838.2           748.3           678.9
                                                             --------        --------        --------
Gross margin.............................................       645.1           633.2           564.0
Selling, general and administrative expenses.............       589.2           533.8           476.7
Depreciation and amortization............................        38.3            32.0            27.7
Non-recurring charge.....................................          --              --            25.1
                                                             --------        --------        --------
Operating profit.........................................        17.6            67.4            34.5
Interest expense.........................................        29.0            26.2            12.5
                                                             --------        --------        --------
Income (loss) before income taxes........................       (11.4)           41.2            22.0
Income tax provision (benefit)...........................        (4.3)           15.6             8.6
                                                             --------        --------        --------
Net income (loss) before equity loss.....................        (7.1)           25.6            13.4
Equity and asset impairment losses of minority
  investment.............................................        (6.5)             --              --
                                                             --------        --------        --------
Net income (loss)........................................    $  (13.6)       $   25.6        $   13.4
                                                             ========        ========        ========
Net income (loss) per common share:
  Basic..................................................    $  (0.75)       $   1.41        $   0.71
                                                             ========        ========        ========
  Diluted................................................    $  (0.75)       $   1.38        $   0.67
                                                             ========        ========        ========

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FISCAL YEARS ENDED
                                                           -----------------------------------------
                                                           FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                              2001           2000           1999
                                                           -----------    -----------    -----------
                                                                     (Millions of dollars)
Net cash flows from operating activities:
  Net income (loss)......................................    $(13.6)        $  25.6        $ 13.4
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization.......................      38.3            32.0          27.7
     Deferred income taxes...............................      (4.2)           13.0           8.3
     Loss on disposal of fixed assets....................       1.7             1.2           2.2
     Equity and asset impairment losses of minority
       investment........................................       6.5              --            --
     Non-cash portion of non-recurring charge............        --              --           9.2
  Changes in operating assets and liabilities:
     Increase in inventories.............................      (8.5)          (38.5)        (95.6)
     Decrease in prepaid expenses and other current
       assets............................................       1.0             5.9          19.2
     Increase (decrease) in accounts payable.............      14.4            (0.8)         14.6
     Increase (decrease) in accrued expenses.............       3.9             6.8         (14.3)
     Settlement of income tax contingency................      (3.5)          (16.1)           --
     Other, net..........................................       3.0            (1.4)           --
                                                             ------         -------        ------
Net cash provided by (used for) operating activities:....      39.0            27.7         (15.3)
Net cash flows used for investing activities:
  Capital expenditures...................................     (35.9)          (67.4)        (75.1)
  Minority investment....................................      (6.5)             --            --
  House of Fabrics acquisition, net of cash acquired.....        --              --         (23.5)
  Other, net.............................................       1.7             1.4           4.3
                                                             ------         -------        ------
Net cash used for investing activities...................     (40.7)          (66.0)        (94.3)
Net cash flows provided by (used for) financing
  activities:
  Proceeds from issuance of senior subordinated notes,
     net.................................................        --           143.4            --
  Proceeds from long-term debt...........................      73.7           158.4         159.8
  Repayment of long-term debt............................     (78.9)         (245.7)        (48.5)
  Purchase of common stock...............................      (0.1)          (20.0)         (1.5)
  Proceeds and tax benefit from exercise of stock
     options.............................................        --             1.9           4.4
  Issuance of treasury shares............................       1.0             1.2           1.0
  Other, net.............................................       2.1             0.1            --
                                                             ------         -------        ------
Net cash provided by (used for) financing activities.....      (2.2)           39.3         115.2
                                                             ------         -------        ------
Net increase (decrease) in cash..........................      (3.9)            1.0           5.6
Cash and temporary cash investments at beginning of
  year...................................................      21.4            20.4          14.8
                                                             ------         -------        ------
Cash and temporary cash investments at end of year.......    $ 17.5         $  21.4        $ 20.4
                                                             ======         =======        ======
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest............................................    $ 27.7         $  20.0        $ 12.5
     Income taxes, net of refunds........................    $  3.4         $  (5.9)       $ 14.6

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        CLASS A   CLASS B   ADDITIONAL   UNAMORTIZED                              TOTAL
                                        COMMON    COMMON     PAID-IN      RESTRICTED    RETAINED   TREASURY   SHAREHOLDERS'
                                         STOCK     STOCK     CAPITAL     STOCK AWARDS   EARNINGS    STOCK        EQUITY
                                        -------   -------   ----------   ------------   --------   --------   -------------
                                                                       (Millions of dollars)
Balance, January 31, 1998, as
  previously stated...................   $0.5      $0.5       $88.9         $(3.1)       $172.2     $(18.1)      $240.9
Adjustment for the cumulative effect
  on the prior years of applying
  retroactively the change in the
  method of accounting for inventories
  (Note 2)............................     --        --          --            --          (9.8)        --         (9.8)
                                         ----      ----       -----         -----        ------     ------       ------

Balance, January 31, 1998, as
  restated............................    0.5       0.5        88.9          (3.1)        162.4      (18.1)       231.1
  Net income..........................     --        --          --            --          13.4         --         13.4
  Exercise of stock options...........     --        --         2.7            --            --         --          2.7
  Tax benefit on options exercised....     --        --         1.7            --            --         --          1.7
  Issuance of restricted stock
    awards............................     --        --         1.3          (1.3)           --         --           --
  Cancellation of restricted stock
    awards............................     --        --        (0.9)          0.4            --         --         (0.5)
  Amortization of restricted stock
    awards............................     --        --          --           1.1            --         --          1.1
  Purchase of common stock............     --        --          --            --            --       (1.5)        (1.5)
  Issuance of treasury shares.........     --        --         0.7            --            --        0.3          1.0
                                         ----      ----       -----         -----        ------     ------       ------

Balance, January 30, 1999.............    0.5       0.5        94.4          (2.9)        175.8      (19.3)       249.0
  Net income..........................     --        --          --            --          25.6         --         25.6
  Exercise of stock options...........     --        --         1.3            --            --         --          1.3
  Tax benefit on options exercised....     --        --         0.6            --            --         --          0.6
  Issuance of restricted stock
    awards............................     --        --         0.6          (0.6)           --         --           --
  Cancellation of restricted stock
    awards............................     --        --        (0.3)          0.1            --         --         (0.2)
  Amortization of restricted stock
    awards............................     --        --          --           1.3            --         --          1.3
  Purchase of common stock............     --        --          --            --            --      (20.0)       (20.0)
  Issuance of treasury shares.........     --        --         0.7            --            --        0.5          1.2
  Issuance of common stock --
    Associate Stock Ownership Plan....     --        --         0.6            --            --         --          0.6
                                         ----      ----       -----         -----        ------     ------       ------

Balance, January 29, 2000.............    0.5       0.5        97.9          (2.1)        201.4      (38.8)       259.4
  Net loss............................     --        --          --            --         (13.6)        --        (13.6)
  Issuance of restricted stock
    awards............................     --        --         0.1          (0.1)           --         --           --
  Cancellation of restricted stock
    awards............................     --        --        (0.6)          0.2            --         --         (0.4)
  Amortization of restricted stock
    awards............................     --        --          --           0.8            --         --          0.8
  Purchase of common stock............     --        --          --            --            --       (0.1)        (0.1)
  Issuance of treasury shares.........     --        --         0.2            --            --        0.8          1.0
  Issuance of common stock --
    Associate Stock Ownership Plan....    0.1        --         1.6            --            --         --          1.7
                                         ----      ----       -----         -----        ------     ------       ------

Balance, February 3, 2001.............   $0.6      $0.5       $99.2         $(1.2)       $187.8     $(38.1)      $248.8
                                         ====      ====       =====         =====        ======     ======       ======

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 1,007 retail stores in 49 states at February 3, 2001. The 949 traditional and 58 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories, and floral and framing products.

     The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2000 and fiscal 1999 financial statements have been reclassified in order to conform with the current year presentation.

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

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2001 ended February 3, 2001). Fiscal 2001 is a 53-week year. Fiscal years 2000 and 1999 consist of 52 weeks.

CASH AND TEMPORARY CASH INVESTMENTS

     Temporary cash investments are all highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost or market. All inventories were valued using the first-in, first-out ("FIFO") method (See Note
2 -- Inventories).

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

     Expense for depreciation of property and equipment and amortization of leasehold improvements amounted to $36.9 million, $30.0 million and $25.4 million in fiscal 2001, 2000 and 1999, respectively.

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

SOFTWARE DEVELOPMENT

     The Company capitalized $3.5 million and $16.9 million in fiscal 2001 and fiscal 2000, respectively, for internal use software. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational.

GOODWILL

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets acquired from House of Fabrics, Inc. Goodwill is amortized on a straight-line basis over 40 years and is a non-deductible expense for tax purposes. The Company periodically reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists on February 3, 2001. Amortization expense was $0.9 million, $1.0 million and $0.9 million for fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, goodwill was reduced by $8.2 million due to the settlement of an income tax contingency (See Note 4 -- Acquisition of House of Fabrics, Inc.)

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' net book value. There were no long-lived assets that required recognition of an impairment loss at February 3, 2001 or January 29, 2000.

FINANCIAL INSTRUMENTS

     Financial instruments held by the Company include cash and temporary cash investments, accounts payable, debt obligations and interest rate swap agreements. The carrying value of cash and temporary cash investments and accounts payable is representative of fair value because of the short maturity of these instruments. The carrying value of borrowings under the prior senior credit facility approximates the fair value since the interest rate is variable and fluctuates with market conditions. The fair value of the Company's senior subordinated notes is based on market values in the high yield debt market. For fair value disclosures of the Company's senior subordinated notes and interest rate swap agreements, see Note 13 -- Fair Value of Financial Instruments.

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, was issued. The statement will be adopted by the Company in the first quarter of fiscal 2002, and requires that all derivatives be recorded on the balance sheet at fair value and that changes in fair value of derivatives be recognized in the Company's results of operations, unless specific hedge accounting criteria are met, in which case the charge will be reflected in other comprehensive income as a charge to shareholders' equity.

INCOME TAXES

     The Company accounts for income taxes pursuant to the asset and liability method. Under that method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective.

REVENUE RECOGNITION

     The Company recognizes revenue at the time of sale of merchandise to its customers in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

STORE OPENING EXPENSES

     Store opening expenses are charged to operations as incurred.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $39.5 million, $32.6 million and $32.5 million for fiscal 2001, 2000 and 1999, respectively.

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share for fiscal 2000 and fiscal 1999 include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for fiscal 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares are as follows:

          FISCAL YEARS ENDED                2001          2000          1999
          ------------------             ----------    ----------    ----------
Weighted average shares:
  Basic................................  18,041,192    18,198,325    18,964,082
  Incremental shares from assumed
     exercise of stock options.........          --       384,612       939,517
                                         ----------    ----------    ----------
  Diluted..............................  18,041,192    18,582,937    19,903,599
                                         ==========    ==========    ==========

NOTE 2 -- INVENTORIES

CHANGE IN ACCOUNTING METHOD

     The Company has changed its method of valuing inventory and cost of sales from the last-in, first-out method ("LIFO") to the FIFO method in fiscal 2001. The change in inventory valuation method was made in order to facilitate more appropriate comparisons within the industry as most of the Company's competitors are on the FIFO inventory method, to simplify and provide more meaningful reporting to lenders under the new senior secured credit facilities the Company recently entered into and to more appropriately cost inventory in light of continuous interim price volatility in the prices of the Company's inventory. The financial statements for fiscal 2000 and prior years have been retroactively restated to apply the new method.

                              JO-ANN STORES, INC.

NOTE 2 -- INVENTORIES (CONTINUED)

The effect of the accounting change, net of tax, on the Company's net income and earnings per share, as previously reported, is as follows (millions of dollars, except per share data):

         FISCAL YEARS ENDED                    2000                      1999
         ------------------           ----------------------    ----------------------
                                          AS                        AS
                                      PREVIOUSLY       AS       PREVIOUSLY       AS
                                       REPORTED     RESTATED     REPORTED     RESTATED
                                      ----------    --------    ----------    --------
Net income..........................    $25.7        $25.6        $13.6        $13.4
Net income per common share:
  Basic.............................    $1.41        $1.41        $0.72        $0.71
  Diluted...........................     1.38         1.38         0.69         0.67

SKU REDUCTION INITIATIVE

     During the fourth quarter of fiscal 2001, the Company commenced an inventory productivity initiative (the "SKU Reduction Initiative") which entailed a thorough review of inventory investment and gross margin performance by item or stock-keeping unit ("SKU"), resulting in the identification of approximately 10,000 active items, or approximately $60 million of inventory, at cost, that the Company has made the decision to discontinue. During the fourth quarter of fiscal 2001, the Company recorded a non-cash charge of $23.0 million, included in cost of sales, to reserve for management's estimate of the expected loss associated with the clearance sale of these products, below cost, during fiscal 2002. This estimate was based on the Company's historical levels of recovery experience. The Company will begin clearance programs in the second quarter of fiscal 2002 designed to aggressively clear this product.

     Management believes the review process completed in the fourth quarter for the SKU Reduction Initiative was thorough. Although additional product may be targeted for reduction based on that analysis, the Company believes that the extent of such reduction decisions will be more comparable to what is normal course business practice in retailing.

NOTE 3 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (millions of dollars):

                      FISCAL YEARS                          2001       2000
                      ------------                         -------    -------
Land and buildings.......................................  $  25.6    $  23.2
Furniture, fixtures and equipment........................    244.3      200.4
Leasehold improvements...................................     69.7       64.5
Construction in progress.................................      5.8       28.4
                                                           -------    -------
                                                             345.4      316.5
Less accumulated depreciation............................   (155.2)    (121.8)
                                                           -------    -------
                                                           $ 190.2    $ 194.7
                                                           =======    =======

NOTE 4 -- ACQUISITION OF HOUSE OF FABRICS, INC.

     On March 9, 1998, the Company acquired, through a cash tender offer, 77.2% of the outstanding common stock of House of Fabrics, Inc. ("HOF") for $4.25 per share (the "Acquisition"). On April 21, 1998, the merger of HOF with a wholly owned subsidiary of the Company was approved by the shareholders of HOF. As a result, HOF became a wholly owned subsidiary of the Company, and all shares of HOF common stock not already owned by the Company were canceled and converted into the right to receive

                              JO-ANN STORES, INC.

NOTE 4 -- ACQUISITION OF HOUSE OF FABRICS, INC. (CONTINUED)

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

     The Acquisition was recorded as a purchase business combination using Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the carrying values of HOF net assets, including the establishment of reserves for severance and costs associated with the HOF store closings, have been adjusted to their estimated fair values. The excess of the purchase price paid over the net identifiable assets and liabilities totaled $38.1 million, before considering the settlement of the income tax contingency discussed below, and is reported as goodwill, which is being amortized on a straight-line basis over a 40-year life.

     In accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a non-recurring charge of $25.1 million during fiscal 1999 for direct and other merger-related costs pertaining to the Acquisition.

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
                                                    =====     =====      =====

     The integration events associated with the Acquisition were completed in fiscal 1999.

     Other long-term liabilities in fiscal 2000 and fiscal 1999 include a $22.5 million income tax contingency assumed in the Acquisition. Prior to the Acquisition, HOF received refunds totaling $22.5 million pursuant to carrybacks of certain net operating losses on claims filed for refund with the Internal Revenue Service ("IRS") on Forms 1139. The claims for refund were examined by the IRS, and a deficiency notice was issued. HOF appealed the deficiency assessment. As of the date of the Acquisition, the Company recorded accrued interest of $4.4 million associated with this contingency.

     On October 20, 2000, this income tax contingency was settled with the IRS for $19.6 million ($14.7 million of tax liability and $4.9 million of accrued interest). Of this total settlement, $16.1 million of the liability was paid in fiscal 2000 in the form of a deposit payment (cash bond) to the IRS. The remaining $3.5 million was paid during the third quarter of fiscal 2001. Due to the settlement of this liability, goodwill recorded in connection with the Acquisition was reduced by $8.2 million. Goodwill amortization has been reduced on a prospective basis beginning in the fourth quarter of fiscal 2001.

NOTE 5 -- MINORITY INVESTMENT

     On June 6, 2000, the Company announced that it had entered into a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), an online destination site for arts and crafts merchandise, creative ideas,

                              JO-ANN STORES, INC.

NOTE 5 -- MINORITY INVESTMENT (CONTINUED)

advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. The Company provides product to the site, with customer fulfillment and service being handled by IdeaForest. The Company invested $6.5 million in IdeaForest, which, combined with the Company's contribution of strategic assets, entitled the Company to a 28.5% ownership interest. In addition, the Company has the ability to increase its future ownership percentage through the vesting and exercise of warrants. The investment in IdeaForest is accounted for using the equity method. During fiscal 2001, the Company recorded equity losses of $3.2 million related to this minority investment.

     During the fourth quarter of fiscal 2001, the Company reduced the carrying value of its investment in IdeaForest to zero, which resulted in a $3.3 million charge. IdeaForest's current projections anticipate that it will not achieve profitability until its third year of operations and that an additional cash investment in IdeaForest will be required before then. IdeaForest has sufficient cash to continue to run its operation at its lowered cost structure through the end of fiscal 2002. Although the Company remains committed to an online presence, the level of any future cash investment by the Company in IdeaForest is uncertain. As a result, the Company concluded the carrying value of the initial investment should be reduced to zero.

NOTE 6 -- INCOME TAXES

     The significant components of the income tax provision (benefit) are as follows:

                    FISCAL YEARS ENDED                       2001     2000     1999
                    ------------------                      ------    -----    -----
                                                             (Millions of dollars)
Current:
  Federal.................................................  $  6.9    $ 1.6    $(1.4)
  State and local.........................................    (0.7)     1.2      1.4
                                                            ------    -----    -----
                                                               6.2      2.8       --
Deferred..................................................   (10.5)    12.8      8.6
                                                            ------    -----    -----
Income tax provision (benefit)............................  $ (4.3)   $15.6    $ 8.6
                                                            ======    =====    =====

     The reconciliation of income tax at the statutory rate to the income tax provision (benefit) is as follows:

                     FISCAL YEARS ENDED                       2001     2000     1999
                     ------------------                       -----    -----    ----
                                                              (Millions of dollars)
Federal income tax at the statutory rate....................  $(4.0)   $14.4    $7.6
Effect of:
  State and local taxes.....................................   (0.2)     1.7     0.9
  Goodwill and other, net...................................   (0.1)    (0.5)    0.1
                                                              -----    -----    ----
Income tax provision (benefit)..............................  $(4.3)   $15.6    $8.6
                                                              =====    =====    ====

                              JO-ANN STORES, INC.

NOTE 6 -- INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                ASSET/(LIABILITY)
                                                              ----------------------
                        FISCAL YEARS                            2001         2000
                        ------------                          ---------    ---------
                                                              (Millions of dollars)
Current
Deferred tax assets:
  Inventory items...........................................    $ 14.4       $  6.9
  Employee benefits.........................................       2.3          2.5
  Lease obligations.........................................       3.0          1.6
  Other.....................................................       1.2          5.6
                                                                ------       ------
                                                                  20.9         16.6
Deferred tax liabilities:
  Basis difference in net assets acquired...................      (1.4)        (1.4)
                                                                ------       ------
Net current deferred tax asset..............................    $ 19.5       $ 15.2
                                                                ======       ======
Non-current
Deferred tax assets:
  NOL carryforward..........................................    $  9.3       $   --
  Other.....................................................       1.7          0.1
                                                                ------       ------
                                                                  11.0          0.1
Deferred tax liabilities:
  Depreciation..............................................     (32.8)       (21.6)
  Basis difference in net assets acquired...................      (0.6)        (0.7)
  Other.....................................................      (0.1)        (0.2)
                                                                ------       ------
                                                                 (33.5)       (22.5)
                                                                ------       ------
Net non-current deferred tax liability......................    $(22.5)      $(22.4)
                                                                ======       ======

     In connection with the purchase of HOF, the Company incurred certain net operating losses, of which approximately $22.5 million is available as of February 3, 2001 to offset future years' tax payments. These losses expire in 2019. The Company has recorded valuation allowances for certain deferred tax assets that may be unrealizable.

NOTE 7 -- FINANCING

CREDIT FACILITY

     In April 2001, the Company entered into new senior secured credit facilities (the "Credit Facility") led by Fleet Retail Finance Inc. as Agent, which, as explained below, refinanced and replaced our prior senior credit facility and expire on April 30, 2005. The Credit Facility consists of a $365 million credit facility providing for $325 million in revolving loans and a $40 million term loan (the "Term Loan"), both secured by a first priority perfected security interest in the inventory, accounts receivable, property and other assets of the Company. The Credit Facility is fully and unconditionally guaranteed by each of the Company's subsidiaries. The Credit Facility contains a letter of credit sub-limit of $150 million. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. The Credit Facility provides for the applicable LIBOR margin to be set at 2.00% for the first 12 months of the term of the facility. Proceeds from the Credit Facility were used to repay all outstanding

                              JO-ANN STORES, INC.

NOTE 7 -- FINANCING (CONTINUED)

borrowings under the Company's prior senior credit facility and synthetic lease facility. As of February 3, 2001, the Company had outstanding borrowings of $90.0 million under the prior senior credit facility at a weighted average interest rate of 7.94% and $54.6 million of letters of credit outstanding. Letters of credit are considered outstanding amounts under the Credit Facility. The Company will pay quarterly usage fees of between 1.25% and 2.25% per annum on outstanding letters of credit under the Credit Facility. The Company will also pay quarterly fees of 0.375% per annum on the unused portion of the Credit Facility.

     The Credit Facility does not contain any financial covenant tests as long as excess availability, as defined, is greater than $35 million. A minimum net worth financial covenant test exists if excess availability is less than $35 million. As of April 7, 2001, excess availability exceeded $120 million. In addition, capital expenditures under the Credit Facility are limited to $50 million per year, with any unused portion carried forward and available for future use. The Credit Facility permits the repurchase of common shares of the Company, the repurchase of senior subordinated notes, and the payment of cash dividends (up to $5.0 million) in any fiscal year, subject to maintaining certain levels of excess availability.

     The Company's weighted average interest rate and weighted average borrowings under the prior senior credit facility and other lines of credit were 7.87% and $119.3 million during fiscal 2001, 6.24% and $161.1 million during fiscal 2000, and 6.23% and $157.1 million during fiscal 1999.

     The Term Loan replaces a $40 million synthetic lease facility that the Company used to finance the construction of its West Coast distribution center located in Visalia, California. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. Accordingly, no asset or debt obligation related to the construction of the distribution center is reflected on the accompanying consolidated balance sheet at February 3, 2001. As a result of the termination of the synthetic lease facility, the Company will record the appropriate assets and debt obligation of $40 million in the first quarter of fiscal 2002. Construction period interest, which totaled $0.8 million at February 3, 2001, will be capitalized as part of the asset cost in the first quarter. The Term Loan, while outstanding, reduces availability under the Credit Facility. There is no penalty if the Company elects to prepay the Term Loan principal.

SENIOR SUBORDINATED NOTES

     On May 5, 1999, the Company issued $150.0 million of 10 3/8% senior subordinated notes due May 1, 2007. Interest on the senior subordinated notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the notes were issued at 98.5% of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. The Company has the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of the Company's subsidiaries.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is involved in various legal proceedings, workers' compensation claims and product liability disputes. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

     During the fourth quarter of fiscal 2001, the Company recorded a $6.7 million charge to selling, general and administrative expenses related to 42 stores identified for closing in fiscal 2002. The expenses accrued consist primarily of the cost of reducing store fixed assets and leasehold improvements to net realizable value and accruing for any remaining closed store rent liability under non-cancelable lease agreements.

                              JO-ANN STORES, INC.

NOTE 9 -- CAPITAL STOCK

     The following table details the common stock ($0.05 stated value) activity for fiscal 2001 and fiscal 2000:

                                                   COMMON SHARES OUTSTANDING --
                                                         NET OF TREASURY
                                               ------------------------------------      SHARES
                                                CLASS A      CLASS B       TOTAL       IN TREASURY
                                               ---------    ---------    ----------    -----------
Balance at January 30, 1999..................  9,530,330    9,481,244    19,011,574     2,272,555
  Exercise of stock options..................    100,864       68,748       169,612            --
  Issuance of restricted stock awards........     39,000        3,250        42,250            --
  Issuance of common stock -- Associate Stock
     Ownership Plan..........................     60,049           --        60,049            --
  Cancellation of restricted stock awards....     (5,000)      (9,750)      (14,750)           --
  Purchase of common stock...................   (820,907)    (689,064)   (1,509,971)    1,509,971
  Issuance of treasury shares................     82,700        3,425        86,125       (86,125)
                                               ---------    ---------    ----------     ---------
Balance at January 29, 2000..................  8,987,036    8,857,853    17,844,889     3,696,401
  Exercise of stock options..................      7,838        2,588        10,426            --
  Issuance of restricted stock awards........     15,000          375        15,375            --
  Issuance of common stock -- Associate Stock
     Ownership Plan..........................    248,476           --       248,476            --
  Cancellation of restricted stock awards....    (25,000)      (4,875)      (29,875)           --
  Purchase of common stock...................         --      (13,818)      (13,818)       13,818
  Issuance of treasury shares................    131,546           --       131,546      (131,546)
                                               ---------    ---------    ----------     ---------
Balance at February 3, 2001..................  9,364,896    8,842,123    18,207,019     3,578,673
                                               =========    =========    ==========     =========

     The Company's Class A common shares have voting rights while Class B common shares have no voting rights. At February 3, 2001 and January 29, 2000, there were 75,000,000 Class A common shares and 75,000,000 Class B common shares authorized for issuance. At February 3, 2001 and January 29 2000, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which are outstanding.

SHAREHOLDERS' RIGHTS PLAN

     On October 31, 2000, the Company amended and restated its Shareholders' Rights Plan (the "Rights Plan"). Under the Rights Plan, as amended and restated, one right is issued for each Class A and Class B common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15% or more of the outstanding Class A common shares as defined in the Rights Plan. When exercisable, each right initially entitles a holder to purchase one Class A common share for $60.00, or under certain circumstances, one Class A common share for $0.50. The rights, which do not have voting privileges, expire in October 2010, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

RIGHT TO ACQUIRE SHARES

     The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. The total number of both Class A and Class B common shares, subject to this agreement, was approximately 4.5 million shares as of February 3, 2001.

                              JO-ANN STORES, INC.

NOTE 10 -- STOCK-BASED COMPENSATION PLANS

1998 INCENTIVE COMPENSATION PLAN

     The 1998 Incentive Compensation Plan (the "1998 Plan") includes a stock option program, a restricted stock program and an employee stock purchase program for employees, and a restricted stock and deferred stock program for non-employee directors. Shares subject to awards under the 1998 Plan may be Class A or Class B common shares. The total number of shares subject to awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of shares subject to awards actually granted in each such fiscal year.

     The following table summarizes award activity and the number of shares available for future awards under the 1998 Plan at February 3, 2001:

                                             STOCK       RESTRICTED
                                            OPTIONS        STOCK         TOTAL
                                           ----------    ----------    ----------
Available at January 31, 1998............                                      --
  Fiscal year 1999 calculated
     available...........................                                 750,666
  Granted................................    (431,600)    (59,000)       (490,600)
  Cancellations..........................          --       1,500           1,500
                                                                       ----------
Available at January 30, 1999............                                 261,566
  Fiscal year 2000 calculated
     available...........................                                 760,463
  Granted................................    (484,450)    (42,250)       (526,700)
  Cancellations..........................      50,000      14,750          64,750
                                                                       ----------
Available at January 29, 2000............                                 560,079
  Fiscal year 2001 calculated
     available...........................                                 713,796
  Granted................................  (1,552,250)    (15,375)     (1,567,625)
  Cancellations..........................     344,300       4,875         349,175
                                                                       ----------
Available at February 3, 2001............                                  55,425
                                                                       ==========

  Employee stock option program

     The employee stock options granted under the 1998 Plan become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire ten years after the date of the grant. Stock options granted under the 1998 Plan may become exercisable under different terms as approved by the Compensation Committee of the Board of Directors. During fiscal 2001, 1,136,000 shares were granted, net of cancellations, which will become exercisable to the extent of one-half of the optioned shares after the completion of three full years of continuous employment following the date of grant, with the remaining one-half becoming exercisable after the completion of the fourth full year of continuous employment.

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

                              JO-ANN STORES, INC.

NOTE 10 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following table summarizes the restricted shares granted and weighted average grant price under the 1998 Plan:

                                     CLASS A COMMON SHARES     CLASS B COMMON SHARES
                                     ----------------------    ----------------------
                                                   WEIGHTED                  WEIGHTED
                                     RESTRICTED    AVERAGE     RESTRICTED    AVERAGE
                                       SHARES       GRANT        SHARES       GRANT
            FISCAL YEAR               GRANTED       PRICE       GRANTED       PRICE
            -----------              ----------    --------    ----------    --------
2001...............................    15,000       $ 6.74          375       $ 7.92
2000...............................    39,000        13.52        3,250        11.31
1999...............................    11,500        21.92       47,500        22.82

  Employee stock purchase program

     The employee stock purchase program (the Associate Stock Ownership Plan or "ASOP") was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85% of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2001 and fiscal 2000, stock purchase rights of 248,476 and 60,049, respectively, were granted and exercised under the ASOP.

  Deferred stock program

     On March 9, 2000, the Company established a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company's annual shareholders' meeting whereby they can elect to convert a percentage (0% to 100% in 25% increments) of their cash compensation for the following year to deferred stock units. One-half of the cash compensation deferred is converted into Class A stock units and one-half into Class B stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of Class A and Class B common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2001, 3,552 Class A units and 3,997 Class B units were deferred under the deferred stock program.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     Under the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Stock Option Plan"), the Company automatically grants stock options for 2,500 Class A common shares and 2,500 Class B common shares to each non-employee director upon the completion of each year of service at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. There are 63,000 Class A common shares and 63,000 Class B common shares authorized for future option grants under the Directors Stock Option Plan at February 3, 2001.

                              JO-ANN STORES, INC.

NOTE 10 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

OTHER PLANS

     In addition to the 1998 Plan, nonqualified stock options are also available for, and have been granted to, certain officers and key employees under the 1990 Employee Stock Option and Stock Appreciation Rights Plan (the "1990 Plan") at prices not less than fair market value of the common stock at the date of grant. The 1990 Plan also permits the granting of stock appreciation rights with respect to all or part of the common stock subject to any option granted under this plan. Vesting and expiration periods are identical to options issued under the 1998 Plan. There are 1,026,759 Class A common shares and 401,953 Class B common shares authorized for future option and stock appreciation right grants under the 1990 Plan at February 3, 2001.

     In addition to the 1998 Plan, restricted shares of the Company's common stock are available for, and have been awarded to, executive officers, senior management and other key employees under the 1994 Executive Incentive Plan (the "Executive Plan"). At February 3, 2001, 93,500 Class A and 2,000 Class B restricted shares were outstanding under the Executive Plan and 359,500 Class A and 451,000 Class B common shares are available for future awards.

     In March 2000, the Board of Directors authorized for issuance and subsequently granted 319,000 Class B common shares for stock options. Stock options granted under this authorization became exercisable and expire on the same terms as stock options awarded under the provisions of the 1998 Plan.

     The following is a summary of the Company's stock option activity for the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan (collectively the "Plans"):

                                          CLASS A OPTIONS          CLASS B OPTIONS
                                       ---------------------    ---------------------
                                                    WEIGHTED                 WEIGHTED     CLASS A
                                                    AVERAGE                  AVERAGE        AND
                                       NUMBER OF    EXERCISE    NUMBER OF    EXERCISE     CLASS B
                                        OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS
                                       ---------    --------    ---------    --------    ---------
Outstanding at January 31, 1998......   879,020      $10.98     1,745,512     $13.73     2,624,532
  Granted............................    13,650       25.82       459,500      15.94       473,150
  Exercised..........................  (131,541)       9.28      (149,864)      9.74      (281,405)
  Canceled...........................   (10,550)       9.52       (65,551)     15.18       (76,101)
                                       --------                 ---------                ---------
Outstanding at January 30, 1999......   750,579       11.57     1,989,597      14.49     2,740,176
  Granted............................     7,500       16.50       491,950      11.18       499,450
  Exercised..........................  (100,864)       8.76       (68,748)      6.67      (169,612)
  Canceled...........................   (32,426)      13.28      (196,030)     15.89      (228,456)
                                       --------                 ---------                ---------
Outstanding at January 29, 2000......   624,789       11.99     2,216,769      13.87     2,841,558
  Granted............................    10,000        8.75     1,921,250       7.67     1,931,250
  Exercised..........................    (7,838)       7.76        (2,588)      6.47       (10,426)
  Canceled...........................  (150,562)      10.66      (703,337)     11.40      (853,899)
                                       --------                 ---------                ---------
Outstanding at February 3, 2001......   476,389      $12.41     3,432,094     $10.91     3,908,483
                                       ========      ======     =========     ======     =========

                              JO-ANN STORES, INC.

NOTE 10 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

                                         CLASS A OPTIONS          CLASS B OPTIONS
                                      ---------------------    ----------------------
                                                   WEIGHTED                  WEIGHTED     CLASS A
                                                   AVERAGE                   AVERAGE        AND
                                      NUMBER OF    EXERCISE    NUMBER OF     EXERCISE     CLASS B
                                       OPTIONS      PRICES      OPTIONS       PRICES      OPTIONS
                                      ---------    --------    ----------    --------    ---------
Exercisable at:
  February 3, 2001..................   444,889      $12.05      1,194,538     $14.13     1,639,427
  January 29, 2000..................   572,289       11.18      1,176,669      13.34     1,748,958
  January 30, 1999..................   652,554       10.52      1,010,720      11.90     1,663,274
Weighted average fair value of
  options granted during fiscal:
  2001..............................  $   5.44                 $     3.76
  2000..............................      6.80                       4.59
  1999..............................     10.38                       6.20

     The following table summarizes the status of stock options outstanding and exercisable at February 3, 2001:

                        CLASS A                                  CLASS A
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICES       LIFE       EXERCISABLE    PRICES
-----------   ----------------   --------   -----------   -----------   --------
  144,939     $  6.16 to $7.66    $ 6.55     2.1 years      144,939      $ 6.55
  176,250     $ 7.67 to $18.44    $10.08     4.1 years      161,750      $ 9.98
  155,200     $18.45 to $29.06    $20.53     3.3 years      138,200      $20.25
  -------                                                   -------
  476,389     $ 6.16 to $29.06    $12.41     3.2 years      444,889      $12.05
  =======                                                   =======

                        CLASS B                                  CLASS B
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICES       LIFE       EXERCISABLE    PRICES
-----------   ----------------   --------   -----------   -----------   --------
 1,867,755    $  4.37 to $7.75    $ 7.56     8.5 years       202,755     $ 6.88
   925,039    $ 7.76 to $14.31    $11.89     7.4 years       465,098     $11.85
   639,300    $14.32 to $26.66    $19.28     5.7 years       526,685     $18.94
 ---------                                                 ---------
 3,432,094    $ 4.37 to $26.66    $10.91     7.7 years     1,194,538     $14.13
 =========                                                 =========

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted under the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under these Plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net

                              JO-ANN STORES, INC.

NOTE 10 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

income (loss) per share would have been restated to the pro forma amounts shown in the table below (millions of dollars, except per share data):

         FISCAL YEARS ENDED                  2001                 2000                 1999
         ------------------           ------------------    -----------------    -----------------
                                         AS        PRO         AS        PRO        AS        PRO
                                      REPORTED    FORMA     REPORTED    FORMA    REPORTED    FORMA
                                      --------    ------    --------    -----    --------    -----
Net income (loss)...................   $(13.6)    $(16.1)    $25.6      $23.8     $13.4      $11.7
Net income (loss) per common share:
  Basic.............................   $(0.75)    $(0.89)    $1.41      $1.31     $0.71      $0.62
  Diluted...........................    (0.75)     (0.89)     1.38       1.31      0.67       0.60

     The pro forma disclosures presented are not representative of the future effects on net income and net income per share.

     For purposes of computing the pro forma disclosures above, the fair values of the options granted under the Plans were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of Class A and Class B option grants were: risk-free interest rates ranging from 5.8% to 6.4% for Class A and 4.6% to 6.6% for Class B, expected volatility ranging from 34.5% to 38.0% for Class A and 31.7% to 38.0% for Class B, expected lives ranging from 3.2 to 10.0 years for Class A and 3.8 to 6.6 years for Class B and no expected dividends for either class of shares.

NOTE 11 -- SAVINGS PLAN AND POSTRETIREMENT BENEFITS

     The Company sponsors the Jo-Ann Stores, Inc. Savings Plan 401(k) (the "Savings Plan"), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15% of annual compensation or the statutory maximum. The Company makes a 50% matching contribution in the form of the Company's common stock, up to a maximum employee contribution of four percent of the employee's annual compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company's matching contributions during fiscal 2001, 2000 and 1999 were $1.0 million, $1.2 million and $1.0 million, respectively. Plan assets included 617,929 shares of Class A common shares and 240,189 shares of Class B common shares at February 3, 2001.

     The Company does not provide postretirement health care benefits for its employees.

NOTE 12 -- LEASES

     With the exception of one superstore, all of the Company's retail stores operate out of leased facilities. All store leases are operating leases, generally for periods up to 10 years with renewal options for up to 20 years. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area maintenance expenses.

                              JO-ANN STORES, INC.

NOTE 12 -- LEASES (CONTINUED)

     The following is a schedule of future minimum rental payments under non-cancelable operating leases:

                                                              MINIMUM
                     FISCAL YEARS ENDED                       RENTALS
                     ------------------                       -------
(Millions of dollars)
2002........................................................  $120.4
2003........................................................   107.2
2004........................................................    88.2
2005........................................................    73.2
2006........................................................    65.0
Thereafter..................................................   255.1
                                                              ------
                                                              $709.1
                                                              ======

     Rent expense was as follows:

               FISCAL YEARS ENDED                   2001      2000      1999
               ------------------                  ------    ------    ------
(Millions of dollars)
Minimum rentals..................................  $124.6    $112.4    $103.4
Contingent rentals...............................     2.3       2.4       1.8
Sublease rentals.................................    (4.8)     (4.1)     (2.8)
                                                   ------    ------    ------
                                                   $122.1    $110.7    $102.4
                                                   ======    ======    ======

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and temporary cash investments and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The bid price of the 10 3/8% senior subordinated notes at February 3, 2001 in the high yield debt market was $74.0. Accordingly, the fair value of the 10 3/8% senior subordinated notes at February 3, 2001 was $111.0 million versus their carrying value of $150.0 million.

     The Company uses derivative financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates. The Company does not enter into financial instruments for trading purposes. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

     On March 15, 1998, the Company entered into a five-year interest rate swap agreement to hedge its interest rate exposure on the Company's prior senior credit facility. The notional amount of this interest rate swap agreement is $75.0 million, with a fixed LIBOR rate of 5.98%, reducing to $50.0 million on March 15, 2001 until its expiration on March 15, 2003. The fair market value of this interest rate swap as of February 3, 2001 was a net liability of $0.6 million. In May 2000, the Company entered into an interest rate swap agreement to hedge its interest rate exposure on $40.0 million of variable rate debt. The interest rate swap has a term of five years effective May 1, 2001, with a notional amount of $40.0 million and a fixed LIBOR rate of 6.80%. The fair market value of this interest rate swap agreement as of February 3, 2001 was a net liability of $2.2 million.

     The interest rate swap agreements require the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. These interest rate swaps are an off-balance sheet liability of the Company as of February 3, 2001. Beginning in the first quarter of fiscal 2002, the Company will adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the fair value of these derivative financial instruments to be recorded on the balance sheet. As of February 4,

                              JO-ANN STORES, INC.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
2001, upon adoption of this statement, the Company expects to recognize an after tax charge to be classified as a cumulative effect of change in accounting principle of $1.7 million.

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized below are the unaudited results of operations by quarter for fiscal 2001 and 2000, as restated for the change from the LIFO inventory method to the FIFO inventory method:

                                                       FIRST     SECOND      THIRD     FOURTH
                    FISCAL 2001                       QUARTER    QUARTER    QUARTER    QUARTER
                    -----------                       -------    -------    -------    -------
(Millions of dollars, except per share data)
Net sales...........................................  $325.4     $299.0     $362.5     $ 496.4
Gross margin........................................   152.3      135.9      172.4       184.5(a)
Net income (loss) before equity loss................     3.0       (9.0)       4.2        (5.3)(b)
Equity and asset impairment losses of minority
  investment........................................      --       (1.0)      (1.1)       (4.4)
Net income (loss)...................................     3.0      (10.0)       3.1        (9.7)(b)
Net income (loss) per common share:
  Basic.............................................  $ 0.17     $(0.55)    $ 0.17     $ (0.53)(b)
  Diluted...........................................    0.17      (0.55)      0.17       (0.53)(b)

                                                       FIRST     SECOND      THIRD     FOURTH
                    FISCAL 2000                       QUARTER    QUARTER    QUARTER    QUARTER
                    -----------                       -------    -------    -------    -------
(Millions of dollars, except per share data)
Net sales...........................................  $295.7     $282.4     $347.1     $456.3
Gross margin........................................   138.2      130.8      169.5      194.7
Net income (loss)...................................     2.4       (5.3)       8.3       20.2
Net income (loss) per common share:
  Basic.............................................  $ 0.13     $(0.29)    $ 0.46     $ 1.13
  Diluted...........................................    0.13      (0.29)      0.45       1.11

------------------------------

(a) Includes one-time charge of $23.0 million for the fourth quarter related to the SKU Reduction Initiative.

(b) Includes after tax one-time charge of $18.4 million, or $1.02 per share, for the fourth quarter related to stores identified for closing in fiscal 2002 and the SKU Reduction Initiative.

                              JO-ANN STORES, INC.

NOTE 15 -- CONSOLIDATING FINANCIAL STATEMENTS

     The Company's 10 3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the years ended February 3, 2001 is as follows:

                                                                FEBRUARY 3, 2001                       JANUARY 29, 2000
                                                      ------------------------------------   ------------------------------------
                                                                GUARANTOR                              GUARANTOR
            CONSOLIDATING BALANCE SHEETS              PARENT   SUBSIDIARIES   CONSOLIDATED   PARENT   SUBSIDIARIES   CONSOLIDATED
            ----------------------------              ------   ------------   ------------   ------   ------------   ------------
                                                                                 (Millions of dollars)
ASSETS
Current assets:
  Cash and temporary cash investments...............  $ 13.8     $   3.7         $ 17.5      $ 16.9     $   4.5         $ 21.4
  Inventories.......................................   181.9       269.1          451.0       203.8       238.7          442.5
  Prepaid expenses and other current assets.........    25.0        12.3           37.3        23.7        10.3           34.0
                                                      ------     -------         ------      ------     -------         ------
Total current assets................................   220.7       285.1          505.8       244.4       253.5          497.9
Property, equipment and leasehold improvements,
  net...............................................    74.6       115.6          190.2        78.7       116.0          194.7
Goodwill, net.......................................      --        27.2           27.2          --        36.3           36.3
Other assets........................................    17.9         1.1           19.0        17.9         0.1           18.0
Intercompany........................................   387.1      (387.1)            --       390.4      (390.4)            --
                                                      ------     -------         ------      ------     -------         ------
Total assets........................................  $700.3     $  41.9         $742.2      $731.4     $  15.5         $746.9
                                                      ======     =======         ======      ======     =======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $127.3     $  36.7         $164.0      $145.9     $   3.7         $149.6
  Accrued expenses..................................    85.3       (25.8)          59.5        81.8       (23.3)          58.5
                                                      ------     -------         ------      ------     -------         ------
Total current liabilities...........................   212.6        10.9          223.5       227.7       (19.6)         208.1
Long-term debt......................................   240.0          --          240.0       245.2          --          245.2
Deferred income taxes...............................    14.2         8.3           22.5        12.5         9.9           22.4
Other long-term liabilities.........................     4.6         2.8            7.4         1.5        10.3           11.8
Shareholders' equity:
  Common stock......................................     1.1          --            1.1         1.0          --            1.0
  Additional paid-in capital........................    99.2          --           99.2        97.9          --           97.9
  Unamortized restricted stock awards...............    (1.2)         --           (1.2)       (2.1)         --           (2.1)
  Retained earnings.................................   167.9        19.9          187.8       186.5        14.9          201.4
                                                      ------     -------         ------      ------     -------         ------
                                                       267.0        19.9          286.9       283.3        14.9          298.2
  Treasury stock, at cost...........................   (38.1)         --          (38.1)      (38.8)         --          (38.8)
                                                      ------     -------         ------      ------     -------         ------
Total shareholders' equity..........................   228.9        19.9          248.8       244.5        14.9          259.4
                                                      ------     -------         ------      ------     -------         ------
Total liabilities and shareholders' equity..........  $700.3     $  41.9         $742.2      $731.4     $  15.5         $746.9
                                                      ======     =======         ======      ======     =======         ======

                              JO-ANN STORES, INC.

NOTE 15 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                             FISCAL YEARS ENDED
                                              --------------------------------------------------------------------------------
                                                         FEBRUARY 3, 2001                          JANUARY 29, 2000
                                              --------------------------------------    --------------------------------------
                                                         GUARANTOR                                 GUARANTOR
   CONSOLIDATING STATEMENTS OF OPERATIONS     PARENT    SUBSIDIARIES    CONSOLIDATED    PARENT    SUBSIDIARIES    CONSOLIDATED
   --------------------------------------     ------    ------------    ------------    ------    ------------    ------------
                                                                           (Millions of dollars)
Net sales...................................  $815.7       $667.6         $1,483.3      $759.1       $622.4         $1,381.5
Cost of sales...............................   486.9        351.3            838.2       412.7        335.6            748.3
                                              ------       ------         --------      ------       ------         --------
Gross margin................................   328.8        316.3            645.1       346.4        286.8            633.2
Selling, general and administrative
  expenses..................................   302.4        286.8            589.2       300.1        233.7            533.8
Depreciation and amortization...............    17.1         21.2             38.3        17.0         15.0             32.0
                                              ------       ------         --------      ------       ------         --------
Operating profit............................     9.3          8.3             17.6        29.3         38.1             67.4
Interest expense............................    29.0           --             29.0        26.2           --             26.2
                                              ------       ------         --------      ------       ------         --------
Income (loss) before income taxes...........   (19.7)         8.3            (11.4)        3.1         38.1             41.2
Income tax provision (benefit)..............    (7.6)         3.3             (4.3)        1.9         13.7             15.6
                                              ------       ------         --------      ------       ------         --------
Net income (loss) before equity loss........   (12.1)         5.0             (7.1)        1.2         24.4             25.6
Equity and asset impairment losses of
  minority investment.......................    (6.5)          --             (6.5)         --           --               --
                                              ------       ------         --------      ------       ------         --------
Net income (loss)...........................  $(18.6)      $  5.0         $  (13.6)     $  1.2       $ 24.4         $   25.6
                                              ======       ======         ========      ======       ======         ========

                              JO-ANN STORES, INC.

NOTE 15 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                                  FISCAL YEARS ENDED
                                                     ----------------------------------------------------------------------------
                                                               FEBRUARY 3, 2001                       JANUARY 29, 2000
                                                     ------------------------------------   -------------------------------------
                                                               GUARANTOR                               GUARANTOR
      CONSOLIDATING STATEMENTS OF CASH FLOWS         PARENT   SUBSIDIARIES   CONSOLIDATED   PARENT    SUBSIDIARIES   CONSOLIDATED
      --------------------------------------         ------   ------------   ------------   -------   ------------   ------------
                                                                                (Millions of dollars)
Net cash flows from operating activities:
  Net income (loss)................................  $(18.6)     $  5.0         $(13.6)     $   1.2      $ 24.4        $  25.6
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating
    activities:
    Depreciation and amortization..................    17.1        21.2           38.3         17.0        15.0           32.0
    Deferred income taxes..........................    (1.6)       (2.6)          (4.2)        (6.4)       19.4           13.0
    Loss on disposal of fixed assets...............     0.7         1.0            1.7         (0.4)        1.6            1.2
    Equity and asset impairment losses of minority
      investment...................................     6.5          --            6.5           --          --             --
  Changes in operating assets and liabilities:
    (Increase) decrease in inventories.............    21.9       (30.4)          (8.5)         9.1       (47.6)         (38.5)
    (Increase) decrease in prepaid expenses and
      other current assets.........................     2.0        (1.0)           1.0        (47.4)       53.3            5.9
    Increase (decrease) in accounts payable........   (15.3)       29.7           14.4        (41.3)       40.5           (0.8)
    Increase (decrease) in accrued expenses........     3.5         0.4            3.9         41.7       (34.9)           6.8
    Settlement of income tax contingency...........      --        (3.5)          (3.5)          --       (16.1)         (16.1)
    Other, net.....................................     2.8         0.2            3.0          0.1        (1.5)          (1.4)
                                                     ------      ------         ------      -------      ------        -------
Net cash provided by (used for) operating
  activities.......................................    19.0        20.0           39.0        (26.4)       54.1           27.7
Net cash flows used for investing activities:
  Capital expenditures.............................   (13.4)      (22.5)         (35.9)       (32.4)      (35.0)         (67.4)
  Minority investment..............................    (6.5)         --           (6.5)          --          --             --
  Other, net.......................................      --         1.7            1.7         18.6       (17.2)           1.4
                                                     ------      ------         ------      -------      ------        -------
Net cash used for investing activities.............   (19.9)      (20.8)         (40.7)       (13.8)      (52.2)         (66.0)
Net cash flows provided by (used for) financing
  activities:
  Proceeds from issuance of senior subordinated
    notes, net.....................................      --          --             --        143.4          --          143.4
  Proceeds from long-term debt.....................    73.7          --           73.7        158.4          --          158.4
  Repayment of long-term debt......................   (78.9)         --          (78.9)      (245.7)         --         (245.7)
  Purchase of common stock.........................    (0.1)         --           (0.1)       (20.0)         --          (20.0)
  Proceeds and tax benefit from exercise of stock
    options........................................      --          --             --          1.9          --            1.9
  Issuance of treasury shares......................     1.0          --            1.0          1.2          --            1.2
  Other, net.......................................     2.1          --            2.1          0.1          --            0.1
                                                     ------      ------         ------      -------      ------        -------
Net cash provided by (used for) financing
  activities.......................................    (2.2)         --           (2.2)        39.3          --           39.3
                                                     ------      ------         ------      -------      ------        -------
Net increase (decrease) in cash....................    (3.1)       (0.8)          (3.9)        (0.9)        1.9            1.0
Cash and temporary cash investments at beginning of
  year.............................................    16.9         4.5           21.4         17.8         2.6           20.4
                                                     ------      ------         ------      -------      ------        -------
Cash and temporary cash investments at end of
  year.............................................  $ 13.8      $  3.7         $ 17.5      $  16.9      $  4.5        $  21.4
                                                     ======      ======         ======      =======      ======        =======

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Jo-Ann Stores, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 7, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 50 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2001.

                                                                     SCHEDULE II

                              JO-ANN STORES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
                                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                                      ----------    ----------    ----------    ----------    ----------
February 3, 2001
Closed store reserve................     $4.4          $7.9(a)       $ --          $3.0          $9.3

January 29, 2000
Closed store reserve................      7.5           0.3            --           3.4           4.4

January 30, 1999
Closed store reserve................      3.8           3.2(b)        6.0(c)        5.5           7.5

------------------------------

(a) Includes $6.7 million accrual for 42 stores identified for closing in fiscal 2002.

(b) Includes $2.7 million of non-recurring charges related to the House of Fabrics acquisition.

(c) Liability recorded under purchase accounting related to the House of Fabrics acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Election of Directors -- Nominees to and Current Members of the Board of Directors" in the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be held on June 7, 2001 (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year. Information required by this
Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934.

     Information required by this Item 10 as to "Involvement in Certain Legal Proceedings" is included under Item 3 "Legal Proceedings" contained in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Election of Directors -- Compensation of Directors" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co. which manages numerous shopping centers. Thirteen of these shopping centers contain stores of our company. Three of the leases were entered into after Mr. Gumberg became a Director of our company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid during fiscal 2001, 2000 and 1999 on these stores amounted to $1.5 million, $1.3 million and $1.2 million, respectively.

     Betty Rosskamm and Alma Zimmerman, two of our directors, and Justin Zimmerman (Alma Zimmerman's spouse) and Jo-Ann Stores have entered into an agreement, dated September 26, 1997, relating to their Jo-Ann Stores Class A and Class B common shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders, and Alma and Justin Zimmerman and their lineal descendants and permitted holders, may each sell up to 200,000 Class A common shares in any calendar year and may not sell more than 100,000 of those shares in any 180-day period. Mrs. Rosskamm, and Mr. and Mrs. Zimmerman collectively, may each sell up to 100,000 of their Class B common shares in any 60-day period. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman sell a number of their Class A common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party to the agreement, and then with the other family's permission, to the Company. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman sell a number of their Class B common shares in excess of the number permitted under the agreement, each family must first offer to sell those shares to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) and (2)  Financial Statements and Financial Statement Schedules

                 The consolidated financial statements and the related financial statement schedule filed as part of this Form 10-K are located as set forth in the index on page 23 of this report.

         (3)     Exhibits

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
3.1   (a)  Amended Articles of Incorporation of Fabri-Centers of
             America, Inc. (filed as an Exhibit to the Registrant's
             Form 10-Q filed with the Commission on September 11, 1995
             and incorporated herein by reference)
3.1   (b)  Certificate of Amendment to the Amended Articles of
             Incorporation (filed as an Exhibit to the Registrant's
             Form 10-K filed with the Commission on April 16, 1999 and
             incorporated herein by reference)
3.2        Regulations of Jo-Ann Stores, Inc., as amended (filed as an
             Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)
4.1        Form of Amended and Restated Rights Agreement, dated October
             31, 2000, between the Registrant and National City Bank,
             as Rights Agent
4.2        Indenture between the Registrant and FCA Financial, Inc.,
             Fabri-Centers of South Dakota, Inc., Fabri-Centers of
             California, Inc., FCA of Ohio, Inc., and House of Fabrics,
             Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10 3/8% Senior Subordinated Notes
             Due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and
             incorporated herein by reference)
4.3        Form of Certificate of the 10 3/8% Senior Subordinated Notes
             due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and
             incorporated herein by reference)
4.4        Registration Rights Agreement among the Registrant, FCA
             Financial, Inc., Fabri-Centers of South Dakota, Inc.,
             Fabri-Centers of California, Inc. FCA of Ohio, Inc., and
             House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner
             & Smith Incorporated, Goldman, Sachs & Co., and Banc One
             Capital Markets, Inc. relating to the 10 3/8% Senior
             Subordinated Notes due 2007 (filed as an exhibit to the
             Registrant's Form S-4 filed with the Commission on June
             16, 1999 and incorporated herein by reference)
10.1       Form of Split Dollar Life Insurance Agreement between the
             Registrant and certain of its officers (filed as an
             Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)*
10.2       List of Executive Officers who are parties to the Split
             Dollar Life Insurance Agreement with the Registrant
10.3       Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984
             (filed as an Exhibit to the Registrant's Form 8-K filed
             with the Commission on December 1, 1993 and incorporated
             herein by reference)*
10.4       Split Dollar Life Insurance Agreements and Assignments
             between the Registrant and Betty Rosskamm dated October
             19, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and
             incorporated herein by reference)*

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.5       Fabri-Centers of America, Inc. 1979 Supplemental Retirement
             Benefit Plan as amended (filed as an Exhibit to the
             Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and Incorporated herein by reference)*
10.6       List of Executive Officers who participate in the
             Registrant's 1979 Supplemental Retirement Plan, as amended
10.7       Fabri-Centers of America, Inc. Executive Incentive Plan
             dated March 19, 1980 as amended (filed as an Exhibit to
             the Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and incorporated herein by reference)*
10.8       Form of Employment Agreement between the Registrant and
             certain Executive Officers (filed as an Exhibit to the
             Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and incorporated herein by reference)*
10.9       List of Executive Officers who are parties to an Employment
             Agreement with the Registrant
10.10      Fabri-Centers of America, Inc. 1990 Employees Stock Option
             and Stock Appreciation Rights Plan, as amended (filed as
             an Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)*
10.11      Fabri-Centers of America, Inc. 1996 Stock Option Plan for
             Non-Employee Directors*
10.12      House of Fabrics, Inc. Non-Standardized 401(k) Plan (filed as an Exhibit to House of Fabrics, Inc.'s (commission file number 1-7927) Form 10-K filed with the Commission on May
             1, 1997 and incorporated herein by reference)*
10.13      Fabric-Centers of America, Inc. 1998 Incentive Compensation
             Plan (filed as an Exhibit to the Registrant's Proxy
             Statement for its Annual Meeting held on June 4, 1998
             filed with the Commission on Schedule 14A on May 8, 1998
             and incorporated herein by reference)*
10.14      Amended and Restated Agreement dated September 26, 1997
             among Fabri-Centers of America, Inc., Betty Rosskamm and
             Justin Zimmerman and Alma Zimmerman (filed as an Exhibit
             to the Registrant's Form 10-K filed with the Commission on
             April 16, 1999 and incorporated herein by reference)
10.15      Credit Agreement dated as of May 5, 1999 among the
             Registrant, as borrower, the Lending Institutions named
             therein, as Lenders, The First National Bank of Chicago,
             as Documentation Agent, Comerica Bank and National City
             Bank, as Co-Agents, and KeyBank National Association, as a
             Lender, the Swing Line Lender, the Issuing Bank and as
             Administrative Agent (filed as an Exhibit to the
             Registrant's Form S-4 filed with the Commission on June
             16, 1999 and incorporated herein by reference)
10.16      Amendment No. 1 dated as of December 14, 1999 to Credit
             Agreement dated as of May 5, 1999 Among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, The First National Bank of Chicago, as
             Documentation Agent, Comerica Bank and National City Bank,
             as Co-Agents and KeyBank National Association, as a
             Lender, the Swing Line Lender, the Issuing Bank and as
             Administrative Agent (filed as an Exhibit to the
             Registrant's Form 10-Q filed with the Commission on
             December 14, 1999 and incorporated herein by reference)
10.17      Amendment No. 2 dated as of March 7, 2000 to Credit
             Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, Bank One, NA, as Documentation Agent, Comerica
             Bank and National City Bank, as Co-Agents, and KeyBank
             National Association, as a Lender, the Swing Line Lender,
             the Issuing Bank and as Administrative Agent (filed as an
             Exhibit to the Registrant's Form 10-K filed with the
             Commission on April 28, 2000 and incorporated herein by
             reference)

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.18      Amendment No. 3 dated as of March 22, 2000 to Credit
             Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, Bank One, NA, as Documentation Agent, Comerica
             Bank and National City Bank, as Co-Agents, and KeyBank
             National Association, as a Lender, the Swing Line Lender,
             the Issuing Bank and as Administrative Agent (filed as an
             Exhibit to the Registrant's Form 10-K filed with the
             Commission on April 28, 2000 and incorporated herein by
             reference)
10.19      Amendment No. 4 dated as of December 11, 2000 to Credit
             Agreement dated as of May 5, 1999 among the Registrant, as borrower, the Lending Institutions named therein, as
             Lenders, Bank One, NA, as Documentation Agent, Comerica
             Bank and National City Bank, as Co-Agents, and KeyBank
             National Association, as a Lender, the Swing Line Lender,
             the Issuing Bank and as Administrative Agent (filed as an
             Exhibit to the Registrant's Form 10-Q filed with the
             Commission on December 12, 2000 and incorporated herein by reference)
12         Ratio of Earnings to Fixed Charges
18         Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the change in inventory
             valuation methods, and filed herewith
21         Subsidiaries of Jo-Ann Stores, Inc.
23         Consent of Independent Public Accountants
24         Power of Attorney

---------------

*Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

By: /s/ ALAN ROSSKAMM                             May 4, 2001
-----------------------------------------------
    Alan Rosskamm
    President and Chief Executive Officer

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

              /s/ BETTY ROSSKAMM*                 Director
------------------------------------------------
                 Betty Rosskamm

              /s/ ALMA ZIMMERMAN*                 Director
------------------------------------------------
                 Alma Zimmerman

                /s/ SCOTT COWEN*                  Director
------------------------------------------------
                  Scott Cowen

               /s/ FRANK NEWMAN*                  Director
------------------------------------------------
                  Frank Newman

                /s/ IRA GUMBERG*                  Director
------------------------------------------------
                  Ira Gumberg*

               /s/ GREGG SEARLE*                  Director
------------------------------------------------
                  Gregg Searle

     The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

             *By: /s/ ALAN ROSSKAMM
  -------------------------------------------     May 4, 2001
        Alan Rosskamm, Attorney-in-Fact

                                EXHIBIT INDEX




EXHIBIT
NUMBER              EXHIBIT DESCRIPTION
-------             -------------------

4.1                 Form of Amended and Restated Rights Agreement, dated
                    October 31, 2000, between the Registrant and National City
                    Bank, as Rights Agent
10.2                List of Executive Officers who are parties to the Split
                    Dollar Life Insurance Agreement with the Registrant
10.6                List of Executive Officers who participate in the
                    Registrant's 1979 Supplemental Retirement Plan, as amended
10.9                List of Executive Officers who are parties to an Employment
                    Agreement with the Registrant
10.11               Jo-Ann Stores, Inc. (formerly Fabri-Centers of America,
                    Inc.) 1996 Stock Option Plan for Non-Employee Directors
12                  Ratio of Earnings to Fixed Charges
18                  Preferability Letter of Arthur Andersen LLP regarding
                    change in accounting policy relating to the change in
                    inventory valuation methods, and filed herewith
21                  Subsidiaries of Jo-Ann Stores, Inc.
23                  Consent of Independent Public Accountants
24                  Power of Attorney