Form 10-Q
period 2001-05-05
JO-ANN STORES INC
filed 2001-06-19
CIK 34151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

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

                            Yes   X                   No
                                -----                     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Common Stock outstanding at June 15, 2001:  9,557,598

         Shares of Class B Common Stock outstanding at June 15, 2001:  8,806,211


================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED MAY 5, 2001
--------------------------------------------------------------------------------

                                                                                                            Page Numbers

PART I.     FINANCIAL INFORMATION:

            Item 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets as of May 5, 2001 and February 3, 2001                       3

                       Consolidated Statements of Operations for the Thirteen Weeks
                       Ended May 5, 2001 and April 29, 2000                                                     4

                       Consolidated Statements of Cash Flows for the Thirteen Weeks
                       Ended May 5, 2001 and April 29, 2000                                                     5

                       Notes to Consolidated Financial Statements                                               6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                                10

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                13

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                                                        14

            Item 2.    Changes in Securities and Use of Proceeds                                                14

            Item 3.    Defaults Upon Senior Securities                                                          14

            Item 4.    Submission of Matters to a Vote of Security Holders                                      14

            Item 5.    Other Information                                                                        14

            Item 6.    Exhibits and Reports on Form 8-K                                                         14

            Signatures                                                                                          15

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                                MAY 5,            FEBRUARY 3,
                                                                                2001                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                   (MILLIONS OF DOLLARS,
                                                                             EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
    Cash and temporary cash investments                                         $ 23.1             $ 17.5
    Inventories                                                                  476.7              451.0
    Prepaid expenses and other current assets                                     38.0               37.3
                                                                                ------             ------
Total current assets                                                             537.8              505.8

Property, equipment and leasehold improvements, net                              226.2              190.2
Goodwill, net                                                                     27.1               27.2
Other assets                                                                      21.1               19.0
                                                                                ------             ------
Total assets                                                                    $812.2             $742.2
                                                                                ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $147.9             $164.0
    Accrued expenses                                                              48.0               59.5
                                                                                ------             ------
Total current liabilities                                                        195.9              223.5

Long-term debt                                                                   345.9              240.0
Deferred income taxes                                                             22.5               22.5
Other long-term liabilities                                                        7.6                7.4

Shareholders' equity:
    Common stock:
       Class A, stated value $0.05 per share; issued and outstanding
          9,529,911 and 9,364,896, respectively                                    0.6                0.6
       Class B, stated value $0.05 per share; issued and outstanding
          8,806,211 and 8,842,123, respectively                                    0.5                0.5
    Additional paid-in capital                                                    99.6               99.2
    Unamortized restricted stock awards                                           (1.1)              (1.2)
    Retained earnings                                                            181.4              187.8
    Accumulated other comprehensive income (loss)                                 (2.5)              --
                                                                                ------             ------
                                                                                 278.5              286.9
    Treasury stock, at cost                                                      (38.2)             (38.1)
                                                                                ------             ------
Total shareholders' equity                                                       240.3              248.8
                                                                                ------             ------
Total liabilities and shareholders' equity                                      $812.2             $742.2
                                                                                ======             ======

See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THIRTEEN WEEKS ENDED
                                                                        -----------------------------
                                                                           MAY 5,           APRIL 29,
                                                                           2001               2000
-----------------------------------------------------------------------------------------------------
                                                                        (MILLIONS OF DOLLARS, EXCEPT
                                                                          SHARE AND PER SHARE DATA)

Net sales                                                                $ 328.9             $ 325.4
Cost of sales                                                              177.8               173.1
                                                                         -------             -------
    Gross margin                                                           151.1               152.3
Selling, general and administrative expenses                               143.5               131.6
Depreciation and amortization                                                9.7                 8.9
                                                                         -------             -------
    Operating profit (loss)                                                 (2.1)               11.8
Interest expense                                                             7.2                 6.9
                                                                         -------             -------
    Income (loss) before income taxes                                       (9.3)                4.9
Income tax provision (benefit)                                              (3.5)                1.9
                                                                         -------             -------
    Net income (loss) before extraordinary item                             (5.8)                3.0
Extraordinary item, loss related to early retirement of debt,
    net of tax benefit of $0.4 million                                      (0.6)               --
                                                                         -------             -------
Net income (loss)                                                        $  (6.4)            $   3.0
                                                                         =======             =======

Net income (loss) per common share - basic and diluted:

     Net income (loss) before extraordinary item                         $ (0.32)            $  0.17
     Extraordinary item, net of tax benefit                                (0.03)               --
                                                                         -------             -------
     Net income (loss)                                                   $ (0.35)            $  0.17
                                                                         =======             =======

Weighted average shares outstanding (millions):

     Basic                                                                  18.3                17.9
                                                                         =======             =======
     Diluted                                                                18.3                18.0
                                                                         =======             =======

See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THIRTEEN WEEKS ENDED
                                                                                  -------------------------------------
                                                                                        MAY 5,             APRIL 29,
                                                                                         2001                 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                           (MILLIONS OF DOLLARS)

Net cash flows from operating activities:
    Net income (loss)                                                                     $ (6.4)            $  3.0
    Adjustments to reconcile net income (loss) to net cash provided by
       (used for) operating activities:
       Depreciation and amortization                                                         9.7                8.9
       Extraordinary item, net of tax                                                        0.6               --
    Changes in operating assets and liabilities:
       Increase in inventories                                                             (25.7)              (3.2)
       (Increase) decrease in prepaid expenses and other current assets                      0.7               (0.8)
       Decrease in accounts payable                                                        (16.1)              (0.9)
       Decrease in accrued expenses                                                        (14.6)              (4.0)
       Other, net                                                                            1.2                1.1
                                                                                          ------             ------
Net cash provided by (used for) operating activities                                       (50.6)               4.1

Net cash flows used for investing activities:
    Capital expenditures                                                                   (45.0)              (8.9)
    Other, net                                                                              (0.9)               1.3
                                                                                          ------             ------
Net cash used for investing activities                                                     (45.9)              (7.6)

Net cash flows provided by financing activities:
    Net increase in credit facilities                                                      105.9                1.8
    Other, net                                                                              (3.8)               1.0
                                                                                          ------             ------
Net cash provided by financing activities                                                  102.1                2.8
                                                                                          ------             ------

Net increase (decrease) in cash                                                              5.6               (0.7)
Cash and temporary cash investments at beginning of period                                  17.5               21.4
                                                                                          ------             ------
Cash and temporary cash investments at end of period                                      $ 23.1             $ 20.7
                                                                                          ======             ======

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                           $ 10.6             $  2.8
       Income taxes, net of refunds                                                          0.2                4.4

See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer operating 991 retail stores in 49 states at May 5, 2001. The 930 traditional and 61 superstores feature a large variety of competitively priced, high quality apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories, and floral and framing products.

        The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2001 interim financial statements have been reclassified in order to conform to the current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

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

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. The impact of stock options is not included in the earnings per common share calculation for the thirteen weeks ended May 5, 2001, as it is anti-dilutive.

NOTE 3  -  FINANCING

         In April 2001, the Company entered into a new $365 million senior secured credit facility (the "Credit Facility") which replaced the Company's prior senior credit and synthetic lease facilities and expires on April 30, 2005. The Credit Facility consists of $325 million in revolving loans and a $40 million term loan.

         Deferred finance charges written-off under the prior senior credit facility totaled $1.0 million, or $0.6 million after tax, and were recorded as an extraordinary item in the first quarter of fiscal 2002. The deferred costs written-off under the synthetic lease facility totaled $0.6 million, or $0.4 million after tax, and were included in selling, general and administrative expenses in the first quarter of fiscal 2002.

NOTE 4  -  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

            The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's Credit Facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company primarily utilizes interest rate swaps to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates.

         Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. In accordance with SFAS No. 133, the Company has reviewed and designated all of its interest rate swap agreements as cash flow hedges and now recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During the first quarter of fiscal 2002, unrealized after tax net losses of $2.5 million were recorded in other comprehensive income (loss), including a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness for the first quarter of fiscal 2002 was $0.2 million and is reflected in interest expense.

NOTE 5  -  CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's 10 3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the thirteen weeks ended May 5, 2001 is as follows:

                                                                MAY 5, 2001                       FEBRUARY 3, 2001
                                                  ---------------------------------------   -------------------------------------
                                                                 GUARANTOR                              GUARANTOR
CONSOLIDATING BALANCE SHEETS                        PARENT     SUBSIDIARIES  CONSOLIDATED    PARENT    SUBSIDIARIES  CONSOLIDATED
-----------------------------------------------------------    ------------  ------------   --------   ------------  ------------
                                                                              (Millions of dollars)
ASSETS
Current assets:
    Cash and temporary cash investments             $ 19.5        $  3.6        $ 23.1        $ 13.8        $  3.7        $ 17.5
    Inventories                                      192.6         284.1         476.7         181.9         269.1         451.0
    Prepaid expenses and other current assets         29.8           8.2          38.0          25.0          12.3          37.3
                                                    ------        ------        ------        ------        ------        ------
Total current assets                                 241.9         295.9         537.8         220.7         285.1         505.8
Property, equipment and leasehold
improvements, net                                     73.7         152.5         226.2          74.6         115.6         190.2
Goodwill, net                                         --            27.1          27.1          --            27.2          27.2
Other assets                                          19.4           1.7          21.1          17.9           1.1          19.0
Intercompany                                         445.1        (445.1)         --           387.1        (387.1)         --
                                                    ------        ------        ------        ------        ------        ------
Total assets                                        $780.1        $ 32.1        $812.2        $700.3        $ 41.9        $742.2
                                                    ======        ======        ======        ======        ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $124.6        $ 23.3        $147.9        $127.3        $ 36.7        $164.0
    Accrued expenses                                  75.3         (27.3)         48.0          85.3         (25.8)         59.5
                                                    ------        ------        ------        ------        ------        ------
Total current liabilities                            199.9          (4.0)        195.9         212.6          10.9         223.5
Long-term debt                                       345.9          --           345.9         240.0          --           240.0
Deferred income taxes                                 14.2           8.3          22.5          14.2           8.3          22.5
Other long-term liabilities                            4.7           2.9           7.6           4.6           2.8           7.4
Shareholders' equity:
    Common stock                                       1.1          --             1.1           1.1          --             1.1
    Additional paid-in capital                        99.6          --            99.6          99.2          --            99.2
    Unamortized restricted stock awards               (1.1)         --            (1.1)         (1.2)         --            (1.2)
    Retained earnings                                156.5          24.9         181.4         167.9          19.9         187.8
    Accumulated other comprehensive income
       (loss)                                         (2.5)         --            (2.5)         --            --            --
                                                    ------        ------        ------        ------        ------        ------
                                                     253.6          24.9         278.5         267.0          19.9         286.9
    Treasury stock, at cost                          (38.2)         --           (38.2)        (38.1)         --           (38.1)
                                                    ------        ------        ------        ------        ------        ------
Total shareholders' equity                           215.4          24.9         240.3         228.9          19.9         248.8
                                                    ------        ------        ------        ------        ------        ------
Total liabilities and shareholders' equity          $780.1        $ 32.1        $812.2        $700.3        $ 41.9        $742.2
                                                    ======        ======        ======        ======        ======        ======

                                                                              THIRTEEN WEEKS ENDED
                                                   --------------------------------------------------------------------------------
                                                                  MAY 5, 2001                                APRIL 29, 2000
                                                   ---------------------------------------     ------------------------------------
                                                                  GUARANTOR                                GUARANTOR
 CONSOLIDATING STATEMENTS OF OPERATIONS              PARENT     SUBSIDIARIES  CONSOLIDATED      PARENT    SUBSIDIARIES CONSOLIDATED
------------------------------------------------------------    ------------  ------------     --------   ------------ ------------
                                                                              (Millions of dollars)

Net sales                                           $179.0         $149.9         $328.9         $178.7       $146.7      $325.4
Cost of sales                                        103.2           74.6          177.8           97.3         75.8       173.1
                                                    ------         ------         ------         ------       ------      ------
Gross margin                                          75.8           75.3          151.1           81.4         70.9       152.3
Selling, general and administrative expenses          78.7           64.8          143.5           68.5         63.1       131.6
Depreciation and amortization                          4.1            5.6            9.7            4.3          4.6         8.9
                                                    ------         ------         ------         ------       ------      ------
Operating profit (loss)                               (7.0)           4.9           (2.1)           8.6          3.2        11.8
Interest expense                                       7.2           --              7.2            6.9         --           6.9
                                                    ------         ------         ------         ------       ------      ------
Income (loss) before income taxes                    (14.2)           4.9           (9.3)           1.7          3.2         4.9
Income tax provision (benefit)                        (3.4)          (0.1)          (3.5)           1.8          0.1         1.9
                                                    ------         ------         ------         ------       ------      ------
Net income (loss) before extraordinary item          (10.8)           5.0           (5.8)          (0.1)         3.1         3.0
Extraordinary item, net of tax benefit                (0.6)          --             (0.6)          --           --          --
                                                    ------         ------         ------         ------       ------      ------
Net income (loss)                                   $(11.4)        $  5.0         $ (6.4)        $ (0.1)      $  3.1      $  3.0
                                                    ======         ======         ======         ======       ======      ======

                                                                                THIRTEEN WEEKS ENDED
                                                   -------------------------------------------------------------------------------
                                                                  MAY 5, 2001                           APRIL 29, 2000
                                                   ---------------------------------------  --------------------------------------
                                                                 GUARANTOR                              GUARANTOR
CONSOLIDATING STATEMENTS OF CASH FLOWS                PARENT    SUBSIDIARIES  CONSOLIDATED    PARENT   SUBSIDIARIES   CONSOLIDATED
--------------------------------------------------------------  ------------  ------------   --------  ------------   ------------
                                                                          (Millions of dollars)

 Net cash flows from operating activities:
     Net income (loss)                              $(11.4)       $  5.0        $ (6.4)       $ (0.1)       $  3.1        $  3.0
     Adjustments to reconcile net income (loss)
     to net cash provided by (used for)
     operating activities:
         Depreciation and amortization                 4.1           5.6           9.7           4.3           4.6           8.9
         Extraordinary item, net of tax                0.6          --             0.6          --            --            --
     Changes in operating assets and liabilities:
         (Increase) decrease in inventories          (10.7)        (15.0)        (25.7)          4.7          (7.9)         (3.2)
         (Increase) decrease in prepaid expenses
            and other current assets                  (3.6)          4.3           0.7          (1.2)          0.4          (0.8)
         Increase (decrease) in accounts payable     (60.7)         44.6         (16.1)         (6.7)          5.8          (0.9)
         Decrease in accrued expenses                (13.1)         (1.5)        (14.6)         (1.9)         (2.1)         (4.0)
         Other, net                                    2.1          (0.9)          1.2           0.4           0.7           1.1
                                                    ------        ------        ------        ------        ------        ------
 Net cash provided by (used for) operating
     activities                                      (92.7)         42.1         (50.6)         (0.5)          4.6           4.1
 Net cash flows used for investing activities:
     Capital expenditures                             (3.5)        (41.5)        (45.0)         (1.8)         (7.1)         (8.9)
     Other, net                                       (0.2)         (0.7)         (0.9)          0.1           1.2           1.3
                                                    ------        ------        ------        ------        ------        ------
 Net cash used for investing activities               (3.7)        (42.2)        (45.9)         (1.7)         (5.9)         (7.6)

 Net cash flows provided by financing activities:
     Net increase in credit facilities               105.9          --           105.9           1.8          --             1.8
     Other, net                                       (3.8)         --            (3.8)          1.0          --             1.0
                                                    ------        ------        ------        ------        ------        ------
 Net cash provided by financing activities           102.1          --           102.1           2.8          --             2.8
                                                    ------        ------        ------        ------        ------        ------

 Net increase (decrease) in cash                       5.7          (0.1)          5.6           0.6          (1.3)         (0.7)
 Cash and temporary cash investments at beginning
     of period                                        13.8           3.7          17.5          16.9           4.5          21.4
                                                    ------        ------        ------        ------        ------        ------
 Cash and temporary cash investments at end of
 period                                             $ 19.5        $  3.6        $ 23.1        $ 17.5        $  3.2        $ 20.7
                                                    ======        ======        ======        ======        ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000

        Net sales for the first quarter of fiscal 2002 increased 1.1%, or $3.5 million, to $328.9 million from $325.4 million in the prior year. The sales increase was attributable to a greater number of superstores in operation. During the first quarter of fiscal 2002, we operated 61 superstores versus 46 superstores in the year ago period. Sales from stores open one year or more ("same-store sales") decreased 2.0%, or $6.3 million, for the first quarter of fiscal 2002 compared to a same-store sales increase of 5.6% for the prior year first quarter. The reduction in same-store sales increases from the prior year was attributable to sales softness experienced due to inventory imbalances at the beginning of the quarter, a lingering effect of our systems conversion in fiscal 2001, and general economic conditions.

         Gross margin decreased $1.2 million compared to the year earlier period. As a percent of net sales, gross margin was 45.9% for the first quarter of fiscal 2002, a decrease of 90 basis points from 46.8% for the same quarter a year earlier. Excluding the impact of the increase in shrink expense, as discussed below, gross margin as a percent of sales increased 110 basis points, due to promotional efforts that were focused on offering value to our customers but at less aggressive discounting than in the prior year.

         Higher shrink expense resulted from a deterioration in our shrink rates of approximately 50 basis points. We adjust our store shrink rates through the performance of annual physical inventories throughout the year. Physical inventories are typically concentrated in the nine months between January and September. During the months of January through April, we inventoried, reconciled and recorded the inventory results of approximately 36% of our stores. The impact on first quarter results related both to stores actually inventoried during the quarter and to an increased shrink accrual required on uninventoried stores based on the results of the inventoried stores. Consequently, shrink expense was $6.9 million, or 200 basis points, worse than our historical shrink rates.

         Selling, general and administrative expenses were 43.6% of net sales for the first quarter of fiscal 2002, versus 40.4% for the same quarter of fiscal 2001. Selling, general and administrative expense leverage was adversely impacted by a negative same-store sales performance for the quarter, coupled with higher store utility costs and higher distribution expenses due to the opening of our second permanent distribution center in Visalia, California. Selling general and administrative expenses for the first quarter of fiscal 2002 also included non-operational charges of $0.6 million for the write-off of deferred costs related to our synthetic lease facility.

        Depreciation and amortization expense increased $0.8 million to $9.7 million from $8.9 million. We began depreciating the cost of our SAP Retail project in April 2000, adding approximately $0.8 million in incremental depreciation expense for the first quarter of fiscal 2002.

        The operating loss for the first quarter of fiscal 2002 was $2.1 million, compared to operating profit of $11.8 million for the first quarter of fiscal 2001.

        Interest expense increased $0.3 million to $7.2 million from $6.9 million in the first quarter of fiscal 2001. Average borrowings for the first quarter of fiscal 2002 were $270.2 million, compared with $245.9 million in the prior year first quarter. The impact of higher average borrowings on interest expense was partially offset by a lower effective interest rate.

        Our effective income tax rate of 38.0% for the first quarter of fiscal 2002 was consistent with the rate for the first quarter of fiscal 2001.

        Net loss before extraordinary item for the quarter was $5.8 million, or $0.32 per diluted share, compared with net income of $3.0 million, or $0.17 per diluted share, for the prior year first quarter.

         In April 2001, we entered into a new four-year $365 million senior secured credit facility (the "Credit Facility"), consisting of a $325 million revolving credit facility and a $40 million term loan facility (the "Term Loan"). The Credit Facility replaced our prior senior credit and synthetic lease facilities. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after tax, or $0.03 per diluted share, and were recorded as an extraordinary item.

        Net loss for the first quarter of fiscal 2002 was $6.4 million, or $0.35 per diluted share, compared with net income of $3.0 million, or $0.17 per diluted share, for the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, including temporary cash investments, increased $5.6 million during the first quarter of fiscal 2002 to $23.1 million as of May 5, 2001.

         Net cash used for operating activities was $50.6 million in the first quarter of fiscal 2002, compared with net cash provided by operating activities of $4.1 million in the first quarter of fiscal 2001. Inventories, net of payables support, increased $41.8 million, compared with an increase of $4.1 million in the first quarter of the prior year, primarily due to additional inventory needed for the start-up of the Visalia distribution center and for the improvement of in-stock levels in our traditional store base.

        Net cash used for investing activities for the first quarter of fiscal 2002 totaled $45.9 million compared with $7.6 million in the first quarter of fiscal 2001. Capital expenditures for the first quarter of fiscal 2002 of $45.0 million include approximately $40.0 million related to the unwind of the synthetic lease facility which was replaced by our new Credit Facility (discussed further under "Financing" below). Excluding the unwind of the synthetic lease, capital expenditures during the first quarter of fiscal 2002 were primarily related to the opening of new superstores and other store related projects.

        During the first quarter of fiscal 2002, we opened three superstores, relocated six traditional stores and closed 19 smaller or under-performing traditional stores. For the balance of fiscal 2002, we expect to open nine superstores and to relocate four traditional stores. We have no material commitments in connection with these planned capital expenditures.

Financing

         We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. In April 2001, we entered into a new senior secured credit facility which expires on April 30, 2005 and which, as explained below, replaced our prior senior credit and synthetic lease facilities. The Credit Facility consists of a $365 million credit facility providing for $325 million in revolving loans and a $40 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. As of May 5, 2001, excess availability exceeded $70.0 million. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility.

         The Term Loan replaces a $40 million synthetic lease facility that we used to finance the construction of our West Coast distribution center located in Visalia, California. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. As a result of the unwind of the synthetic lease facility, we have recorded the appropriate assets and debt obligation of $40 million in the first quarter of fiscal 2002. The Term Loan, while outstanding, reduces availability under the Credit Facility.

         Effective May 15, 2001, the agent for the Credit Facility assumed assignment of our two interest rate swap agreements existing as of February 3, 2001, and on May 16, 2001, terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR rate of 6.72% and notional amount of $90.0 million, reducing to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

Business Outlook

         We estimate net losses for fiscal 2002 will be in the range of $0.60 to $0.70 per share. This is a result of the recent shrink trends, the SKU Reduction Initiative, the opening of the Visalia distribution center, the operation of a three distribution center network until late in the third quarter, as well as the inventory imbalances and out-of-stock issues with which we began the year. The fiscal 2002 estimate includes the first quarter actual loss of $0.35 per share and a projected second quarter loss of $1.10 to $1.20 per share. We continue to expect to report an earnings improvement over last year beginning in the fourth quarter of fiscal 2002.

         In addition, we estimate that non-recurring charges associated with additional store closings and other turnaround initiatives, the evaluation of which is currently being completed, could increase the fiscal 2002 expected loss by $0.30 to $0.50 per share.

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

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth or transition to our new Visalia distribution center, our failure to execute our productivity initiatives, including the SKU Reduction Initiative and the store base productivity review, loss of key management, the availability of merchandise, changes in the competitive pricing for products, and the impact of competitor store openings and closings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. These agreements are insignificant to our operations and financial position.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the "Lortz Complaint") against the Company, on behalf of the Company's former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleges the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. The Lortz Complaint seeks compensatory damages, penalties, attorneys' fees and injunctive relief. This case has been consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. The case is in the early phase of discovery. No trial date has been set. The Company intends to defend this lawsuit vigorously.

         The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the litigation described above, is uncertain, and there can be no assurance that future costs of such litigation would not be material to the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.   OTHER INFORMATION

         Debra Walker, former Executive Vice President, Marketing and E-Commerce for the Company, resigned from the Company on June 15, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits
                --------

                See the Exhibit Index on page 16 of this report.

          b)    Reports on Form 8-K
                -------------------

                Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JO-ANN STORES, INC.

DATE:  June 19, 2001            /s/ Alan Rosskamm
                                ---------------------------
                                By: Alan Rosskamm
                                    President and Chief Executive Officer

                                /s/ Brian P. Carney
                                ---------------------------
                                By: Brian P. Carney
                                    Executive Vice President and Chief Financial
                                    Officer

                               JO-ANN STORES, INC.
            FORM 10-Q FOR THE THIRTEEN WEEK PERIOD ENDED MAY 5, 2001

                                  EXHIBIT INDEX


                                                                                                       SEQUENTIAL
    EXHIBIT NO.                                       DESCRIPTION                                       PAGE NO.
--------------------     -----------------------------------------------------------------------    -----------------
       10.1              Credit Agreement dated as of April 24, 2001 among the Registrant, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance
                         Inc., as Administrative Agent and Collateral Agent, Congress
                         Financial Corporation, as Documentation Agent, GMAC Commercial
                         Credit, LLC, National City Commercial Finance, Inc. and The CIT Group
                         / Business Credit, Inc. as Co-Agents and Fleet Securities Inc. as
                         Arranger and Syndication Agent.                                                   17

       10.2              Amendment No. 1 to Credit Agreement dated as of April 24, 2001                   114