Form 10-Q
period 2001-08-04
JO-ANN STORES INC
filed 2001-09-18
CIK 34151

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


                  FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001

                           COMMISSION FILE NO. 1-6695

                           --------------------------



                               JO-ANN STORES, INC.
             (Exact name of Registrant as specified in its charter)



                  OHIO                                  34-0720629
     (State or other jurisdiction of        I.R.S. Employer Identification No.)
     incorporation or organization)

     5555 DARROW ROAD, HUDSON, OHIO                       44236
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

         Shares of Class A Common Stock outstanding at September 14, 2001:
9,622,651

         Shares of Class B Common Stock outstanding at September 14, 2001:
8,806,211

================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED AUGUST 4, 2001
--------------------------------------------------------------------------------



PART I.        FINANCIAL INFORMATION:                                                                              Page Numbers
               Item 1.     Financial Statements (Unaudited)
                           Consolidated Balance Sheets as of August 4, 2001 and February 3, 2001                        3

                           Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended
                           August 4, 2001 and July 29, 2000                                                             4

                           Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4,
                           2001 and July 29, 2000                                                                       5

                           Notes to Consolidated Financial Statements                                                   6

               Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                                    13

               Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   18

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings                                                                            19

               Item 2.     Changes in Securities and Use of Proceeds                                                    19

               Item 3.     Defaults Upon Senior Securities                                                              19

               Item 4.     Submission of Matters to a Vote of Security Holders                                          19

               Item 5.     Other Information                                                                            19

               Item 6.     Exhibits and Reports on Form 8-K                                                             20

               Signatures                                                                                               21

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 (UNAUDITED)
                                                                                  AUGUST 4,           FEBRUARY 3,
                                                                                    2001                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                      (MILLIONS OF DOLLARS,
                                                                                 EXCEPT SHARE AND PER SHARE DATA)

 ASSETS
 Current assets:
     Cash and temporary cash investments                                              $  22.3             $  17.5
     Inventories                                                                        483.0               451.0
     Prepaid expenses and other current assets                                           38.0                37.3
                                                                                --------------       --------------
 Total current assets                                                                   543.3               505.8

 Property, equipment and leasehold improvements, net                                    222.8               190.2
 Goodwill, net                                                                           26.9                27.2
 Other assets                                                                            21.0                19.0
                                                                                --------------       --------------
 Total assets                                                                          $814.0              $742.2
                                                                                ==============       ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                                  $142.9              $164.0
     Accrued expenses                                                                    41.3                59.5
                                                                                --------------       --------------
 Total current liabilities                                                              184.2               223.5

 Long-term debt                                                                         375.0               240.0
 Deferred income taxes                                                                   22.5                22.5
 Other long-term liabilities                                                              7.9                 7.4

 Shareholders' equity:
     Common stock:
        Class A, stated value $0.05 per share; issued and outstanding
           9,581,893 and 9,364,896, respectively                                          0.6                 0.6
        Class B, stated value $0.05 per share; issued and outstanding
           8,806,211 and 8,842,123, respectively                                          0.5                 0.5
     Additional paid-in capital                                                          99.4                99.2
     Unamortized restricted stock awards                                                 (0.9)               (1.2)
     Retained earnings                                                                  165.3               187.8
     Accumulated other comprehensive income (loss)                                       (2.7)                --
                                                                                --------------       --------------
                                                                                        262.2               286.9
     Treasury stock, at cost                                                            (37.8)              (38.1)
                                                                                --------------       --------------
 Total shareholders' equity                                                             224.4               248.8
                                                                                --------------       --------------
 Total liabilities and shareholders' equity                                            $814.0              $742.2
                                                                                ==============       ==============

 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                             ---------------------------------------------------------------
                                                               AUGUST 4,      JULY 29,           AUGUST 4,      JULY 29,
                                                                  2001          2000               2001           2000
----------------------------------------------------------------------------------------------------------------------------
                                                                      (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)


 Net sales                                                          $330.2         $299.0            $659.1        $624.4
 Cost of sales                                                       191.0          163.1             368.8         336.2
                                                             -----------------------------     -----------------------------
     Gross margin                                                    139.2          135.9             290.3         288.2
 Selling, general and administrative expenses                        146.4          134.2             289.9         265.8
 Depreciation and amortization                                        10.1            9.9              19.8          18.8
                                                             -----------------------------     -----------------------------
     Operating profit (loss)                                         (17.3)          (8.2)            (19.4)          3.6
 Interest expense                                                      8.7            6.3              15.9          13.2
                                                             -----------------------------     -----------------------------
     Loss before income taxes                                        (26.0)         (14.5)            (35.3)         (9.6)
 Income tax benefit                                                   (9.9)          (5.5)            (13.4)         (3.6)
                                                             -----------------------------     -----------------------------
     Loss before equity loss                                         (16.1)          (9.0)            (21.9)         (6.0)
 Equity loss from minority investment                                  --            (1.0)               --          (1.0)
                                                             -----------------------------     -----------------------------
     Loss before extraordinary item                                  (16.1)         (10.0)            (21.9)         (7.0)
 Extraordinary item, loss related to early retirement of
     debt, net of tax benefit of $0.4 million                          --             --               (0.6)          --
                                                             -----------------------------     -----------------------------
 Net loss                                                          $ (16.1)       $ (10.0)          $ (22.5)      $  (7.0)
                                                             =============================     =============================

 Net loss per common share - basic and diluted:
      Net loss before extraordinary item                           $ (0.88)       $ (0.55)          $ (1.20)      $ (0.39)
      Extraordinary item, net of tax benefit                           --             --              (0.03)          --
                                                             -----------------------------     -----------------------------
      Net loss                                                     $ (0.88)       $ (0.55)          $ (1.23)      $ (0.39)
                                                             =============================     =============================

Weighted average shares outstanding (millions):
     Basic and diluted                                                18.4           18.0              18.3          17.9
                                                             =============================     =============================




 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        TWENTY-SIX WEEKS ENDED
                                                                                 -------------------------------------
                                                                                    AUGUST 4,             JULY 29,
                                                                                      2001                 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                        (MILLIONS OF DOLLARS)
 Net cash flows from operating activities:
     Net loss                                                                        $  (22.5)             $  (7.0)
     Adjustments to reconcile net loss to net cash used for
        operating activities:
        Depreciation and amortization                                                    19.8                 18.8
        Equity loss from minority investment                                              --                   1.0
        Extraordinary item, net of tax                                                    0.6                  --
     Changes in operating assets and liabilities:
        Increase in inventories                                                         (32.0)               (45.8)
        Decrease in prepaid expenses and other current assets                             1.0                  0.3
        Increase (decrease) in accounts payable                                         (21.1)                37.1
        Decrease in accrued expenses                                                    (20.8)               (16.6)
        Other, net                                                                        1.8                  0.5
                                                                                 ----------------     ----------------
 Net cash used for operating activities                                                 (73.2)               (11.7)
                                                                                 ----------------     ----------------

 Net cash flows used for investing activities:
     Capital expenditures                                                               (52.5)               (16.6)
     Minority investment                                                                  --                  (6.5)
     Other, net                                                                          (1.1)                 1.2
                                                                                 ----------------     ----------------
 Net cash used for investing activities                                                 (53.6)               (21.9)
                                                                                 ----------------     ----------------

 Net cash flow provided by financing activities:
     Net increase in credit facilities                                                  135.0                 30.1
     Other, net                                                                          (3.4)                 2.5
                                                                                 ----------------     ----------------
 Net cash provided by financing activities                                              131.6                 32.6
                                                                                 ----------------     ----------------

 Net  increase (decrease) in cash and temporary investments                               4.8                 (1.0)
 Cash and temporary cash investments at beginning of period                              17.5                 21.4
                                                                                 ----------------     ----------------
 Cash and temporary cash investments at end of period                                 $  22.3              $  20.4
                                                                                 ================     ================

 Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                      $  13.9              $  13.2
        Income taxes, net of refunds                                                      0.4                  5.5



 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 988 retail stores in 49 states at August 4, 2001. The 923 traditional and 65 superstores feature a large variety of competitively priced, high quality apparel, craft and home decorating fabrics, notions, crafts, seasonal and home decor accessories, and floral and framing products.

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

NOTE 2  - EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options have not been included in the earnings per common share calculation for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000, as their inclusion would be anti-dilutive.

NOTE 3 - FINANCING

         In April 2001, the Company entered into a new $365 million senior secured credit facility (the "Credit Facility") which replaced the Company's prior senior credit and synthetic lease facilities and expires on April 30, 2005. The Credit Facility consists of a $325 million revolving credit facility and a $40 million term loan.

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

NOTE 4  - FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

         The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's Credit Facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. The Company primarily utilizes interest rate swaps to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which supercedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 does not have any effect on the Company's results of operations or financial position.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 eliminates the current requirement to amortize goodwill and intangible assets with indefinite useful lives and addresses the amortization of intangible assets with finite useful lives. In addition, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt this standard in fiscal 2003, which begins on February 3, 2002. The Company is currently in the process of evaluating the potential impact of this statement on the Company's financial statements.

NOTE 6 - OTHER COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income (loss) consists of the following:

                                              THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                       ----------------------------------   ---------------------------------
                                          AUGUST 4,         JULY 29,          AUGUST 4,          JULY 29,
                                            2001              2000               2001              2000
                                       ----------------  ----------------   ---------------   ---------------


 Net loss                                      $(16.1)           $(10.0)           $(22.5)            $(7.0)
 Cumulative effect of change in
   accounting principle                            --                --              (1.7)                --
 Other comprehensive income (loss)               (0.2)               --              (1.0)                --
                                       ----------------  ----------------   ---------------   ---------------
 Comprehensive income (loss)                   $(16.3)           $(10.0)           $(25.2)            $(7.0)
                                       ================  ================   ===============   ===============

NOTE 7  -  CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of August 4, 2001 and February 3, 2001 and for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 are as follows:

CONSOLIDATING BALANCE SHEETS
AUGUST 4, 2001


                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
-------------------------------------------------   ----------  ------------ -----------  -----------
                                                                 (Millions of dollars)
 ASSETS
 Current assets:

     Cash and temporary cash investments             $  18.8      $    3.5   $     --      $   22.3
     Inventories                                       200.3         282.7         --         483.0
     Prepaid expenses and other current assets          28.8           9.2         --          38.0
                                                    ----------  -----------  ----------- -----------
 Total current assets                                  247.9         295.4         --         543.3
 Property, equipment and leasehold improvements,
   net                                                  72.5         150.3         --         222.8
 Goodwill, net                                            --          26.9         --          26.9
 Other assets                                           19.3           1.7         --          21.0
 Investment in subsidiaries                              9.1           --         (9.1)         --
 Intercompany receivable                               457.7           --       (457.7)         --
                                                    ----------  -----------  ----------- -----------
 Total assets                                         $806.5        $474.3     $(466.8)      $814.0
                                                    ==========  ===========  =========== ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

     Accounts payable                                 $116.3       $  26.6   $     --        $142.9
     Accrued expenses                                   72.2         (30.9)        --          41.3
                                                    ----------  -----------  ----------- -----------
 Total current liabilities                             188.5          (4.3)        --         184.2
 Long-term debt                                        375.0           --          --         375.0
 Deferred income taxes                                  14.2           8.3         --          22.5
 Other long-term liabilities                             4.4           3.5         --           7.9
 Intercompany payable                                     --         457.7      (457.7)         --
 Shareholders' equity:
     Common stock                                        1.1           --          --           1.1
     Additional paid-in capital                         99.4           --          --          99.4
     Unamortized restricted stock awards                (0.9)          --          --          (0.9)
     Retained earnings                                 165.3           9.1        (9.1)       165.3
     Accumulated other comprehensive income
       (loss)                                           (2.7)          --          --          (2.7)
                                                    ----------  -----------  ----------- -----------
                                                       262.2           9.1        (9.1)       262.2
     Treasury stock, at cost                           (37.8)          --          --         (37.8)
                                                    ----------  -----------  ----------- -----------
 Total shareholders' equity                            224.4           9.1        (9.1)       224.4
                                                    ----------  -----------  ----------- -----------
 Total liabilities and shareholders' equity           $806.5        $474.3     $(466.8)      $814.0
                                                    ==========  ===========  =========== ===========

CONSOLIDATING BALANCE SHEETS
FEBRUARY 3, 2001

                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
--------------------------------------------------------------  ------------ ------------ -----------
                                                                 (Millions of dollars)
 ASSETS
 Current assets:
     Cash and temporary cash investments             $  13.8      $    3.7   $     --       $  17.5
     Inventories                                       181.9         269.1         --         451.0
     Prepaid expenses and other current assets          25.0          12.3         --          37.3
                                                    ----------  -----------  ----------- -----------
 Total current assets                                  220.7         285.1         --         505.8
 Property, equipment and leasehold improvements,
   net                                                  74.6         115.6         --         190.2
 Goodwill, net                                            --          27.2         --          27.2
 Other assets                                           17.9           1.1         --          19.0
 Investment in subsidiaries                             19.9           --        (19.9)         --
 Intercompany receivable                               387.1           --       (387.1)         --
                                                    ----------  -----------  ----------- -----------
 Total assets                                         $720.2        $429.0     $(407.0)      $742.2
                                                    ==========  ===========  =========== ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                 $127.3       $  36.7   $     --        $164.0
     Accrued expenses                                   85.3         (25.8)        --          59.5
                                                    ----------  -----------  ----------- -----------
 Total current liabilities                             212.6          10.9         --         223.5
 Long-term debt                                        240.0           --          --         240.0
 Deferred income taxes                                  14.2           8.3         --          22.5
 Other long-term liabilities                             4.6           2.8         --           7.4
 Intercompany payable                                     --         387.1      (387.1)         --
 Shareholders' equity:
     Common stock                                        1.1           --          --           1.1
     Additional paid-in capital                         99.2           --          --          99.2
     Unamortized restricted stock awards                (1.2)          --          --          (1.2)
     Retained earnings                                 187.8          19.9       (19.9)       187.8
     Accumulated other comprehensive income
       (loss)                                             --           --          --           --
                                                    ----------  -----------  ----------- -----------
                                                       286.9          19.9       (19.9)       286.9
     Treasury stock, at cost                           (38.1)          --          --         (38.1)
                                                    ----------  -----------  ----------- -----------
 Total shareholders' equity                            248.8          19.9       (19.9)       248.8
                                                    ----------  -----------  ----------- -----------
 Total liabilities and shareholders' equity           $720.2        $429.0     $(407.0)      $742.2
                                                    ==========  ===========  =========== ===========

CONSOLIDATING STATEMENT OF OPERATIONS
THIRTEEN WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000

                                                                AUGUST 4, 2001
                                              ---------------------------------------------------
                                                            GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------  ------------ ------------  -----------
                                                             (Millions of dollars)
Net sales                                        $178.9       $330.4     $(179.1)       $330.2
Cost of sales                                     111.3        258.8      (179.1)        191.0
                                             -----------  ------------ -----------   -----------
Gross margin                                       67.6         71.6          --         139.2
Selling, general and administrative
   expenses                                        74.2         72.2          --         146.4
Depreciation and amortization                       4.0          6.1          --          10.1
                                             -----------  ------------ -----------   -----------
Operating loss                                    (10.6)        (6.7)         --         (17.3)
Interest expense                                   (0.5)         9.2          --           8.7
                                             -----------  ------------ -----------   -----------
Loss before income taxes                          (10.1)       (15.9)         --         (26.0)
Income tax provision (benefit)                     (9.8)        (0.1)         --          (9.9)
                                             -----------  ------------ -----------   -----------
Net loss before equity losses                      (0.3)       (15.8)         --         (16.1)
Equity loss from subsidiaries                     (15.8)         --         15.8            --
                                             -----------  ------------ -----------   -----------
Net income (loss)                               $ (16.1)     $ (15.8)   $   15.8       $ (16.1)
                                              ===========  ============ ===========   ===========





                                                                JULY 29, 2000
                                              ---------------------------------------------------

                                                            GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------  ------------ ------------  -----------
                                                             (Millions of dollars)
Net sales                                       $161.8       $348.1      $(210.9)       $299.0
Cost of sales                                     98.3        275.7       (210.9)        163.1
                                             -----------  ------------ -----------   -----------
Gross margin                                      63.5         72.4           --         135.9
Selling, general and administrative
  expenses                                        66.2         68.0           --         134.2
Depreciation and amortization                      4.4          5.5           --           9.9
                                             -----------  ------------ -----------   -----------
Operating loss                                    (7.1)        (1.1)          --          (8.2)
Interest expense                                  (2.8)         9.1           --           6.3
                                             -----------  ------------ -----------   -----------
Loss before income taxes                          (4.3)       (10.2)          --         (14.5)
Income tax provision (benefit)                    (5.4)        (0.1)          --          (5.5)
                                             -----------  ------------ -----------   -----------
Net income (loss) before equity losses             1.1        (10.1)          --          (9.0)
Equity loss from minority investment              (1.0)         --            --          (1.0)
Equity loss from subsidiaries                    (10.1)         --          10.1            --
                                             -----------  ------------ -----------   -----------
Net income (loss)                              $ (10.0)     $ (10.1)    $   10.1       $ (10.0)
                                             ===========  ============ ===========   ===========

CONSOLIDATING STATEMENT OF OPERATIONS
TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000


                                                                 AUGUST 4, 2001
                                                --------------------------------------------------

                                                           GUARANTOR
                                                  PARENT   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------- ------------ ------------  ------------
                                                              (Millions of dollars)
 Net sales                                          $357.9       $687.4    $(386.2)        $659.1
 Cost of sales                                       220.7        534.3     (386.2)         368.8
                                                -----------  ----------- -----------   -----------
 Gross margin                                        137.2        153.1        --           290.3
 Selling, general and administrative expenses        146.7        143.2        --           289.9
 Depreciation and amortization                         8.1         11.7        --            19.8
                                                -----------  ----------- -----------   -----------
 Operating loss                                      (17.6)        (1.8)       --           (19.4)
 Interest expense                                      6.7          9.2        --            15.9
                                                -----------  ----------- -----------   -----------
 Loss before income taxes                            (24.3)       (11.0)       --           (35.3)
 Income tax provision (benefit)                      (13.2)        (0.2)       --           (13.4)
                                                -----------  ----------- -----------   -----------
 Net loss before equity loss extraordinary
   item                                              (11.1)       (10.8)       --           (21.9)
 Equity loss from subsidiaries                       (10.8)         --        10.8            --
                                                --------------------------------------------------
 Net income (loss) before extraordinary item         (21.9)       (10.8)      10.8          (21.9)
 Extraordinary item, net of tax benefit               (0.6)         --         --            (0.6)
                                                -----------  ----------- -----------   -----------
 Net income (loss)                                 $ (22.5)     $ (10.8) $    10.8        $ (22.5)
                                                ===========  =========== ===========   ===========


                                                                JULY 29, 2000
                                              ---------------------------------------------------
                                                            GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------  ------------ ------------  ------------
                                                             (Millions of dollars)
Net sales                                        $340.5       $590.5     $(306.6)       $624.4
Cost of sales                                     198.6        444.2      (306.6)        336.2
                                             -----------  ------------ -----------   -----------
Gross margin                                      141.9        146.3          --         288.2
Selling, general and administrative
  expenses                                        138.1        127.7          --         265.8
Depreciation and amortization                       8.7         10.1          --          18.8
                                             -----------  ------------ -----------   -----------
Operating profit (loss)                            (4.9)         8.5          --           3.6
Interest expense                                   (2.3)        15.5          --          13.2
                                             -----------  ------------ -----------   -----------
Loss before income taxes                           (2.6)        (7.0)         --          (9.6)
Income tax provision (benefit)                     (3.6)         --           --          (3.6)
                                             -----------  ------------ -----------   -----------
Net income (loss) before equity losses              1.0         (7.0)         --          (6.0)
Equity loss from minority investment               (1.0)         --           --          (1.0)
Equity loss from subsidiaries                      (7.0)         --          7.0           --
                                             -----------  ------------ -----------   -----------
Net income (loss)                              $   (7.0)    $   (7.0)  $     7.0      $   (7.0)
                                             ===========  ============ ===========   ===========

CONSOLIDATING STATEMENTS OF CASH FLOWS
TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000


                                                                            AUGUST 4, 2001
                                                           --------------------------------------------------
                                                                         GUARANTOR
                                                             PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------  ----------- ------------  -----------
                                                                         (Millions of dollars)

Net cash provided by (used for) operating activities         $(119.0)     $  45.8  $      --        $(73.2)

Net cash flows used for investing activities:
    Capital expenditures                                        (6.7)       (45.8)        --         (52.5)
    Other, net                                                  (0.9)        (0.2)        --          (1.1)
                                                          -----------  ----------- ------------  -----------
Net cash used for investing activities                          (7.6)       (46.0)        --         (53.6)

Net cash flows provided by financing activities:
    Net increase in credit facilities                          135.0          --          --         135.0
    Other, net                                                  (3.4)         --          --          (3.4)
                                                          -----------  ----------- ------------  -----------
Net cash provided by financing activities                      131.6          --          --         131.6
                                                          -----------  ----------- ------------  -----------

Net increase (decrease) in cash                                  5.0         (0.2)        --           4.8
Cash and temporary cash investments at beginning of
   period                                                       13.8          3.7         --          17.5
                                                          -----------  ----------- ------------  -----------
Cash and temporary cash investments at end of period         $  18.8     $    3.5  $      --       $  22.3
                                                          ===========  =========== ============  ===========



                                                                             JULY 29, 2000
                                                           --------------------------------------------------
                                                                        GUARANTOR
                                                             PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------  ------------ ------------  ------------
                                                                         (Millions of dollars)

 Net cash provided by (used for) operating activities          $(29.1)     $ 17.4   $      --        $(11.7)

 Net cash flows used for investing activities:
     Capital expenditures                                        (5.1)      (11.5)         --         (16.6)
     Minority investment                                         (6.5)        --           --          (6.5)
     Other, net                                                  (0.1)        1.3          --           1.2
                                                           -----------  ----------- ------------  -----------
 Net cash used for investing activities                         (11.7)      (10.2)         --         (21.9)

 Net cash flows provided by financing activities:
     Net increase in credit facilities                           30.1         --           --          30.1
     Other, net                                                   2.5         --           --           2.5
                                                           -----------  ----------- ------------  -----------
 Net cash provided by financing activities                       32.6         --           --          32.6
                                                           -----------  ----------- ------------  -----------

 Net increase (decrease) in cash                                 (8.2)        7.2          --          (1.0)
 Cash and temporary cash investments at beginning of
   period                                                        16.9         4.5          --          21.4
                                                           -----------  ----------- ------------  -----------
 Cash and temporary cash investments at end of period          $  8.7     $  11.7   $      --        $ 20.4
                                                           ===========  =========== ============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000

         Net sales for the second quarter of fiscal 2002 increased 10.4%, or $31.2 million, to $330.2 million from $299.0 million in the prior year. Sales from stores open one year or more ("same-store sales") increased 9.7% for the second quarter of fiscal 2002 compared with a same-store sales increase of 0.7% for the prior year second quarter. Same-store sales accounted for $27.4 million, or approximately 88% of the overall sales increase for the quarter. The balance of the increase was primarily due to the increased number of superstores in operation. At August 4, 2001, 65 superstores were in operation compared with 51 superstores at July 29, 2000. Sales benefited in part from the Company's previously announced SKU Reduction Initiative to sell off discontinued merchandise. Clearance sales began in May and contributed approximately $17.0 million in sales during the second quarter, but were recorded at a zero gross margin.

         By store format, our same-store sales performance for traditional stores increased 9.2%. This was driven by a 5.2% increase in the average ticket with the balance of the increase driven by increased customer traffic. Same-store sales for superstores increased 10.8% for the quarter, substantially driven by an increase in customer traffic as average ticket held relatively constant with the prior year. All product categories experienced positive same-store sales gains for the quarter, with our seasonal and floral categories performing strongly, generating double-digit same-store sales growth for the quarter.

         As a percent of net sales, gross margin decreased 3.3% to 42.2% for the second quarter of fiscal 2002, from 45.5% for the same quarter a year earlier. Gross margin, as a rate to sales, was negatively impacted by higher shrink expense (1.6%) and zero gross margin sales from the SKU Reduction Initiative (2.3%).

         The shrink expense increase resulted from a deterioration in our shrink rates versus the prior year, consistent with the trend identified in the first quarter. We adjust our store shrink accrual rates through the performance of annual physical inventories taken throughout the year. Physical inventories are typically concentrated in the nine months between January and September. During the second quarter, we inventoried, reconciled and recorded the inventory results of approximately 40% of our stores, bringing our year-to-date results to 75% of our stores inventoried, reconciled and recorded. The impact on second quarter results stemmed both from stores actually inventoried during the quarter and to an increased shrink accrual required on uninventoried sales based on the results of the inventoried stores. Consequently, shrink expense was $6.2 million, or 1.6%, worse than our shrink expense in the prior year second quarter.

         Selling, general and administrative ("SG&A") expenses were 44.3% of net sales for the second quarter of fiscal 2002, versus 44.9% for the second quarter of fiscal 2001. SG&A expense leverage was positively impacted by the overall strong same-store sales growth. SG&A expense leverage improved despite the operation of three distribution centers for the entire quarter, resulting in incrementally higher distribution expense of approximately $1.0 million, and a $1.4 million charge for severance costs associated with a corporate downsizing that was undertaken and completed during the second quarter. The downsizing resulted in an 8% reduction in corporate payroll costs.

         Depreciation and amortization expense increased $0.2 million to $10.1 million from $9.9 million. This increase is attributable to capital expenditures completed in the current and prior year.

         The operating loss for the second quarter of fiscal 2002 was $17.3 million, compared to an operating loss of $8.2 million for the second quarter of fiscal 2001.

         Interest expense increased $2.4 million to $8.7 million from $6.3 million in the second quarter of fiscal 2001. The increase is primarily due to the impact of higher average borrowings and amortization of deferred fees associated with the new credit facility finalized in the first quarter. These increases were partially offset by a lower effective interest rate. Average borrowings for the second quarter of fiscal 2002 increased $87.6 million, to $356.2 million from $268.6 million in the prior year second quarter. The increase in average borrowings is due primarily to the unwind of our synthetic lease facility and a change in our import letter of credit terms from 120 days to "site", as discussed further under "Liquidity and Capital Resources" below.

         Our effective income tax rate of 38.0% for the second quarter of fiscal 2002 was consistent with the rate for the second quarter of fiscal 2001.

         Net loss for the second quarter was $16.1 million, or $0.88 per diluted share, compared to a net loss of $10.0 million, or $0.55 per diluted share, for the prior year second quarter. The second quarter of the prior year included an equity loss from our minority investment in IdeaForest.com of $1.0 million, or $0.05 per diluted share.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000

         Net sales for the first half of fiscal 2002 increased 5.6%, or $34.7 million, to $659.1 million from $624.4 million in the prior year. Same-store sales increased 3.5% for fiscal 2002 compared to a same-store sales increase of 3.2% for the prior year. Same-store sales accounted for $21.2 million, or approximately 61% of this increase. The balance of the increase was primarily due to the increased number of superstores in operation. Sales benefited in part from the Company's previously announced SKU Reduction Initiative to sell off discontinued merchandise. Clearance sales began in May and contributed approximately $17.0 million in sales during the second quarter, but were recorded at a zero gross margin.

         By store format, our same-store sales performance for traditional stores increased 2.9%. This was driven by a 4.1% increase in the average ticket, partially offset by a slight reduction in customer traffic. Same-store sales for superstores increased 4.5% year-to-date, driven by a 6.4% increase in customer traffic as average ticket fell slightly against the prior year.

           As a percent of net sales, gross margin decreased 2.2% to 44.0% for year-to-date fiscal 2002, from 46.2% for the same period a year earlier. Gross margin, as a rate to sales, was negatively impacted by higher shrink expense (1.9%) and zero gross margin sales from the SKU Reduction Initiative (1.2%).

         The shrink expense increase resulted from a deterioration in our shrink versus the prior year. We adjust our store shrink accrual rates through the performance of annual physical inventories taken throughout the year. Physical inventories are concentrated in the nine months between January and September. Year-to-date through the second quarter, we have inventoried, reconciled and recorded the inventory results of over 75% of our stores. The impact on results stemmed both from stores actually inventoried year-to-date and to an increased shrink accrual required on uninventoried sales based on the results of the inventoried stores. Consequently, shrink expense for the year-to-date period was $13.1 million, or 1.9%, worse than our shrink expense for the year-to-date period last year.

         SG&A expenses were 44.0% of net sales for the first half of fiscal 2002, versus 42.6% for fiscal 2001. SG&A expense leverage was negatively impacted by higher distribution expenses due to the opening of our second owned distribution center in Visalia, California, higher store expenses, primarily due to pressure on store expenses resulting from the greater number of etc stores open and higher utility costs, and the accrual of severance costs of $1.4 million associated with a corporate downsizing that was undertaken during the second quarter.

         Depreciation and amortization expense increased $1.0 million to $19.8 million from $18.8 million. This increase is attributable to capital expenditures completed in the current and prior year and two additional months of depreciating the cost of the SAP retail project, which we began depreciating in April 2000.

         The operating loss for the second quarter year-to-date of fiscal 2002 was $19.4 million, compared with an operating profit of $3.6 million for fiscal 2001.

         Year-to-date interest expense increased $2.7 million to $15.9 million from $13.2 million in fiscal 2001. The increase is primarily due to the impact of higher average borrowings and amortization of deferred fees associated with the new credit facility finalized in the first quarter. These increases were partially offset by a lower effective interest rate. Average borrowings for fiscal 2002 increased $55.9 million, to $313.2 million from $257.3 million in the prior year. The increase in average borrowings is due primarily to the unwind of the synthetic lease facility and the change in import letter of credit terms from 120 days to "site", as discussed under "Liquidity and Capital Resources" below.

         Our effective income tax rate of 38.0% for the first two quarters of fiscal 2002 was consistent with the rate used in the prior year.

        Net loss before extraordinary item for the first two quarters was $21.9 million, or $1.20 per diluted share, compared with a net loss of $6.0 million, or $0.39 per diluted share, for the prior year.

         In April 2001, we entered into a new four-year $365 million senior secured credit facility (the "Credit Facility"), consisting of a $325 million revolving credit facility and a $40 million term loan facility (the "Term Loan"). The Credit Facility replaced our prior senior credit and synthetic lease facilities. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item. See the discussion under "Liquidity and Capital Resources - Financing" below.

         Net loss for the first two quarters of fiscal 2002 was $22.5 million, or $1.23 per diluted share, compared with a net loss of $7.0 million, or $0.39 per diluted share, for the prior year. The prior year included an equity loss from our minority investment in IdeaForest.com of $1.0 million, or $0.05 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, including temporary cash investments, increased $4.8 million during the first two quarters of fiscal 2002 to $22.3 million as of August 4, 2001.

         Net cash used for operating activities was $73.2 million in the first half of fiscal 2002, compared to net cash used for operating activities of $11.7 million in the first half of fiscal 2001.

         Inventories increased $32.0 million, compared with an increase of $45.8 million in the prior year first half. Inventories typically increase during the first three quarters of the fiscal year as the Company builds for the peak selling season.

         Accounts payable decreased $21.1 million in the first half of fiscal 2002 despite the increased inventory levels due to payment changes we initiated under our import letter of credit arrangements. We utilize letters of credit in the procurement of imported product for resale. Imported product represents approximately 20% of our total annual purchases. Beginning in late fiscal 2001, we have been changing our dating on import letters of credit to approximately 10 day, or "site terms", from our historic terms of 120 days, in exchange for more favorable cash discount terms from our vendors. This has resulted in an approximately $30 million decrease in accounts payable and a corresponding increase in our debt outstanding.

        Net cash used for investing activities for the first half of fiscal 2002 totaled $53.6 million compared to $21.9 million in the first half of fiscal 2001. Capital expenditures of $52.5 million for the first half of fiscal 2002 include approximately $40.0 million related to the unwind of a synthetic lease facility which was replaced by our new Credit Facility (discussed further under "Financing" below). Excluding the unwind of the synthetic lease, capital expenditures of $12.5 million during the first half of fiscal 2002 related primarily to the opening of seven new superstores and other store related projects.

        During the first half of fiscal 2002, we opened seven superstores, relocated or expanded seven traditional stores and closed 26 smaller or under-performing traditional stores. For the balance of fiscal 2002, we expect to open an additional five superstores, and to relocate or expand three traditional stores. We have no material commitments in connection with these planned capital expenditures.

Financing

         We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. In April 2001, we entered into a new senior secured credit facility which expires on April 30, 2005 and which, as explained below, replaced our prior senior credit and synthetic lease facilities. The Credit Facility consists of a $365 million credit facility providing for $325 million in revolving loans and a $40 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. As of September 14, 2001, excess availability under this facility was $97.3 million. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility.

         The term loan portion of the Credit Facility replaces a $40 million synthetic lease facility that we used to finance the construction of our West Coast distribution center located in Visalia, California. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. As a result of the unwind of the synthetic lease facility, we recorded the appropriate assets and debt obligation of $40 million in the first quarter of fiscal 2002. The term loan, while outstanding, reduces availability under the Credit Facility.

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

BUSINESS OUTLOOK

         We estimate that we will generate a profit, before any non-recurring charges, for the second half of fiscal 2002 in the range of $0.65 to $0.75 per share. Although we expect to report an earnings improvement over the last year beginning in the fourth quarter, third quarter operating results, before non-recurring charges, will most likely yield a net loss. Our actual results in the third and fourth quarter are highly dependent on the sales performance we are able to achieve. As a result, our guidance is subject to further refinement which we will be providing in our future quarterly reports.

         In addition, we estimate that non-recurring charges associated with additional store closings and other turnaround initiatives, the evaluation of which is currently being finalized and we expect to have completed by the end of the third quarter, could increase the fiscal 2002 expected loss by $0.30 to $0.50 per share. This estimate could change based on the final number of stores we ultimately identify for closing.

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

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth or transition to our new Visalia distribution center, our failure to execute our productivity initiatives, including the SKU Reduction Initiative and the store base productivity review, loss of key management, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competitors store openings and closings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. These agreements are insignificant to our operations and financial position.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the "Lortz Complaint") against the Company, on behalf of the Company's former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleges the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. The Lortz Complaint seeks compensatory damages, penalties, attorneys' fees and injunctive relief. This case has been consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. The case is in the discovery phase and no trial date has been set. The Company intends to defend this lawsuit vigorously.

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

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) An Annual Meeting of Shareholders of the Company was held June 7, 2001.
          b) Ira Gumberg and Alma Zimmerman were elected to the Board of Directors in the class whose term of office expires in 2004. Alan Rosskamm, Scott Cowen and Gregg Searle continued as Directors in the class whose term of office expires in 2003. Frank Newman and Betty Rosskamm continued as Directors in the class whose term of office expires in 2002.
          c) The nominees for Directors as listed in the proxy statement were elected with the following vote:

                  Nominee           Votes For                 Votes Withheld

                  Ira Gumberg       5,814,381                      943,493
                  Alma Zimmerman    5,806,151                      951,723

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits
               --------

               No exhibits are filed with this report.

          b)   Reports on Form 8-K
               -------------------

               On August 7, 2001, the Company filed a Current Report on Form 8-K, under Item 5, to report the election of Beryl Raaf to the Company's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     JO-ANN STORES, INC.


DATE:  September 18, 2001            /s/ Alan Rosskamm
                                     ------------------
                                     By:  Alan Rosskamm
                                          President and Chief Executive Officer


                                     /s/ Brian P. Carney
                                     ---------------------------
                                     By:  Brian P. Carney
                                          Executive Vice President and Chief
                                          Financial Officer