Form 10-Q
period 2001-11-03
JO-ANN STORES INC
filed 2001-12-18
CIK 34151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

                           COMMISSION FILE NO. 1-6695

                         ------------------------------
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

     Shares of Class A Common Stock outstanding at December 14, 2001: 9,812,960

     Shares of Class B Common Stock outstanding at December 14, 2001: 8,806,211


================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED NOVEMBER 3, 2001
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION:                                                         Page Numbers

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of November 3, 2001 and February 3, 2001      3

                 Consolidated Statements of Operations for the Thirteen and Thirty-Nine
                 Weeks Ended November 3, 2001 and October 28, 2000                            4

                 Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
                 November 3, 2001 and October 28, 2000                                        5

                 Notes to Consolidated Financial Statements                                   6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                   19

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                            20

         Item 2. Changes in Securities and Use of Proceeds                                    20

         Item 3. Defaults Upon Senior Securities                                              20
         Item 4. Submission of Matters to a Vote of Security Holders                          20

         Item 5. Other Information                                                            20

         Item 6. Exhibits and Reports on Form 8-K                                             20

         Signatures                                                                           21


                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                                 NOVEMBER 3,          FEBRUARY 3,
                                                                                    2001                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                      (MILLIONS OF DOLLARS,
                                                                                 EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
    Cash and temporary cash investments                                             $ 29.1               $  17.5
    Inventories                                                                      467.1                 451.0
    Prepaid expenses and other current assets                                         39.9                  37.3
                                                                               --------------       --------------
Total current assets                                                                 536.1                 505.8

Property, equipment and leasehold improvements, net                                  220.9                 190.2
Goodwill, net                                                                         26.7                  27.2
Other assets                                                                          19.1                  19.0
                                                                               --------------       --------------
Total assets                                                                        $802.8                $742.2
                                                                               ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $151.5                $164.0
    Accrued expenses                                                                  51.4                  59.5
                                                                               --------------       --------------
Total current liabilities                                                            202.9                 223.5

Long-term debt                                                                       356.0                 240.0
Deferred income taxes                                                                 23.5                  22.5
Other long-term liabilities                                                            8.1                   7.4

Shareholders' equity:
    Common stock:
       Class A, stated value $0.05 per share; issued and outstanding
          9,798,356 and 9,320,725, respectively                                        0.6                   0.6
       Class B, stated value $0.05 per share; issued and outstanding
          8,806,211 and 8,842,998 respectively                                         0.5                   0.5
    Additional paid-in capital                                                        99.8                  99.2
    Unamortized restricted stock awards                                               (0.8)                 (1.2)
    Retained earnings                                                                154.0                 187.8
    Accumulated other comprehensive income (loss)                                     (4.4)                  --
                                                                               --------------       --------------
                                                                                     249.7                 286.9
    Treasury stock, at cost                                                          (37.4)                (38.1)
                                                                               --------------       --------------
Total shareholders' equity                                                           212.3                 248.8
                                                                               --------------       --------------
Total liabilities and shareholders' equity                                          $802.8                $742.2
                                                                               ==============       ==============


See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                             ---------------------------------------------------------------
                                                              NOVEMBER 3,    OCTOBER 28,        NOVEMBER 3,   OCTOBER 28,
                                                                  2001          2000               2001           2000
----------------------------------------------------------------------------------------------------------------------------
                                                                      (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)


Net sales                                                         $413.0         $362.5           $1,072.1        $986.9
Cost of sales                                                      230.4          190.1              599.2         526.3
                                                            -----------------------------     -----------------------------
    Gross margin                                                   182.6          172.4              472.9         460.6
Selling, general and administrative expenses                       182.4          148.2              472.3         414.0
Depreciation and amortization                                        9.9            9.6               29.7          28.4
                                                            -----------------------------     -----------------------------
    Operating profit (loss)                                         (9.7)          14.6              (29.1)         18.2
Interest expense                                                     8.6            7.9               24.5          21.1
                                                            -----------------------------     -----------------------------
    Income (loss) before income taxes                              (18.3)           6.7              (53.6)         (2.9)
Income tax provision (benefit)                                      (7.0)           2.5              (20.4)         (1.1)
                                                            -----------------------------     -----------------------------
    Income(loss) before equity loss                                (11.3)           4.2              (33.2)         (1.8)
Equity loss from minority investment                                 --            (1.1)                --          (2.1)
                                                            -----------------------------     -----------------------------
    Income (loss) before extraordinary item                        (11.3)           3.1              (33.2)         (3.9)
Extraordinary item, loss related to early retirement of
    debt, net of tax benefit of $0.4 million                         --             --                (0.6)          --
                                                            -----------------------------     -----------------------------
Net income (loss)                                                 $(11.3)        $  3.1           $  (33.8)       $ (3.9)
                                                            =============================     =============================

Net income (loss) per common share - basic and diluted:
     Net income (loss) before extraordinary item                  $(0.61)         $0.17           $  (1.81)       $(0.21)
     Extraordinary item, net of tax benefit                          --             --            $  (0.03)          --
                                                            -----------------------------     -----------------------------
     Net income (loss)                                            $(0.61)         $0.17           $  (1.84)       $(0.21)
                                                            =============================     =============================

Weighted average shares outstanding (millions):
    Basic                                                           18.5           18.1               18.4          18.0
                                                            =============================     =============================
    Diluted                                                         18.5           18.1               18.4          18.0
                                                            =============================     =============================

See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                 -------------------------------------
                                                                                   NOVEMBER 3,          OCTOBER 28,
                                                                                      2001                 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                        (MILLIONS OF DOLLARS)
Net cash flows from operating activities:
    Net loss                                                                        $  (33.8)             $  (3.9)
    Adjustments to reconcile net loss to net cash used for
       operating activities:
       Depreciation and amortization                                                    29.7                 28.4
       Equity loss from minority investment                                              --                   2.1
       Extraordinary item, net of tax                                                    0.6                  --
    Changes in operating assets and liabilities:
       Increase in inventories                                                         (16.1)              (114.6)
       Decrease in prepaid expenses and other current assets                             0.9                  0.4
       Increase (decrease) in accounts payable                                         (12.5)                78.5
       Decrease in accrued expenses                                                    (13.1)                (5.6)
       Other, net                                                                        3.7                 (1.4)
                                                                                ----------------     ----------------
Net cash used for operating activities                                                 (40.6)               (16.1)
                                                                                ----------------     ----------------

Net cash flows used for investing activities:
    Capital expenditures                                                               (60.4)               (26.5)
    Minority investment                                                                  --                  (6.5)
    Other, net                                                                          (1.1)                 1.0
                                                                                ----------------     ----------------
Net cash used for investing activities                                                 (61.5)               (32.0)
                                                                                ----------------     ----------------

Net cash flow provided by financing activities:
    Net increase in credit facilities                                                  116.0                 51.5
    Other, net                                                                          (2.3)                 2.6
                                                                                ----------------     ----------------
Net cash provided by financing activities                                              113.7                 54.1
                                                                                ----------------     ----------------

Net increase in cash and temporary investments                                          11.6                  6.0
Cash and temporary cash investments at beginning of period                              17.5                 21.4
                                                                                ----------------     ----------------
Cash and temporary cash investments at end of period                                 $  29.1              $  27.4
                                                                                ================     ================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                      $  25.9              $  21.6
       Income taxes, net of refunds                                                      0.8                  5.7


See notes to consolidated financial statements

                               JO-ANN STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 974 retail stores in 49 states at December 6, 2001. The 904 traditional and 70 superstores feature a large variety of competitively priced, high quality apparel, craft and home decorating fabrics, notions, crafts, seasonal and home decor accessories, and floral and framing products.

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

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options have not been included in the earnings per common share calculation for the thirteen and thirty-nine weeks ended November 3, 2001 and the thirty-nine weeks ended October 28, 2000, as their inclusion would be anti-dilutive.

NOTE 3 - STORE CLOSING CHARGE

     The Company has communicated since the fourth quarter of fiscal 2001, when its turnaround plan was announced, and a charge for the SKU Reduction Initiative and 42 store closings was taken, that it expected to take a second charge for store closings in the current fiscal year.

     During the third quarter of fiscal 2002, the Company recorded a $19.7 million store closing charge. This store closing charge includes asset write-downs associated with the closing of 102 traditional stores and either the downsizing or buyout of the remaining lease obligation of four superstores that are under-performing relative to the Company's required performance levels. The charge also includes the estimated cash closing costs and the estimated amount of any remaining rent liability, under non-cancelable lease agreements after the store closing date, for the 77 store closings that are expected to be completed in the next year.

     Approximately $8.0 million of the $19.7 million charge represents asset write-downs that are non-cash in nature. The majority of the charge, $17.1 million, is recorded in selling, general and administrative expenses with the balance, $2.6 million, recorded in cost of sales. The Company expects this to be the final charge related to initiatives undertaken as part of its turnaround plan.

NOTE 4 - FINANCING

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

NOTE 5 - FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's Credit Facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates.

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

     Other comprehensive income (loss) includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income (loss) consists of the following:


                                                              THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                         ------------------------------  ---------------------------------
                                                          NOVEMBER 3,     OCTOBER 28,     NOVEMBER 3,       OCTOBER 28,
                                                             2001             2000            2001              2000
                                                         --------------   -------------  ---------------   ---------------
Net income (loss)                                             $(11.3)           $3.1          $(33.8)           $(3.9)
Cumulative effect of change in accounting principle              --              --             (1.7)              --
Other comprehensive income (loss)                               (1.7)            --             (2.7)              --
                                                        --------------   -------------  ---------------   ---------------
Comprehensive income (loss)                                   $(13.0)           $3.1          $(38.2)           $(3.9)
                                                        ==============   =============  ===============   ===============



NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations". The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 does not have any effect on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 eliminates the current requirement to amortize goodwill and intangible assets with indefinite useful lives and addresses the amortization of intangible assets with finite useful lives. In addition, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt this standard in fiscal 2003, which begins on February 3, 2002. The Company is currently in the process of evaluating the potential impact of this statement on the Company's financial statements. The elimination of goodwill amortization will have a $0.7 million annual positive impact to the Company's reported results of operations.

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") and in August 2001, issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company is required to adopt SFAS No. 143 in fiscal 2004 and SFAS No. 144 in fiscal 2003. The Company does not expect these statements to have a significant impact on the Company's results of operations or financial position.

NOTE 7 - CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The Company's 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of November 3, 2001 and February 3, 2001 and for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 are as follows:

CONSOLIDATING BALANCE SHEETS
NOVEMBER 3, 2001


                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
-------------------------------------------------   ----------  ------------ ------------ -----------
                                                                 (Millions of dollars)

 ASSETS
 Current assets:
     Cash and temporary cash investments             $  24.7      $    4.4   $     --       $  29.1
     Inventories                                       206.4         260.7         --         467.1
     Prepaid expenses and other current assets          25.8          14.1         --          39.9
                                                    ----------  -----------  ----------- -----------
 Total current assets                                  256.9         279.2         --         536.1
 Property, equipment and leasehold improvements,
   net                                                  70.6         150.3         --         220.9
 Goodwill, net                                            --          26.7         --          26.7
 Other assets                                           17.4           1.7         --          19.1
 Investment in subsidiaries                             14.9           --        (14.9)         --
 Intercompany receivable                               453.7           --       (453.7)         --
                                                    ----------  -----------  ----------- -----------
 Total assets                                         $813.5        $457.9     $(468.6)      $802.8
                                                    ==========  ===========  =========== ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                $ 142.7      $    8.8   $      --       $151.5
     Accrued expenses                                   83.3         (31.9)         --         51.4
                                                    ----------  -----------  ----------- -----------
 Total current liabilities                             226.0         (23.1)         --        202.9
 Long-term debt                                        356.0           --           --        356.0
 Deferred income taxes                                  14.7           8.8          --         23.5
 Other long-term liabilities                             4.5           3.6          --          8.1
 Intercompany payable                                     --         453.7      (453.7)         --
 Shareholders' equity:
     Common stock                                        1.1           --           --          1.1
     Additional paid-in capital                         99.8           --           --         99.8
     Unamortized restricted stock awards                (0.8)          --           --         (0.8)
     Retained earnings                                 154.0          14.9       (14.9)       154.0
     Accumulated other comprehensive income
       (loss)                                           (4.4)          --           --         (4.4)
                                                    ----------  -----------  ----------- -----------
                                                       249.7          14.9       (14.9)       249.7
     Treasury stock, at cost                           (37.4)          --           --        (37.4)
                                                    ----------  -----------  ----------- -----------
 Total shareholders' equity                            212.3          14.9       (14.9)       212.3
                                                    ----------  -----------  ----------- -----------
 Total liabilities and shareholders' equity           $813.5        $457.9     $(468.6)      $802.8
                                                    ==========  ===========  =========== ===========


CONSOLIDATING BALANCE SHEETS
FEBRUARY 3, 2001


                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
--------------------------------------------------------------  ------------ ------------ ------------
                                                                 (Millions of dollars)
 ASSETS
 Current assets:
     Cash and temporary cash investments             $  13.8      $    3.7   $     --       $  17.5
     Inventories                                       181.9         269.1         --         451.0
     Prepaid expenses and other current assets          25.0          12.3         --          37.3
                                                    ----------  -----------  ----------- -----------
 Total current assets                                  220.7         285.1         --         505.8
 Property, equipment and leasehold improvements,
  net                                                   74.6         115.6         --         190.2
 Goodwill, net                                            --          27.2         --          27.2
 Other assets                                           17.9           1.1         --          19.0
 Investment in subsidiaries                             19.9           --        (19.9)         --
 Intercompany receivable                               387.1           --       (387.1)         --
                                                    ----------  -----------  ----------- -----------
 Total assets                                         $720.2        $429.0     $(407.0)      $742.2
                                                    ==========  ===========  =========== ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                 $127.3       $  36.7   $     --        $164.0
     Accrued expenses                                   85.3         (25.8)        --          59.5
                                                    ----------  -----------  ----------- -----------
 Total current liabilities                             212.6          10.9         --         223.5
 Long-term debt                                        240.0           --          --         240.0
 Deferred income taxes                                  14.2           8.3         --          22.5
 Other long-term liabilities                             4.6           2.8         --           7.4
 Intercompany payable                                     --         387.1      (387.1)         --
 Shareholders' equity:
     Common stock                                        1.1           --          --           1.1
     Additional paid-in capital                         99.2           --          --          99.2
     Unamortized restricted stock awards                (1.2)          --          --          (1.2)
     Retained earnings                                 187.8          19.9       (19.9)       187.8
     Accumulated other comprehensive income
       (loss)                                             --           --          --           --
                                                    ----------  -----------  ----------- -----------
                                                       286.9          19.9       (19.9)       286.9
     Treasury stock, at cost                           (38.1)          --          --         (38.1)
                                                    ----------  -----------  ----------- -----------
 Total shareholders' equity                            248.8          19.9       (19.9)       248.8
                                                    ----------  -----------  ----------- -----------
 Total liabilities and shareholders' equity           $720.2        $429.0     $(407.0)      $742.2
                                                    ==========  ===========  =========== ===========


CONSOLIDATING STATEMENT OF OPERATIONS
THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000


                                                               NOVEMBER 3, 2001
                                              ---------------------------------------------------

                                                            GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------  ------------ ------------  ------------
                                                             (Millions of dollars)

 Net sales                                        $227.2       $423.4     $(237.6)       $413.0
 Cost of sales                                     139.4        328.6      (237.6)        230.4
                                              -----------  ------------ -----------   -----------
 Gross margin                                       87.8         94.8          --         182.6
 Selling, general and administrative
   expenses                                        104.1         78.3          --         182.4
 Depreciation and amortization                       3.7          6.2          --           9.9
                                              -----------  ------------ -----------   -----------
 Operating profit (loss)                           (20.0)        10.3          --          (9.7)
 Interest expense                                    4.1          4.5          --           8.6
                                              -----------  ------------ -----------   -----------
 Income (loss) before income taxes                 (24.1)         5.8          --         (18.3)
 Income tax benefit                                 (7.0)         --           --          (7.0)
                                              -----------  ------------ -----------   -----------
 Net income (loss) before equity losses            (17.1)         5.8          --         (11.3)
 Equity income from subsidiaries                     5.8          --         (5.8)           --
                                              -----------  ------------ -----------   -----------
 Net income (loss)                                $(11.3)     $   5.8    $   (5.8)       $(11.3)
                                              ===========  ============ ===========   ===========




                                                               OCTOBER 28, 2000
                                              ---------------------------------------------------

                                                            GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------  ------------ ------------  ------------
                                                             (Millions of dollars)

 Net sales                                       $200.6       $425.7      $(263.8)       $362.5
 Cost of sales                                    118.3        335.6       (263.8)        190.1
                                              -----------  ------------ -----------   -----------
 Gross margin                                      82.3         90.1           --         172.4
 Selling, general and administrative
  expenses                                         74.3         73.9           --         148.2
 Depreciation and amortization                      4.1          5.5           --           9.6
                                              -----------  ------------ -----------   -----------
 Operating profit                                   3.9         10.7           --          14.6
 Interest expense                                  (2.8)        10.7           --           7.9
                                              -----------  ------------ -----------   -----------
 Income before income taxes                         6.7          --            --           6.7
 Income tax provision (benefit)                     2.6         (0.1)          --           2.5
                                              -----------  ------------ -----------   -----------
 Net income before equity losses                    4.1          0.1           --           4.2
 Equity loss from minority investment              (1.1)         --            --          (1.1)
 Equity income from subsidiaries                    0.1          --          (0.1)           --
                                              -----------  ------------ -----------   -----------
 Net income (loss)                              $   3.1      $   0.1     $   (0.1)      $   3.1
                                              ===========  ============ ===========   ===========


CONSOLIDATING STATEMENT OF OPERATIONS
THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

                                                                NOVEMBER 3, 2001
                                                --------------------------------------------------

                                                             GUARANTOR
                                                  PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
-----------------------------------------------------------  ------------ ------------  ------------
                                                              (Millions of dollars)

 Net sales                                          $585.1     $1,110.8    $(623.8)      $1,072.1
 Cost of sales                                       360.1        862.9     (623.8)         599.2
                                                -----------  ----------- -----------   -----------
 Gross margin                                        225.0        247.9        --           472.9
 Selling, general and administrative expenses        250.8        221.5        --           472.3
 Depreciation and amortization                        11.8         17.9        --            29.7
                                                -----------  ----------- -----------   -----------
 Operating profit (loss)                             (37.6)         8.5        --           (29.1)
 Interest expense                                     10.8         13.7        --            24.5
                                                -----------  ----------- -----------   -----------
 Loss before income taxes                            (48.4)        (5.2)       --           (53.6)
 Income tax benefit                                  (20.2)        (0.2)       --           (20.4)
                                                -----------  ----------- -----------   -----------
 Net loss before equity loss and extraordinary
  item                                               (28.2)        (5.0)       --           (33.2)
 Equity loss from subsidiaries                        (5.0)         --         5.0            --
                                                --------------------------------------------------
 Net income (loss) before extraordinary item         (33.2)        (5.0)       5.0          (33.2)
 Extraordinary item, net of tax benefit               (0.6)         --         --            (0.6)
                                                -----------  ----------- -----------   -----------
 Net income (loss)                                  $(33.8)   $    (5.0)  $    5.0      $   (33.8)
                                                ===========  =========== ===========   ===========



                                                               OCTOBER 28, 2000
                                              ---------------------------------------------------
                                                            GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------  ------------ ------------  ------------
                                                             (Millions of dollars)

 Net sales                                        $541.1     $1,016.2     $(570.4)       $986.9
 Cost of sales                                     316.9        779.8      (570.4)        526.3
                                              -----------  ------------ -----------   -----------
 Gross margin                                      224.2        236.4          --         460.6
 Selling, general and administrative
  expenses                                         212.4        201.6          --         414.0
 Depreciation and amortization                      12.8         15.6          --          28.4
                                              -----------  ------------ -----------   -----------
 Operating profit (loss)                            (1.0)        19.2          --          18.2
 Interest expense                                   (5.1)        26.2          --          21.1
                                              -----------  ------------ -----------   -----------
 Income (loss) before income taxes                   4.1         (7.0)         --          (2.9)
 Income tax benefit                                 (1.0)        (0.1)         --          (1.1)
                                              -----------  ------------ -----------   -----------
 Net income (loss) before equity losses              5.1         (6.9)         --          (1.8)
 Equity loss from minority investment               (2.1)         --           --          (2.1)
 Equity loss from subsidiaries                      (6.9)         --         6.9            --
                                              -----------  ------------ -----------   -----------
 Net income (loss)                               $  (3.9)   $    (6.9)   $   6.9       $   (3.9)
                                              ===========  ============ ===========   ===========

CONSOLIDATING STATEMENTS OF CASH FLOWS
THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000


                                                                             NOVEMBER 3, 2001
                                                           --------------------------------------------------
                                                                        GUARANTOR
                                                             PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------  ------------ ------------ -----------
                                                                         (Millions of dollars)

 Net cash provided by (used for) operating activities          $(93.2)     $  52.6    $    --        $(40.6)

 Net cash flows used for investing activities:

     Capital expenditures                                        (8.3)       (52.1)        --         (60.4)
     Other, net                                                  (1.3)         0.2         --          (1.1)
                                                           -----------  ----------- ------------  -----------
 Net cash used for investing activities                          (9.6)       (51.9)        --         (61.5)

 Net cash flows provided by financing activities:

     Net increase in credit facilities                          116.0          --          --         116.0
     Other, net                                                  (2.3)         --          --          (2.3)
                                                           -----------  ----------- ------------  -----------
 Net cash provided by financing activities                      113.7          --          --         113.7
                                                           -----------  ----------- ------------  -----------

 Net increase in cash                                            10.9          0.7         --          11.6
 Cash and temporary cash investments at beginning of
   period                                                        13.8          3.7         --          17.5
                                                           -----------  ----------- ------------  -----------
 Cash and temporary cash investments at end of period          $ 24.7      $   4.4    $    --       $  29.1
                                                           ===========  =========== ============  ===========


                                                                            OCTOBER 28, 2000
                                                           --------------------------------------------------
                                                                         GUARANTOR
                                                             PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------  ------------ ------------ -----------
                                                                         (Millions of dollars)

 Net cash provided by (used for) operating activities          $(30.8)     $ 14.7     $    --        $(16.1)

 Net cash flows used for investing activities:

     Capital expenditures                                       (10.3)      (16.2)         --         (26.5)
     Minority investment                                         (6.5)        --           --          (6.5)
     Other, net                                                  (0.2)        1.2          --           1.0
                                                           -----------  ----------- ------------  -----------
 Net cash used for investing activities                         (17.0)      (15.0)         --         (32.0)

 Net cash flows provided by financing activities:

     Net increase in credit facilities                           51.5         --           --          51.5
     Other, net                                                   2.7        (0.1)         --           2.6
                                                           -----------  ----------- ------------  -----------
 Net cash provided by financing activities                       54.2        (0.1)         --          54.1
                                                           -----------  ----------- ------------  -----------

 Net increase (decrease) in cash                                  6.4        (0.4)         --           6.0
 Cash and temporary cash investments at beginning of
   period                                                        16.9         4.5          --          21.4
                                                           -----------  ----------- ------------  -----------
 Cash and temporary cash investments at end of period          $ 23.3     $   4.1     $    --        $ 27.4
                                                           ===========  =========== ============  ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

     Management has communicated since the fourth quarter of fiscal 2001, when our turnaround plan was announced, and a charge for the SKU Reduction Initiative and 42 store closings was taken, that we expected to take a second charge for store closings in the current fiscal year.

     During the third quarter of fiscal 2002, we recorded a $19.7 million store closing charge ("Store Closing Charge"). This Store Closing Charge includes asset write-downs associated with the closing of 102 traditional stores and either the downsizing or buyout of the remaining lease obligation of four superstores that are under-performing relative to our required performance levels. The charge also includes the estimated cash closing costs and the estimated amount of any remaining rent liability, under non-cancelable lease agreements after the store closing date, for the 77 store closings that are expected to be completed in the next year.

     Approximately $8.0 million of the $19.7 million charge represents asset write-downs that are non-cash in nature. The majority of the charge, $17.1 million, is recorded in selling, general and administrative expenses with the balance, $2.6 million, recorded in cost of sales. Management expects this to be the final charge related to initiatives undertaken as part of its turnaround plan.

     Net sales for the third quarter of fiscal 2002 increased 13.9%, or $50.5 million, to $413.0 million from $362.5 million in the prior year. Sales from stores open one year or more ("same-store sales") increased 8.0% for the third quarter of fiscal 2002 compared with a same-store sales decrease of 0.4% for the prior year third quarter. Same-store sales accounted for $28.9 million, or approximately 57% of the overall sales increase for the quarter. The balance of the increase was primarily due to the increased number of superstores in operation. At November 3, 2001, 70 superstores were in operation compared with 55 superstores at October 28, 2000.

     By store format, our same-store sales performance for traditional stores increased 6.1%. This was driven by a 3.3% increase in customer traffic with the balance of the increase due to a higher average ticket. Same-store sales for superstores increased 9.2% for the quarter, which was driven by a 5.0% increase in customer traffic with the balance of the increase due to a higher average ticket. All major product categories experienced positive same-store sales gains for the quarter.

     Management attributes the improvement in same-store sales over last year to an improved inventory in-stock position in its stores. Sales performance was particularly strong in our hardlines and home decor categories. Clearance sales associated with the SKU Reduction Initiative contributed approximately $13.0 million in sales during the third quarter, but were recorded at a zero gross margin. At the end of the third quarter, we are approximately 65% sold through on this clearance product. We currently anticipate that the SKU Reduction Initiative will be completed by the end of our first quarter of fiscal 2003.

     As a percent of net sales, gross margin was 44.2% for the third quarter of fiscal 2002 compared with 47.6% for the same quarter a year earlier, a decrease of 3.4%. Of this decrease, 1.5% is attributable to the zero gross margin sales from the SKU Reduction Initiative and 0.6% is attributable to the Store Closing Charge recorded during the quarter. Excluding these two items, a more normalized margin rate for the quarter was 46.3%, a decrease of 1.3% from a year ago. The primary causes for this decrease were lower income from vendor purchase discounts during the quarter, resulting from successful execution of our plans to lower inventory levels, and higher shrink expense.

     The shrink expense increase resulted from a deterioration in our shrink rates versus the prior year, consistent with the trend identified in the first half of the year and disclosed in our first and second quarter Form 10-Q filings this year. Our store shrink accrual rates are adjusted based upon the performance of annual physical inventories taken throughout the year. Physical inventories are typically concentrated in the nine months between January and September. During the third quarter, we inventoried, reconciled and recorded the inventory results of approximately 25% of our stores bringing our year-to-date results to 100% of our stores inventoried, reconciled and recorded. Shrink expense was $2.5 million worse than our shrink expense in the prior year third quarter.

     Selling, general and administrative ("SG&A") expenses were 44.2% of net sales for the third quarter of fiscal 2002, versus 40.9% for the third quarter of fiscal 2001, an increase of 3.3%. The Store Closing Charge recorded in SG&A in the third quarter fiscal 2002 increased SG&A expenses as a percentage of sales by 4.2%. Excluding this charge, positive expense leverage was realized in both store and non-store expenses, with good cost controls complementing the favorable impact of improved same-store sales growth.

     Depreciation and amortization expense increased $0.3 million to $9.9 million from $9.6 million. This increase is attributable to capital expenditures completed in the current and prior year.

     Operating income for the third quarter of fiscal 2002, excluding the Store Closing Charge of $19.7 million, was $10.0 million, compared to an operating income of $14.6 million for the third quarter of fiscal 2001.

     Interest expense increased $0.7 million to $8.6 million from $7.9 million in the third quarter of fiscal 2001. The increase is primarily due to the impact of higher average borrowings partially offset by a lower effective interest rate. Average borrowings on the revolver for the third quarter of fiscal 2002 increased $81.2 million, to $226.6 million from $145.4 million in the prior year third quarter. The increase in average borrowings is due primarily to the unwind of our synthetic lease facility and a change in our import letter of credit terms from 120 days to "site", as discussed further under "Liquidity and Capital Resources" below.

     Our effective income tax rate of 38.0% for the third quarter of fiscal 2002 was consistent with the rate for the third quarter of fiscal 2001.

     Net loss for the third quarter was $11.3 million, or $0.61 per diluted share, compared to net income of $3.1 million, or $0.17 earnings per diluted share, for the prior year third quarter. Excluding the Store Closing Charge, net income for the current year third quarter was $0.05 earnings per diluted share.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000

     Net sales for the first three quarters of fiscal 2002 increased 8.6%, or $85.2 million, to $1,072.1 million from $986.9 million in the prior year. Same-store sales increased 5.2% year-to-date compared to a same-store sales increase of 1.8% for the same period of the prior year. Same-store sales accounted for $50.1 million, or approximately 59% of the increase. The balance of the increase was primarily due to the increased number of superstores in operation.

     By store format, our same-store sales performance for traditional stores increased 4.2%. This was driven by a 3.2% increase in the average ticket with the balance of the increase driven by increased customer traffic. Same-store sales for superstores increased 6.4% year-to-date, driven by a 6.7% increase in customer traffic as the average ticket fell slightly against the prior year. All of our major product lines experienced positive same-store sales growth year-to-date.

     Management attributes the improvement in same-store sales year over year to an improved store inventory in-stock position in its stores. Sales performance was particularly strong in our hardlines and home decor categories. Clearance sales associated with the SKU Reduction Initiative contributed approximately $30.0 million in sales year-to-date, but were recorded at a zero gross margin. At the end of the third quarter, we are approximately 65% sold through on this clearance product. We currently anticipate that the SKU Reduction Initiative will be completed by the end of our first quarter of fiscal 2003.

     As a percent of net sales, gross margin was 44.1% for year-to-date fiscal 2002 versus 46.7% for the same period a year earlier, a decrease of 2.6%. Of this decrease, 1.3% is attributable to the zero gross margin sales from the SKU Reduction Initiative and 0.2% is attributable to the Store Closing Charge recorded during the third quarter. Excluding these two items, a more normalized margin rate year-to-date was 45.6%, a decrease of 1.1% from the same period a year ago. The primary cause for this decrease was higher shrink expense.

     The shrink expense increase resulted from a deterioration in our shrink rate versus the prior year, consistent with the trend identified in the first half of the year and disclosed in our first and second quarter Form 10-Q filings this year. Our store shrink accrual rates are adjusted based upon the performance of annual physical inventories taken throughout the year. Physical inventories are concentrated in the nine months between January and September. At the end of the third quarter, we had inventoried, reconciled and recorded the inventory results of all our stores. Shrink expense for the year-to-date period was $15.6 million, or 1.2% as a percentage of sales, worse than our shrink expense for the year-to-date period last year.

     SG&A expenses were 44.1% of net sales for the first three quarters of fiscal 2002, versus 41.9% for fiscal 2001, an increase of 2.2%. The Store Closing Charge increased SG&A expenses as a percentage of sales by 1.7%. Excluding this charge, SG&A expense leverage was negatively impacted primarily by higher distribution expenses due to the opening of our second owned distribution center in Visalia, California. The opening of this distribution center necessitated operating a three distribution center network for approximately the first eight months of this year until the contract facility was closed in September.

     Depreciation and amortization expense increased $1.3 million to $29.7 million from $28.4 million. This increase is attributable to capital expenditures completed in the current and prior year and two additional months of depreciating the cost of the SAP retail project, which begun depreciating in April 2000.

     The operating loss for year-to-date fiscal 2002, excluding the Store Closing Charge of $19.7 million, was $9.4 million, compared to an operating income of $18.2 million for fiscal 2001.

     Year-to-date interest expense increased $3.4 million to $24.5 million from $21.1 million in fiscal 2001. The increase is primarily due to the impact of higher average borrowings partially offset by a lower effective interest rate. Average borrowings on the revolver for fiscal 2002 increased $64.3 million, to $184.3 million from $120.0 million in the prior year. The increase in average borrowings is due primarily to the unwind of the synthetic lease facility and the change in import letter of credit terms from 120 days to "site", as discussed under "Liquidity and Capital Resources" below.

     Our effective income tax rate of 38.0% for the first three quarters of fiscal 2002 was consistent with the rate used in the prior year.

     Net loss for the first three quarters was $33.8 million, or $1.84 per diluted share, compared with a net loss of $3.9 million, or $0.21 loss per diluted share, for the prior year. Excluding the extraordinary item discussed below and the Store Closing Charge, net loss year-to-date was $21.0 million, or $1.15 loss per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, including temporary cash investments, increased $11.6 million during the first three quarters of fiscal 2002 to $29.1 million as of November 3, 2001.

     Net cash used for operating activities was $40.6 million in the first three quarters of fiscal 2002, compared to net cash used for operating activities of $16.1 million in the first three quarters of fiscal 2001.

     Inventories increased $16.1 million, compared with an increase of $114.6 million in the first three quarters of the prior year. Inventories typically increase during the first three quarters of the fiscal year as the Company builds for the peak selling season. The smaller increase in fiscal 2002 is attributable to the Company successfully executing its plans to reduce overall inventory levels by fiscal year-end through a combination of the SKU Reduction Initiative and better utilization of the forecasting and replenishment capabilities aided by the installation of new enterprise-wide merchandising information systems in the prior year. Management has a stated objective of reducing inventory levels to $420 million by the end of the fiscal year.

     Accounts payable decreased $12.5 million in the first three quarters of fiscal 2002 despite the increased inventory levels, due to payment changes we initiated under our import letter of credit arrangements. We utilize letters of credit in the procurement of imported product for resale. Imported product represents approximately 20% of our total annual purchases. Beginning in late fiscal 2001, we have been changing our dating on import letters of credit to approximately 10 day, or "site terms", from our historic terms of 120 days, in exchange for more favorable cash discount terms from our vendors. This resulted in an approximately $30 million decrease in accounts payable and a corresponding increase in our debt outstanding.

     Net cash used for investing activities for the first three quarters of fiscal 2002 totaled $61.5 million compared to $32.0 million in the first three quarters of fiscal 2001. Capital expenditures of $60.4 million for the first half of fiscal 2002 include approximately $40.0 million related to the unwind of a synthetic lease facility which was replaced by our new Credit Facility (discussed further under "Financing" below). Excluding the unwind of the synthetic lease, capital expenditures of $20.4 million during the first three quarters of fiscal 2002 related primarily to the opening of 12 new superstores and other store related projects.

     During the first three quarters of fiscal 2002, we opened 12 superstores, relocated or expanded nine traditional stores and closed 30 smaller or under-performing traditional stores. For the balance of fiscal 2002, we expect to relocate one traditional store and to close 30 smaller traditional stores.

Financing

     We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. In April 2001, we entered into a new senior secured credit facility which expires on April 30, 2005 and replaced our prior senior credit and synthetic lease facilities. The Credit Facility consists of a $365 million credit facility providing for $325 million in revolving loans and a $40 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. As of December 14, 2001, excess availability under this facility was $166.2 million. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility.

     The term loan portion of the Credit Facility replaces a $40 million synthetic lease facility that we used to finance the construction of our West Coast distribution center located in Visalia, California. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. As a result of the unwind of the synthetic lease facility, we recorded the appropriate assets and debt obligation of $40 million on our balance sheet in the first quarter of fiscal 2002.

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

BUSINESS OUTLOOK

     We believe that we will demonstrate further progress in our turnaround plan by returning to profitability in the fourth quarter and continuing into the next fiscal year. Provided we are able to achieve our sales goals for the fourth quarter, which call for a same-store sales increase of 5-6% versus a 0.2% same-store sales increase in the fourth quarter of last year, we should see a modest improvement in operating performance in the fourth quarter. However, our actual results in the fourth quarter are highly dependent on the sales performance we are able to achieve.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, our failure to manage our growth, our failure to execute our productivity initiatives, including the SKU Reduction Initiative and the store base productivity initiative, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competitors store openings and closings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's Credit Facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates (See Note 5 - Fair Value of Derivative Financial Instruments).

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



                                       JO-ANN STORES, INC.

DATE: December 18, 2001                /s/ Alan Rosskamm
                                       ------------------
                                       By: Alan Rosskamm
                                           President and Chief Executive Officer


                                       /s/ Brian P. Carney
                                       ---------------------------
                                       By: Brian P. Carney
                                           Executive Vice President and Chief
                                           Financial Officer