Form 10-K
period 2002-02-02
JO-ANN STORES INC
filed 2002-05-02
CIK 34151

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     As of April 12, 2002, there were 10,001,176 shares of Class A Common Stock and 8,813,511 shares of Class B Common Stock outstanding and the aggregate market value of these Common Shares (based upon the closing price on April 11, 2002 of these shares on the New York Stock Exchange) of the Registrant held by persons other than affiliates of the Registrant was approximately $278.7 million.

     Documents incorporated by reference:

     Portions of the following documents are incorporated by reference:

        Proxy Statement for 2002 Annual Meeting of Shareholders -- Items 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Except as otherwise stated, the information contained in this report is given as of February 2, 2002, the end of our latest fiscal year. The words "Jo-Ann Stores, Inc.," "Jo-Ann Stores," "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Registrant," "Company," "we," "our," and "us" refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2002 ended February 2, 2002).

ITEM 1. BUSINESS

     We are the largest national category-dominant retailer serving the retail fabric and craft industry. We were founded as a single retail store in 1943 and as of February 2, 2002 we operated 889 Jo-Ann Fabrics and Crafts traditional stores in 49 states and 70 Jo-Ann etc superstores in 16 states. We serve the approximately 76 percent of U.S. households that have engaged in crafts and hobbies by offering a large variety of competitively priced, high quality apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

     Our traditional stores primarily serve small and middle markets, and our superstores serve selected markets where traditional store performance and area demographics are favorable. Our traditional stores average approximately 14,300 square feet. Over the past five years we have strategically relocated certain traditional stores, increasing average square footage per store approximately 13 percent and sales per square foot by approximately 20 percent. As a result, net sales per traditional store have increased to $1.3 million over this period. In November 1995, we opened our first large format "category killer" superstore which offers an expanded and more comprehensive product assortment than our traditional stores. Our superstores average approximately 46,000 square feet and in fiscal 2002 generated more than four times the revenue and over 30 percent higher sales per square foot than our traditional stores. We believe our superstores, which accounted for over 23 percent of fiscal 2002 net sales, present opportunities for future sales growth.

     Historically, we have grown and increased market share principally through existing store growth, new store openings and strategic acquisitions. In fiscal 2001, we experienced significant difficulties with the implementation of our enterprise-wide system ("SAP Retail"). These difficulties impacted our ability to stay in stock on key basic products while, at the same time, resulted in our being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered. These issues, coupled with a weak retail environment, resulted in a same-store sales performance of 1.3 percent for fiscal 2001, our lowest same-store sales performance in six years.

     As a result of our recent decline in earnings trends, significant debt and inventory levels, and SAP Retail implementation issues, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. Last year, we announced the implementation of our turnaround plan. See "Turnaround Charges" discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS STRATEGY

     We intend to improve our operating performance by growing same-store sales, improving product margins, improving leverage of store and administrative operating expenses and reducing interest expense through debt reduction. Key elements of this business strategy are:

     Grow Same-Store Sales. Both our traditional stores and superstores present opportunities to improve same-store sales. Our focus in this effort is maintaining improved inventory in-stocks, improved retail advertising, merchandise driven initiatives and store optimization. SAP Retail together with our improved distribution network structure, is providing excellent tools to accomplish these goals. The past year demonstrated that as in-stocks improved, we were able to supply the desired merchandise on a consistent basis and our customers responded favorably. We feel we have significant opportunity to continue to leverage improvements as we refine our operations moving forward. The superstore, in particular, has become a much more significant component of our business, generating over 23 percent of total sales in fiscal 2002. We feel there is substantial same-store sales growth to be achieved as we advertise and merchandise this store concept more effectively.

     Improve Merchandise Margins. We believe we can improve margins by improving supply chain management and merchandising in our stores. We continually examine our product sourcing opportunities to improve our partnerships with our vendors or source through different channels. Further, SAP Retail has provided substantial flexibility in assessing product performance and we measure all of our product utilizing gross margin return on investment ("GMROI"). This process enables us to improve our product selection in our store inventory mix and allows us to reduce non-performing product. SAP Retail also provides the flexibility to target specific SKU item performance and placement in the locations where maximum results can be obtained.

     Improve Expense Leverage. We believe we can improve expense leverage by improving the operation of our superstores and maintaining a diligent focus on overall expense control. We completed a cost-reduction initiative in fiscal 2002, eliminating approximately 8 percent of our store support center payroll. Store level expenses are tightly controlled, and as we improve our superstore model, we expect to obtain additional leverage from these stores. Through the use of improved technology, including the roll-out of broadband communication to all of our stores in fiscal 2003, we expect to improve store productivity and communication, thereby containing our expense leverage. Completion of our new network distribution structure, with the opening of our Visalia, California distribution center in April 2001, provides the ability to leverage distribution expenses through improved direct delivery to our stores with less regional "pool" points. We continue to examine opportunities to eliminate costs from our operating structure.

     Reduce Interest Expense Through Debt Reduction. Our debt-to-capitalization ratio at February 2, 2002 was 49.0 percent. We are focused on operational performance improvements and the generation of cash flow for debt reduction. No new store growth is planned for fiscal 2003 and we will only proceed with growth in fiscal 2004 if our operational performance has been restored to a level where growth is warranted. We have set a debt-to-capitalization ratio goal of 30 percent to 35 percent within the next two years and we believe that level can be maintained while growing our store base. Improved inventory productivity enabled debt reduction during fiscal 2002 and we believe additional opportunity exists to improve inventory turns and grow our sales base without necessarily increasing our inventory investment.

STORES

     The following table shows our stores by type and state at February 2, 2002:

                       TRADITIONAL   SUPERSTORE   TOTAL                          TRADITIONAL   SUPERSTORE   TOTAL
                       -----------   ----------   -----                          -----------   ----------   -----
Alabama..............        3           --          3      Nebraska...........        6           --          6
Alaska...............        5           --          5      Nevada.............        4            3          7
Arizona..............       15            4         19      New Hampshire......       10           --         10
Arkansas.............        3           --          3      New Jersey.........       16           --         16
California...........      104            5        109      New Mexico.........        6           --          6
Colorado.............       14           --         14      New York...........       41            7         48
Connecticut..........       15            2         17      North Carolina.....        9           --          9
Delaware.............        3           --          3      North Dakota.......        4           --          4
Florida..............       51            6         57      Ohio...............       61            9         70
Georgia..............       10            6         16      Oklahoma...........        5           --          5
Idaho................        9           --          9      Oregon.............       26           --         26
Illinois.............       44           --         44      Pennsylvania.......       58           --         58
Indiana..............       28            2         30      Rhode Island.......        2           --          2
Iowa.................       11           --         11      South Carolina.....        2           --          2
Kansas...............        9            1         10      South Dakota.......        2           --          2
Kentucky.............        5           --          5      Tennessee..........        3            3          6
Louisiana............        7           --          7      Texas..............       59           --         59
Maine................        5           --          5      Utah...............       13           --         13
Maryland.............       20            3         23      Vermont............        4           --          4
Massachusetts........       25           --         25      Virginia...........       22           --         22
Michigan.............       47           10         57      Washington.........       34            3         37
Minnesota............       18            5         23      West Virginia......        6           --          6
Mississippi..........        2           --          2      Wisconsin..........       22           --         22
Missouri.............       12            1         13      Wyoming............        2           --          2
                                                                                     ---           --        ---
Montana..............        7           --          7      Total..............      889           70        959
                                                                                     ===           ==        ===

     The following table reflects the number of stores opened, expanded or relocated, closed and acquired during each of the past five fiscal years (square footage in thousands):

                                                          STORES IN
   FISCAL     STORES   EXPANDED OR   STORES    STORES    OPERATION AT   SQUARE
    YEAR      OPENED    RELOCATED    CLOSED   ACQUIRED     YEAR-END     FOOTAGE
   ------     ------   -----------   ------   --------   ------------   -------
    1998        24         42         (35)       --           903       12,119
    1999        31         26         (47)      171(1)      1,058       15,270
    2000        29         22         (61)       --         1,026       15,642
    2001        18          9         (37)       --         1,007       16,068
    2002        12         10         (60)       --           959       15,897

---------------

(1) In April 1998, we completed a merger with House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. Of the 261 stores acquired, 90 stores were consolidated with existing traditional stores. As a result, 171 net new units were added to the store base.

     Our new store opening costs depend on the building type, store size and general cost levels in the area. During fiscal 2002, we opened 12 superstores, with an average square footage per store of approximately 41,300 square feet. Our average net opening cost of these superstores was $1.2 million per store, which included leasehold improvements, furniture, fixtures and equipment and pre-opening expenses. The initial inventory investment, net of payables support, associated with each new superstore in fiscal 2002 was $0.8 million.

     During fiscal 2003, we do not expect to open any new stores. We expect to relocate 6 traditional stores, and have committed to leases for 2 of these 6 planned projects.

PRODUCT SELECTION

     Each of our stores feature a broad selection of softlines (apparel, craft and home decorating fabrics and notions) and hardlines (craft, seasonal, and home accessories and floral and framing merchandise).

     The following table shows our sales by principal product line as a percentage of total net sales:

                                                         FISCAL YEAR ENDED
                                              ---------------------------------------
                                              FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                 2002          2001          2000
                                              -----------   -----------   -----------
Principal product line:
  Softlines.................................       64%           63%           64%
  Hardlines.................................       36            37            36
                                                  ---           ---           ---
     Total..................................      100%          100%          100%
                                                  ===           ===           ===

     Historically, our traditional stores have carried a full selection of softlines and a convenience assortment of hardlines. Our superstores offer a competitive assortment of merchandise in all of our product lines and have a more diversified sales mix. During fiscal 2002, 48 percent of superstore net sales were derived from softlines and 52 percent from hardlines.

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

     During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from September through December. Accordingly, a fully developed seasonal merchandising program, including inventory, merchandise layout and instructional ideas, is implemented in every store during our third quarter of each fiscal year. This program includes increasing inventory levels so that each store is fully stocked during our peak-selling season.

     During the fourth quarter of fiscal 2001, we commenced an inventory productivity initiative (the "SKU Reduction Initiative"), which entailed a thorough review of inventory investment and gross margin performance by item or stock-keeping unit ("SKU"). This analysis identified approximately 10,000 active items, greater than $50 million at cost, that were under performing and we decided to discontinue. At the end of fiscal 2002, this initiative was substantially completed.

     We are committed to an ongoing, disciplined, detailed review of our product mix. Although additional product may be targeted for reduction based on that analysis, we believe that the extent of such reduction decisions will be more comparable to what is the normal course of business practices in retailing.

MARKETING

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

     During June 2000, we announced the formation of a strategic relationship with IdeaForest, an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. We provide product to the site, with customer fulfillment and service being handled by IdeaForest.

PURCHASING

     We have numerous competitive domestic and international sources of supply available for each category of product that we sell. During fiscal 2002, approximately 80 percent of our purchases were sourced domestically and 20 percent were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represent more than three percent of our purchasing volume and the top ten suppliers represent less than 20 percent of our total purchasing volume. We currently utilize approximately 1,000 suppliers, with the top 200 representing more than 80 percent of our purchasing volume.

LOGISTICS

     At the end of fiscal 2002, we operated two owned distribution centers which ship products to all of our stores on a weekly basis. Based on purchase dollars, approximately 80 percent of the products in our stores are shipped through our distribution center network, with the remaining 20 percent of our purchases shipped directly from our suppliers to our stores. Our primary distribution center facility is located in Hudson, Ohio and supplies product to approximately 640 stores, or 67 percent of our store base. Our Visalia, California distribution center was opened in April 2001, and services more than 300 stores. During the past three years we utilized a contract warehouse in southern California to distribute peak seasonal product directly to our stores. The contract warehouse was closed in September 2001.

     We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores for approximately 86 percent of our store base. For the remaining 14 percent of our chain, we transport product to 4 regional "hubs" where it is repacked for local delivery. We do not own either the regional hubs or the local delivery vehicles. The opening of the Visalia distribution center enabled us to reduce the percentage of our stores that were serviced through regional hubs from 42 percent last year to 14 percent at the end of the current year.

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

     Traditional store team leaders are typically promoted from a group of top performing sales team members, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leaders have been staffed from within the Company or externally, generally with individuals who have previous experience in managing "big-box" retail concepts.

     Each store is under the supervision of a district team leader who reports to a regional vice president. Our human resource and field training departments are responsible for recruiting and training new store team leaders. Our prospective store team leaders are assigned to one of our existing stores as management-trainees for several weeks where they receive in-depth on-the-job training. In addition, quarterly training seminars are conducted for existing store team leaders and orientation and training programs are conducted for new sales team members.

INFORMATION TECHNOLOGY

     We believe we employ industry leading information technology in our stores. Our point of sale register transactions are polled nightly and our point of sale system interfaces with both our financial and merchandising systems. We utilize point of sale registers and scanning devices to record the sale of product at a SKU level at the stores. We also utilize handheld radio frequency terminals for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing.

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

     In March 2000, we went live on the retail portion of SAP Retail. The completion of the retail portion of this project merged all of our financial, merchandise, and retail systems and linked business processes on a single software platform. The total cost of SAP Retail was approximately $33.0 million and is being amortized over five years.

     During fiscal 2001, we experienced operating difficulties stemming from the implementation of SAP Retail, as discussed further under "Turnaround Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations. During fiscal year 2002, we stabilized operations under SAP Retail and the system is now being used to fine-tune our inventory management capabilities. SAP Retail's auto replenishment features are helping improve our in-stock positions in stores and distribution centers, while simultaneously reducing safety stocks.

STATUS OF PRODUCT OR LINE OF BUSINESS

     During fiscal 2002, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

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

CUSTOMER BASE

     We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2002, no one store accounted for more than one percent of total sales.

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

     We have one national competitor in both the fabric segment and craft segment of the industry, with the balance of the competitors being regional and local operators. We believe that there are only a few competitors with fabric or crafts sales exceeding $200 million annually. We believe that we have several advantages over most of our smaller competitors, including:

     - purchasing power;

     - ability to support efficient nationwide distribution; and

     - the financial resources to execute our strategy and capital investment needs going forward.

RESEARCH AND DEVELOPMENT

     During the three fiscal years ended February 2, 2002, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

ENVIRONMENTAL DISCLOSURE

     We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

EMPLOYEES

     As of February 2, 2002, we had approximately 22,100 full and part-time employees, of which 20,700 worked in our stores, 532 were employed in our Hudson distribution center, 163 were employed in our Visalia distribution center and the balance were located at our store support center. The number of part-time employees is substantially higher during the Christmas selling season. We believe our employee turnover is below average for retailers primarily because our stores are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since over 60 percent of our employees work part-time.

     The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires in May 2003. We believe that our relations with our employees and the union are good.

FOREIGN OPERATIONS AND EXPORT SALES

     In fiscal 2002, we purchased approximately 20 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in Hong Kong and Taiwan. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. If we underestimate consumer demand, we may not be able to fully satisfy our customers on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a longer period of time or to reduce selling prices in order to clear excess inventory at the end of a selling season. We do not have long-term contracts with any manufacturers, and none of our suppliers manufacture products for us exclusively.

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

ITEM 2. PROPERTIES

     Our store support center and Hudson distribution center are located in a
1.4 million square foot facility on 105 acres in Hudson, Ohio. We own both the facility and the real estate. The distribution center occupies 1.1 million square feet and the remainder is used as our store support center and a superstore. In addition, we own 77 acres of land adjacent to our Hudson, Ohio facility.

     During January 2001, we completed construction of a 630,000 square foot distribution center located on an 80-acre site in Visalia, California. We own both the facility and the real estate.

     The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases, generally with initial terms of five to ten years and renewal options for up to 20 years. Certain retail store leases contain escalation clauses and contingent rents based on a percent of sales in excess of defined minimums. During the fiscal year ended February 2, 2002, we incurred $149.0 million of rental expense and common area maintenance for store locations.

     As of February 2, 2002, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

                                                                      NUMBER OF
YEAR LEASE TERMS EXPIRE                                              STORE LEASES
-----------------------                                              ------------
Month-to-month..............................................              22
2003........................................................              37
2004........................................................              23
2005........................................................              30
2006........................................................              25
2007........................................................              30
Thereafter..................................................             791
                                                                         ---
          Total.............................................             958
                                                                         ===

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

     On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the "Lortz Complaint") against the Company, on behalf of the Company's former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. A tentative settlement in this case was reached in January 2002 and a pre-tax charge of $6.5 million ($4.0 million after-tax, or $0.21 per diluted share) was recorded in the fourth quarter of fiscal 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during our fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is set forth pursuant to Item 401(b) of Regulation S-K.

     Our executive officers are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Alan Rosskamm.............................  52     Chairman of the Board, President and Chief
                                                   Executive Officer
Dave Bolen................................  50     Executive Vice President, Merchandising
                                                   and Marketing
Brian Carney..............................  41     Executive Vice President, Chief Financial
                                                   Officer
Michael Edwards...........................  41     Executive Vice President, Operations
Rosalind Thompson.........................  52     Executive Vice President, Human Resources

     Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our Company for more than five years. He is a member of one of the two founding families of our company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women's apparel retailer.

     Dave Bolen has been Executive Vice President, Merchandising and Marketing, of our Company since March 2001. He was Executive Vice President, Stores and Business Development from August 1997 to March 2001 and Senior Vice President, General Manager Jo-Ann etc from March 1997 to August 1997. Prior to joining our Company, he was Executive Vice President-Operations of Michaels Stores, Inc. from July 1994 to August 1996.

     Brian Carney has been Executive Vice President, Chief Financial Officer of our Company since October 1997. Prior to joining our Company, he was Senior Vice President-Finance from May 1996 to August 1997, and Vice President and Controller from June 1992 to May 1996, of Revco D.S., Inc., a retail drugstore chain (acquired by CVS Corporation in 1997).

     Michael Edwards has been Executive Vice President, Operations of our Company since April 2001. Prior to joining our Company, he was Executive Vice President, Merchandising and Chief Marketing Officer of West Marine, Inc. from June 1999 to March 2001. He was Vice President, General Merchandise Manager of Golfsmith LP from September 1998 to May 1999. Prior to that, Mr. Edwards was with CompUSA from 1990 to 1998 where he served as Senior Vice President of Merchandising and Vice President of Operations during his tenure.

     Rosalind Thompson has been Executive Vice President, Human Resources of our Company since December 1999. She was previously Senior Vice President, Human Resources from March 1992 to December 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Class A and Class B common shares are traded on the New York Stock Exchange under the ticker symbols JAS.a and JAS.b, respectively. The number of Class A and Class B common shareholders of record as of April 12, 2002 were 701 and 627, respectively.

     The quarterly high and low closing stock prices for fiscal 2002 and 2001 are presented in the table below:

                                                           CLASS A              CLASS B
                                                        COMMON STOCK         COMMON STOCK
                                                      -----------------    -----------------
                                                       HIGH       LOW       HIGH       LOW
                                                       ----       ---       ----       ---
Fiscal 2002:
February 2, 2002....................................  $11.100    $3.900    $ 9.300    $2.250
November 3, 2001....................................    5.810     4.250      3.800     2.500
August 4, 2001......................................    4.950     3.950      3.250     2.250
May 5, 2001.........................................    5.600     3.900      4.750     2.830

Fiscal 2001:
February 3, 2001....................................  $ 7.188    $5.500    $ 5.375    $3.688
October 28, 2000....................................    7.500     6.188      7.188     5.125
July 29, 2000.......................................    9.500     6.938      8.688     7.063
April 29, 2000......................................   10.313     8.063     10.000     6.000

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected financial data for each of the ten years ending February 2, 2002. The selected financial data was derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial data that we have filed with the Securities and Exchange Commission.

                                                                     FISCAL YEAR ENDED
                           -----------------------------------------------------------------------------------------------------
                            FEB 2,     FEB 3,    JAN 29,    JAN 30,    JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,   JAN 30,
                             2002     2001(A)      2000       1999      1998     1997(A)    1996      1995      1994      1993
                           --------   --------   --------   --------   -------   -------   -------   -------   -------   -------
                                                   (Dollars in millions, except earnings per share data)
OPERATING RESULTS:
Net sales................  $1,570.3   $1,483.3   $1,381.5   $1,242.9   $ 975.0   $ 929.0   $ 834.6   $ 677.3   $ 582.1   $ 574.1
Total sales percentage
  increase...............       5.9%       7.4%      11.2%      27.5%      5.0%     11.3%     23.2%     16.4%      1.4%     29.9%
Same-store sales
  percentage change......       5.9%       1.3%       4.5%       3.5%      3.8%      7.5%      3.0%      1.0%     (4.4)%     7.6%
Gross margin.............     693.1      645.1      633.2      564.0     441.5     412.1     378.5     299.3     251.6     244.2
Selling, general and
  administrative
  expenses...............     644.2      589.2      533.8      476.7     363.1     340.9     319.9     257.2     223.4     221.2
Depreciation and
  amortization...........      39.3       38.3       32.0       27.7      21.7      21.2      18.2      14.0      12.0      10.1
Operating profit.........       9.6       17.6       67.4       34.5      56.7      50.0      40.4      28.1      16.2      12.9
Interest expense.........      32.7       29.0       26.2       12.5       5.9      10.6      12.0       8.4       5.6       5.5
Income (loss) from
  continuing operations
  before income taxes....     (23.1)     (11.4)      41.2       22.0      50.8      39.4      28.4      19.7      10.6       7.4
Income tax provision
  (benefit)..............      (8.8)      (4.3)      15.6        8.6      19.1      14.8      10.6       7.6       3.9       2.8
Income (loss) from
  continuing
  operations.............     (14.3)      (7.1)      25.6       13.4      31.7      24.6      17.8      12.1       6.7       4.6
Losses from extraordinary
  items/discontinued
  operations.............      (0.6)        --         --         --      (1.1)       --        --        --      (4.8)     (1.0)
Equity and asset
  impairment losses of
  minority investment....        --       (6.5)        --         --        --        --        --        --        --        --
Net income (loss)........     (14.9)     (13.6)      25.6       13.4      30.6      24.6      17.8      12.1       1.9       3.6
EBITDA (b)...............      48.9       55.9       99.4       62.2      78.4      71.2      58.6      42.1      28.2      23.0
EBITDA before unusual
  charges (b) (c)........  $   75.1   $   85.6   $   99.4   $   87.3   $  78.4   $  71.2   $  58.6   $  42.1   $  28.2   $  23.0
                           -----------------------------------------------------------------------------------------------------
PER SHARE DATA (d):
Net income (loss) from
  continuing operations
  -- diluted.............  $  (0.81)  $  (0.75)  $   1.38   $   0.67   $  1.59   $  1.26   $  0.91   $  0.65   $  0.35   $  0.24
Average shares
  outstanding -- diluted
  (000's)................    18,444     18,041     18,583     19,904    20,592    21,216    19,293    18,749    18,877    19,263
Book value...............  $  12.49   $  13.67   $  14.54   $  13.10   $ 12.31   $ 10.59   $  9.27   $ 58.25   $  8.16   $  7.99
Shares outstanding, net
  of treasury shares
  (000's)................    18,632     18,207     17,845     19,012    18,767    17,921    18,486    18,398    18,194    18,555
                           -----------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Inventories..............  $  369.0   $  451.0   $  442.5   $  404.0   $ 278.9   $ 280.6   $ 322.6   $ 274.7   $ 223.8   $ 223.2
Current assets...........     438.2      505.8      497.9      480.1     312.3     308.7     351.8     315.8     247.1     242.0
Property, equipment and
  leasehold improvements,
  net....................     210.1      190.2      194.7      164.0     110.0      94.6     102.0      84.1      75.6      77.9
Current liabilities......     205.4      223.5      208.1      209.2     164.8     141.2     129.2     127.5      80.2      93.6
Long-term debt...........     223.7      240.0      245.2      182.5      24.7      72.1     155.5     127.0     102.5     104.1
Shareholders' equity.....  $  232.8   $  248.8   $  259.4   $  249.0   $ 231.1   $ 189.8   $ 171.4   $ 151.8   $ 148.4   $ 148.2
                           -----------------------------------------------------------------------------------------------------

                                                                     FISCAL YEAR ENDED
                           -----------------------------------------------------------------------------------------------------
                            FEB 2,     FEB 3,    JAN 29,    JAN 30,    JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,   JAN 30,
                             2002     2001(a)      2000       1999      1998     1997(a)    1996      1995      1994      1993
                           --------   --------   --------   --------   -------   -------   -------   -------   -------   -------
                                                   (Dollars in millions, except earnings per share data)
STATISTICS AND OTHER
  FINANCIAL INFORMATION:
Operating profit percent
  of sales...............       0.6%       1.2%       4.9%       2.8%      5.8%      5.4%      4.8%      4.1%      2.8%      2.2%
EBITDA percent of
  sales..................       3.1%       3.8%       7.2%       5.0%      8.0%      7.7%      7.0%      6.2%      4.8%      4.0%
Return on average assets
  (e)....................      (2.0)%     (1.0)%      3.6%       2.4%      7.4%      5.5%      4.0%      3.2%      1.9%      1.4%
Return on average equity
  (e)....................      (5.9)%     (2.8)%     10.1%       5.6%     15.1%     13.6%     11.0%      8.1%      4.5%      3.1%
Capital expenditures.....  $   66.5   $   35.9   $   67.4   $   75.1   $  36.6   $  13.2   $  34.7   $  11.7   $   8.5   $  32.3
Long-term debt to total
  capitalization.........      49.0%      49.1%      48.6%      42.3%      9.7%     27.5%     47.6%     45.6%     40.9%     41.3%
Ratio of EBITDA to
  interest expense
  (times)................       1.5        1.9        3.8        5.0      13.3       6.7       4.9       5.0       5.0       4.2
Ratio of debt to EBITDA
  (times)................       4.6        4.3        2.5        2.9       0.3       1.0       2.7       3.0       3.6       4.5
                           -----------------------------------------------------------------------------------------------------
STORE COUNT:
Traditional stores.......       889        949        984      1,034       896       913       935       964       655       693
superstores..............        70         58         42         24         7         1         1        --        --        --
                           -----------------------------------------------------------------------------------------------------
Total....................       959      1,007      1,026      1,058       903       914       936       964       655       693
STORE SQUARE
  FOOTAGE (000'S):
Traditional stores.......    12,684     13,381     13,685     14,144    11,794    11,566    11,476    11,424     7,481     7,376
superstores..............     3,213      2,687      1,957      1,126       325        46        46        --        --        --
                           -----------------------------------------------------------------------------------------------------
Total....................    15,897     16,068     15,642     15,270    12,119    11,612    11,522    11,424     7,481     7,376

---------------

(a) 53-week year.

(b) Earnings before interest, taxes, depreciation and amortization.

(c) Excludes unusual charges as follows:

    Fiscal 2002 -- $26.2 million; $6.5 million, for the settlement of California wage litigation, and $19.7 million for 106 store closings as part of the Company's Turnaround Plan.

    Fiscal 2001 -- $29.7 million; $6.7 million, for 42 store closings and $23.0 million for a SKU reduction initiative, both as part of the Company's Turnaround Plan.

    Fiscal 1999 -- $25.1 million in non-recurring charges related to the Company's acquisition of House of Fabrics, Inc.

(d) The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.

(e) Calculated based on income from continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K.

     We are the nation's largest fabric and craft retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann etc superstores) feature a variety of competitively priced merchandise from fabrics and notions used in crafting, quilting, apparel sewing, and home decorating projects, to craft components, silk and dried flowers, and finished seasonal merchandise. As of February 2, 2002, we operated 959 stores in 49 states (889 traditional stores and 70 superstores).

     Our traditional stores average approximately 14,300 square feet. Over the past five years, we have strategically relocated certain traditional stores, increasing average square footage per store approximately 13% and sales per square foot by approximately 20%. As a result, net sales per traditional store have increased to approximately $1.3 million over this period. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores average approximately 46,000 square feet and in fiscal 2002, on a per-store basis, generated more than four times the revenue and over 30% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for over 23% of fiscal 2002 net sales, present opportunities for future sales growth.

     Over the past four years, we have invested heavily in our infrastructure, primarily in the areas of superstore growth and systems and logistics. Although this infrastructure spending resulted in higher debt levels and interest expense, it was required in order to improve our operating efficiency and to build the necessary platform for continued store growth. Recent major capital expenditures include:

     - implementation of our fully integrated enterprise-wide system ("SAP Retail") - completed in fiscal 2001;

     - construction and opening of our Visalia, California distribution center, our second owned distribution center, completed in fiscal 2002; and

     - the opening of 69 superstores over the last five years, 12 of which were opened during fiscal 2002.

TURNAROUND CHARGES

     In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail, impacting our ability to stay in stock on key basic products while, at the same time, being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered. These issues, coupled with a weak retail environment, resulted in a same-store sales performance of 1.3% for fiscal 2001, our lowest same-store sales performance in six years.

     As a result of our recent decline in earnings trends, significant debt and inventory levels, and SAP Retail implementation issues, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. Last year, we announced the implementation of our turnaround plan (the "Turnaround Plan"), which encompassed the following key objectives for fiscal 2002:

     - slowing new store growth to maximize free cash flow and reduce debt;

     - getting our stores back in-stock while reducing overall inventory levels;

     - opening our new West Coast distribution center on time and on budget without disruption to the business; and

     - challenging all aspects of our existing business to focus on execution and improve our operating discipline.

     In accordance with current accounting literature (Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges,") we recorded a $6.7 million pre-tax ($4.1 million after-tax) charge to operating expenses during the fourth quarter of fiscal 2001 and $17.1 million pre-tax ($10.6 million after-tax) charge to operating expenses during the third quarter of fiscal 2002 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan.

     In accordance with EITF 96-9 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," we also recorded a $2.6 million pre-tax charge ($1.6 million after-tax) to cost of goods sold during the third quarter of fiscal 2002 to reflect the markdown of certain inventory contained in the stores identified for closing to its net realizable value. Further, we recorded a $23.0 million pre-tax charge ($14.3 million after-tax) to cost of goods sold during the fourth quarter of fiscal 2001 to reflect the markdown of certain inventory to its net realizable value, identified as part of the SKU Reduction Initiative.

     In total, the turnaround charges (the "Turnaround Charges") were $19.7 million pre-tax ($12.2 million after-tax), or $0.67 per diluted share in fiscal 2002 and $29.7 million pre-tax ($18.4 million after-tax), or $1.02 per diluted share in fiscal 2001. These charges are described more fully below. Please read
Note 2 to the consolidated financial statements for other important information about the Turnaround Charges.

     STORE CLOSING CHARGES -- Beginning in the fourth quarter of fiscal 2001, we undertook a comprehensive review of our existing store base. We evaluated all of our stores based on return on investment parameters and decided to close those stores that were under-performing relative to our required performance levels. During the fourth quarter of fiscal 2001, we identified 42 traditional stores for closing during fiscal 2002. In the third quarter of fiscal 2002, we announced a charge for 102 traditional store closings and either the downsizing or buyout of four superstores. We accrued closing costs of $6.7 million pre-tax in the fourth quarter of fiscal 2001 and $19.7 million pre-tax in the third quarter of fiscal 2002. The store closing charges taken in these quarters include asset write-downs associated with the identified stores and the estimated closing costs for stores that are expected to be closed in the next twelve months.

     We review the productivity of our store base on an ongoing basis and are very active in managing our real estate and preserving flexibility in our lease terms. As a result, there are very few stores in operation that are not cash flow positive on a "four-wall" contribution basis. In addition, despite an aggressive store rationalization policy, pursuant to which we have closed over 240 stores in the last five years, we are only paying rent on 16 store locations where we have not yet obtained a sublease tenant or executed a lease termination.

     SKU REDUCTION INITIATIVE -- During the fourth quarter of fiscal 2001, we commenced the SKU Reduction Initiative which entailed a thorough review of our inventory investment and gross margin performance by item or SKU, utilizing analytical capabilities afforded us under SAP Retail. This analysis identified approximately 10,000 active items, greater than $50 million at cost, that were under-performing and that we decided to discontinue. We began clearance programs in the second quarter of fiscal 2002 designed to eliminate this product.

     As explained above, we recorded a $23.0 million pre-tax charge to reserve for the portion of this product that we estimated would be sold below cost in the fourth quarter of fiscal 2001. However, liquidating this inventory at reduced selling prices put pressure on overall realized gross margins in fiscal 2002, since the sales were recorded at a zero gross margin.

     Our ongoing strategy is to fund improved fill rates for our most productive items by eliminating investment in less-productive inventory. The SKU Reduction Initiative was an important first step in this inventory productivity initiative.

     We believe the review process we completed in the fourth quarter of fiscal 2001 for the SKU Reduction Initiative was thorough. We are committed to an ongoing, disciplined, detailed review of our product mix. Although additional product may be targeted for reduction based on that analysis, we believe that the extent of such reduction decisions will be more comparable to what is the normal course of business practices in retailing.

     During fiscal 2002, we focused our attention on the productivity of our existing store base, improved our inventory management processes, and managed our capital spending tightly in order to maximize our free cash flow to reduce debt levels. We believe we have been successful in this endeavor.

OTHER NON-RECURRING CHARGES

     In addition to the Turnaround Charges discussed above, we recorded two additional charges during fiscal 2002 and 2001 which were non-recurring in nature.

     CALIFORNIA LITIGATION SETTLEMENT -- On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the "Lortz Complaint") against the Company, on behalf of the Company's former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. A tentative settlement in this case was reached in January 2002 and a pre-tax charge of $6.5 million ($4.0 million after-tax), or $0.21 per diluted share was recorded in the fourth quarter of fiscal 2002.

     MINORITY INVESTMENT IN IDEAFOREST.COM -- On June 6, 2000, we announced the formation of a strategic relationship with IdeaForest, an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. We provide product to the site, with customer fulfillment and service being handled by IdeaForest. We invested $6.5 million in IdeaForest, which, combined with our contribution of strategic assets, entitled us to a 28.5% ownership interest. In addition, we have the ability to increase our future ownership percentage through the vesting and exercise of warrants. Our investment in IdeaForest is accounted for using the equity method. During fiscal 2001, we recorded equity losses of $3.2 million related to this minority investment.

     During the fourth quarter of fiscal 2001, we reduced the carrying value of our investment in IdeaForest to zero, which resulted in a $3.3 million charge. Our decision to reduce the carrying value of our investment to zero was predicated on operating projections prepared by IdeaForest that resulted in the their cash balance being reduced to near zero before cash flow positive operating status was achieved. We remain committed to an online presence and IdeaForest is currently operating its business in line with its planned projections.

RESULTS OF OPERATIONS

     As discussed above, our reported results were impacted by the Turnaround Charges and other non-recurring charges recorded by the Company during fiscal 2002 and fiscal 2001. The following table shows the pro forma effect of non-comparable items on fiscal years 2002 and 2001.

                                           FISCAL 2002                                  FISCAL 2001
                            ------------------------------------------   ------------------------------------------
                                                          EXCLUDING                                    EXCLUDING
                               AS      NON-COMPARABLE   NON-COMPARABLE      AS      NON-COMPARABLE   NON-COMPARABLE
                            REPORTED       ITEMS            ITEMS        REPORTED       ITEMS            ITEMS
                            --------   --------------   --------------   --------   --------------   --------------
                                                             (Dollars in millions)
Net sales.................  $1,570.3       $   --          $1,570.3      $1,483.3       $   --          $1,483.3
  Gross margin............     693.1          2.6(a)          695.7         645.1         23.0(c)          668.1
Selling, general and
  administrative
  expenses................     644.2        (23.6)(a)(b)       620.6        589.2         (6.7)(c)         582.5
Depreciation and
  amortization............      39.3           --              39.3          38.3           --              38.3
                            --------       ------          --------      --------       ------          --------
  Operating profit........       9.6         26.2              35.8          17.6         29.7              47.3
Interest expense..........      32.7           --              32.7          29.0           --              29.0
                            --------       ------          --------      --------       ------          --------
  Income (loss) before
    income taxes..........     (23.1)        26.2               3.1         (11.4)        29.7              18.3
Income tax provision
  (benefit)...............      (8.8)        10.0               1.2          (4.3)        11.3               7.0
                            --------       ------          --------      --------       ------          --------
  Income (loss) before
    equity loss and
    extraordinary item....     (14.3)        16.2               1.9          (7.1)        18.4              11.3
Equity and asset
  impairment losses of
  minority investment.....        --           --                --          (6.5)         6.5(d)             --
                            --------       ------          --------      --------       ------          --------
  Income (loss) before
    extraordinary item....     (14.3)        16.2               1.9         (13.6)        24.9              11.3
Extraordinary item, net of
  tax.....................      (0.6)         0.6                --            --           --                --
                            --------       ------          --------      --------       ------          --------
Net income (loss).........  $  (14.9)      $ 16.8          $    1.9      $  (13.6)      $ 24.9          $   11.3
                            ========       ======          ========      ========       ======          ========

---------------

(a) $19.7 million related to Turnaround Charges, $2.6 million in cost of sales and $17.1 million in selling, general and administrative expenses, see "Turnaround Charges" previously discussed for further explanation.

(b) $6.5 million related to California litigation settlement, see "Other Non-Recurring Charges" previously discussed for further explanation.

(c) $29.7 million related to Turnaround Charges, see "Turnaround Charges" previously discussed for further explanation.

(d) $6.5 million related to a $3.2 million IdeaForest equity loss and write-off of the carrying value of the investment in IdeaForest, see "Other Non-Recurring Charges" previously discussed for further explanation.

     The following table sets forth the financial information presented above, excluding non-comparable items through operating profit, expressed as a percentage of net sales and should be read in conjunction with our consolidated financial statements and related notes thereto.

                                                           PERCENTAGE OF NET SALES
                                                  ------------------------------------------
                                                              FISCAL YEAR ENDED
                                                  ------------------------------------------
                                                  FEB 2, 2002    FEB 3, 2001    JAN 29, 2000
                                                  -----------    -----------    ------------
Net sales.......................................     100.0%         100.0%         100.0%
  Gross margin..................................      44.3%          45.0%          45.8%
Selling, general and administrative expenses....      39.5%          39.2%          38.6%
Depreciation and amortization...................       2.5%           2.6%           2.3%
                                                     -----          -----          -----
  Operating profit..............................       2.3%           3.2%           4.9%
                                                     =====          =====          =====

     To provide a more meaningful comparison of operating performance between fiscal years, the following discussion excludes the impact of the non-comparable items.

COMPARISON OF THE 52 WEEKS ENDED FEBRUARY 2, 2002 AND THE 53 WEEKS ENDED FEBRUARY 3, 2001

     Our results for fiscal 2002 demonstrated strong progress on our Turnaround Plan initiatives.

     Net sales. Net sales for fiscal 2002 were $1,570.3 million compared with $1,483.3 million in fiscal 2001, an increase of $87.0 million, or 5.9%. Fiscal 2001 was a 53-week year. Excluding the 53rd week, sales increased 7.5% over fiscal 2001. Same-store sales increased $82.8 million or 5.9% for fiscal 2002 over fiscal 2001. Same-store sales increased 1.3% for fiscal 2001 over fiscal 2000. The remainder of the sales increase was due to the increase in the number of superstores in operation. We operated 70 superstores at February 2, 2002 compared to 58 superstores at February 3, 2001.

     By store format, our same-store sales performance for traditional stores increased 5.1%. This was driven by a 3.5% increase in the average ticket with the balance of the increase driven by increased customer traffic. Same-store sales for superstores increased 9.4%, driven by a 6.2% increase in customer traffic with the balance of the increase driven by an increase in the average ticket. Each of our major product categories experienced positive same-store sales growth for the year.

     Management attributes the improvement in same-store sales year over year to an improved inventory in-stock position in our stores. Sales performance was particularly strong in our hardlines and home decor categories. Clearance sales associated with the SKU Reduction Initiative contributed approximately $34.0 million in sales for the year, but were recorded at a zero gross margin. At the end of fiscal 2002, we had substantially completed our SKU Reduction Initiative.

     Gross margin. Gross margin for fiscal 2002 was $695.7 million compared with $668.1 million in fiscal 2001. As a percentage of net sales, fiscal 2002 gross margin was 44.3% compared with 45.0% in the prior year, a decrease of 70 basis points. Of this decrease, approximately 100 basis points is attributable to the $34.0 million in zero gross margin sales from the SKU Reduction Initiative. Excluding these sales, a more normalized margin rate for the year was 45.3%, a slight improvement from a year ago. Higher shrink expense incurred during the year was more than offset by higher realized store margin rates.

     The shrink expense increase resulted from a deterioration in our shrink rate versus the prior year, consistent with the trend identified in the first half of the year and disclosed in our quarterly Form 10-Q filings throughout fiscal 2002. Our store shrink accrual rates are adjusted based upon the performance of annual physical inventories taken throughout the year. Physical inventories are concentrated in the nine months between January and September. At the end of the fourth quarter, we had inventoried, reconciled and recorded the inventory results of all our stores. Shrink expense for the fiscal year was $18.3 million, or 100 basis points as a percentage of sales, worse than our shrink expense for last year.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $620.6 million in fiscal 2002 compared with $582.5 million in fiscal 2001. As a percentage of sales, SG&A expenses increased 20 basis points, to 39.5%, compared with 39.3% in fiscal 2001. SG&A expense leverage was negatively impacted primarily by higher distribution expenses due to the opening of our second distribution center in Visalia, California. The opening of this distribution center necessitated operating a three distribution center network for approximately the first eight months of fiscal 2002 until our contract facility in Rancho Cucamonga, California was closed in September. The start-up costs of our Visalia distribution center, coupled with the duplicative cost of running a three distribution center network for eight months, added approximately $3.0 million in distribution expenses in fiscal 2002.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2002 was $39.3 million compared with $38.3 million in fiscal 2001, an increase of $1.0 million. The increase in depreciation expense was primarily due to two additional months of depreciation related to SAP Retail, which we began depreciating in April 2000.

     Operating profit. Operating profit for fiscal 2002 was $35.8 million, compared with $47.3 million in fiscal 2001, a decrease of $11.5 million.

     Interest expense. Interest expense for fiscal 2002 was $32.7 million compared with $29.0 million in fiscal 2001, an increase of $3.7 million. The increase is primarily due to the impact of higher average borrowings partially offset by a lower effective interest rate. Average borrowings on the revolver for fiscal 2002 increased $5.5 million, to $122.9 million from $117.4 million in the prior year. The increase in average borrowings is due primarily to the unwind of a synthetic lease facility used to finance our Visalia distribution center and a change in import letters of credit terms from 120 days to "sight", as discussed under "Liquidity and Capital Resources" below.

     Income taxes. Our effective income tax rate was 38.0% for both fiscal 2002 and fiscal 2001.

     Extraordinary Item. In April 2001, we entered into a four-year $365.0 million senior secured credit facility (the "Credit Facility"), consisting of a $325.0 million revolving credit facility and a $40.0 million term loan facility. The Credit Facility replaced our prior senior credit and synthetic lease facilities. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item. See the discussion under "Liquidity and Capital Resources -- Sources of Liquidity" below.

COMPARISON OF THE 53 WEEKS ENDED FEBRUARY 3, 2001 AND THE 52 WEEKS ENDED JANUARY 29, 2000

     Our operating results for fiscal 2001 were disappointing. Sales performance suffered due to a weak economic environment experienced in the second half of fiscal 2001, that was exacerbated by out-of-stock problems that we encountered as a result of difficulties in successfully transitioning our business to SAP Retail. We went live with SAP Retail in the first quarter of fiscal 2001 after a two-year installation period. As a result of the sales softness, our operating performance deteriorated from the prior year.

     Net sales. Net sales for fiscal 2001 were $1,483.3 million compared with $1,381.5 million in fiscal 2000, an increase of $101.8 million, or 7.4%. Fiscal 2001 was a 53-week year. Excluding the 53rd week, sales increased 5.7% over fiscal 2000. Same-store sales increased 1.3% for fiscal 2001 over fiscal 2000, our worst same-store sales performance in six years. Same-store sales increased 4.5% for fiscal 2000 over fiscal 1999. Same-store sales on a comparable week basis accounted for $17.0 million of the overall sales increase, and the 53rd week accounted for $22.6 million of the overall increase. The majority of the sales increase was due to the increase in the number of superstores in operation. We operated 58 superstores at February 3, 2001 compared to 42 superstores at January 29, 2000.

     Gross margin. Gross margin for fiscal 2001 was $668.1 million compared with $633.2 million in fiscal 2000. As a percentage of net sales, fiscal 2001 gross margin was 45.0% compared with 45.8% in the prior year, a decrease of 80 basis points. This was caused primarily by lower realized gross margins on the softlines side of our business, due to fourth quarter clearance markdowns in our apparel and craft fabric categories.

     Selling, general and administrative expenses. SG&A expenses were $582.5 million in fiscal 2001 compared with $533.8 million in fiscal 2000. As a percentage of sales, SG&A expenses increased 70 basis points, to

39.3%, compared with 38.6% in fiscal 2000. The expense increase, as a percentage of sales, was due to a loss in store expense leverage, primarily in store payroll as modest same-store sales increases were not sufficient to offset inflationary pressure in the average wage rate we paid to our store team members.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2001 was $38.3 million compared with $32.0 million in fiscal 2000, an increase of $6.3 million. We began depreciating the cost of SAP Retail in April 2000, adding approximately $4.0 million in incremental depreciation expense for fiscal 2001. The remaining increase in depreciation expense was primarily due to the growth of the superstores, as we bring new, larger stores online and close older, largely depreciated locations.

     Operating profit. Operating profit for fiscal 2001 was $47.3 million, compared with $67.4 million in fiscal 2000, a decrease of $20.1 million.

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

     Income taxes. Our effective income tax rate was 38.0% for both fiscal 2001 and fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The following table provides cash flow related information for the three fiscal years ended February 2, 2002.

                                                               2002     2001     2000
                                                              ------   ------   ------
Net cash provided by operating activities...................  $ 88.2   $ 39.0   $ 27.7
Net cash used for investing activities......................   (66.5)   (40.7)   (66.0)
Net cash (used for) provided by financing activities........   (18.1)    (2.2)    39.3
                                                              ------   ------   ------
Net increase (decrease) in cash and temporary cash
  investments...............................................     3.6     (3.9)     1.0
                                                              ======   ======   ======
Ending cash and temporary cash investments..................  $ 21.1   $ 17.5   $ 21.4
                                                              ======   ======   ======

NET CASH PROVIDED BY OPERATING ACTIVITIES

     Net cash provided by operating activities was $88.2 million in fiscal 2002, compared with $39.0 million in fiscal 2001, an increase of $49.2 million driven by improvements in working capital. Most notably, inventories, net of payables support, decreased $41.1 million.

     Inventories decreased $82.0 million, compared with an increase of $8.5 million in the prior year. The large decrease in fiscal 2002 is attributable to the Company successfully executing its plans to reduce overall inventory levels by fiscal year-end through a combination of the SKU Reduction Initiative, store closings, and better utilization of the forecasting and replenishment capabilities aided by the installation of SAP Retail in the prior year.

     Accounts payable decreased $40.9 million in fiscal 2002, due to the significant drop in inventory levels and as a result of payment changes we initiated under our import letter of credit arrangements. We utilize letters of credit in the procurement of imported product for resale, which represents approximately 20% of our total annual purchases. Beginning in late fiscal 2001, we changed our dating on import letters of credit to approximately 10 days, or "sight" terms, from our historic terms of 120 days, in exchange for more favorable discount terms from our vendors. This resulted in an approximately $30.0 million decrease in accounts payable and a corresponding increase in the Company's debt outstanding.

     Net cash provided by operating activities was $39.0 million in fiscal 2001, compared with $27.7 million in fiscal 2000, an increase of $11.3 million. Cash generated by operations in fiscal 2001, before working capital items and excluding non-comparable items, totaled $47.1 million, a decrease of $24.7 million from the

$71.8 million generated during fiscal 2000. Cash provided by working capital changes more than offset this decrease, primarily due to an improved level of payables support in fiscal 2001 and a lack of build in inventories.

Settlement of House of Fabrics Tax Liability

     During fiscal 2001, we reached a final settlement on a contingent income tax liability (discussed in Note 4 to the consolidated financial statements) assumed during the acquisition of House of Fabrics. On October 20, 2000, this issue was settled with the Internal Revenue Service ("IRS") for $19.6 million ($14.7 million of tax liability and $4.9 million of accrued interest). Of this total settlement, $16.1 million of the liability was paid in fiscal 2000 in the form of a deposit payment (cash bond) to the IRS. The remaining $3.5 million was paid during fiscal 2001 at the time of the settlement.

Net Cash Used For Investing Activities

     Net cash used for investing activities for fiscal 2002 totaled $66.5 million compared with $40.7 million in fiscal 2001. Capital expenditures were $66.5 million during fiscal 2002 versus $35.9 million in fiscal 2001 and are discussed further below under the caption "Capital Expenditures."

     Net cash used for investing activities for fiscal 2001 totaled $40.7 million compared with $66.0 million in fiscal 2000. Capital expenditures were $35.9 million during fiscal 2001 versus $67.4 million in fiscal 2000. In addition, we invested $6.5 million in IdeaForest.com, as we discussed previously under "Minority Investment in IdeaForest.com."

Capital Expenditures

     Capital expenditures of $66.5 million in fiscal 2002 include approximately $40.0 million related to the unwind of a synthetic lease facility which was replaced by our new Credit Facility (discussed further under "Financing" below). The synthetic lease facility was originally used to finance the construction and equipment cost of our distribution center in Visalia, California. During fiscal 2001, construction was completed on this new 630,000 square foot West Coast distribution center. This facility was fully operational and shipping product to more than 300 stores, or over 30% of our chain, by the end of the second quarter of fiscal 2002.

     Excluding the unwind of the synthetic lease, capital expenditures of $26.5 million during fiscal 2002 related primarily to the opening of new superstores and other store related projects. During the year, we opened 12 superstores, relocated or expanded 10 and closed 60 smaller or under-performing traditional stores.

     During fiscal 2001, we reinvested $35.9 million into our business, of which $26.2 million represented new stores and upgrades through the relocation or remodeling of our existing store base. We opened 16 superstores and two traditional stores, relocated six and closed 37 smaller or under-performing traditional stores.

     We spent $4.0 million in fiscal 2001 on capitalizable systems technology, of which $3.0 million related to the installation of SAP Retail. This software replaced substantially all of our existing financial and merchandising systems. We became operational on SAP Retail in March 2000. The total cost of this two-year project, including expenses, was approximately $33.0 million and is being depreciated over five years.

     We also spent $3.3 million in fiscal 2001 on capital projects for our distribution network, including, the preparation of our Hudson distribution center for seasonal product handling.

     We anticipate capital expenditures in fiscal 2003 of $15 to $20 million. The bulk of this spending pertains to store operations and store information technology improvements. During fiscal 2003, capital spending will be kept to a minimum and no new stores are planned, as we continue to focus on operational enhancements and cash flow for debt reduction.

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES

     Net cash used for financing activities during fiscal 2002 was $18.1 million, primarily related to a $16.3 million net decrease in debt borrowings resulting from the inventory management and Turnaround Plan progress. This debt reduction was achieved despite the unwinding of a $40.0 million synthetic lease, which added $40.0 million to our balance sheet debt levels, and changes to our letter of credit payment terms, which we estimate added $30.0 million to our debt levels.

     Net cash used for financing activities during fiscal 2001 was $2.2 million, primarily related to a decrease in debt borrowings of $5.2 million.

Common Share Repurchases

     During fiscal 2000, we purchased a total of 1.5 million common shares at an aggregate price of $20.0 million. During fiscal 2001 and 2002, we avoided share repurchase opportunities in order to focus on debt reduction. As of February 2, 2002, we are authorized to purchase up to an additional 1.5 million shares under previous authorizations from our Board of Directors. However, we have no plans to repurchase additional shares at the present time.

Sources of Liquidity

     We have three principal sources of liquidity: cash from operations, cash and temporary cash investments, and the Credit Facility. Our liquidity is not currently dependent on the use of off-balance sheet transactions other than normal operating leases. We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     In April 2001, we entered into the Credit Facility which replaced our prior senior credit and synthetic lease facilities. The Credit Facility expires on April 30, 2005. The Credit Facility consists of a $365.0 million credit facility providing for $325.0 million in revolving loans and a $40.0 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. The Credit Facility contains a sub-limit for letters of credit of $150.0 million. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility.

     The term loan portion of the Credit Facility replaces a $40.0 million synthetic lease facility that we used to finance the construction of our West Coast distribution center. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. As a result of the unwind of the synthetic lease facility, we recorded the appropriate assets and debt obligation of $40.0 million on our balance sheet in the first quarter of fiscal 2002.

     As of February 2, 2002, we had outstanding borrowings of $73.7 million under the Credit Facility at a weighted average interest rate of 8.7% and $31.2 million of letters of credit outstanding.

     The Company's weighted average interest rate and weighted average borrowings under the Credit Facility, prior senior credit facility and other lines of credit were 7.2% and $169.0 million during fiscal 2002 and 7.9% and $119.3 million during fiscal 2001.

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

     Our total debt-to-capitalization ratio was 49.0% at February 2, 2002 and 49.1% at February 3, 2001. We have a goal to further reduce debt levels during fiscal 2003 utilizing cash provided by operating activities and holding capital spending levels at $15 to $20 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following tables summarize our future cash outflows resulting from financial contracts and commitments as of February 2, 2002:

                                                               PAYMENTS DUE BY PERIOD
                                                  ------------------------------------------------
                                                           LESS THAN 1    1-3      4-5     AFTER 5
                                                  TOTAL       YEAR       YEARS    YEARS     YEARS
                                                  ------   -----------   ------   ------   -------
Subordinated notes..............................  $150.0     $   --      $   --   $   --   $150.0
Credit Facility -- revolving facility...........    33.7         --          --     33.7       --
Credit Facility -- term loan....................    40.0         --          --     40.0       --
Operating Leases (1)............................   676.8      116.2       193.4    145.1    222.1
                                                  ------     ------      ------   ------   ------
Total Contractual Cash Obligations..............  $900.5     $116.2      $193.4   $218.8   $372.1
                                                  ======     ======      ======   ======   ======

---------------

(1) The remaining cash payments associated with our Turnaround Charges include $9.6 million of lease obligations for stores closed or to be closed.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISK

     We are exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under the Credit Facility.

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

     In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective. We utilize interest rate swaps to manage net exposure to interest rate changes related to our debt structure. A one-percent increase or decrease in interest rates would cause an increase or decrease to interest expense of $0.8 million. This includes the impact resulting from the interest rate swap agreement the Company has in place.

     On March 15, 1998, we entered into a five-year interest rate swap agreement to hedge our interest rate exposure. The notional amount of this interest rate swap was $50.0 million, with a fixed LIBOR of 5.98%. On September 5, 2000, we entered into a separate interest rate swap agreement to further hedge our interest rate exposure. The interest rate swap had a term of five years effective May 1, 2001, with a notional amount of $40.0 million and a fixed LIBOR rate of 6.80%. Effective May 15, 2001, the agent for the Credit Facility assumed assignment of our two interest rate swap agreements and on May 16, 2001, terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR rate of 6.72% and notional amount of $90.0 million, reducing to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

     Effective February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. In accordance with SFAS No. 133, the Company has reviewed and designated all of its interest rate swap agreements as cash flow hedges and now recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2002, unrealized after tax net losses of $3.0 million were recorded in other comprehensive loss, including a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness for fiscal 2002 was $1.0 ($0.6 after-tax) million and is reflected in interest expense.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:

Inventory Valuation

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis. Inventory valuation methods require certain management estimates and judgments. These include estimates of net realizable value on product designated for clearance and shrink, which affect the ending inventory valuation at cost as well as the gross margins reported for the year.

     We estimate our reserve for clearance product based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are outside of our control, including changes in economic conditions and consumer buying trends. Historically, we have not experienced significant differences in our estimates of recovery compared with actual results.

     Our accrual for shrink is based on the actual historical shrink results of our most recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 2, 2002 is based on the shrink results of these physical inventories. All of our store locations that have been open one year or more are physically inventoried at least once a year. We experienced an increase in historical shrink rates in fiscal 2002 compared with the prior year, and we adjusted our shrink accrual to the higher realized shrink rates incurred. We will continue to adjust our shrink rate estimates based on the results of future store physical inventories and shrink trends.

Valuation of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by us to be generated by those assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. There are no events or changes in circumstances of which we are aware indicating that the carrying value of our long-lived assets may trigger an impairment consideration, other than as discussed below under "Accrued Store Closing Costs." As described below under "Recent Accounting Pronouncements," the accounting treatment for goodwill and other intangible assets will change significantly effective the beginning of fiscal 2003.

Accrued Store Closing Costs

     We accrue costs related to stores closed or identified for closing, which include future rental obligations, carrying costs, and other closing costs. These expenses are accrued when we have committed to closing or relocating a store and are calculated at the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. The determination of the accrual is dependent on our ability to make estimates of costs to be incurred post-closing and of sublease rental income to be received from subleases. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. The carrying values of long-lived assets for stores identified for closure are reduced to estimated fair value.

Accrued Expenses

     We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to insurance-related expenses, including self insurance. Our workers' compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company is required to adopt this standard in fiscal 2003, which begins on February 3, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually, by applying a fair value-based test. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Application of the non-amortization provisions of SFAS No. 142 will result in a reduction in amortization expense of approximately $0.7 million per year. We performed the first of the required impairment tests of goodwill as of February 2, 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142. Based on the transition impairment tests performed on recorded goodwill, no impairment to goodwill exists and we will not record a charge in fiscal 2003 in connection with the adoption of this standard.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") and in August 2001, issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company is required to adopt SFAS No. 143 in fiscal 2004 and SFAS No. 144 in fiscal 2003. The Company does not expect these statements to have a significant impact on the Company's results of operations or financial position.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competitors store openings and closings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the "Derivative Financial Instruments and Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              JO-ANN STORES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Management........................................    28
Report of Independent Public Accountants....................    29
Consolidated Balance Sheets as of February 2, 2002 and
  February 3, 2001..........................................    30
Consolidated Statements of Operations for each of the three
     fiscal years in the period ended February 2, 2002......    31
Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended February 2, 2002......    32
Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended February 2,
     2002...................................................    33
Notes to Consolidated Financial Statements..................    34
Report of Independent Public Accountants on Financial
  Statement Schedule........................................    56
Schedule II -- Valuation and Qualifying Accounts............    57

                              REPORT OF MANAGEMENT

To the Shareholders of Jo-Ann Stores, Inc.:

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended February 2, 2002, February 3, 2001 and January 29, 2000. The opinion of Arthur Andersen LLP, the Company's independent public accountants, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, based on our best estimates and judgments and giving due consideration to materiality.

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

Alan Rosskamm                                   Brian P. Carney
Chairman of the Board,                          Executive Vice President,
President and Chief Executive Officer           Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (an Ohio corporation) and Subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jo-Ann Stores, Inc. and Subsidiaries as of February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 11 to the consolidated financial statements, effective February 4, 2001, the Company changed its method of accounting for derivative instruments.

Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2002.

                              JO-ANN STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
                                                                (Dollars in millions,
                                                               except per share data)
ASSETS
Current assets:
  Cash and temporary cash investments.......................    $ 21.1        $ 17.5
  Inventories...............................................     369.0         451.0
  Prepaid expenses and other current assets.................      48.1          37.3
                                                                ------        ------
Total current assets........................................     438.2         505.8
Property, equipment and leasehold improvements, net.........     210.1         190.2
Goodwill, net...............................................      26.5          27.2
Other assets................................................      18.9          19.0
                                                                ------        ------
Total assets................................................    $693.7        $742.2
                                                                ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $123.1        $164.0
  Accrued expenses..........................................      82.3          59.5
                                                                ------        ------
Total current liabilities...................................     205.4         223.5
Long-term debt..............................................     223.7         240.0
Deferred income taxes.......................................      23.6          22.5
Other long-term liabilities.................................       8.2           7.4

Commitments and contingencies
Shareholders' equity:
  Common stock:
     Class A, stated value $0.05 per share; issued and
      outstanding 9,825,802 and 9,364,896, respectively.....       0.6           0.6
     Class B, stated value $0.05 per share; issued and
      outstanding 8,806,211 and 8,842,123, respectively.....       0.5           0.5
  Additional paid-in capital................................      99.7          99.2
  Unamortized restricted stock awards.......................      (0.6)         (1.2)
  Retained earnings.........................................     172.9         187.8
  Accumulated other comprehensive loss......................      (3.0)           --
                                                                ------        ------
                                                                 270.1         286.9
  Treasury stock, at cost...................................     (37.3)        (38.1)
                                                                ------        ------
Total shareholders' equity..................................     232.8         248.8
                                                                ------        ------
Total liabilities and shareholders' equity..................    $693.7        $742.2
                                                                ======        ======

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                       (Dollars in millions,
                                                                  except earnings per share data)
Net sales...................................................   $1,570.3      $1,483.3      $1,381.5
Cost of sales...............................................      877.2         838.2         748.3
                                                               --------      --------      --------
  Gross margin..............................................      693.1         645.1         633.2
Selling, general and administrative expenses................      644.2         589.2         533.8
Depreciation and amortization...............................       39.3          38.3          32.0
                                                               --------      --------      --------
  Operating profit..........................................        9.6          17.6          67.4
Interest expense............................................       32.7          29.0          26.2
                                                               --------      --------      --------
  Income (loss) before income taxes.........................      (23.1)        (11.4)         41.2
Income tax provision (benefit)..............................       (8.8)         (4.3)         15.6
                                                               --------      --------      --------
  Income (loss) before equity loss and extraordinary item...      (14.3)         (7.1)         25.6
Equity and asset impairment losses of minority investment...         --          (6.5)           --
                                                               --------      --------      --------
  Income (loss) before extraordinary item...................      (14.3)        (13.6)         25.6
Extraordinary item, loss related to early retirement of
  debt, net of tax benefit of $0.4 million..................       (0.6)           --            --
                                                               --------      --------      --------
Net income (loss)...........................................   $  (14.9)     $  (13.6)     $   25.6
                                                               ========      ========      ========
Basic net income (loss) per common share:
  Before extraordinary item.................................   $  (0.78)     $  (0.75)     $   1.41
                                                               ========      ========      ========
  As reported...............................................   $  (0.81)     $  (0.75)     $   1.41
                                                               ========      ========      ========
Diluted net income (loss) per common share:
  Before extraordinary item.................................   $  (0.78)     $  (0.75)     $   1.38
                                                               ========      ========      ========
  As reported...............................................   $  (0.81)     $  (0.75)     $   1.38
                                                               ========      ========      ========

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                       (Dollars in millions)
Net cash flows from operating activities:
  Net income (loss).........................................    $ (14.9)      $(13.6)       $ 25.6
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................       39.3         38.3          32.0
     Deferred income taxes..................................       (8.3)        (4.2)         12.8
     Loss on disposal of fixed assets.......................        1.2          1.7           1.2
     Equity and asset impairment losses of minority
       investment...........................................         --          6.5            --
     Extraordinary item, net of tax.........................        0.6           --            --
  Changes in operating assets and liabilities:
     Decrease (increase) in inventories.....................       82.0         (8.5)        (38.5)
     Increase (decrease) in accounts payable................      (40.9)        14.4          (0.8)
     Increase in accrued expenses...........................       21.2          3.9           6.8
     Settlement of income tax contingency...................         --         (3.5)        (16.1)
     Other, net.............................................        8.0          4.0           4.7
                                                                -------       ------        ------
Net cash provided by operating activities...................       88.2         39.0          27.7
Net cash flows used for investing activities:
  Capital expenditures......................................      (66.5)       (35.9)        (67.4)
  Minority investment.......................................         --         (6.5)           --
  Other, net................................................         --          1.7           1.4
                                                                -------       ------        ------
Net cash used for investing activities......................      (66.5)       (40.7)        (66.0)
Net cash flows (used for) provided by financing activities:
  Proceeds from senior secured credit facility, net.........      171.6           --            --
  Repayment of prior senior credit facility.................     (123.8)          --            --
  Net change in revolving credit facility...................      (69.1)        (5.2)        (87.3)
  Proceeds from issuance of senior subordinated notes,
     net....................................................         --           --         143.4
  Purchase of common stock..................................       (0.4)        (0.1)        (20.0)
  Other, net................................................        3.6          3.1           3.2
                                                                -------       ------        ------
Net cash (used for) provided by financing activities........      (18.1)        (2.2)         39.3
                                                                -------       ------        ------
Net increase (decrease) in cash.............................        3.6         (3.9)          1.0
Cash and temporary cash investments at beginning of year....       17.5         21.4          20.4
                                                                -------       ------        ------
Cash and temporary cash investments at end of year..........    $  21.1       $ 17.5        $ 21.4
                                                                =======       ======        ======
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest...............................................    $  30.6       $ 27.7        $ 20.0
     Income taxes, net of refunds...........................        0.5          3.4          (5.9)

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               UNAMORTIZED                          ACCUMULATED
                              CLASS A   CLASS B   ADDITIONAL   RESTRICTED                              OTHER
                              COMMON    COMMON     PAID-IN        STOCK      TREASURY   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                               STOCK     STOCK     CAPITAL       AWARDS       STOCK     EARNINGS       LOSS        INCOME/(LOSS)
                              -------   -------   ----------   -----------   --------   --------   -------------   -------------
                                                                    (Dollars in millions)
Balance, January 30, 1999...   $0.5      $0.5       $94.4         $(2.9)      $(19.3)    $175.8       $   --
  Net income................     --        --          --            --           --       25.6           --          $ 25.6
  Exercise of stock
    options.................     --        --         1.3            --           --         --           --              --
  Tax benefit on options
    exercised...............     --        --         0.6            --           --         --           --              --
  Issuance of restricted
    stock awards............     --        --         0.6          (0.6)          --         --           --              --
  Cancellation of restricted
    stock awards............     --        --        (0.3)          0.1           --         --           --              --
  Amortization of restricted
    stock awards............     --        --          --           1.3           --         --           --              --
  Purchase of common
    stock...................     --        --          --            --        (20.0)        --           --              --
  Issuance of treasury
    shares..................     --        --         0.7            --          0.5         --           --              --
  Issuance of common stock
    -- Associate Stock
    Ownership Plan..........     --        --         0.6            --           --         --           --              --
                               ----      ----       -----         -----       ------     ------       ------          ------
      Comprehensive
        income..............                                                                                          $ 25.6
                                                                                                                      ======
Balance, January 29,
  2000......................    0.5       0.5        97.9          (2.1)       (38.8)     201.4           --
  Net loss..................     --        --          --            --           --      (13.6)          --          $(13.6)
  Issuance of restricted
    stock awards............     --        --         0.1          (0.1)          --         --           --              --
  Cancellation of restricted
    stock awards............     --        --        (0.6)          0.2           --         --           --              --
  Amortization of restricted
    stock awards............     --        --          --           0.8           --         --           --              --
  Purchase of common
    stock...................     --        --          --            --         (0.1)        --           --              --
  Issuance of treasury
    shares..................     --        --         0.2            --          0.8         --           --              --
  Issuance of common stock
    -- Associate Stock
    Ownership Plan..........    0.1        --         1.6            --           --         --           --              --
                               ----      ----       -----         -----       ------     ------       ------          ------
      Comprehensive loss....                                                                                          $(13.6)
                                                                                                                      ======
Balance, February 3, 2001...    0.6       0.5        99.2          (1.2)       (38.1)     187.8           --
  Net loss..................     --        --          --            --           --      (14.9)          --          $(14.9)
  Cumulative effect of
    change in accounting for
    derivatives.............     --        --          --            --           --         --         (1.7)           (1.7)
  Change in fair value of
    derivatives.............     --        --          --            --           --         --         (1.3)           (1.3)
  Issuance of restricted
    stock awards............     --        --         0.1          (0.1)          --         --           --              --
  Cancellation of restricted
    stock awards............     --        --        (0.3)          0.1           --         --           --              --
  Amortization of restricted
    stock awards............     --        --          --           0.6           --         --           --              --
  Purchase of common
    stock...................     --        --          --            --         (0.4)        --           --              --
  Issuance of treasury
    shares..................     --        --        (0.3)           --          1.2         --           --              --
  Issuance of common stock
    -- Associate Stock
    Ownership Plan..........     --        --         1.0            --           --         --           --              --
                               ----      ----       -----         -----       ------     ------       ------          ------
      Comprehensive loss....                                                                                          $(17.9)
                                                                                                                      ======
Balance, February 2,
  2002......................   $0.6      $0.5       $99.7         $(0.6)      $(37.3)    $172.9       $ (3.0)
                               ====      ====       =====         =====       ======     ======       ======

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 959 retail stores in 49 states at February 2, 2002. The 889 traditional and 70 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

     The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2001 and 2000 financial statements have been reclassified in order to conform with the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions, as new information becomes available.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2002 ended February 2, 2002). Fiscal 2001 was a 53-week year.

CASH AND TEMPORARY CASH INVESTMENTS

     Temporary cash investments are all highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost as well as the gross margins reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the Company conducts store physical inventories to substantiate inventory balances.

     Reserves for clearance product are estimated based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of the Company's estimates can be affected by many factors, some of which are outside of the Company's control, including changes in economic conditions and consumer buying trends. Historically, the Company has not experienced significant differences in estimates of recovery compared with actual results.

     The Company's accrual for inventory shrink is based on the actual historical shrink results of its most recent store physical inventories. These estimates are compared to actual results as physical inventory counts

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are taken and reconciled to the general ledger. Substantially all store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 2, 2002 is based on the shrink results of these physical inventories. All store locations that have been open one year or more are physically inventoried at least once a year. The Company experienced an increase in historical shrink rates in fiscal 2002 compared with the prior year, and adjusted its shrink accrual to the higher realized shrink rates incurred. The Company will continue to adjust shrink rate estimates based on the results of future store physical inventories and shrink trends.

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

SOFTWARE DEVELOPMENT

     The Company capitalized $0.6 million and $3.5 million in fiscal 2002 and fiscal 2001, respectively, for internal use software. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational.

GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

     Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible assets acquired from House of Fabrics, Inc. ("HOF"). Goodwill is amortized on a straight-line basis over 40 years and is a non-deductible expense for tax purposes. Amortization expense was $0.7 million, $0.9 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively. During fiscal 2001, goodwill was reduced by $8.2 million due to the settlement of an income tax contingency (as discussed in Note 4).

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company is required to adopt this standard in fiscal 2003, which begins on February 3, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather tested for impairment at least annually, by applying a fair value-based test. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Application of the non-amortization provisions of SFAS No. 142 will result in a reduction in amortization expense of approximately $0.7 million per year.

     The Company performed the first of the required impairment tests of goodwill as of February 2, 2002, to evaluate existing goodwill for impairment upon adoption of SFAS No. 142. Based on the transition impairment tests performed on recorded goodwill, no impairment to goodwill exists and the Company will not record a charge in fiscal 2003 in connection with the adoption of this standard.

     Long-lived assets and certain identifiable intangibles historically have been reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of the assets to future net cash flows estimated by the Company to be generated by said assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Other than as discussed below under Accrued Store Closing Costs, there were no long-lived assets that required recognition of an impairment loss at February 2, 2002 or February 3, 2001.

ACCRUED STORE CLOSING COSTS

     The Company accrues costs related to stores closed or identified for closing, which include future rental obligations, carrying costs, and other closing costs. These expenses are accrued when the Company commits to closing or relocating a store. The determination of the accrual is dependent on the Company's ability to make estimates of costs to be incurred post-closing. Future rental obligations are calculated at the lesser of contractual obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. The carrying values of long-lived assets for stores identified for closure are reduced to estimated fair value.

ACCRUED EXPENSES

     Certain material expenses are estimated in an effort to record those expenses in the period incurred. The most material estimates relate to insurance-related expenses, portions of which the Company is self-insured for. Workers' compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in the Company's estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

FINANCIAL INSTRUMENTS

     Financial instruments held by the Company include cash and temporary cash investments, accounts payable, debt obligations and interest rate swap agreements. The carrying value of cash and temporary cash investments and accounts payable is representative of fair value because of the short maturity of these instruments. The carrying value of borrowings under the Credit Facility approximates the fair value since the interest rate is variable and fluctuates with market conditions. The fair value of the Company's senior subordinated notes is based on market values in the high yield debt market.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 was issued. The statement was adopted by the Company in fiscal 2002 and requires that all derivatives be recorded on the balance sheet at fair value and that changes in fair value of derivatives be recognized in the Company's results of operations unless specific hedge accounting criteria are met, in which case the change is reflected in other comprehensive income.

     For fair value disclosures of the Company's senior subordinated notes and interest rate swap agreements, see Note 11 -- Fair Value of Financial Instruments.

INCOME TAXES

     The Company accounts for income taxes pursuant to the asset and liability method. Under that method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $37.9 million, $39.5 million and $32.6 million for fiscal 2002, 2001 and 2000, respectively.

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share for fiscal 2000 include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for fiscal 2002 and fiscal 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares are as follows:

FISCAL YEAR ENDED                            2002         2001         2000
-----------------                         ----------   ----------   ----------
Weighted average shares:
  Basic.................................  18,444,141   18,041,192   18,198,325
  Incremental shares from assumed
     exercise of stock options..........          --           --      384,612
                                          ----------   ----------   ----------
  Diluted...............................  18,444,141   18,041,192   18,582,937
                                          ==========   ==========   ==========

NOTE 2 -- TURNAROUND PLAN CHARGES

     During the fourth quarter of fiscal 2001, management developed a turnaround plan (the "Turnaround Plan"), which resulted from a thorough analysis of the Company's business prompted by recent operating trends. As a result of the Company's decline in earnings, significant increases in debt and inventory levels, and issues surrounding the implementation of SAP Retail, the Company's strategy shifted from accelerating the growth of its superstore concept to improving the productivity of its existing asset base and realizing the benefits from the completed infrastructure investments.

     In accordance with current accounting literature (Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges,") the Company recorded a

                              JO-ANN STORES, INC.

NOTE 2 -- TURNAROUND PLAN CHARGES (CONTINUED)

$6.7 million pre-tax ($4.1 million after-tax) charge to operating expenses during the fourth quarter of fiscal 2001 and $17.1 million pre-tax ($10.6 million after-tax) charge to operating expenses during the third quarter of fiscal 2002 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan.

     In accordance with EITF 96-9 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," the Company also recorded a $2.6 million pre-tax charge ($1.6 million after-tax) to cost of goods sold during the third quarter of fiscal 2002 to reflect the markdown of certain inventory contained in the stores identified for closing to its net realizable value. Further, the Company recorded a $23.0 million pre-tax charge ($14.3 million after-tax) to cost of goods sold during the fourth quarter of fiscal 2001 to reduce the carrying amount of certain inventory to its net realizable value, identified as part of the "SKU Reduction Initiative" (as defined below) undertaken as part of the Turnaround Plan.

     In total, the turnaround charges were $19.7 million pre-tax ($12.2 million after-tax), or $0.67 per diluted share in fiscal 2002 (the "Turnaround Charges") and $29.7 million pre-tax ($18.4 million after-tax), or $1.02 per diluted share in fiscal 2001. The Turnaround Charges included $26.4 million for store closing charges (the "Store Closing Charges") and $23.0 million for the SKU Reduction Initiative. These charges are described more fully below.

STORE CLOSING CHARGE

     As part of the Turnaround Plan, the Company undertook a comprehensive review of its existing store base. The financial and operating performance of each store within the entire store base was evaluated based on return on investment parameters, and the decision was made to close those stores that were under-performing relative to management's required performance levels. During the fourth quarter of fiscal 2001, 42 traditional stores were identified for closing during fiscal 2002. In the third quarter of fiscal 2002, the Company recorded a second charge to close an additional 102 traditional stores and to either downsize or buyout the remaining lease obligations of four superstores. The store closing charges taken in these quarters include asset write-downs associated with the identified stores, and the estimated closing costs for stores whose closings are expected to be closed in the next twelve months.

     Following is a summary of the significant components of the Store Closing Charges (dollars in millions):


Noncancelable lease obligations.............................   $12.6
Asset write-offs............................................    11.1
Other.......................................................     2.7
                                                               -----
Total.......................................................   $26.4
                                                               =====

     Noncancelable lease obligations include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated continuing lease obligations were reduced by any sublease rental income.

     Asset write-offs include $8.5 million for fixed asset write-offs and $2.6 million for the reduction of certain inventory to its net realizable value upon clearance.

     The Store Closing Charges will require total cash payments of $15.3 million, which primarily consists of noncancelable lease obligations extending through 2011. As of February 2, 2002, the remaining future cash payments total $10.8 million.

     Summarized below is a reconciliation of the beginning and ending Store Closing Charges liability balances as of February 2, 2002 (dollars in millions). The Company believes that the liability remaining at February 2, 2002 is adequate to cover the remaining obligations associated with the Store Closing Charges.

                              JO-ANN STORES, INC.

NOTE 2 -- TURNAROUND PLAN CHARGES (CONTINUED)


                                        NONCANCELABLE
                                            LEASE         ASSET
                                         OBLIGATIONS    WRITE-OFFS   OTHER   TOTAL
                                        -------------   ----------   -----   ------
Store Closing Charges.................      $12.6         $ 11.1     $ 2.7   $ 26.4
Utilized -- cash......................       (3.0)            --      (1.5)    (4.5)
Utilized -- non-cash..................         --          (11.1)       --    (11.1)
                                            -----         ------     -----   ------
Balance -- February 2, 2002...........      $ 9.6         $   --     $ 1.2   $ 10.8
                                            =====         ======     =====   ======

SKU REDUCTION INITIATIVE

     During the fourth quarter of fiscal 2001, the Company commenced an inventory productivity initiative (the "SKU Reduction Initiative") which entailed a thorough review of inventory investment and gross margin performance by item or stock keeping unit ("SKU"). This initiative resulted in the identification of approximately 10,000 SKU's, or greater than $50 million of inventory, at cost, that were under-performing and the Company made the decision to discontinue. The Company began clearance programs in the second quarter of fiscal 2002 to reduce this inventory to zero. These clearance programs were substantially completed by the end of fiscal 2002.

     The Company believes the review process completed in the fourth quarter of fiscal 2001 for the SKU Reduction Initiative was thorough. Although additional product may be targeted for reduction based on ongoing analysis, the Company believes that the extent of such reduction decisions will be more comparable to what is the normal course of business practices in retailing. The Company has established appropriate reserves for product currently designated for clearance. Such reserves are established based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of the Company's estimates can be affected by many factors, some of which are outside of the Company's control, including changes in economic conditions and consumer buying trends. Historically, the Company has not experienced significant differences in its estimates of recovery compared with actual results.

NOTE 3 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consists of the following (dollars in millions):

FISCAL YEAR                                                  2002      2001
-----------                                                 -------   -------
Land and buildings........................................  $  51.9   $  25.6
Furniture, fixtures and equipment.........................    267.7     244.3
Leasehold improvements....................................     69.3      69.7
Construction in progress..................................      3.7       5.8
                                                            -------   -------
                                                              392.6     345.4
Less accumulated depreciation.............................   (182.5)   (155.2)
                                                            -------   -------
                                                            $ 210.1   $ 190.2
                                                            =======   =======

                              JO-ANN STORES, INC.

NOTE 4 -- INCOME TAXES

     The significant components of the income tax provision (benefit) are as follows (dollars in millions):

FISCAL YEAR ENDED                                      2002     2001    2000
-----------------                                      -----   ------   -----
Current:
  Federal............................................  $(0.4)  $  6.9   $ 1.6
  State and local....................................   (0.1)    (0.7)    1.2
                                                       -----   ------   -----
                                                        (0.5)     6.2     2.8
Deferred.............................................   (8.3)   (10.5)   12.8
                                                       -----   ------   -----
Income tax provision (benefit).......................  $(8.8)  $ (4.3)  $15.6
                                                       =====   ======   =====

     The reconciliation of income tax at the statutory rate to the income tax provision (benefit) is as follows:

FISCAL YEAR ENDED                                       2002    2001    2000
-----------------                                       -----   -----   -----
Federal income tax at the statutory rate..............  $(8.1)  $(4.0)  $14.4
Effect of:
  State and local taxes...............................   (0.4)   (0.2)    1.7
  Other, net..........................................   (0.3)   (0.1)   (0.5)
                                                        -----   -----   -----
Income tax provision (benefit)........................  $(8.8)  $(4.3)  $15.6
                                                        =====   =====   =====

                              JO-ANN STORES, INC.

NOTE 4 -- INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              ASSET/(LIABILITY)
                                                              -----------------
FISCAL YEAR                                                    2002      2001
-----------                                                   -------   -------
Current
Deferred tax assets:
  Inventory items...........................................  $ 17.3    $ 14.4
  Employee benefits.........................................     2.9       2.3
  Lease obligations.........................................     6.0       3.0
  Other.....................................................     5.8       1.2
                                                              ------    ------
                                                                32.0      20.9
Deferred tax liabilities:
  Basis difference in net assets acquired...................    (1.4)     (1.4)
                                                              ------    ------
Net current deferred tax asset..............................  $ 30.6    $ 19.5
                                                              ======    ======
Non-current
Deferred tax assets:
  NOL carryforward..........................................  $  8.4    $  9.3
  Other.....................................................     2.0       1.7
                                                              ------    ------
                                                                10.4      11.0
Deferred tax liabilities:
  Depreciation..............................................   (33.5)    (32.8)
  Basis difference in net assets acquired...................    (0.6)     (0.6)
  Other.....................................................     0.1      (0.1)
                                                              ------    ------
                                                               (34.0)    (33.5)
                                                              ------    ------
Net non-current deferred tax liability......................  $(23.6)   $(22.5)
                                                              ======    ======

     As of February 2, 2002, the Company had a net operating loss carry-forward totaling $22.3 million available to offset future years' taxable income. These losses expire in 2019. The Company has recorded valuation allowances for certain deferred tax assets that may be unrealizable.

     As part of the HOF acquisition, the Company assumed an income tax contingency that was subsequently settled with the Internal Revenue Service ("IRS") in October 2000 for $19.6 million. Of the settlement, $16.1 million of the liability was paid during fiscal 2000 in the form of a deposit payment (cash bond) to the IRS. The remaining $3.5 million was paid during the third quarter of fiscal 2001.

NOTE 5 -- FINANCING

SECURED CREDIT FACILITIES

     In April 2001, the Company entered into a $365.0 million senior secured credit facility (the "Credit Facility") which expires on April 30, 2005. The Credit Facility consists of a $325.0 million revolving credit facility and a $40.0 million term loan, both secured by a first priority perfected security interest in the inventory, accounts receivable, property and other assets of the Company. The Credit Facility is fully and unconditionally guaranteed by each of the Company's subsidiaries. The Credit Facility contains a letter of credit sub-limit of $150.0 million. Interest on borrowings under the Credit Facility is calculated at the bank's

                              JO-ANN STORES, INC.

NOTE 5 -- FINANCING (CONTINUED)

base rate or London Interbank Offered Rate ("LIBOR") plus 1.75 percent to 2.25 percent, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. The Credit Facility provided for the applicable LIBOR margin to be set at 2.00 percent for the first 12 months of the term of the facility. Proceeds from the Credit Facility were used to repay all outstanding borrowings under the Company's prior $300.0 million senior credit facility and a $40.0 million synthetic lease facility.

     As of February 2, 2002, the Company had outstanding borrowings of $73.7 million under the Credit Facility at a weighted average interest rate of 8.7 percent and $31.2 million letters of credit outstanding. The Company pays quarterly usage fees of between 1.25 percent and 2.25 percent per annum on outstanding letters of credit under the Credit Facility. The Company also pays quarterly fees of 0.375 percent per annum on the unused portion of the Credit Facility.

     The Credit Facility does not contain any financial covenant tests as long as excess availability, as defined, is greater than $35.0 million. A minimum net worth financial covenant test exists if excess availability is less than $35.0 million. Excess availability was $163.1 million on February 2, 2002. In addition, capital expenditures under the Credit Facility are limited to $50.0 million per year, with any unused portion carried forward and available for use. The Credit Facility permits the repurchase of common shares of the Company, the repurchase of senior subordinated notes, and the payment of cash dividends (up to $5.0 million) in any fiscal year, subject to maintaining certain levels of excess availability.

     The Company's weighted average interest rate and weighted average borrowings under the Credit Facility, prior senior credit facility and other lines of credit were 7.2 percent and $169.0 million during fiscal 2002, 7.9 percent and $119.3 million during fiscal 2001, and 6.5 percent and $161.1 million during fiscal 2000.

     The term loan portion of the Credit Facility replaced a $40.0 million synthetic lease facility that the Company had originally used to finance the construction of a distribution center in Visalia, California. The synthetic lease facility was accounted for as an operating lease, with interest payments capitalized until the facility began operations. Accordingly, no asset or debt obligation related to the construction of the distribution center is reflected on the accompanying consolidated balance sheet at February 3, 2001. As a result of the termination of the synthetic lease facility, the Company recorded the appropriate assets and debt obligation of $40.0 million in the first quarter of fiscal 2002. There is no penalty if the Company elects to prepay the term loan principal, which is due on April 30, 2005.

SENIOR SUBORDINATED NOTES

     On May 5, 1999, the Company issued $150.0 million of 10 3/8 percent senior subordinated notes due May 1, 2007. Interest on the senior subordinated notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the notes were issued at 98.5 percent of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. The Company has the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions. The notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of the Company's subsidiaries.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

                              JO-ANN STORES, INC.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the "Lortz Complaint") against the Company, on behalf of the Company's former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. A tentative settlement in this case was reached in January 2002 and a pre-tax charge of $6.5 million ($4.0 million after-tax or $0.21 per diluted share) was recorded in the fourth quarter of fiscal 2002.

NOTE 7 -- CAPITAL STOCK

     The following table details the common stock ($0.05 stated value) activity for fiscal 2002 and fiscal 2001:

                                                   COMMON SHARES OUTSTANDING --
                                                         NET OF TREASURY
                                                ----------------------------------     SHARES
                                                 CLASS A     CLASS B      TOTAL      IN TREASURY
                                                ---------   ---------   ----------   -----------
Balance at January 29, 2000...................  8,987,036   8,857,853   17,844,889    3,696,401
Exercise of stock options.....................      7,838       2,588       10,426           --
Issuance of restricted stock awards...........     15,000         375       15,375           --
Issuance of common stock --
  Associate Stock Ownership Plan..............    248,476          --      248,476           --
Cancellation of restricted stock awards.......    (25,000)     (4,875)     (29,875)          --
Purchase of common stock......................         --     (13,818)     (13,818)      13,818
Issuance of treasury shares...................    131,546          --      131,546     (131,546)
                                                ---------   ---------   ----------    ---------
Balance at February 3, 2001...................  9,364,896   8,842,123   18,207,019    3,578,673
Issuance of restricted stock awards...........     20,000         500       20,500           --
Issuance of common stock --
  Associate Stock Ownership Plan..............    296,483          --      296,483           --
  Deferred stock..............................        406         467          873           --
Cancellation of restricted stock awards.......    (17,000)         --      (17,000)          --
Purchase of common stock......................    (37,881)    (36,879)     (74,760)      74,760
Issuance of treasury shares...................    198,898          --      198,898     (198,898)
                                                ---------   ---------   ----------    ---------
Balance at February 2, 2002...................  9,825,802   8,806,211   18,632,013    3,454,535
                                                =========   =========   ==========    =========

     The Company's Class A common shares have voting rights while Class B common shares have no voting rights. At February 2, 2002 and February 3, 2001, there were 75,000,000 Class A common shares and 75,000,000 Class B common shares authorized for issuance. At February 2, 2002 and February 3, 2001, there were 5,000,000 shares of serial preferred stock, without par value, authorized for issuance, none of which were outstanding.

SHAREHOLDERS' RIGHTS PLAN

     On October 31, 2000, the Company amended and restated its Shareholders' Rights Plan (the "Rights Plan"). Under the Rights Plan, as amended and restated, one right is issued for each Class A and Class B

                              JO-ANN STORES, INC.

NOTE 7 -- CAPITAL STOCK (CONTINUED)

common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15 percent or more of the outstanding Class A common shares as defined in the Rights Plan. When exercisable, each right initially entitles a holder of Class A and Class B common shares to purchase one Class A common share for $60.00, or under certain circumstances, one Class A common share for $0.50. The rights, which do not have voting privileges, expire in October 2010, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

RIGHT TO ACQUIRE SHARES

     The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. The total number of both Class A and Class B common shares, subject to this agreement, was approximately 4.5 million shares as of February 2, 2002.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS

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

     The following table summarizes award activity and the number of shares available for future awards under the 1998 Plan at February 2, 2002:

                                               STOCK      RESTRICTED
                                              OPTIONS       STOCK        TOTAL
                                             ----------   ----------   ----------
Available at January 30, 1999..............                               261,566
  Fiscal year 2000 calculated available....                               760,463
  Granted..................................    (484,450)   (42,250)      (526,700)
  Cancellations............................      50,000     14,750         64,750
                                                                       ----------
Available at January 29, 2000..............                               560,079
  Fiscal year 2001 calculated available....                               713,796
  Granted..................................  (1,552,250)   (15,375)    (1,567,625)
  Cancellations............................     344,300      4,875        349,175
                                                                       ----------
Available at February 3, 2001..............                                55,425
  Fiscal year 2002 calculated available....                               672,856
  Granted..................................    (426,700)   (18,000)      (444,700)
  Cancellations............................     264,381     16,000        280,381
                                                                       ----------
Available at February 2, 2002..............                               563,962
                                                                       ==========

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

  Employee Stock Option Program

     The employee stock options granted under the 1998 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire ten years after the date of the grant. Stock options granted under the Plan may become exercisable under different terms as approved by the Compensation Committee of the Board of Directors. During fiscal year 2002, 180,000 stock option awards were made to executive officers of the Company, other than the chief executive officer, that were shorter in duration, with a seven year expiration. These stock option awards vest in four years but are subject to accelerated vesting when the Company achieves certain levels of financial performance. By establishing option awards with shorter periods of duration and accelerated vesting provisions, the Compensation Committee believes that the value of such awards are more closely aligned to the near-term financial performance and success of the Company, which is appropriate given the turnaround initiatives established for the Company.

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

     The following table summarizes the restricted shares granted and weighted average grant price under the 1998 Plan:

                                   CLASS A COMMON SHARES       CLASS B COMMON SHARES
                                  -----------------------     -----------------------
                                                 WEIGHTED                    WEIGHTED
                                  RESTRICTED     AVERAGE      RESTRICTED     AVERAGE
                                    SHARES        GRANT         SHARES        GRANT
FISCAL YEAR                        GRANTED        PRICE        GRANTED        PRICE
-----------                       ----------     --------     ----------     --------
2002............................    18,000        $ 4.49           --         $   --
2001............................    15,000          6.74          375           7.92
2000............................    39,000         13.52        3,250          11.31

  Employee Stock Purchase Program

     The employee stock purchase program (the Associate Stock Ownership Plan or "ASOP") was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2002, 2001 and 2000, stock purchase rights of 296,483, 248,476 and 60,049, respectively, were granted and exercised under the ASOP.

  Non-Employee Directors Deferred Stock Program

     On March 9, 2000, the Company established a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

election prior to the Company's annual shareholder's meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. One-half of the cash compensation deferred is converted into Class A stock units and one-half into Class B stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of Class A and Class B common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2002 and 2001, 3,410 and 3,552 Class A units, respectively, and 5,036 and 3,997 Class B units, respectively, were deferred under the deferred stock program.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     Under the 1996 Stock Option Plan for Non-Employee Directors (the "Directors Stock Option Plan"), the Company had granted stock options to each non-employee director upon the completion of each year of service at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. The Directors Stock Option Plan is no longer used to grant stock options to non-employee directors of the Company.

OTHER PLANS

     In addition to the 1998 Plan, nonqualified stock options have been granted to certain officers and key employees under the 1990 Employee Stock Option and Stock Appreciation Rights Plan (the "1990 Plan") at prices not less than fair market value of the common stock at the date of grant. Vesting and expiration periods are identical to options issued under the 1998 Plan. The 1990 Plan terminated on March 14, 2000. The termination of the plan does not affect stock options outstanding granted prior to the termination.

     In addition to the 1998 Plan, restricted shares of the Company's common stock are available for, and have been awarded to, executive officers, senior management and other key employees under the 1994 Executive Incentive Plan (the "Executive Plan"). At February 2, 2002, 91,500 Class A restricted shares were outstanding under the Executive Plan and 358,500 Class A and 451,000 Class B common shares are available for future awards.

     In March 2000, the Board of Directors authorized for issuance and subsequently granted 319,000 Class B common shares for stock options. Stock options granted under this authorization became exercisable and expire in accordance with the provisions of the 1998 Plan.

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following is a summary of the Company's stock option activity for the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan (collectively the "Plans"):

                                             CLASS A OPTIONS        CLASS B OPTIONS
                                           --------------------   --------------------     TOTAL
                                                       WEIGHTED               WEIGHTED    CLASS A
                                                       AVERAGE                AVERAGE       AND
                                           NUMBER OF   EXERCISE   NUMBER OF   EXERCISE    CLASS B
                                            OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS
                                           ---------   --------   ---------   --------   ---------
Outstanding at January 30, 1999..........   750,579     $11.57    1,989,597    $14.49    2,740,176
  Granted................................     7,500      16.50      491,950     11.18      499,450
  Exercised..............................  (100,864)      8.76      (68,748)     6.67     (169,612)
  Canceled...............................   (32,426)     13.28     (196,030)    15.89     (228,456)
                                           --------               ---------              ---------
Outstanding at January 29, 2000..........   624,789      11.99    2,216,769     13.87    2,841,558
  Granted................................    10,000       8.75    1,921,250      7.67    1,931,250
  Exercised..............................    (7,838)      7.76       (2,588)     6.47      (10,426)
  Canceled...............................  (150,562)     10.66     (703,337)    11.40     (853,899)
                                           --------               ---------              ---------
Outstanding at February 3, 2001..........   476,389      12.41    3,432,094     10.91    3,908,483
  Granted................................    18,283       4.84      408,417      3.16      426,700
  Exercised..............................        --         --           --        --           --
  Canceled...............................  (116,892)     15.24     (457,201)    11.08     (574,093)
                                           --------               ---------              ---------
Outstanding at February 2, 2002..........   377,780     $11.17    3,383,310    $ 9.92    3,761,090
                                           ========     ======    =========    ======    =========

                                             CLASS A OPTIONS        CLASS B OPTIONS
                                           --------------------   --------------------     TOTAL
                                                       WEIGHTED               WEIGHTED    CLASS A
                                                       AVERAGE                AVERAGE       AND
                                           NUMBER OF   EXERCISE   NUMBER OF   EXERCISE    CLASS B
                                            OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS
                                           ---------   --------   ---------   --------   ---------
Exercisable at:
  February 2, 2002.......................   353,814     $11.33    1,282,589    $14.01    1,636,403
  February 3, 2001.......................   444,889      12.05    1,194,538     14.13    1,639,427
  January 29, 2000.......................   572,289      11.18    1,176,669     13.34    1,748,958
Weighted average fair value of options
  granted during fiscal:
  2002...................................   $  2.91               $    1.37
  2001...................................      5.44                    3.76
  2000...................................      6.80                    4.59

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following table summarizes the status of stock options outstanding and exercisable at February 2, 2002:

                        CLASS A                                  CLASS A
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICE        LIFE       EXERCISABLE    PRICE
-----------   ----------------   --------   -----------   -----------   --------
  105,405     $  4.40 to $6.16    $ 5.96     1.5 years       93,439      $ 6.16
  153,675        6.17 to 14.63      8.11     2.8 years      146,175        8.08
  118,700       14.64 to 29.06     19.75     4.5 years      114,200       19.72
  -------                                                   -------
  377,780     $ 4.40 to $29.06    $11.17     3.0 years      353,814      $11.33
  =======                         ======                    =======      ======

                        CLASS B                                  CLASS B
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICE        LIFE       EXERCISABLE    PRICE
-----------   ----------------   --------   -----------   -----------   --------
   600,796    $  2.40 to $7.66    $ 4.14     7.5 years       150,888     $ 6.44
 1,507,800       7.67 to 10.81      7.80     7.7 years       116,987       8.27
 1,274,714      10.82 to 26.66     15.14     6.2 years     1,014,714      15.80
 ---------                                                 ---------
 3,383,310    $ 2.40 to $26.66    $ 9.92     7.1 years     1,282,589     $14.01
 =========                        ======                   =========     ======

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted under the Plans. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under these Plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown in the table below (dollars in millions, except per share data):

                                                 2002                2001                2000
                                           -----------------   -----------------   ----------------
                                              AS       PRO        AS       PRO        AS       PRO
FISCAL YEAR ENDED                          REPORTED   FORMA    REPORTED   FORMA    REPORTED   FORMA
-----------------                          --------   ------   --------   ------   --------   -----
Net income (loss)........................   $(14.9)   $(17.0)   $(13.6)   $(16.1)   $25.6     $23.8
Net income (loss) per common share:
  Basic..................................    (0.81)    (0.92)    (0.75)    (0.89)    1.41      1.31
  Diluted................................    (0.81)    (0.92)    (0.75)    (0.89)    1.38      1.31

     The pro forma disclosures presented are not representative of the future effects on net income and net income per share.

     For purposes of computing the pro forma disclosures above, the fair values of the options granted under the Plans were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The significant assumptions used to calculate the fair value of Class A and Class B option grants were: risk-free interest rates ranging from
5.2 percent to 6.4 percent for Class A

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

and 4.8 percent to 6.6 percent for Class B, expected volatility ranging from
36.9 percent to 46.0 percent for Class A and 32.3 percent to 46.0 percent for Class B, expected lives ranging from 3.5 to 10.0 years for Class A and 4.1 to
6.6 years for Class B and no expected dividends for either class of shares.

NOTE 9 -- SAVINGS PLAN AND POSTRETIREMENT BENEFITS

     The Company sponsors the Jo-Ann Stores, Inc. Savings Plan 401(k) (the "Savings Plan"), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of four percent of the employee's annual compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company's matching contributions during fiscal 2002, 2001 and 2000 were $1.0 million, $1.0 million and $1.2 million, respectively. Plan assets included 844,968 shares of Class A common shares and 270,695 shares of Class B common shares at February 2, 2002.

     The Company does not provide post-retirement health care benefits for its employees.

NOTE 10 -- LEASES

     With the exception of one superstore, all of the Company's retail stores operate out of leased facilities. All store leases are operating leases, generally for periods up to 10 years with renewal options for up to 20 years. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area maintenance expenses. The Company also leases certain computer and store equipment, generally under five-year or less lease terms.

     The following is a schedule of future minimum rental payments under non-cancelable operating leases:

                                                               MINIMUM
FISCAL YEAR ENDED                                              RENTALS
-----------------                                              -------
(Dollars in millions)
2003........................................................   $116.2
2004........................................................    100.7
2005........................................................     92.7
2006........................................................     78.6
2007........................................................     66.5
Thereafter..................................................    222.1
                                                               ------
                                                               $676.8
                                                               ======

     Rent expense was as follows:

FISCAL YEAR ENDED                                     2002     2001     2000
-----------------                                    ------   ------   ------
(Dollars in millions)
Minimum rentals....................................  $122.6   $124.6   $112.4
Contingent rentals.................................     2.7      2.3      2.4
Sublease rentals...................................    (6.0)    (4.8)    (4.1)
                                                     ------   ------   ------
                                                     $119.3   $122.1   $110.7
                                                     ======   ======   ======

                              JO-ANN STORES, INC.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and temporary cash investments and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The bid price of the 10 3/8 percent senior subordinated notes at February 2, 2002 in the high yield debt market was $84.0. Accordingly, the fair value of the 10 3/8 percent senior subordinated notes was $126.0 million versus their carrying value of $150.0 million.

     In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company's objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective. Interest rate swaps are utilized to manage net exposure to interest rate changes related to the Company's debt structure. The interest rate swap agreements require the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. The Company does not enter into financial instruments for trading purposes.

     On March 15, 1998, the Company entered into a five-year interest rate swap agreement to hedge its interest rate exposure. The notional amount of this interest rate swap was $50.0 million, with a fixed LIBOR of 5.98 percent. On September 5, 2000, the Company entered into a separate interest rate swap agreement to further hedge its interest rate exposure. The interest rate swap had a term of five years effective May 1, 2001, with a notional amount of $40.0 million and a fixed LIBOR rate of 6.80 percent. Effective May 15, 2001, the agent for the Credit Facility assumed assignment of the Company's two outstanding interest rate swap agreements and on May 16, 2001, terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR rate of 6.72 percent and a notional amount of $90.0 million, reducing to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

     Effective February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. In accordance with SFAS No. 133, the Company has reviewed and designated all of its interest rate swap agreements as cash flow hedges and now recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2002, unrealized after tax net losses of $3.0 million were recorded in other comprehensive income (loss), including a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness for fiscal 2002 was $1.0 million ($0.6 million after-tax) and is reflected in interest expense.

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized below are the unaudited results of operations by quarter for fiscal 2002 and 2001:

                                                       FIRST      THIRD     FOURTH     SECOND
FISCAL 2002                                           QUARTER    QUARTER    QUARTER    QUARTER
-----------                                           -------    -------    -------    -------
(Dollars in millions, except per share data)
Net sales...........................................  $328.9     $330.2     $413.0     $498.2
Gross margin........................................   151.1      139.2      182.6      220.2
Net income (loss)...................................    (6.4)     (16.1)     (11.3)(a)   18.9(b)
Net income (loss) per common share:
  Basic.............................................  $(0.35)    $(0.88)    $(0.61)(a) $ 1.02(b)
  Diluted...........................................   (0.35)     (0.88)     (0.61)(a)   1.01(b)

                              JO-ANN STORES, INC.

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                                       FIRST      THIRD     FOURTH     SECOND
FISCAL 2001                                           QUARTER    QUARTER    QUARTER    QUARTER
-----------                                           -------    -------    -------    -------
(Dollars in millions, except per share data)
Net sales...........................................  $325.4     $299.0     $362.5     $496.4
Gross margin........................................   152.3      135.9      172.4      184.5(c)
Net income (loss) before equity loss................     3.0       (9.0)       4.2       (5.3)(d)
Equity and asset impairment losses of Minority
  investment........................................      --       (1.0)      (1.1)      (4.4)
Net income (loss)...................................     3.0      (10.0)       3.1       (9.7)(d)
Net income (loss) per common share:
  Basic.............................................  $ 0.17     $(0.55)    $ 0.17     $(0.53)(d)
  Diluted...........................................    0.17      (0.55)      0.17      (0.53)(d)

---------------

(a)Includes after tax charge of $12.2 million, or $0.67 per share for the third quarter related to store closings.

(b)Includes after tax charge of $4.0 million, or $0.21 per share for the fourth quarter related to a wage litigation settlement.

(c)Includes pretax charge of $23.0 million for the fourth quarter related to the SKU Reduction Initiative.

(d)Includes after tax charge of $18.4 million, or $1.02 per share for the fourth quarter related to stores identified for closing in fiscal 2002 and the SKU Reduction Initiative.

NOTE 13 -- MINORITY INVESTMENT

     On June 6, 2000, the Company announced that it had entered into a strategic relationship with IdeaForest.com, Inc. ("IdeaForest"), an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. The Company provides product to the site, with customer fulfillment and service being handled by IdeaForest. The Company invested $6.5 million in IdeaForest, which, combined with the Company's contribution of strategic assets, entitled the Company to a 28.5 percent ownership interest. In addition, the Company has the ability to increase its future ownership percentage through the vesting and exercise of warrants. The investment in IdeaForest is accounted for using the equity method. During fiscal 2001, the Company recorded equity losses of $3.2 million related to this minority investment.

     During the fourth quarter of fiscal 2001, the Company reduced the carrying value of the its investment in IdeaForest to zero, which resulted in a $3.3 million charge. The decision to reduce the carrying value of the investment to zero was predicated on operating projections prepared by IdeaForest that resulted in its cash balance being reduced to near zero before cash flow positive operating status was achieved. The Company remains committed to an online presence and IdeaForest is currently operating its business in line with its planned operating projections.

                              JO-ANN STORES, INC.

NOTE 14 -- CONSOLIDATING FINANCIAL STATEMENTS

     The Company's 10 3/8 percent senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the years ended February 2, 2002 is as follows:

                                                     FEBRUARY 2, 2002
                                    ---------------------------------------------------
                                              GUARANTOR
CONSOLIDATING BALANCE SHEETS        PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
----------------------------        ------   ------------   ------------   ------------
                                                   (Dollars in millions)
ASSETS
Current assets:
  Cash and temporary cash
    investments...................  $ 17.5      $  3.6        $    --        $  21.1
  Inventories.....................   152.8       216.2             --          369.0
  Prepaid expenses and other
    current assets................    35.8        12.3             --           48.1
                                    ------      ------        -------        -------
Total current assets..............   206.1       232.1             --          438.2
Property, equipment and leasehold
  improvements, net...............    64.7       145.4             --          210.1
Goodwill, net.....................      --        26.5             --           26.5
Other assets......................    17.3         1.6             --           18.9
Investment in subsidiaries........     3.6          --           (3.6)            --
Intercompany receivable...........   418.0          --         (418.0)            --
                                    ------      ------        -------        -------
Total assets......................  $709.7      $405.6        $(421.6)       $ 693.7
                                    ======      ======        =======        =======
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable................  $122.7      $  0.4        $    --        $ 123.1
  Accrued expenses................   111.2       (28.9)            --           82.3
                                    ------      ------        -------        -------
Total current liabilities.........   233.9       (28.5)            --          205.4
Long-term debt....................   223.7          --             --          223.7
Deferred income taxes.............    14.6         9.0             --           23.6
Other long-term liabilities.......     4.7         3.5             --            8.2
Intercompany payable..............      --       418.0         (418.0)
Shareholders' equity:
  Common stock....................     1.1          --             --            1.1
  Additional paid-in capital......    99.7          --             --           99.7
  Unamortized restricted stock
    awards........................    (0.6)         --             --           (0.6)
  Retained earnings...............   172.9         3.6           (3.6)         172.9
  Accumulated other comprehensive
    loss..........................    (3.0)         --             --           (3.0)
                                    ------      ------        -------        -------
                                     270.1         3.6           (3.6)         270.1
  Treasury stock, at cost.........   (37.3)         --             --          (37.3)
                                    ------      ------        -------        -------
Total shareholders' equity........   232.8         3.6           (3.6)         232.8
                                    ------      ------        -------        -------
Total liabilities and
  shareholders' equity............  $709.7      $405.6        $(421.6)       $ 693.7
                                    ======      ======        =======        =======

                                                     FEBRUARY 3, 2001
                                    ---------------------------------------------------
                                              GUARANTOR
CONSOLIDATING BALANCE SHEETS        PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
----------------------------        ------   ------------   ------------   ------------
                                                   (Dollars in millions)
ASSETS
Current assets:
  Cash and temporary cash
    investments...................  $ 13.8      $  3.7        $    --         $ 17.5
  Inventories.....................   181.9       269.1             --          451.0
  Prepaid expenses and other
    current assets................    25.0        12.3             --           37.3
                                    ------      ------        -------         ------
Total current assets..............   220.7       285.1             --          505.8
Property, equipment and leasehold
  improvements, net...............    74.6       115.6             --          190.2
Goodwill, net.....................      --        27.2             --           27.2
Other assets......................    17.9         1.1             --           19.0
Investment in subsidiaries........    19.9          --          (19.9)            --
Intercompany receivable...........   387.1          --         (387.1)            --
                                    ------      ------        -------         ------
Total assets......................  $720.2      $429.0        $(407.0)        $742.2
                                    ======      ======        =======         ======
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable................  $127.3      $ 36.7        $    --         $164.0
  Accrued expenses................    85.3       (25.8)            --           59.5
                                    ------      ------        -------         ------
Total current liabilities.........   212.6        10.9             --          223.5
Long-term debt....................   240.0          --             --          240.0
Deferred income taxes.............    14.2         8.3             --           22.5
Other long-term liabilities.......     4.6         2.8             --            7.4
Intercompany payable..............      --       387.1         (387.1)            --
Shareholders' equity:
  Common stock....................     1.1          --             --            1.1
  Additional paid-in capital......    99.2          --             --           99.2
  Unamortized restricted stock
    awards........................    (1.2)         --             --           (1.2)
  Retained earnings...............   187.8        19.9          (19.9)         187.8
  Accumulated other comprehensive
    loss..........................      --                         --             --
                                    ------      ------        -------         ------
                                     286.9        19.9          (19.9)         286.9
  Treasury stock, at cost.........   (38.1)         --             --          (38.1)
                                    ------      ------        -------         ------
Total shareholders' equity........   248.8        19.9          (19.9)         248.8
                                    ------      ------        -------         ------
Total liabilities and
  shareholders' equity............  $720.2      $429.0        $(407.0)        $742.2
                                    ======      ======        =======         ======

                              JO-ANN STORES, INC.

NOTE 14 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                     FISCAL YEAR ENDED
                                    ---------------------------------------------------
                                                     FEBRUARY 2, 2002
                                    ---------------------------------------------------
CONSOLIDATING STATEMENTS OF                   GUARANTOR
OPERATIONS                          PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
---------------------------         ------   ------------   ------------   ------------
                                                   (Dollars in millions)
Net sales.........................  $862.6     $1,614.7       $(907.0)       $1,570.3
Cost of sales.....................   528.2      1,256.0        (907.0)          877.2
                                    ------     --------       -------        --------
  Gross margin....................   334.4        358.7            --           693.1
Selling, general and
  administrative expenses.........   326.1        318.1            --           644.2
Depreciation and amortization.....    15.3         24.0            --            39.3
                                    ------     --------       -------        --------
  Operating profit (loss).........    (7.0)        16.6            --             9.6
Interest expense..................    14.5         18.2            --            32.7
                                    ------     --------       -------        --------
  Income (loss) before income
    taxes.........................   (21.5)        (1.6)           --           (23.1)
Income tax provision (benefit)....    (8.5)        (0.3)           --            (8.8)
                                    ------     --------       -------        --------
  Income (loss) before equity loss
    and extraordinary item........   (13.0)        (1.3)           --           (14.3)
Equity and asset impairment losses
  of minority investment..........      --           --            --              --
Equity income (loss) from
  subsidiaries....................    (1.3)          --           1.3              --
                                    ------     --------       -------        --------
  Income (loss) before
    extraordinary item............   (14.3)        (1.3)          1.3           (14.3)
Extraordinary item, net of tax
  benefit.........................    (0.6)          --            --            (0.6)
                                    ------     --------       -------        --------
Net income (loss).................  $(14.9)    $   (1.3)      $   1.3        $  (14.9)
                                    ======     ========       =======        ========

                                                     FISCAL YEAR ENDED
                                    ---------------------------------------------------
                                                     FEBRUARY 3, 2001
                                    ---------------------------------------------------
CONSOLIDATING STATEMENTS OF                   GUARANTOR
OPERATIONS                          PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
---------------------------         ------   ------------   ------------   ------------
                                                   (Dollars in millions)
Net sales.........................  $815.7     $1,436.9       $(769.3)       $1,483.3
Cost of sales.....................   511.1      1,096.4        (769.3)          838.2
                                    ------     --------       -------        --------
  Gross margin....................   304.6        340.5            --           645.1
Selling, general and
  administrative expenses.........   293.7        295.5            --           589.2
Depreciation and amortization.....    17.1         21.2            --            38.3
                                    ------     --------       -------        --------
  Operating profit (loss).........    (6.2)        23.8            --            17.6
Interest expense..................    13.5         15.5            --            29.0
                                    ------     --------       -------        --------
  Income (loss) before income
    taxes.........................   (19.7)         8.3            --           (11.4)
Income tax provision (benefit)....    (7.6)         3.3            --            (4.3)
                                    ------     --------       -------        --------
  Income (loss) before equity loss
    and extraordinary item........   (12.1)         5.0            --            (7.1)
Equity and asset impairment losses
  of minority investment..........    (6.5)          --            --            (6.5)
Equity income (loss) from
  subsidiaries....................     5.0           --          (5.0)             --
                                    ------     --------       -------        --------
  Income (loss) before
    extraordinary item............   (13.6)         5.0          (5.0)          (13.6)
Extraordinary item, net of tax
  benefit.........................      --           --            --              --
                                    ------     --------       -------        --------
Net income (loss).................  $(13.6)    $    5.0       $  (5.0)       $  (13.6)
                                    ======     ========       =======        ========

                                                                               FISCAL YEAR ENDED
                                                              ---------------------------------------------------
                                                                               JANUARY 29, 2000
                                                              ---------------------------------------------------
                                                                        GUARANTOR
CONSOLIDATING STATEMENTS OF OPERATIONS                        PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------                        ------   ------------   ------------   ------------
                                                                             (Dollars in millions)
Net sales...................................................  $759.1     $1,358.5       $(736.1)       $1,381.5
Cost of sales...............................................   442.8      1,041.6        (736.1)          748.3
                                                              ------     --------       -------        --------
  Gross margin..............................................   316.3        316.9            --           633.2
Selling, general and administrative expenses................   284.9        248.9            --           533.8
Depreciation and amortization...............................    17.0         15.0            --            32.0
                                                              ------     --------       -------        --------
  Operating profit (loss)...................................    14.4         53.0            --            67.4
Interest expense............................................    11.3         14.9            --            26.2
                                                              ------     --------       -------        --------
  Income (loss) before income taxes.........................     3.1         38.1            --            41.2
Income tax provision (benefit)..............................     1.9         13.7            --            15.6
                                                              ------     --------       -------        --------
  Income (loss) before equity loss and extraordinary item...     1.2         24.4            --            25.6
Equity and asset impairment losses of minority investment...      --           --            --              --
Equity income (loss) from subsidiaries                          24.4           --         (24.4)             --
                                                              ------     --------       -------        --------
  Income (loss) before extraordinary item...................    25.6         24.4         (24.4)           25.6
Extraordinary item, net of tax benefit......................      --           --            --              --
                                                              ------     --------       -------        --------
Net income (loss)...........................................  $ 25.6     $   24.4       $ (24.4)       $   25.6
                                                              ======     ========       =======        ========

                              JO-ANN STORES, INC.

NOTE 14 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                    FISCAL YEAR ENDED
                                   ----------------------------------------------------
                                                     FEBRUARY 2, 2002
                                   ----------------------------------------------------
CONSOLIDATING STATEMENTS OF CASH              GUARANTOR
FLOWS                              PARENT    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------   -------   ------------   ------------   ------------
                                                  (Dollars in millions)
Net cash flows from operating
  activities:
  Net income (loss)..............  $ (14.9)     $ (1.3)       $   1.3        $ (14.9)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used for)
    operating activities:
    Depreciation and
      amortization...............     15.3        24.0             --           39.3
    Deferred income taxes........     (5.0)       (3.3)            --           (8.3)
    Loss on disposal of fixed
      assets.....................      0.6         0.6             --            1.2
    Equity and asset impairment
      losses of minority
      investment.................       --          --             --             --
    Extraordinary item, net of
      tax........................      0.6          --             --            0.6
  Changes in operating assets and
    liabilities:
    Decrease (increase) in
      inventories................     29.1        52.9             --           82.0
    Increase (decrease) in
      accounts payables..........     (4.6)      (36.3)            --          (40.9)
    Increase (decrease) in
      accrued expenses...........     24.3        (3.1)            --           21.2
    Settlement of income tax
      contingency................       --          --             --             --
    Other, net...................    (14.0)       23.3           (1.3)           8.0
                                   -------      ------        -------        -------
Net cash provided by (used for)
  operating activities...........     31.4        56.8             --           88.2
Net cash flows used for investing
  activities:
  Capital expenditures...........     (9.6)      (56.9)            --          (66.5)
  Minority investment............       --          --             --             --
  Other, net.....................       --          --             --             --
                                   -------      ------        -------        -------
Net cash used for investing
  activities.....................     (9.6)      (56.9)            --          (66.5)
Net cash flows (used for)
  provided by financing
  activities:
  Proceeds from senior secured
    credit facility, net.........    171.6          --             --          171.6
  Repayment of prior senior
    credit facility..............   (123.8)         --             --         (123.8)
  Net change in revolving credit
    facility.....................    (69.1)         --             --          (69.1)
  Purchase of common stock.......     (0.4)         --             --           (0.4)
  Other, net.....................      3.6          --             --            3.6
                                   -------      ------        -------        -------
Net cash (used for) provided by
  financing activities...........    (18.1)         --             --          (18.1)
                                   -------      ------        -------        -------
Net increase (decrease) in
  cash...........................      3.7        (0.1)            --            3.6
Cash and temporary cash
  investments at beginning of
  year...........................     13.8         3.7             --           17.5
                                   -------      ------        -------        -------
Cash and temporary cash
  investments at end of year.....  $  17.5      $  3.6        $    --        $  21.1
                                   =======      ======        =======        =======

                                                    FISCAL YEAR ENDED
                                   ---------------------------------------------------
                                                    FEBRUARY 3, 2001
                                   ---------------------------------------------------
CONSOLIDATING STATEMENTS OF CASH             GUARANTOR
FLOWS                              PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------   ------   ------------   ------------   ------------
                                                  (Dollars in millions)
Net cash flows from operating
  activities:
  Net income (loss)..............  $(13.6)     $  5.0        $  (5.0)        $(13.6)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used for)
    operating activities:
    Depreciation and
      amortization...............    17.1        21.2             --           38.3
    Deferred income taxes........    (1.6)       (2.6)            --           (4.2)
    Loss on disposal of fixed
      assets.....................     0.7         1.0             --            1.7
    Equity and asset impairment
      losses of minority
      investment.................     6.5          --             --            6.5
    Extraordinary item, net of
      tax........................      --          --             --             --
  Changes in operating assets and
    liabilities:
    Decrease (increase) in
      inventories................    21.9       (30.4)            --           (8.5)
    Increase (decrease) in
      accounts payables..........   (15.3)       29.7             --           14.4
    Increase (decrease) in
      accrued expenses...........     3.5         0.4             --            3.9
    Settlement of income tax
      contingency................      --        (3.5)            --           (3.5)
    Other, net...................    (0.2)       (0.8)           5.0            4.0
                                   ------      ------        -------         ------
Net cash provided by (used for)
  operating activities...........    19.0        20.0             --           39.0
Net cash flows used for investing
  activities:
  Capital expenditures...........   (13.4)      (22.5)            --          (35.9)
  Minority investment............    (6.5)         --             --           (6.5)
  Other, net.....................      --         1.7             --            1.7
                                   ------      ------        -------         ------
Net cash used for investing
  activities.....................   (19.9)      (20.8)            --          (40.7)
Net cash flows (used for)
  provided by financing
  activities:
  Proceeds from senior secured
    credit facility, net.........      --          --             --             --
  Repayment of prior senior
    credit facility..............      --          --             --             --
  Net change in revolving credit
    facility.....................    (5.2)         --             --           (5.2)
  Purchase of common stock.......    (0.1)         --             --           (0.1)
  Other, net.....................     3.1          --             --            3.1
                                   ------      ------        -------         ------
Net cash (used for) provided by
  financing activities...........    (2.2)         --                          (2.2)
                                   ------      ------        -------         ------
Net increase (decrease) in
  cash...........................    (3.1)       (0.8)            --           (3.9)
Cash and temporary cash
  investments at beginning of
  year...........................    16.9         4.5             --           21.4
                                   ------      ------        -------         ------
Cash and temporary cash
  investments at end of year.....  $ 13.8      $  3.7        $    --         $ 17.5
                                   ======      ======        =======         ======

                              JO-ANN STORES, INC.

NOTE 14 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                               FISCAL YEAR ENDED
                                                              ---------------------------------------------------
                                                                               JANUARY 29, 2000
                                                              ---------------------------------------------------
                                                                        GUARANTOR
CONSOLIDATING STATEMENTS OF CASH FLOWS                        PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------                        ------   ------------   ------------   ------------
                                                                             (Dollars in millions)
Net cash flows from operating activities:
  Net income (loss).........................................  $ 25.6     $   24.4       $ (24.4)       $   25.6
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization...........................    17.0         15.0            --            32.0
    Deferred income taxes...................................    (6.6)        19.4            --            12.8
    Loss on disposal of fixed assets........................    (0.4)         1.6            --             1.2
    Equity and asset impairment losses of minority
      investment............................................      --           --            --              --
    Extraordinary item, net of tax..........................      --           --            --              --
  Changes in operating assets and liabilities:
    Decrease (increase) in inventories......................     9.1        (47.6)           --           (38.5)
    Increase (decrease) in accounts payables................   (41.3)        40.5            --            (0.8)
    Increase (decrease) in accrued expenses.................    41.7        (34.9)           --             6.8
    Settlement of income tax contingency....................      --        (16.1)           --           (16.1)
    Other, net..............................................   (71.5)        51.8          24.4             4.7
                                                              ------     --------       -------        --------
Net cash provided by (used for) operating activities........   (26.4)        54.1            --            27.7
Net cash flows used for investing activities:
  Capital expenditures......................................   (32.4)       (35.0)           --           (67.4)
  Minority investment.......................................      --           --            --              --
  Other, net................................................    18.6        (17.2)           --             1.4
                                                              ------     --------       -------        --------
Net cash used for investing activities......................   (13.8)       (52.2)           --           (66.0)
Net cash flows (used for) provided by financing activities:
  Proceeds from senior secured credit facility, net.........   143.4           --            --           143.4
  Repayment of prior senior credit facility.................      --           --            --              --
  Net change in revolving credit facility...................   (87.3)          --            --           (87.3)
  Purchase of common stock..................................   (20.0)          --            --           (20.0)
  Other, net................................................     3.2           --            --             3.2
                                                              ------     --------       -------        --------
Net cash (used for) provided by financing activities........    39.3           --            --            39.3
                                                              ------     --------       -------        --------
Net increase (decrease) in cash.............................    (0.9)         1.9            --             1.0
Cash and temporary cash investments at beginning of year....    17.8          2.6            --            20.4
                                                              ------     --------       -------        --------
Cash and temporary cash investments at end of year..........  $ 16.9     $    4.5       $    --        $   21.4
                                                              ======     ========       =======        ========

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Jo-Ann Stores, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 7, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 57 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2002.

                                                                     SCHEDULE II

                              JO-ANN STORES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                     FISCAL YEARS ENDED 2002, 2001 AND 2000
                             (Dollars in millions)

                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                       END OF
                                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                                      ----------    ----------    ----------    ----------    ----------
February 2, 2002
Closed store reserve................     $9.3         $17.6(a)        $--         $14.5         $12.4
February 3, 2001
Closed store reserve................      4.4           7.9(b)        --            3.0           9.3
January 29, 2000
Closed store reserve................      7.5           0.3           --            3.4           4.4

---------------

(a)Includes $17.1 million accrual for 106 stores identified for closing, 27 of which were closed in fiscal 2002 and 50 which are expected to close in fiscal 2003.

(b)Includes $6.7 million accrual for 42 stores identified for closing in fiscal 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Nominees to the Board of Directors" in the Registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be held on June 6, 2002 (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year. Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Securities Exchange Act of 1934.

     Information required by this Item 10 as to Involvement in Certain Legal Proceedings is included under Item 3 Legal Proceedings contained in this document.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Election of Directors-Compensation of Directors" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co., which manages numerous shopping centers. Twelve of these shopping centers contain stores of our company. Two of the leases were entered into after Mr. Gumberg became a Director of our Company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid during fiscal 2002, 2001 and 2000 on these stores amounted to $1.3 million, $1.4 million and $1.3 million, respectively.

     Betty Rosskamm, Alma and Justin Zimmerman and the Company have entered into an agreement, dated September 26, 1997, relating to their Jo-Ann Stores Class A and Class B common shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders, and Alma and Justin Zimmerman and their lineal descendants and permitted holders, may each sell up to 200,000 Class A common shares in any calendar year and may not sell more than 100,000 of those shares in any 180-day period. Mrs. Rosskamm, and Mr. and Mrs. Zimmerman collectively, may each sell up to 100,000 of their Class B common shares in any 60-day period. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman plan to sell a number of their Class A common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party to the agreement, and then with the other family's permission, to the Company. If either Mrs. Rosskamm or Mr. and Mrs. Zimmerman plan to sell a number of their Class B common shares in excess of the number permitted under the agreement, each family must first offer to sell those shares to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

    (1) and (2)  Financial Statements and Financial Statement Schedules

                 The consolidated financial statements and the related financial statement schedules filed as part of this Form
                 10-K are located as set forth in the index on page 26 of this report.

         (3)     Exhibits

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
3.1        Amended Articles of Incorporation of Fabri-Centers of
             America, Inc. (filed as an Exhibit to the Registrant's
             Form 10-Q filed with the Commission on September 11, 1995
             and incorporated herein by reference)
3.1.1      Certificate of Amendment to the Amended Articles of
             Incorporation (filed as an Exhibit to the Registrant's
             Form 10-K filed with the Commission on April 16, 1999 and
             incorporated herein by reference)
3.2        Regulations of Jo-Ann Stores, Inc., as amended (filed as an
             Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)
4.1        Form of Amended and Restated Rights Agreement, dated October
             31 2000, between the Registrant and National City Bank, as
             Rights Agent (filed as an Exhibit to the Registrant's Form
             10-K filed with the Commission on May 4, 2001 and
             incorporated herein by reference)
4.2        Indenture between the Registrant and FCA Financial, Inc.,
             Fabri-Centers of South Dakota, Inc., Fabri-Centers of
             California, Inc., FCA of Ohio, Inc., and House of Fabrics,
             Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10 3/8 % Senior Subordinated Notes
             Due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and
             incorporated herein by reference)
4.3        Form of Certificate of the 10 3/8% Senior Subordinated Notes
             due 2007 (filed as an Exhibit to the Registrant's Form S-4 filed with the Commission on June 16, 1999 and
             incorporated herein by Reference)
4.4        Registration Rights Agreement among the Registrant, FCA
             Financial, Inc., Fabri-Centers of South Dakota, Inc.,
             Fabri-Centers of California, Inc. FCA of Ohio, Inc., and
             House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner
             & Smith Incorporated, Goldman, Sachs & Co., and Banc One
             Capital Markets, Inc. relating to the 10 3/8% Senior
             Subordinated Notes due 2007 (filed as an exhibit to the
             Registrant's Form S-4 filed with the Commission on June
             16, 1999 and incorporated herein by reference)
10.1       Form of Split Dollar Life Insurance Agreement between the
             Registrant and certain of its officers (filed as an
             Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)*
10.2       List of Executive Officers who are parties to the Split
             Dollar Life Insurance Agreement with the Registrant
10.3       Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984
             (filed as an Exhibit to the Registrant's Form 8-K filed
             with the Commission on December 1, 1993 and incorporated
             herein by reference)*
10.4       Split Dollar Life Insurance Agreements and Assignments
             between the Registrant and Betty Rosskamm dated October
             19, 1984 (filed as an Exhibit to the Registrant's Form 8-K filed with the Commission on December 1, 1993 and
             incorporated herein by reference)*

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.5       Fabri-Centers of America, Inc. 1979 Supplemental Retirement
             Benefit Plan as amended (filed as an Exhibit to the
             Registrant's Form 8-K filed with the Commission on
             December 1, 1993 and incorporated herein by reference)*
10.6       List of Executive Officers who participate in the
             Registrant's 1979 Supplemental Retirement Plan, as amended
10.7       Employment Agreement dated July 30, 2001 between the
             Registrant and Alan Rosskamm*
10.7.1     Form of Employment Agreement between the Registrant and
             certain Executive Officers*
10.7.2     List of Executive Officers who are parties to an Employment
             Agreement with the Registrant
10.8       Fabri-Centers of America, Inc. 1990 Employees Stock Option
             and Stock Appreciation Rights Plan, as amended (filed as
             an Exhibit to the Registrant's Form 8-K filed with the
             Commission on December 1, 1993 and incorporated herein by
             reference)*
10.9       Fabri-Centers of America, Inc. 1998 Incentive Compensation
             Plan (filed as an Exhibit to the Registrant's Proxy
             Statement for its Annual Meeting held on June 4, 1998
             filed with the Commission on Schedule 14A on May 8, 1998
             and incorporated herein by reference)*
10.10      Amended and Restated Agreement dated September 26, 1997
             among Fabri-Centers of America, Inc., Betty Rosskamm and
             Justin Zimmerman and Alma Zimmerman (filed as an Exhibit
             to the Registrant's Form 10-K filed with the Commission on
             April 16, 1999 and incorporated herein by reference)
10.11      Credit Agreement dated as of April 24, 2001 among the
             Registrant, as borrower, Fleet National Bank, as Issuing
             Bank, Fleet Retail Finance Inc., as Administrative Agent
             and Collateral Agent, Congress Financial Corporation, as
             Documentation Agent, GMAC Commercial Credit, LLC, National
             City Commercial Finance, Inc. and The CIT Group / Business
             Credit, Inc. as Co-Agents and Fleet Securities Inc. as
             Arranger and Syndication Agent (filed as an Exhibit to the
             Registrant's Form 10-Q filed with the Commission on June
             19, 2001 and incorporated herein by reference)
10.12      Amendment No. 1 to Credit Agreement dated as of April 24,
             2001 (filed as an Exhibit to the Registrant's Form 10-Q
             filed with the Commission on June 19, 2001 and
             incorporated herein by reference)
12         Ratio of Earnings to Fixed Charges
18         Preferability letter of Arthur Andersen LLP regarding change in accounting policy relating to the change in inventory
             valuation methods, and filed herewith (filed as an Exhibit to the Registrant's Form 10-K filed with the Commission on
             May 4, 2001 and incorporated herein by reference)
21         Subsidiaries of Jo-Ann Stores, Inc. (filed as an Exhibit to the Registrant's Form 10-K filed with the Commission on
             May 4, 2001 and incorporated herein by reference)
23         Consent of Independent Public Accountants
24         Power of Attorney
99.1       Letter to the Securities and Exchange Commission regarding
             Arthur Andersen LLP

---------------

* Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

             By: /s/ ALAN ROSSKAMM                May 2, 2002
  -------------------------------------------
                 Alan Rosskamm
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                             TITLE
------------------------------------------------  ---------------------------------------------------

               /s/ ALAN ROSSKAMM                  Chairman of the Board and Director
------------------------------------------------  (Chief Executive Officer)
                 Alan Rosskamm

              /s/ BRIAN P. CARNEY*                Executive Vice President and Chief Financial
------------------------------------------------  Officer
                Brian P. Carney                   (Chief Accounting Officer)

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

                /s/ SCOTT COWEN*                  Director
------------------------------------------------
                  Scott Cowen

               /s/ FRANK NEWMAN*                  Director
------------------------------------------------
                  Frank Newman

                /s/ IRA GUMBERG*                  Director
------------------------------------------------
                  Ira Gumberg

               /s/ GREGG SEARLE*                  Director
------------------------------------------------
                  Gregg Searle

                /s/ BERYL RAFF*                   Director
------------------------------------------------
                   Beryl Raff

     The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

             *By: /s/ ALAN ROSSKAMM               May 2, 2002
  -------------------------------------------
        Alan Rosskamm, Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
10.2      List of Executive Officers who are parties to the Split
          Dollar Life Insurance Agreement with the Registrant
10.6      List of Executive Officers who participate in the
          Registrant's 1979 Supplemental Retirement Plan, as amended
10.7      Employment Agreement dated July 30, 2001 between the
          Registrant and Alan Rosskamm
10.7.1    Form of Employment Agreement between the Registrant and
          certain Executive Officers
10.7.2    List of Executive Officers who are parties to an Employment
          Agreement with the Registrant
12        Ratio of Earnings to Fixed Charges
23        Consent of Independent Public Accountants
24        Power of Attorney
99.1      Letter to the Securities and Exchange Commission regarding
          Arthur Andersen LLP