Form 10-Q
period 2002-05-04
JO-ANN STORES INC
filed 2002-06-17
CIK 34151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

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

         Shares of Class A Common Stock outstanding at June 11, 2002: 10,051,011

         Shares of Class B Common Stock outstanding at June 11, 2002: 8,952,987

================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED MAY 4, 2002
================================================================================

                                                                                                          Page Numbers
PART I.     FINANCIAL INFORMATION:

            Item 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets as of May 4, 2002 and February 2, 2002                       3

                       Consolidated Statements of Operations for the Thirteen Weeks
                       Ended May 4, 2002 and May 5, 2001                                                        4

                       Consolidated Statements of Cash Flows for the Thirteen Weeks
                       Ended May 4, 2002 and May 5, 2001                                                        5

                       Notes to Consolidated Financial Statements                                               6

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                                12

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               14

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                                                        15

            Item 2.    Changes in Securities and Use of Proceeds                                                15

            Item 3.    Defaults Upon Senior Securities                                                          15

            Item 4.    Submission of Matters to a Vote of Security Holders                                      15

            Item 5.    Other Information                                                                        15

            Item 6.    Exhibits and Reports on Form 8-K                                                         15

            Signatures                                                                                          16

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                                   MAY 4,             FEBRUARY 2,
                                                                                    2002                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                      (DOLLARS IN MILLIONS,
                                                                                 EXCEPT SHARE AND PER SHARE DATA)
 ASSETS
 Current assets:
    Cash and temporary cash investments                                            $   19.8           $   21.1
    Inventories                                                                       400.1              369.0
    Prepaid expenses and other current assets                                          47.9               48.1
                                                                                   --------           --------
Total current assets                                                                  467.8              438.2

Property, equipment and leasehold improvements, net                                   203.9              210.1
Goodwill, net                                                                          26.5               26.5
Other assets                                                                           18.2               18.9
                                                                                   --------           --------
Total assets                                                                       $  716.4           $  693.7
                                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $  142.4           $  123.1
    Accrued expenses                                                                   75.4               82.3
                                                                                   --------           --------
Total current liabilities                                                             217.8              205.4

Long-term debt                                                                        223.5              223.7
Deferred income taxes                                                                  23.6               23.6
Other long-term liabilities                                                             8.4                8.2

Shareholders' equity:
    Common stock:
       Class A, stated value $0.05 per share; issued and outstanding
          10,013,152 and 9,825,802, respectively                                        0.6                0.6
       Class B, stated value $0.05 per share; issued and outstanding
          8,822,536 and 8,806,211, respectively                                         0.5                0.5
    Additional paid-in capital                                                        100.8               99.7
    Unamortized restricted stock awards                                                (0.5)              (0.6)
    Retained earnings                                                                 181.6              172.9
    Accumulated other comprehensive loss                                               (2.7)              (3.0)
                                                                                   --------           --------
                                                                                      280.3              270.1
    Treasury stock, at cost                                                           (37.2)             (37.3)
                                                                                   --------           --------
Total shareholders' equity                                                            243.1              232.8
                                                                                   --------           --------
Total liabilities and shareholders' equity                                         $  716.4           $  693.7
                                                                                   ========           ========

 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                  -------------------------------
                                                                                      MAY 4,           MAY 5,
                                                                                       2002             2001
-----------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS, EXCEPT
                                                                                    SHARE AND PER SHARE DATA)


Net sales                                                                            $   372.4          $   328.9
Cost of sales                                                                            191.6              177.8
                                                                                     ---------          ---------
    Gross margin                                                                         180.8              151.1
Selling, general and administrative expenses                                             151.2              143.5
Depreciation and amortization                                                              9.2                9.7
                                                                                     ---------          ---------
    Operating profit (loss)                                                               20.4               (2.1)
Interest expense                                                                           6.4                7.2
                                                                                     ---------          ---------
    Income (loss) before income taxes                                                     14.0               (9.3)
Income tax provision (benefit)                                                             5.3               (3.5)
                                                                                     ---------          ---------
    Income (loss) before extraordinary item                                                8.7               (5.8)
Extraordinary item, loss related to early retirement of debt,
    net of tax benefit of $0.4 million                                                    --                 (0.6)
                                                                                     ---------          ---------
Net income (loss)                                                                    $     8.7          $    (6.4)
                                                                                     =========          =========

Basic net income (loss) per common share:
     Before extraordinary item                                                       $    0.46          $   (0.32)
                                                                                     =========          =========
     As reported                                                                     $    0.46          $   (0.35)
                                                                                     =========          =========

Diluted net income (loss) per common share:
     Before extraordinary item                                                       $    0.43          $   (0.32)
                                                                                     =========          =========
     As reported                                                                     $    0.43          $   (0.35)
                                                                                     =========          =========

Weighted average shares outstanding (millions):
     Basic                                                                                18.7               18.3
                                                                                     =========          =========
     Diluted                                                                              20.0               18.3
                                                                                     =========          =========

 See notes to consolidated financial statements

                              JO-ANN STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         THIRTEEN WEEKS ENDED
                                                                                 -------------------------------------
                                                                                      MAY 4,               MAY 5,
                                                                                      2002                 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                        (DOLLARS IN MILLIONS)
 Net cash flows from operating activities:
    Net income (loss)                                                               $    8.7           $   (6.4)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used for) operating activities:
       Depreciation and amortization                                                     9.2                9.7
       Extraordinary item, net of tax                                                   --                  0.6
    Changes in operating assets and liabilities:
       Increase in inventories                                                         (31.1)             (25.7)
       Decrease in prepaid expenses and other current assets                             0.2                0.7
       Increase (decrease) in accounts payable                                          19.3              (16.1)
       Decrease in accrued expenses                                                     (6.9)             (14.6)
       Other, net                                                                        1.2                1.2
                                                                                    --------           --------
Net cash provided by (used for) operating activities                                     0.6              (50.6)

Net cash flows used for investing activities:
    Capital expenditures                                                                (2.9)             (45.0)
    Other, net                                                                          --                 (0.9)
                                                                                    --------           --------
Net cash used for investing activities                                                  (2.9)             (45.9)

Net cash flows provided by financing activities:
    Net increase (decrease) in credit facilities                                        (0.2)             105.9
    Other, net                                                                           1.2               (3.8)
                                                                                    --------           --------
Net cash provided by financing activities                                                1.0              102.1
                                                                                    --------           --------

Net increase (decrease) in cash                                                         (1.3)               5.6
Cash and temporary cash investments at beginning of period                              21.1               17.5
                                                                                    --------           --------
Cash and temporary cash investments at end of period                                $   19.8           $   23.1
                                                                                    ========           ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                     $    9.9           $   10.6
       Income taxes, net of refunds                                                      0.2                0.2

 See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer operating 951 retail stores in 49 states at May 4, 2002. The 881 traditional and 70 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

        The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

         Basic earnings per common share are computed by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options have not been included in the earnings per common share calculation for the thirteen weeks ended May 5, 2001, as their inclusion would be anti-dilutive.

NOTE 3 - STORE CLOSING CHARGES

         As part of the Company's previously announced turnaround plan, the Company undertook a comprehensive review of its existing store base. During fiscal years 2001 and 2002, a total of 144 traditional stores were identified for closing. In addition, the Company identified four etc superstores to either downsize or buyout the remaining lease obligations. A total of $26.4 million in pre-tax charges were recorded for these 148 store closings (the "Store Closing Charges") in fiscal years 2001 and 2002. The Store Closing Charges included asset write-downs associated with the identified stores, and the estimated closing costs for stores whose closings were expected to be completed in the next twelve months. Through the end of the first quarter of fiscal 2003, 87 of the 148 stores identified for closing have been closed, and the Company estimates that 30 to 40 additional stores will be closed during the balance of fiscal year 2003 as part of this turnaround initiative. The balance of the stores identified for closing are expected to close in fiscal 2004.

         Summarized below is a reconciliation of the activity in the Store Closing Charges liability balance for the first quarter of fiscal 2003. The Company believes that the remaining reserve balance at May 4, 2002 is adequate to cover the remaining obligations associated with the Store Closing Charges.

                                           NONCANCELABLE
Dollars in millions                       LEASE OBLIGATIONS             OTHER             TOTAL
                                          ------------------- ---------------- -----------------
Balance - February 2, 2002...........                $9.6               $1.2            $10.8
Cash payments........................                (0.3)              (0.7)            (1.0)
                                          ------------------- ---------------- -----------------
Balance - May 4, 2002................                $9.3               $0.5            $ 9.8
                                          =================== ================ =================

NOTE 4  -  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

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

         In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", the Company has reviewed and designated all of its interest rate swap agreements as cash flow hedges and now recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.

         Other comprehensive income (loss) includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income (loss) consists of the following:

                                                                           THIRTEEN WEEKS ENDED
                                                                      ------------------------------
                                                                         MAY 4,          MAY 5,
         Dollars in millions                                              2002            2001
                                                                      --------------  --------------

          Net income (loss)                                                   $8.7          $(6.4)
          Cumulative effect of change in accounting principle                  --            (1.7)
          Other comprehensive income (loss)                                    0.3           (0.8)
                                                                      --------------  --------------
          Comprehensive income (loss)                                         $9.0          $(8.9)
                                                                      ==============  ==============

NOTE 5  - RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company adopted SFAS No 142 on February 3, 2002. Application of the non-amortization provision of SFAS No. 142 will result in a reduction in amortization expense of approximately $0.7 million per year. The Company performed the first of the required impairment tests of goodwill and based upon the transition impairment test performed on recorded goodwill, no impairment to goodwill exists and the Company will not record a charge in connection with the adoption of this standard.

NOTE 6  - CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of May 4, 2002 and May 5, 2001 are as follows:

CONSOLIDATING BALANCE SHEETS
MAY 4, 2002



                                                                  GUARANTOR
                                                      PARENT     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
-------------------------------------------------   ----------   ------------     ------------    ------------
                                                                 (Dollars in millions)
 ASSETS
 Current assets:
     Cash and temporary cash investments             $   16.5        $    3.3        $   --          $   19.8
     Inventories                                        161.9           238.2            --             400.1
     Prepaid expenses and other current assets           35.8            12.1            --              47.9
                                                     --------        --------        --------        --------
 Total current assets                                   214.2           253.6            --             467.8

 Property, equipment and leasehold improvements,
 net                                                     63.1           140.8            --             203.9
 Goodwill, net                                           --              26.5            --              26.5
 Other assets                                            16.6             1.6            --              18.2
 Investment in subsidiaries                              11.7            --             (11.7)           --
 Intercompany receivable                                419.0            --            (419.0)           --
                                                     --------        --------        --------        --------
 Total assets                                        $  724.6        $  422.5        $ (430.7)       $  716.4
                                                     ========        ========        ========        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                $  133.2        $    9.2        $   --          $  142.4
     Accrued expenses                                   105.4           (30.0)           --              75.4
                                                     --------        --------        --------        --------
 Total current liabilities                              238.6           (20.8)           --             217.8

 Long-term debt                                         223.5            --              --             223.5
 Deferred income taxes                                   14.6             9.0            --              23.6
 Other long-term liabilities                              4.8             3.6            --               8.4
 Intercompany payable                                    --             419.0          (419.0)           --

 Shareholders' equity:
     Common stock                                         1.1            --              --               1.1
     Additional paid-in capital                         100.8            --              --             100.8
     Unamortized restricted stock awards                 (0.5)           --              --              (0.5)
     Retained earnings                                  181.6            11.7           (11.7)          181.6
     Accumulated other comprehensive loss                (2.7)           --              --              (2.7)
                                                     --------        --------        --------        --------
                                                        280.3            11.7           (11.7)          280.3
     Treasury stock, at cost                            (37.2)           --              --             (37.2)
                                                     --------        --------        --------        --------
 Total shareholders' equity                             243.1            11.7           (11.7)          243.1
                                                     --------        --------        --------        --------
 Total liabilities and shareholders' equity          $  724.6        $  422.5        $ (430.7)       $  716.4
                                                     ========        ========        ========        ========

CONSOLIDATING BALANCE SHEETS
FEBRUARY 2, 2002


                                                                        GUARANTOR
                                                           PARENT      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
--------------------------------------------------      -----------    ------------    ------------   ------------
                                                                 (Dollars in millions)
 ASSETS
 Current assets:
     Cash and temporary cash investments                 $   17.5        $    3.6        $   --          $   21.1
     Inventories                                            152.8           216.2            --             369.0
     Prepaid expenses and other current assets               35.8            12.3            --              48.1
                                                         --------        --------        --------        --------
 Total current assets                                       206.1           232.1            --             438.2

 Property, equipment and leasehold improvements,
 net                                                         64.7           145.4            --             210.1
 Goodwill, net                                               --              26.5            --              26.5
 Other assets                                                17.3             1.6            --              18.9
 Investment in subsidiaries                                   3.6            --              (3.6)           --
 Intercompany receivable                                    418.0            --            (418.0)           --
                                                         --------        --------        --------        --------
 Total assets                                            $  709.7        $  405.6        $ (421.6)       $  693.7
                                                         ========        ========        ========        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                    $  122.7        $    0.4        $   --          $  123.1
     Accrued expenses                                       111.2           (28.9)           --              82.3
                                                         --------        --------        --------        --------
 Total current liabilities                                  233.9           (28.5)           --             205.4

 Long-term debt                                             223.7            --              --             223.7
 Deferred income taxes                                       14.6             9.0            --              23.6
 Other long-term liabilities                                  4.7             3.5            --               8.2
 Intercompany payable                                        --             418.0          (418.0)           --

 Shareholders' equity:
     Common stock                                             1.1            --              --               1.1
     Additional paid-in capital                              99.7            --              --              99.7
     Unamortized restricted stock awards                     (0.6)           --              --              (0.6)
     Retained earnings                                      172.9             3.6            (3.6)          172.9
     Accumulated other comprehensive loss                    (3.0)           --              --              (3.0)
                                                         --------        --------        --------        --------
                                                            270.1             3.6            (3.6)          270.1
     Treasury stock, at cost                                (37.3)           --              --             (37.3)
                                                         --------        --------        --------        --------
 Total shareholders' equity                                 232.8             3.6            (3.6)          232.8
                                                         --------        --------        --------        --------
 Total liabilities and shareholders' equity              $  709.7        $  405.6        $ (421.6)       $  693.7
                                                         ========        ========        ========        ========

CONSOLIDATING STATEMENT OF OPERATIONS
THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001


                                                                                  MAY 4, 2002
                                                          ---------------------------------------------------------
                                                                          GUARANTOR
                                                            PARENT       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------- ---------      ------------    ------------  ------------
                                                                               (Dollars in millions)
Net sales                                                  $  205.1        $  279.6        $ (112.3)       $  372.4
Cost of sales                                                 116.9           187.0          (112.3)          191.6
                                                           --------        --------        --------        --------
     Gross margin                                              88.2            92.6            --             180.8
Selling, general and administrative expenses                   75.9            75.3            --             151.2
Depreciation and amortization                                   3.4             5.8            --               9.2
                                                           --------        --------        --------        --------
     Operating profit                                           8.9            11.5            --              20.4
Interest expense                                                2.9             3.5            --               6.4
                                                           --------        --------        --------        --------
     Income before income taxes                                 6.0             8.0            --              14.0
Income tax provision (benefit)                                  5.4            (0.1)           --               5.3
                                                           --------        --------        --------        --------
     Income before equity income                                0.6             8.1            --               8.7
Equity income from subsidiaries                                 8.1            --              (8.1)           --
                                                           --------        --------        --------        --------
Net income                                                 $    8.7        $    8.1        $   (8.1)       $    8.7
                                                           ========        ========        ========        ========



                                                                                  MAY 5, 2001
                                                          ---------------------------------------------------------
                                                                          GUARANTOR
                                                            PARENT       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------- ---------      ------------    ------------  ------------
                                                                             (Dollars in millions)
 Net sales                                                 $  179.0        $  357.0        $ (207.1)       $  328.9
 Cost of sales                                                109.3           275.6          (207.1)          177.8
                                                           --------        --------        --------        --------
      Gross margin                                             69.7            81.4            --             151.1
 Selling, general and administrative
 expenses                                                      75.3            68.2            --             143.5
 Depreciation and amortization                                  4.1             5.6            --               9.7
                                                           --------        --------        --------        --------
      Operating profit (loss)                                  (9.7)            7.6            --              (2.1)
 Interest expense                                               4.5             2.7            --               7.2
                                                           --------        --------        --------        --------
      Income (loss) before income taxes                       (14.2)            4.9            --              (9.3)
 Income tax benefit                                            (3.4)           (0.1)           --              (3.5)
                                                           --------        --------        --------        --------
      Income (loss) before equity income and                  (10.8)            5.0            --              (5.8)
      extraordinary item
 Equity income from subsidiaries                                5.0            --              (5.0)           --
                                                           --------        --------        --------        --------
      Income (loss) before extraordinary                       (5.8)            5.0            (5.0)           (5.8)
      item
 Extraordinary item, net of tax benefit                        (0.6)           --              --              (0.6)
                                                           --------        --------        --------        --------
 Net income (loss)                                         $   (6.4)       $    5.0        $   (5.0)       $   (6.4)
                                                           ========        ========        ========        ========

CONSOLIDATING STATEMENTS OF CASH FLOWS
THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001


                                                                                    MAY 4, 2002
                                                          ---------------------------------------------------------
                                                                          GUARANTOR
                                                            PARENT       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
-------------------------------------------------------------------      ------------    ------------  ------------
                                                                            (Dollars in millions)

 Net cash provided by (used for) operating activities     $    0.1        $    0.5        $   --          $    0.6

 Net cash flows used for investing activities:
     Capital expenditures                                     (2.1)           (0.8)           --              (2.9)
     Other, net                                               --              --              --              --
                                                          --------        --------        --------        --------
 Net cash used for investing activities                       (2.1)           (0.8)           --              (2.9)

 Net cash flows provided by financing activities:
     Net increase in credit facilities                        (0.2)           --              --              (0.2)
     Other, net                                                1.2            --              --               1.2
                                                          --------        --------        --------        --------
 Net cash provided by financing activities                     1.0            --              --               1.0
                                                          --------        --------        --------        --------

 Net increase (decrease) in cash                              (1.0)           (0.3)           --              (1.3)
 Cash and temporary cash investments at beginning of
  period                                                      17.5             3.6            --              21.1
                                                          --------        --------        --------        --------
 Cash and temporary cash investments at end of period     $   16.5        $    3.3        $   --          $   19.8
                                                          ========        ========        ========        ========




                                                                                   MAY 5, 2001
                                                          ---------------------------------------------------------
                                                                          GUARANTOR
                                                            PARENT       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
-------------------------------------------------------------------      ------------    ------------  ------------
                                                                         (Dollars in millions)

 Net cash provided by (used for) operating activities     $  (92.7)       $   42.1        $   --          $  (50.6)

 Net cash flows used for investing activities:
     Capital expenditures                                     (3.5)          (41.5)           --             (45.0)
     Other, net                                               (0.2)           (0.7)           --              (0.9)
                                                          --------        --------        --------        --------
 Net cash used for investing activities                       (3.7)          (42.2)           --             (45.9)

 Net cash flows provided by financing activities:
     Net increase in credit facilities                       105.9            --              --             105.9
     Other, net                                               (3.8)           --              --              (3.8)
                                                          --------        --------        --------        --------
 Net cash provided by financing activities                   102.1            --              --             102.1
                                                          --------        --------        --------        --------

 Net increase (decrease) in cash                               5.7            (0.1)           --               5.6
 Cash and temporary cash investments at beginning of
  period                                                      13.8             3.7            --              17.5
                                                          --------        --------        --------        --------
 Cash and temporary cash investments at end of period     $   19.5        $    3.6        $   --          $   23.1
                                                          ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001

         Net sales for the first quarter of fiscal 2003 increased 13.2%, or $43.5 million, to $372.4 million from $328.9 million in the prior year. Sales from stores open one year or more ("same-store sales") increased 13.5% compared with a same-store sales decrease of 2.0% for the prior year first quarter. Same-store sales generated virtually all of the overall sales increase for the quarter. At May 4, 2002, 70 superstores were in operation compared with 61 superstores at May 5, 2001. The higher number of etc stores operating year-over-year generated a sales increase that was largely offset by lower sales in traditional stores due to planned closings.

         By store format, our same-store sales performance for traditional stores increased 13.2%. This was driven by a 50% increase in customer traffic with the balance of the increase due to a higher average ticket. Same-store sales for superstores increased 14.6% for the quarter, which was driven by a 55% increase in customer traffic with the balance of the increase due to a higher average ticket. Management attributes the improvement in same-store sales to an improved inventory in-stock position on key basic items and advertised items in its stores. In addition, trends in the sewing and crafting industry continue to be strong, as evidenced not only by the Company's increased same-store sales but that of its major competitors as well.

         As a percent of net sales, gross margin was 48.5% for the first quarter of fiscal 2003 compared with 45.9% for the same quarter a year earlier, an increase of 2.6%. This increase was driven by higher realized selling margins in a majority of our product categories, as well as improvements in store shrink expense rates. Improvement in store shrink accounted for 1.6% of the overall improvement.

         Selling, general and administrative ("SG&A") expenses were $151.2 million in the first quarter of fiscal 2003 versus $143.5 million in the prior year first quarter. As a percentage of sales, SG&A expenses decreased 3.0% to 40.6% of net sales versus 43.6% for the first quarter of fiscal 2002. This decrease was due to positive expense leverage realized in both store and non-store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

         Depreciation and amortization expense decreased $0.5 million to $9.2 million from $9.7 million. This decrease is attributable to a slowdown in our capital expenditures and the elimination of amortization of goodwill under Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The elimination of goodwill amortization will result in an annual reduction in amortization of $0.7 million.

         Operating profit for the first quarter of fiscal 2003 was $20.4 million, compared to an operating loss of $2.1 million for the first quarter of fiscal 2002.

         Interest expense in the first quarter of fiscal 2003 decreased $0.8 million to $6.4 million from $7.2 million in the first quarter of fiscal 2002. The decrease is due to the impact of lower average borrowings. Average borrowings under the Company's Credit Facility, for the first quarter of fiscal 2003, decreased $48.6 million, to $71.6 million from $120.2 million in the prior year first quarter. The decrease in average borrowings is due to improved operating performance and inventory reduction driven by our inventory productivity initiatives.

         Our effective income tax rate of 38.0% for the first quarter of fiscal 2003 was consistent with the rate for the first quarter of fiscal 2002.

         In the first quarter of the prior year, we entered into a new $365 million senior secured credit facility. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

         Cash, including temporary cash investments, decreased $1.3 million during the first quarter of fiscal 2003 to $19.8 million as of May 4, 2002.

         Net cash provided by operating activities was $0.6 million, compared with net cash used by operating activities of $50.6 million in the first quarter of fiscal 2002. Inventories, net of payables support, increased $11.7 million, compared with an increase of $41.8 million in the first quarter of the prior year.

        Net cash used for investing activities totaled $2.9 million compared with $45.9 million in the first quarter of fiscal 2002. Capital expenditures for the first quarter of fiscal 2002 totaled $45.0 million and included approximately $40.0 million related to the unwind of a synthetic lease facility, used to finance the construction of our West Coast distribution center, that was replaced by our new Credit Facility. Capital expenditures during the first quarter of fiscal 2003 totaled $2.9 million and related to store projects and systems development. Capital spending for the full year fiscal 2003 is anticipated to be approximately $15 to $20 million. This capital spending level will represent our lowest capital spending budget in six years, as we refrain from new store growth and continue to focus on debt reduction. We have no material commitments in connection with these planned capital expenditures.

        During the first quarter of fiscal 2003, we did not open or relocate any stores, and closed eight smaller or under-performing traditional stores. For the balance of fiscal 2003, we expect to relocate six traditional stores and close 30 to 40 additional traditional stores.

        Net cash provided by financing activities was $1.0 million compared with $102.1 million in the first quarter of fiscal 2002, reflecting approximately a $120 million reduction in borrowings under our Credit Facility between quarters, due to our improved operating performance and continued focus on inventory management. We expect to reduce our year-end debt levels in fiscal 2003 by approximately $40 to $50 million.

BUSINESS OUTLOOK

         We estimate we will generate net income during fiscal 2003 of between $1.40 to $1.50 per share. Our actual results in the second through fourth quarters are highly dependent on the sales and margin performance we are able to achieve. As a result, our estimates are subject to further refinement which we will provide in future quarterly reports, or as appropriate based on developments during the year.

         Our earnings per share estimates for fiscal 2003 were developed using the following major assumptions, which we have previously communicated to the public:

         - Same-store sales growth for the balance of the fiscal year of approximately 3% to 4%, versus an 8.2% same-stores sales increase in the second through fourth quarters of the prior fiscal year. Coupled with the Company's 13.5% same-store sales increase in the first quarter, this assumption would result in approximately a 5% to 6% same-store sales increase for the full fiscal year 2003.

         - Operating margins that are expected to improve approximately 150 basis points over the balance of the year, predominantly from improvements in the gross margin rate. The margin rate improvement will be concentrated in the second and third quarters, which is when the substantial majority of clearance sales associated with our SKU Reduction Initiative occurred last year. These clearance sales were recorded at a zero gross margin.

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

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competition's store openings and closings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's credit facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates (See Note 4 - Fair Value of Derivative Financial Instruments).

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

         Not Applicable.

ITEM 5.   OTHER INFORMATION

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits

                Not Applicable.

          b)    Reports on Form 8-K

                On May 29, 2002, the Company filed a Current Report on Form 8-K, under Item 4, to report the decision to no longer engage Arthur Andersen, LLP as the Company's independent public accountant and engage Ernst & Young, LLP to serve as the Company's independent public accountant for fiscal year 2003, which ends on February 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             JO-ANN STORES, INC.


DATE:  June 17, 2002         /s/ Alan Rosskamm
                             ---------------------------
                             By:  Alan Rosskamm
                                  President and Chief Executive Officer


                             /s/ Brian P. Carney
                             ---------------------------
                             By:  Brian P. Carney
                                  Executive Vice President and Chief Financial
                                  Officer