Form 10-Q
period 2002-08-03
JO-ANN STORES INC
filed 2002-09-17
CIK 34151

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002

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

                    Yes       X                            No
                            -------                               --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Shares of Class A Common Stock outstanding at September 10, 2002: 10,130,718

         Shares of Class B Common Stock outstanding at September 10, 2002:   9,139,473

================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED AUGUST 3, 2002
--------------------------------------------------------------------------------

                                                                                                            Page Numbers
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets as of August 3, 2002, February 2, 2002
                       and August 4, 2001                                                                       3

                       Consolidated Statements of Operations for the Thirteen and Twenty-Six
                       Weeks Ended August 3, 2002 and August 4, 2001                                            4

                       Consolidated Statements of Cash Flows for the Twenty-Six Weeks
                       Ended August 3, 2002 and August 4, 2001                                                  5

                       Notes to Consolidated Financial Statements                                               6

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                                14

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               18

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                                                        19

            Item 2.    Changes in Securities and Use of Proceeds                                                19

            Item 3.    Defaults Upon Senior Securities                                                          19

            Item 4.    Submission of Matters to a Vote of Security Holders                                      19

            Item 5.    Other Information                                                                        19

            Item 6.    Exhibits and Reports on Form 8-K                                                         19

            Signatures                                                                                          20

            Certification by Chief Executive Officer                                                            21

            Certification by Chief Financial Officer                                                            22

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       (UNAUDITED)                           (UNAUDITED)
                                                                        AUGUST 3,         FEBRUARY 2,         AUGUST 4,
                                                                          2002               2002               2001
---------------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
 ASSETS
 Current assets:
     Cash and temporary cash investments                                $   15.7           $   21.1           $   22.3
     Inventories                                                           496.2              369.0              483.0
     Prepaid expenses and other current assets                              45.1               48.1               38.0
                                                                     ----------------   ----------------   ----------------
 Total current assets                                                      557.0              438.2              543.3

 Property, equipment and leasehold improvements, net                       200.1              210.1              222.8
 Goodwill, net                                                              26.5               26.5               26.9
 Other assets                                                               17.7               18.9               21.0
                                                                     ----------------   ----------------   ----------------
 Total assets                                                            $ 801.3            $ 693.7            $ 814.0
                                                                     ================   ================   ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                    $ 162.9            $ 123.1            $ 142.9
     Accrued expenses                                                       72.7               82.3               41.3
                                                                     ----------------   ----------------   ----------------
 Total current liabilities                                                 235.6              205.4              184.2

 Long-term debt                                                            286.4              223.7              375.0
 Deferred income taxes                                                      23.6               23.6               22.5
 Other long-term liabilities                                                 8.7                8.2                7.9

 Shareholders' equity:
     Common stock:
        Class A, stated value $0.05 per share; issued and outstanding
           10,114,234, 9,825,802 and 9,581,893, respectively                 0.5                0.5                0.5
        Class B, stated value $0.05 per share; issued and outstanding
           9,054,912, 8,806,211 and 8,806,211, respectively                  0.5                0.4                0.4
     Additional paid-in capital                                            104.3               99.7               99.4
     Unamortized restricted stock awards                                    (0.4)              (0.6)              (0.9)
     Retained earnings                                                     183.6              172.9              165.3
     Accumulated other comprehensive loss                                   (3.2)              (3.0)              (2.7)
                                                                     ----------------   ----------------   ----------------
                                                                           285.3              269.9              262.0
     Treasury stock, at cost                                               (38.3)             (37.1)             (37.6)
                                                                     ----------------   ----------------   ----------------
 Total shareholders' equity                                                247.0              232.8              224.4
                                                                     ----------------   ----------------   ----------------
 Total liabilities and shareholders' equity                              $ 801.3            $ 693.7            $ 814.0
                                                                     ================   ================   ================

 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                             ---------------------------------------------------------------
                                                               AUGUST 3,      AUGUST 4,          AUGUST 3,     AUGUST 4,
                                                                  2002          2001               2002           2001
----------------------------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


 Net sales                                                         $353.7         $330.2             $726.1       $659.1
 Cost of sales                                                      182.1          191.0              373.7        368.8
                                                             -----------------------------     -----------------------------
     Gross margin                                                   171.6          139.2              352.4        290.3
 Selling, general and administrative expenses                       153.0          146.4              304.2        289.9
 Depreciation and amortization                                        8.7           10.1               17.9         19.8
                                                             -----------------------------     -----------------------------
     Operating profit (loss)                                          9.9          (17.3)              30.3        (19.4)
 Interest expense                                                     6.6            8.7               13.0         15.9
                                                             -----------------------------     -----------------------------
     Income (loss) before income taxes                                3.3          (26.0)              17.3        (35.3)
 Income tax provision (benefit)                                       1.3           (9.9)               6.6        (13.4)
                                                             -----------------------------     -----------------------------
     Income(loss) before extraordinary item                           2.0          (16.1)              10.7        (21.9)
 Extraordinary item, loss related to early retirement of
     debt, net of tax benefit of $0.4 million                         --             --                 --          (0.6)
                                                             -----------------------------     -----------------------------
 Net income (loss)                                                 $  2.0         $(16.1)            $ 10.7       $(22.5)
                                                             =============================     =============================

 Net income (loss) per common share - basic:
      Net income (loss) before extraordinary item                  $ 0.11         $(0.88)            $ 0.57       $(1.20)
      Extraordinary item, net of tax benefit                          --             --                 --         (0.03)
                                                             -----------------------------     -----------------------------
      Net income (loss)                                            $ 0.11         $(0.88)            $ 0.57       $(1.23)
                                                             =============================     =============================

 Net income (loss) per common share - diluted:
      Net income (loss) before extraordinary item                  $ 0.10         $(0.88)            $ 0.53       $(1.20)
      Extraordinary item, net of tax benefit                          --             --                 --         (0.03)
                                                             -----------------------------     -----------------------------
      Net income (loss)                                            $ 0.10         $(0.88)            $ 0.53       $(1.23)
                                                             =============================     =============================

Weighted average shares outstanding (millions):
     Basic                                                           19.0           18.4               18.9         18.3
                                                             =============================     =============================
     Diluted                                                         20.7           18.4               20.3         18.3
                                                             =============================     =============================



 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        TWENTY-SIX WEEKS ENDED
                                                                                 -------------------------------------
                                                                                    AUGUST 3,            AUGUST 4,
                                                                                      2002                 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                        (DOLLARS IN MILLIONS)
 Operating activities:
     Net income (loss)                                                                $  10.7             $  (22.5)
     Adjustments to reconcile net income (loss) to net cash
        used for operating activities:
        Depreciation and amortization                                                    17.9                 19.8
        Other                                                                             1.4                  0.6
     Changes in operating assets and liabilities:
        Increase in inventories                                                        (127.2)               (32.0)
        Decrease in prepaid expenses and other current assets                             3.0                  1.0
        Increase (decrease) in accounts payable                                          39.8                (21.1)
        Decrease in accrued expenses and other                                           (8.6)               (19.0)
                                                                                 ----------------     ----------------
 Net cash used for operating activities                                                 (63.0)               (73.2)

 Investing activities:
     Capital expenditures                                                                (7.9)               (52.5)
     Other, net                                                                           --                  (1.1)
                                                                                 ----------------     ----------------
 Net cash used for investing activities                                                  (7.9)               (53.6)

 Financing activities:
     Net increase in bank credit facilities                                              82.5                135.0
     Repurchase of senior subordinated notes                                            (20.6)                 --
     Other, net                                                                           3.6                 (3.4)
                                                                                 ----------------     ----------------
 Net cash provided by financing activities                                               65.5                131.6
                                                                                 ----------------     ----------------

 Net (decrease) increase in cash                                                         (5.4)                 4.8
 Cash and temporary cash investments at beginning of period                              21.1                 17.5
                                                                                 ----------------     ----------------
 Cash and temporary cash investments at end of period                                 $  15.7              $  22.3
                                                                                 ================     ================

 Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                      $  12.2              $  13.9
        Income taxes, net of refunds                                                      4.0                  0.4

 See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer operating 945 retail stores in 49 states at August 3, 2002. The 875 traditional and 70 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

        The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2002 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

        Typical of most retail companies, the Company's business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year; therefore, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company's business, a comparable balance sheet as of August 4, 2001 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

NOTE 2  -  EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options have not been included in the earnings per common share calculation for the thirteen and twenty-six week periods ended August 4, 2001, as their inclusion would be anti-dilutive.

         The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in millions).

                                                              THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                          ------------------------------     -------------------------------
                                                            AUGUST 3,       AUGUST 4,          AUGUST 3,       AUGUST 4,
                                                               2002           2001                2002            2001
------------------------------------------------------    --------------- -------------- --- --------------- ---------------

BASIC EARNINGS PER COMMON SHARE:
Weighted average shares outstanding                            19.0           18.4                18.9            18.3
                                                          ==============================     ===============================

DILUTED EARNINGS PER COMMON SHARE:
Weighted average shares outstanding                            19.0           18.4                18.9            18.3
Incremental shares from assumed exercise of stock
options                                                         1.7            --                  1.4             --
                                                          ------------------------------     -------------------------------
                                                               20.7           18.4                20.3            18.3
                                                          ==============================     ===============================

NOTE 3  -  STORE CLOSING CHARGES

         As part of the Company's previously announced turnaround plan, the Company undertook a comprehensive review of its existing store base. During fiscal years 2001 and 2002, a total of 144 traditional stores were identified for closing. In addition, the Company identified four superstores to either downsize or buyout the remaining lease obligations. A total of $26.4 million in pre-tax charges were recorded for these 148 store closings (the "Store Closing Charges") in fiscal years 2001 and 2002. The Store Closing Charges included asset write-downs associated with the identified stores, and the estimated closing costs for stores whose closings will be completed by the end of this fiscal year. Through the end of the second quarter of fiscal 2003, 92 of the 148 stores identified for closing have been closed, and the Company estimates that 20 to 25 additional stores will be closed during the balance of fiscal year 2003. The balance of the stores identified for closing are expected to close in fiscal 2004.

         In accordance with Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges,") the Company recorded a $6.7 million pre-tax ($4.1 million after-tax) charge to operating expenses during the fourth quarter of fiscal 2001 and $17.1 million pre-tax ($10.6 million after-tax) charge to operating expenses during the third quarter of fiscal 2002 for restructuring and asset impairment costs resulting from the 148 identified store closings.

         Below is a summary of the activity in the Store Closing Charges liability balance for the first half of fiscal 2003. The Company believes that the remaining reserve balance at August 3, 2002 is adequate to cover the remaining obligations associated with the Store Closing Charges.

                                            NONCANCELABLE
Dollars in millions                       LEASE OBLIGATIONS            OTHER                  TOTAL
                                          -------------------     -----------------      -----------------
Balance - February 2, 2002                       $9.6                   $1.2                   $10.8
Cash payments                                    (0.6)                  (0.8)                   (1.4)
                                          -------------------     -----------------      -----------------
Balance - August 3, 2002                         $9.0                   $0.4                   $ 9.4
                                          ===================     =================      =================

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 4  -  FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

         The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's Credit Facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates. The Company has interest rate swap agreements on $90 million of its borrowings under its Credit Facility, $50.0 million of which expire in May 2003 and $40.0 million which expire in April 2005.

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

         Other comprehensive income (loss) includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income (loss) consists of the following:


                                                                THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                           ------------------------------- --------------------------------
                                                             AUGUST 3,        AUGUST 4,      AUGUST 3,        AUGUST 4,
Dollars in millions                                            2002             2001            2002             2001
                                                           --------------   -------------- ---------------  ---------------

 Net income (loss)                                                $ 2.0          $(16.1)          $10.7          $(22.5)
 Cumulative effect of change in accounting principle                --              --              --             (1.7)
 Other comprehensive loss                                          (0.5)           (0.2)           (0.2)           (1.0)
                                                           --------------   -------------- ---------------  ---------------
 Comprehensive income (loss)                                      $ 1.5          $(16.3)          $10.5          $(25.2)
                                                           ==============   ============== ===============  ===============

NOTE 5  -  RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company adopted SFAS No. 142 on February 3, 2002. The Company performed the first of the required impairment tests of goodwill and based upon the transition impairment test performed on recorded goodwill, no impairment to goodwill exists. Application of the non-amortization provision of SFAS No. 142 reduces amortization expense by approximately $0.7 million for the fiscal year ending February 1, 2003. The prior fiscal year second quarter and first half year-to-date included amortization expense of $0.2 million and $0.4 million, respectively.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Management believes that SFAS No. 145 will not have a significant impact on the Company's consolidated financial statements.

NOTE 6  - CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of August 3, 2002 and February 2, 2002 and for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 are as follows:

CONSOLIDATING BALANCE SHEETS
AUGUST 3, 2002


                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
-------------------------------------------------   ----------  ------------ ------------ ------------
                                                                 (Dollars in millions)

 ASSETS
 Current assets:
     Cash and temporary cash investments             $  12.7      $    3.0   $     --       $  15.7
     Inventories                                       167.7         328.5         --         496.2
     Prepaid expenses and other current assets          33.3          11.8         --          45.1
                                                    ----------  -----------  ----------- -----------
 Total current assets                                  213.7         343.3         --         557.0

 Property, equipment and leasehold improvements, net    62.6         137.5         --         200.1
 Goodwill, net                                            --          26.5         --          26.5
 Other assets                                           16.1           1.6         --          17.7
 Investment in subsidiaries                             14.9           --        (14.9)         --
 Intercompany receivable                               491.5           --       (491.5)         --
                                                    ----------  -----------  ----------- -----------
 Total assets                                         $798.8      $  508.9   $  (506.4)     $ 801.3
                                                    ==========  ===========  =========== ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                $ 142.8     $    20.1     $   --        $162.9
     Accrued expenses                                  103.0         (30.3)        --          72.7
                                                    ----------  -----------  ----------- -----------
 Total current liabilities                             245.8         (10.2)        --         235.6

 Long-term debt                                        286.4           --          --         286.4
 Deferred income taxes                                  14.6           9.0         --          23.6
 Other long-term liabilities                             5.0           3.7         --           8.7
 Intercompany payable                                     --         491.5      (491.5)         --

 Shareholders' equity:
     Common stock                                        1.0           --          --           1.0
     Additional paid-in capital                        104.3           --          --         104.3
     Unamortized restricted stock awards                (0.4)          --          --          (0.4)
     Retained earnings                                 183.6          14.9       (14.9)       183.6
     Accumulated other comprehensive loss               (3.2)          --          --          (3.2)
                                                    ----------  -----------  ----------- -----------
                                                       285.3          14.9       (14.9)       285.3
     Treasury stock, at cost                           (38.3)          --          --         (38.3)
                                                    ----------  -----------  ----------- -----------
 Total shareholders' equity                            247.0          14.9       (14.9)       247.0
                                                    ----------  -----------  ----------- -----------
 Total liabilities and shareholders' equity          $ 798.8     $   508.9     $(506.4)      $801.3
                                                    ==========  ===========  =========== ===========

CONSOLIDATING BALANCE SHEETS
FEBRUARY 2, 2002

                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
-------------------------------------------------   ----------  ------------ ------------ -----------
                                                                 (Dollars in millions)

 ASSETS
 Current assets:
     Cash and temporary cash investments             $  17.5      $    3.6     $   --       $  21.1
     Inventories                                       152.8         216.2         --         369.0
     Prepaid expenses and other current assets          35.8          12.3         --          48.1
                                                    ----------  -----------  ----------- -----------
 Total current assets                                  206.1         232.1         --         438.2

 Property, equipment and leasehold improvements, net    64.7         145.4         --         210.1
 Goodwill, net                                            --          26.5         --          26.5
 Other assets                                           17.3           1.6         --          18.9
 Investment in subsidiaries                              3.6           --         (3.6)         --
 Intercompany receivable                               418.0           --       (418.0)         --
                                                    ----------  -----------  ----------- -----------
 Total assets                                        $ 709.7      $  405.6     $(421.6)     $ 693.7
                                                    ==========  ===========  =========== ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                $ 122.7      $    0.4     $   --       $ 123.1
     Accrued expenses                                  111.2         (28.9)        --          82.3
                                                    ----------  -----------  ----------- -----------
 Total current liabilities                             233.9         (28.5)        --         205.4

 Long-term debt                                        223.7           --          --         223.7
 Deferred income taxes                                  14.6           9.0         --          23.6
 Other long-term liabilities                             4.7           3.5         --           8.2
 Intercompany payable                                     --         418.0      (418.0)         --

 Shareholders' equity:
     Common stock                                        0.9           --          --           0.9
     Additional paid-in capital                         99.7           --          --          99.7
     Unamortized restricted stock awards                (0.6)          --          --          (0.6)
     Retained earnings                                 172.9           3.6        (3.6)       172.9
     Accumulated other comprehensive loss               (3.0)          --          --          (3.0)
                                                    ----------  -----------  ----------- -----------
                                                       269.9           3.6        (3.6)       269.9
     Treasury stock, at cost                           (37.1)          --          --         (37.1)
                                                    ----------  -----------  ----------- -----------
 Total shareholders' equity                            232.8           3.6        (3.6)       232.8
                                                    ----------  -----------  ----------- -----------
 Total liabilities and shareholders' equity          $ 709.7      $  405.6     $(421.6)     $ 693.7
                                                    ==========  ===========  =========== ===========

CONSOLIDATING STATEMENTS OF OPERATIONS
THIRTEEN WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

                                                                    AUGUST 3, 2002
                                                   --------------------------------------------------

                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
------------------------------------------------   -----------  ------------ ------------ -----------
                                                               (Dollars in millions)
 Net sales                                           $  191.0      $ 269.3     $(106.6)     $  353.7
 Cost of sales                                          111.1        177.6      (106.6)        182.1
                                                   -----------  -----------  -----------  -----------
      Gross margin                                       79.9         91.7         --          171.6
 Selling, general and administrative expenses            73.9         79.1         --          153.0
 Depreciation and amortization                            3.1          5.6         --            8.7
                                                   -----------  -----------  -----------  -----------
      Operating profit                                    2.9          7.0         --            9.9
 Interest expense                                         2.7          3.9         --            6.6
                                                   -----------  -----------  -----------  -----------
      Income before income taxes                          0.2          3.1         --            3.3
 Income tax provision (benefit)                           1.4         (0.1)        --            1.3
                                                   -----------  -----------  -----------  -----------
      Income (loss) before equity losses                 (1.2)         3.2         --            2.0
 Equity income from subsidiaries                          3.2          --         (3.2)          --
                                                   -----------  -----------  -----------  -----------
 Net income                                          $    2.0      $   3.2     $  (3.2)     $    2.0
                                                   ===========  ===========  ===========  ===========


                                                                    AUGUST 4, 2001
                                                   --------------------------------------------------
                                                                 GUARANTOR
                                                     PARENT     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
------------------------------------------------   -----------  ------------ ------------ ------------
                                                                 (Dollars in millions)
 Net sales                                             $178.9       $330.4     $(179.1)      $330.2
 Cost of sales                                          111.3        258.8      (179.1)       191.0
                                                   -----------  -----------  -----------  -----------
      Gross margin                                       67.6         71.6          --        139.2
 Selling, general and administrative expenses            74.2         72.2          --        146.4
 Depreciation and amortization                            4.0          6.1          --         10.1
                                                   -----------  -----------  -----------  -----------
      Operating loss                                    (10.6)        (6.7)         --        (17.3)
 Interest expense                                        (0.5)         9.2          --          8.7
                                                   -----------  -----------  -----------  -----------
      Loss before income taxes                          (10.1)       (15.9)         --        (26.0)
 Income tax benefit                                      (9.8)        (0.1)         --         (9.9)
                                                   -----------  -----------  -----------  -----------
      Loss before equity losses                          (0.3)       (15.8)         --        (16.1)
 Equity loss from subsidiaries                          (15.8)         --         15.8          --
                                                   -----------  -----------  -----------  -----------
 Net loss                                              $(16.1)      $(15.8)    $  15.8       $(16.1)
                                                   ===========  ===========  ===========  ===========

CONSOLIDATING STATEMENTS OF OPERATIONS
TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

                                                                         AUGUST 3, 2002
                                                       ---------------------------------------------------

                                                                     GUARANTOR
                                                         PARENT     SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
----------------------------------------------------   -----------  ------------  ------------ -----------
                                                                     (Dollars in millions)
 Net sales                                                 $396.1       $548.9      $(218.9)       $726.1
 Cost of sales                                              228.0        364.6       (218.9)        373.7
                                                       -----------  ------------  -----------  -----------
      Gross margin                                          168.1        184.3          --          352.4
 Selling, general and administrative expenses               149.8        154.4          --          304.2
 Depreciation and amortization                                6.5         11.4          --           17.9
                                                       -----------  ------------  -----------  -----------
      Operating profit                                       11.8         18.5          --           30.3
 Interest expense                                             5.6          7.4          --           13.0
                                                       -----------  ------------  -----------  -----------
      Income before income taxes                              6.2         11.1          --           17.3
 Income tax provision (benefit)                               6.8         (0.2)         --            6.6
                                                       -----------  ------------  -----------  -----------
      Income (loss) before equity income                     (0.6)        11.3          --           10.7
 Equity income from subsidiaries                             11.3          --         (11.3)          --
                                                       -----------  ------------  -----------  -----------
 Net income                                                $ 10.7       $ 11.3      $ (11.3)       $ 10.7
                                                       ===========  ============  ===========  ===========


                                                                         AUGUST 4, 2001
                                                       ---------------------------------------------------

                                                                     GUARANTOR
                                                         PARENT     SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
----------------------------------------------------   -----------  ------------  ------------ -----------
                                                                     (Dollars in millions)
 Net sales                                                 $357.9       $687.4      $(386.2)      $659.1
 Cost of sales                                              220.7        534.3       (386.2)       368.8
                                                       -----------  ------------  -----------  -----------
      Gross margin                                          137.2        153.1           --        290.3
 Selling, general and administrative expenses               146.7        143.2           --        289.9
 Depreciation and amortization                                8.1         11.7           --         19.8
                                                       -----------  ------------  -----------  -----------
      Operating loss                                        (17.6)        (1.8)          --        (19.4)
 Interest expense                                             6.7          9.2           --         15.9
                                                       -----------  ------------  -----------  -----------
      Loss before income taxes                              (24.3)       (11.0)          --        (35.3)
 Income tax benefit                                         (13.2)        (0.2)          --        (13.4)
                                                       -----------  ------------  -----------  -----------
      Loss before equity loss and extraordinary             (11.1)       (10.8)          --        (21.9)
         item
 Equity loss from subsidiaries                              (10.8)         --          10.8          --
                                                       -----------  ------------  -----------  -----------
      Loss before extraordinary item                        (21.9)       (10.8)        10.8        (21.9)
 Extraordinary item, net of tax benefit                      (0.6)         --            --         (0.6)
                                                       -----------  ------------  -----------  -----------
 Net loss                                                  $(22.5)      $(10.8)     $  10.8       $(22.5)
                                                       ===========  ============  ===========  ===========

CONSOLIDATING STATEMENTS OF CASH FLOWS
TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

                                                                               AUGUST 3, 2002
                                                              --------------------------------------------------
                                                                           GUARANTOR
                                                                 PARENT   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
-----------------------------------------------------------   ----------- ------------ ------------  ------------
                                                                            (Dollars in millions)

 Net cash provided by (used for) operating activities             $(64.3)      $  1.3    $    --       $ (63.0)

 Net cash flows used for investing activities:
     Capital expenditures                                           (6.0)        (1.9)        --          (7.9)
                                                              -----------  ----------- ------------  -----------
 Net cash used for investing activities                             (6.0)        (1.9)        --          (7.9)

 Net cash flows provided by financing activities:
     Net increase in credit facilities                              61.9          --          --          61.9
     Other, net                                                      3.6          --          --           3.6
                                                              -----------  ----------- ------------  -----------
 Net cash provided by financing activities                          65.5          --          --          65.5
                                                              -----------  ----------- ------------  -----------

 Net decrease in cash                                               (4.8)        (0.6)        --          (5.4)
 Cash and temporary cash investments at beginning of period         17.5          3.6         --          21.1
                                                              -----------  ----------- ------------  -----------
 Cash and temporary cash investments at end of period             $ 12.7      $   3.0    $    --       $  15.7
                                                              ===========  =========== ============  ===========



                                                                               AUGUST 4, 2001
                                                              --------------------------------------------------
                                                                            GUARANTOR
                                                                PARENT    SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
-----------------------------------------------------------   ----------- ------------ ------------  ------------
                                                                            (Dollars in millions)

 Net cash provided by (used for) operating activities            $(119.0)     $ 45.8     $    --        $(73.2)

 Net cash flows used for investing activities:
     Capital expenditures                                           (6.7)      (45.8)         --         (52.5)
     Other, net                                                     (0.9)       (0.2)         --          (1.1)
                                                              -----------  ----------- ------------  -----------
 Net cash used for investing activities                             (7.6)      (46.0)         --         (53.6)

 Net cash flows provided by financing activities:
     Net increase in credit facilities                             135.0         --           --         135.0
     Other, net                                                     (3.4)        --           --          (3.4)
                                                              -----------  ----------- ------------  -----------
 Net cash provided by financing activities                         131.6         --           --         131.6
                                                              -----------  ----------- ------------  -----------

 Net increase (decrease) in cash                                     5.0        (0.2)         --           4.8
 Cash and temporary cash investments at beginning of
    period                                                          13.8         3.7          --          17.5
                                                              -----------  ----------- ------------  -----------
 Cash and temporary cash investments at end of period             $ 18.8     $   3.5     $    --        $ 22.3
                                                              ===========  =========== ============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

         Net sales for the second quarter of fiscal 2003 increased 7.1%, or $23.5 million, to $353.7 million from $330.2 million in the prior year. Sales from stores open one year or more ("same-store sales") increased 7.7% for the second quarter of fiscal 2003 compared with a same-store sales increase of 9.7% for the prior year second quarter. Same-store sales generated substatially all of the overall sales increase for the quarter, as we operated 43 fewer stores at the end of the second quarter this year versus the prior year. At August 3, 2002, we operated 875 traditional and 70 superstores versus 923 traditional and 65 superstores a year ago at this time.

         By store format, our same-store sales performance for traditional stores increased 7.9% for the quarter. Same-store sales for superstores increased 7.1% for the quarter. For both store formats, the sales increase was driven entirely by an increase in average ticket. We attribute the improvement in same-store sales to improved merchandising initiatives as well as an improved inventory in-stock position on key basic items and advertised items in our stores. We also continued to see strong sales trends in our home decor and seasonal businesses. In addition, trends in the sewing and crafting industry continue to be strong, as evidenced not only by our increased same-store sales but that of our major competitors as well.

         As a percent of net sales, gross margin was 48.5% for the second quarter of fiscal 2003 compared with 42.2% for the same quarter a year earlier, an increase of 630 basis points. This increase was driven by higher realized selling margins in a majority of our product categories, due to improved merchandising initiatives, an improved promotional merchandising strategy, the non-recurring impact of clearance sales recorded at zero margin during the prior year from the SKU Reduction Initiative ($17.0 million of sales in the prior year second quarter), as well as improvements in store shrink rates. Approximately 220 basis points of the improvement related to the non-recurring impact of the clearance sales, while improvement in the store shrink rate accounted for an additional 180 basis points.

         Selling, general and administrative ("SG&A") expenses were $153.0 million in the second quarter of fiscal 2003 versus $146.4 million in the prior year second quarter. As a percentage of sales, SG&A expenses decreased 1.0% to 43.3% of net sales versus 44.3% of net sales for the second quarter of fiscal 2002. This decrease was due to positive expense leverage realized in both store and non-store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

         Depreciation and amortization expense decreased $1.4 million to $8.7 million from $10.1 million. This decrease is attributable to discontinuing goodwill amortization and the slowdown of our capital expenditures as a result of the Turnaround Plan decision to discontinue new store growth for fiscal 2003.

         Operating income for the second quarter of fiscal 2003, was $9.9 million, compared to an operating loss of $17.3 million for the second quarter of fiscal 2002.

         Interest expense in the second quarter of fiscal 2003 decreased $2.1 million to $6.6 million from $8.7 million in the second quarter of fiscal 2002. The decrease is due primarily to the impact of lower average borrowings. Average borrowings for the second quarter of fiscal 2003 decreased $118.0 million, to $238.0 million from $356.0 million in the prior year second quarter. The decrease in average borrowings is due to improved operating performance, as well as a reduction in average working capital of $64.9 million year-over-year. During the second quarter, we repurchased, in the open market, $17.5 million of our 10-3/8% subordinated notes at a purchase price of approximately 4.9% over par. The premium we paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges, totaling $1.4 million pre-tax, $0.9 million after-tax or $0.04 per share, were written off during the second quarter. These charges were recorded in SG&A expense.

         Our effective income tax rate of 38.0% for the second quarter of fiscal 2003 was consistent with the rate for the second quarter of fiscal 2002.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001

         Net sales for the first half of fiscal 2003 increased 10.2%, or $67.0 million, to $726.1 million from $659.1 million in the prior year. Same-store sales increased 10.6% for the fiscal 2003 second quarter year-to-date compared with a same-store sales increase of 3.5% for the same period in the prior year. Same-store sales generated substantially all of the overall sales increase, as we operated 43 fewer stores at the end of the second quarter this year than a year ago.

         By store format, our same-store sales performance for traditional stores increased 10.6% for the first half of fiscal 2003. Same-store sales for superstores increased 10.8% year-to-date with approximately two-thirds of this increase in both store formats attributable to a higher average ticket with the balance of the increase due to increased customer traffic. We attribute the improvement in same-store sales to improved merchandising initiatives as well as an improved inventory in-stock position on key basic items and advertised items in our stores, as well as continued strong sales trends in our home decor and seasonal businesses. In addition, trends in the sewing and crafting industry continue to be strong, as evidenced not only by our increased same-store sales but that of our major competitors as well.

         As a percent of net sales, gross margin was 48.5% for the first half of fiscal 2003 compared with 44.0% for the first half of fiscal 2002, an increase of 450 basis points. This increase was driven by higher realized selling margins in a majority of our product categories, due to improved merchandising initiatives, an improved promotional merchandising strategy, the non-recurring impact of clearance sales recorded at zero margin during the prior year from the SKU Reduction Initiative ($17.0 million of sales in the prior year), as well as improvements in store shrink rates. Approximately 115 basis points of the improvement related to the non-recurring impact of the clearance sales, while improvement in the store shrink rate accounted for an additional 170 basis points.


         SG&A expenses were $304.2 million for the first half of fiscal 2003 versus $289.9 million in the same period of the prior year. As a percentage of sales, SG&A expenses decreased 210 basis points to 41.9% of net sales versus 44.0% of net sales for the same period of fiscal 2002. This decrease was due to positive expense leverage realized in both store and non-store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

         Depreciation and amortization expense in the first half of fiscal 2003 decreased $1.9 million to $17.9 million from $19.8 million. This decrease is attributable to discontinuing goodwill amortization and the slowdown of our capital expenditures as a result of the Turnaround Plan decision to discontinue new store growth for fiscal 2003.

         Operating income for the first half of fiscal 2003, was $30.3 million, compared to an operating loss of $19.4 million for the first half of fiscal 2002.

         Interest expense in the first half of fiscal 2003 decreased $2.9 million to $13.0 million from $15.9 million in the same period of fiscal 2002. The decrease is due primarily to the impact of lower average borrowings. Average borrowings for fiscal 2003 year-to-date decreased $84.0 million, to $229.0 million from $313.0 million in the prior year. The decrease in average borrowings is due to improved operating performance, as well as a reduction in average working capital of $58.9 million year-over-year. During the first half of fiscal 2003, we repurchased, in the open market, $19.7 million of our 10-3/8% subordinated notes at a purchase price of approximately 4.2% over par. The premium we paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges totaling $1.4 million pre-tax, $0.9 million after-tax or $0.04 per share, were written off and recorded in SG&A expense.

         Our effective income tax rate of 38.0% for the first half of fiscal 2003 was consistent with the rate for the first half of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

         Cash, including temporary cash investments, decreased $5.4 million during the first half of fiscal 2003 to $15.7 million as of August 3, 2002.

         Net cash used by operating activities was $63.0 million, compared with $73.2 million in the first half of fiscal 2002. Inventories, net of payables support, increased $87.4 million in the first half of fiscal 2003, compared with an increase of $53.1 million in the first half of the prior year. Inventory typically builds during the first three quarters of the fiscal year as we build for the peak selling season in the fourth quarter.

        Net cash used for investing activities totaled $7.9 million compared with $53.6 million in the first half of fiscal 2002. Capital expenditures during the first half of fiscal 2003 totaled $7.9 million and related primarily to store projects. Capital expenditures in fiscal 2002 totaled $52.5 million and included approximately $40.0 million related to the unwind of a synthetic lease facility. The synthetic lease facility was used to finance the construction of our West Coast distribution center, that was replaced by our new Credit Facility.

        Capital spending for the full year fiscal 2003 is anticipated to be approximately $15 to $20 million. This capital spending level represents our lowest capital spending budget in six years, as we limit capital spending to focus on our previously communicated strategy of further debt reduction. We have no material commitments in connection with our planned capital expenditures.

        During the first half of fiscal 2003, we did not open any new stores. We relocated two and closed 14 smaller or under-performing traditional stores. For the balance of fiscal 2003, we expect to relocate one traditional store to a new superstore location, relocate two traditional stores and close 20 to 25 more traditional stores. All stores closed or to be closed in the current year are store locations that were identified for closing in fiscal year 2002 as part of our turnaround plan.

        Net cash provided by financing activities was $65.5 million compared with $131.6 million in the first half of fiscal 2002, reflecting approximately an $89 million reduction in borrowings under our Credit Facility between quarters, due to our improved operating performance and continued focus on working capital management. We expect to reduce our year-end debt levels at the end of fiscal 2003 by approximately $50 million from our year-end fiscal 2002 levels of $223.7 million.

BUSINESS OUTLOOK

         We expect to generate between $1.80 to $1.90 in net income per diluted share in fiscal 2003. This earnings per share guidance is predicated upon approximately 21.5 million fully diluted shares outstanding. We raised earlier provided guidance primarily based on the strength of the first half performance, although some adjustments have been made to the outlook for the third and fourth quarters. Same-store sales growth is expected to approximate 3% for the balance of the year.

         Much more difficult same-store sales comparisons exist in the third and fourth quarters versus during the first half of this fiscal year. (Last year's same-store sales increased 8.0% and 7.4%, in the third and fourth quarters, respectively). In the second half of last year, clearance sales from our SKU Reduction Initiative generated $18 million of sales in the third and fourth quarters. In addition, the fourth quarter performance last year benefited from mild weather and six additional selling days between Thanksgiving and Christmas. Last year, virtually no store days were lost due to inclement winter weather.

         Offsetting the difficult sales comparisons as discussed above, we expect operating margins to continue to expand in the second half of fiscal 2003, although at a much more modest level than the first half performance. We estimate that operating margins will expand approximately 100 basis points in the second half, primarily in the third quarter. Operating margin benefits are expected to occur in the areas of store shrink as well as the lack of clearance sales from the SKU Reduction Initiative.

         Summarized below is specific guidance on our expectations for real estate activity, interest expense, and depreciation and amortization expense:

- For the balance of the fiscal year, we anticipate the closing of an additional 20 to 25 traditional stores, all of which have been previously reserved for. Substantially all of these closings will occur in the fourth quarter after the holiday sales season.

- Interest expense is now estimated to be between $27 and $28 million this year, slightly lower than earlier guidance due to additional cash flow generated during the first half, the repurchase of senior subordinated debt and current debt levels being below our original plan. We will continue to pursue opportunistic repurchases of our senior subordinated debt.

- Depreciation expense will be approximately $1 to $2 million less than last year's depreciation expense figure of $39 million.

SEASONALITY AND INFLATION

        Our business exhibits seasonality, which is typical for most retail companies. Our net sales are much stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. We are subject to risk resulting from interest rate fluctuations, as interest on our credit facility is based on variable rates. Our objective in managing our interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates (See Note 4 - Fair Value of Derivative Financial Instruments).

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

         Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)       An Annual Meeting of Shareholders of the Company was held June 6, 2002.
b) Frank Newman and Betty Rosskamm and Beryl Raff were elected to the Board of Directors in the class whose term of office expires in 2005. Ira Gumberg and Alma Zimmerman continued as Directors in the class whose term of office expires in 2004. Alan Rosskamm, Scott Cowen and Gregg Searle continued as Directors in the class whose term of office expires in 2003.
c) The nominees for Directors as listed in the proxy statement were elected with the following vote:


                  -----------------------------------------------------------------------------
                  Nominee                                Votes For           Votes Withheld
                  -----------------------------------------------------------------------------
                  Frank Newman                           9,206,262               57,857
                  -----------------------------------------------------------------------------
                  Betty Rosskamm                         9,018,502               245,617
                  -----------------------------------------------------------------------------
                  Beryl Raff                             9,206,218               57,901
                  -----------------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits
                --------

               Exhibit 99.1 - Section 906 Certificate of Principal Executive
                              Officer
               Exhibit 99.2 - Section 906 Certificate of Principal Financial
                              Officer


          b)    Reports on Form 8-K
                -------------------

               Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              JO-ANN STORES, INC.


DATE:  September 17, 2002     /s/ Alan Rosskamm
                              ---------------------------
                              By:  Alan Rosskamm
                                   President and Chief Executive Officer


                              /s/ Brian P. Carney
                              ---------------------------
                              By:  Brian P. Carney
                                   Executive Vice President and Chief Financial
                                   Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan Rosskamm, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Jo-Ann Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:  September 17, 2002


                                      /s/ Alan Rosskamm
                                      -------------------------
                                      By:   Alan Rosskamm
                                      President and Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Brian P. Carney, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Jo-Ann Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:  September 17, 2002



                       /s/ Brian P. Carney
                       ---------------------------
                       By:   Brian P. Carney
                       Executive Vice President and Chief Financial Officer