Form 10-Q
period 2002-11-02
JO-ANN STORES INC
filed 2002-12-17
CIK 34151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

                           COMMISSION FILE NO. 1-6695

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

         Shares of Class A Common Stock outstanding at December 10, 2002:
         10,232,278

         Shares of Class B Common Stock outstanding at December 10, 2002:
         9,260,914

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED NOVEMBER 2, 2002

                                                                                                            Page Numbers

PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets as of November 2, 2002, February 2, 2002
                       and November 3, 2001                                                                     3

                       Consolidated Statements of Operations for the Thirteen and Thirty-Nine
                       Weeks Ended November 2, 2002 and November 3, 2001                                        4

                       Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                       Ended November 2, 2002 and November 3, 2001                                              5

                       Notes to Consolidated Financial Statements                                               6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                                14

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                18

            Item 4.   Controls and Procedures                                                                   18

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                                                        19

            Item 2.    Changes in Securities and Use of Proceeds                                                19

            Item 3.    Defaults Upon Senior Securities                                                          19

            Item 4.    Submission of Matters to a Vote of Security Holders                                      19

            Item 5.    Other Information                                                                        19

            Item 6.    Exhibits and Reports on Form 8-K                                                         19

            Signatures                                                                                          20

            Certification by Chief Executive Officer                                                            21

            Certification by Chief Financial Officer                                                            22

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       (UNAUDITED)                           (UNAUDITED)
                                                                       NOVEMBER 2,        FEBRUARY 2,        NOVEMBER 3,
                                                                          2002               2002               2001
                                                                         -------            -------            -------
                                                                       (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
 ASSETS
 Current assets:

     Cash and temporary cash investments                                 $  21.6            $  21.1            $  29.1
     Inventories                                                           483.4              369.0              467.1
     Prepaid expenses and other current assets                              46.4               48.1               39.9
                                                                         -------            -------            -------
 Total current assets                                                      551.4              438.2              536.1

 Property, equipment and leasehold improvements, net                       195.6              210.1              220.9
 Goodwill, net                                                              26.5               26.5               26.7
 Other assets                                                               17.0               18.9               19.1
                                                                         -------            -------            -------
 Total assets                                                            $ 790.5            $ 693.7            $ 802.8
                                                                         =======            =======            =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

     Accounts payable                                                    $ 140.9            $ 123.1            $ 151.5
     Accrued expenses                                                       80.4               82.3               51.4
                                                                         -------            -------            -------
 Total current liabilities                                                 221.3              205.4              202.9

 Long-term debt                                                            276.2              223.7              356.0
 Deferred income taxes                                                      23.7               23.6               23.5
 Other long-term liabilities                                                 8.9                8.2                8.1

 Shareholders' equity:
     Common stock:
        Class A, stated value $0.05 per share; issued
           and outstanding 10,252,583, 9,825,802 and
           9,798,356, respectively                                           0.5                0.5                0.5

        Class B, stated value $0.05 per share; issued
           and outstanding 9,247,167, 8,806,211 and
           8,806,211, respectively                                           0.5                0.4                0.4
     Additional paid-in capital                                            109.7               99.7               99.8
     Unamortized restricted stock awards                                    (0.3)              (0.6)              (0.8)
     Retained earnings                                                     192.5              172.9              154.0
     Accumulated other comprehensive loss                                   (3.1)              (3.0)              (4.4)
                                                                         -------            -------            -------
                                                                           299.8              269.9              249.5
     Treasury stock, at cost                                               (39.4)             (37.1)             (37.2)
                                                                         -------            -------            -------
 Total shareholders' equity                                                260.4              232.8              212.3
                                                                         -------            -------            -------
 Total liabilities and shareholders' equity                              $ 790.5            $ 693.7            $ 802.8
                                                                         =======            =======            =======

 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                              --------------------------------------------------------
                                                              NOVEMBER 2,    NOVEMBER 3,    NOVEMBER 2,    NOVEMBER 3,
                                                                 2002           2001           2002           2001
                                                              -----------    -----------    -----------    -----------
                                                               (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
 Net sales                                                      $430.1         $413.0       $1,156.2       $1,072.1
 Cost of sales                                                   232.7          230.4          606.4          599.2
                                                                ------         ------       --------       --------
     Gross margin                                                197.4          182.6          549.8          472.9
 Selling, general and administrative expenses                    166.9          182.4          471.1          472.3
 Depreciation and amortization                                     9.1            9.9           27.0           29.7
                                                                ------         ------       --------       --------
     Operating profit (loss)                                      21.4           (9.7)          51.7          (29.1)
 Interest expense                                                  7.1            8.6           20.1           24.5
                                                                ------         ------       --------       --------
     Income (loss) before income taxes                            14.3          (18.3)          31.6          (53.6)
 Income tax provision (benefit)                                    5.4           (7.0)          12.0          (20.4)
                                                                ------         ------       --------       --------
     Income (loss) before extraordinary item                       8.9          (11.3)          19.6          (33.2)
 Extraordinary item, loss related to early retirement of
     debt, net of tax benefit of $0.4 million                       --             --             --           (0.6)
                                                                ------         ------       --------       --------
 Net income (loss)                                              $  8.9         $(11.3)      $   19.6       $  (33.8)
                                                                ======         ======       ========       ========

 Net income (loss) per common share - basic:

      Net income (loss) before extraordinary item               $ 0.46         $(0.61)      $   1.03       $  (1.81)
      Extraordinary item, net of tax benefit                        --             --             --          (0.03)
                                                                ------         ------       --------       --------
      Net income (loss)                                         $ 0.46         $(0.61)      $   1.03       $  (1.84)
                                                                ======         ======       ========       ========

 Net income (loss) per common share - diluted:

      Net income (loss) before extraordinary item               $ 0.44        $(0.61)       $  0.98        $  (1.81)
      Extraordinary item, net of tax benefit                        --             --             --          (0.03)
                                                                ------         ------       --------       --------
      Net income (loss)                                         $ 0.44        $(0.61)       $  0.98        $  (1.84)
                                                                ======         ======       ========       ========

Weighted average shares outstanding (in millions):

     Basic                                                       19.4            18.5           19.1           18.4
                                                                ======         ======       ========       ========
     Diluted                                                     20.4            18.5           20.0           18.4
                                                                ======         ======       ========       ========

See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                        -----------------------
                                                                                   NOVEMBER 2,          NOVEMBER 3,
                                                                                      2002                 2001
                                                                                      -------             --------
                                                                                        (DOLLARS IN MILLIONS)
 Operating activities:
     Net income (loss)                                                                $  19.6             $  (33.8)
     Adjustments to reconcile net income (loss) to net cash
        used for operating activities:
        Depreciation and amortization                                                    27.0                 29.7
        Other                                                                             1.9                  0.6
     Changes in operating assets and liabilities:

        Increase in inventories                                                        (114.4)               (16.1)
        Decrease in prepaid expenses and other current assets                             1.7                  0.9
        Increase (decrease) in accounts payable                                          17.8                (12.5)
        Increase (decrease) in accrued expenses and other                                 0.1                 (9.4)
                                                                                      -------             --------
 Net cash used for operating activities                                                 (46.3)               (40.6)
                                                                                      -------             --------

 Investing activities:
     Capital expenditures                                                               (12.4)               (60.4)
     Other, net                                                                            --                 (1.1)
                                                                                      -------             --------
 Net cash used for investing activities                                                 (12.4)               (61.5)
                                                                                      -------             --------

 Financing activities:
     Net increase in bank credit facilities                                              79.6                116.0
     Repurchase of senior subordinated notes                                            (28.3)                  --
     Other, net                                                                           7.9                 (2.3)
                                                                                      -------             --------
 Net cash provided by financing activities                                               59.2                113.7
                                                                                      -------             --------

 Net increase in cash                                                                     0.5                 11.6
 Cash and temporary cash investments at beginning of period                              21.1                 17.5
                                                                                      -------             --------
 Cash and temporary cash investments at end of period                                 $  21.6             $   29.1
                                                                                      =======             ========

 Supplemental disclosures of cash flow information: Cash paid during the period for:

        Interest                                                                      $  21.8             $   25.9
        Income taxes, net of refunds                                                      4.2                  0.8

 See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer operating 941 retail stores in 49 states at November 2, 2002. The 870 traditional stores and 71 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

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

        Typical of most retail companies, the Company's business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company's business, a comparable balance sheet as of November 3, 2001 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

NOTE 2  -  EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options have not been included in the earnings per common share calculation for the thirteen and thirty-nine week periods ended November 3, 2001, as their inclusion would have been anti-dilutive.

         The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in millions).

                                                            THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                        ----------------------------        ---------------------------
                                                        NOVEMBER 2,      NOVEMBER 3,        NOVEMBER 2,     NOVEMBER 3,
                                                            2002            2001                2002            2001
                                                            ----            ----                ----            ----
BASIC COMMON SHARES:
Weighted average shares outstanding                         19.4            18.5                19.1            18.4
                                                            ====            ====                ====            ====
DILUTED COMMON SHARES:
Weighted average shares outstanding                         19.4            18.5                19.1            18.4
Incremental shares from assumed exercise of stock
options                                                      1.0              --                 0.9              --
                                                            ----            ----                ----            ----
                                                            20.4            18.5                20.0            18.4
                                                            ====            ====                ====            ====

NOTE 3  -  STORE CLOSING CHARGES

         As part of the Company's previously announced turnaround plan, the Company undertook a comprehensive review of its existing store base. During fiscal years 2001 and 2002, a total of 144 traditional stores were identified for closing. In addition, the Company identified four superstores to downsize or buyout the remaining lease obligations. A total of $26.4 million in pre-tax charges were recorded for these 148 store closings (the "Store Closing Charges") in fiscal years 2001 and 2002. The Store Closing Charges included asset write-downs associated with the identified stores, and the estimated closing costs for stores that will be closed by the end of this fiscal year. Through the end of the third quarter, 97 of the 148 stores identified for closing have been closed, and the Company expects to close 23 additional stores in the fourth quarter of fiscal year 2003. The balance of the stores identified for closing are expected to close in fiscal year 2004.

         Below is a summary of the activity in the Store Closing Charges liability balance for the first three quarters of fiscal year 2003. The Company believes that the remaining reserve balance at November 2, 2002 is adequate to cover the remaining obligations associated with the Store Closing Charges.

                                            NON-CANCELABLE
Dollars in millions                       LEASE OBLIGATIONS            OTHER                  TOTAL
                                                 ----                   ----                   -----
Balance - February 2, 2002                       $9.6                   $1.2                   $10.8
Cash payments                                    (1.2)                  (0.8)                   (2.0)
                                                 ----                   ----                   -----
Balance - November 2, 2002                       $8.4                   $0.4                   $ 8.8
                                                 ====                   ====                   =====

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

         The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's Credit Facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates. The Company has interest rate swap agreements on $90 million of its borrowings under its Credit Facility, $50.0 million of which expire in May 2003 and $40.0 million of which expire in April 2005.

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

         Other comprehensive income (loss) includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income (loss) consists of the following:

                                                               THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                                               --------------------      -----------------------
                                                              NOVEMBER 2,   NOVEMBER 3,  NOVEMBER 2,   NOVEMBER 3,
Dollars in millions                                              2002          2001          2002          2001
                                                                 -----       ------          -----      ------
 Net income (loss)                                                $ 8.9       $(11.3)         $19.6      $(33.8)
 Cumulative effect of change in accounting principle                 --           --             --        (1.7)
 Other comprehensive income (loss)                                  0.1         (1.7)          (0.1)       (2.7)
                                                                  -----       ------          -----      ------
 Comprehensive income (loss)                                      $ 9.0       $(13.0)         $19.5      $(38.2)
                                                                  =====       ======          =====      ======

NOTE 5  -  RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company adopted SFAS No. 142 on February 3, 2002. The Company performed the first of the required impairment tests of goodwill and based upon the transition impairment test performed on recorded goodwill, no impairment to goodwill exists. Application of the non-amortization provision of SFAS No. 142 reduces amortization expense by approximately $0.7 million for the fiscal year ending February 1, 2003. The prior fiscal year third quarter and third quarter year-to-date included amortization expense of $0.2 million and $0.6 million, respectively.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Management believes that SFAS No. 145 will not have a significant impact on the Company's consolidated financial statements. Once adopted, the prior year extraordinary item will be reclassified to conform with presentation requirements under SFAS 145. In the first quarter of the prior year, the Company entered into a new $365 million senior secured credit facility. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item.

NOTE 6  - CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of November 2, 2002 and February 2, 2002 and for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 are as follows:

CONSOLIDATING BALANCE SHEETS
NOVEMBER 2, 2002

                                                                    GUARANTOR
                                                     PARENT       SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                     -------      ------------  ------------   ------------
                                                                 (Dollars in millions)
 ASSETS
 Current assets:

     Cash and temporary cash investments             $  18.0      $    3.6      $      --      $  21.6
     Inventories                                       187.5         295.9             --        483.4
     Prepaid expenses and other current assets          36.1          10.3             --         46.4
                                                     -------      --------      ---------      -------
 Total current assets                                  241.6         309.8             --        551.4

 Property, equipment and leasehold improvements,
   net                                                  62.4         133.2             --        195.6
 Goodwill, net                                            --          26.5             --         26.5
 Other assets                                           15.6           1.4             --         17.0
 Investment in subsidiaries                             25.1            --          (25.1)          --
 Intercompany receivable                               455.8            --         (455.8)          --
                                                     -------      --------      ---------      -------
 Total assets                                        $ 800.5      $  470.9      $  (480.9)     $ 790.5
                                                     =======      ========      =========      =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

     Accounts payable                                $ 131.6      $    9.3      $      --      $ 140.9
     Accrued expenses                                  112.8         (32.4)            --         80.4
                                                     -------      --------      ---------      -------
 Total current liabilities                             244.4         (23.1)            --        221.3

 Long-term debt                                        276.2           --              --        276.2
 Deferred income taxes                                  14.4           9.3             --         23.7
 Other long-term liabilities                             5.1           3.8             --          8.9
 Intercompany payable                                     --         455.8         (455.8)          --

 Shareholders' equity:
     Common stock                                        1.0           --              --          1.0
     Additional paid-in capital                        109.7           --              --        109.7
     Unamortized restricted stock awards                (0.3)          --              --         (0.3)
     Retained earnings                                 192.5          25.1          (25.1)       192.5
     Accumulated other comprehensive loss               (3.1)           --             --         (3.1)
                                                     -------      --------      ---------      -------
                                                       299.8          25.1          (25.1)       299.8
     Treasury stock, at cost                           (39.4)           --             --        (39.4)
                                                     -------      --------      ---------      -------
 Total shareholders' equity                            260.4          25.1          (25.1)       260.4
                                                     -------      --------      ---------      -------
 Total liabilities and shareholders' equity          $ 800.5      $  470.9      $  (480.9)     $ 790.5
                                                     =======      ========      =========      =======


CONSOLIDATING BALANCE SHEETS
FEBRUARY 2, 2002

                                                                GUARANTOR
                                                     PARENT    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                     -------   ------------  ------------  ------------
                                                                 (Dollars in millions)
 ASSETS
 Current assets:

     Cash and temporary cash investments             $  17.5      $    3.6   $      --     $    21.1
     Inventories                                       152.8         216.2          --         369.0
     Prepaid expenses and other current assets          35.8          12.3          --          48.1
                                                     -------      --------   ---------     ---------
 Total current assets                                  206.1         232.1          --         438.2

 Property, equipment and leasehold improvements,
   net                                                  64.7         145.4          --         210.1
 Goodwill, net                                            --          26.5          --          26.5
 Other assets                                           17.3           1.6          --          18.9
 Investment in subsidiaries                              3.6            --        (3.6)           --
 Intercompany receivable                               418.0            --      (418.0)           --
                                                     -------      --------   ---------     ---------
 Total assets                                        $ 709.7      $  405.6   $  (421.6)    $   693.7
                                                     =======      ========   =========     =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

     Accounts payable                                $ 122.7      $    0.4   $      --     $   123.1
     Accrued expenses                                  111.2         (28.9)         --          82.3
                                                     -------      --------   ---------     ---------
 Total current liabilities                             233.9         (28.5)         --         205.4

 Long-term debt                                        223.7            --          --         223.7
 Deferred income taxes                                  14.6           9.0          --          23.6
 Other long-term liabilities                             4.7           3.5          --           8.2
 Intercompany payable                                     --         418.0      (418.0)           --

 Shareholders' equity:
     Common stock                                        0.9            --          --           0.9
     Additional paid-in capital                         99.7            --          --          99.7
     Unamortized restricted stock awards                (0.6)           --          --          (0.6)
     Retained earnings                                 172.9           3.6        (3.6)        172.9
     Accumulated other comprehensive loss               (3.0)           --          --          (3.0)
                                                     -------      --------   ---------     ---------
                                                       269.9           3.6        (3.6)        269.9
     Treasury stock, at cost                           (37.1)           --          --         (37.1)
                                                     -------      --------   ---------     ---------
 Total shareholders' equity                            232.8           3.6        (3.6)        232.8
                                                     -------      --------   ---------     ---------
 Total liabilities and shareholders' equity          $ 709.7      $  405.6   $  (421.6)    $   693.7
                                                     =======      ========   =========     =========

CONSOLIDATING STATEMENTS OF OPERATIONS
THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001


                                                                   NOVEMBER 2, 2002
                                               ---------------------------------------------------
                                                           GUARANTOR
                                               PARENT    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                               --------  ------------   ------------  ------------
                                                                 (Dollars in millions)
Net sales                                      $  236.0    $  335.0    $ (140.9)       $  430.1
Cost of sales                                     139.4       234.2      (140.9)          232.7
                                               --------    --------    --------        --------
     Gross margin                                  96.6       100.8          --           197.4
Selling, general and administrative expenses       86.3        80.6          --           166.9
Depreciation and amortization                       3.3         5.8          --             9.1
                                               --------    --------    --------        --------
     Operating profit                               7.0        14.4          --            21.4
Interest expense                                    2.8         4.3          --             7.1
                                               --------    --------    --------        --------
     Income before income taxes                     4.2        10.1          --            14.3
Income tax provision (benefit)                      5.5        (0.1)         --             5.4
                                               --------    --------    --------        --------
     Income (loss) before equity income            (1.3)       10.2          --             8.9
Equity income from subsidiaries                    10.2          --       (10.2)             --
                                               --------    --------    --------        --------
Net income                                     $    8.9    $   10.2    $  (10.2)       $    8.9
                                               ========    ========    ========        ========


                                                                   NOVEMBER 2, 2002
                                               ---------------------------------------------------
                                                             GUARANTOR
                                                PARENT     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                               --------    ------------ ------------  ------------
                                                                   (Dollars in millions)
 Net sales                                     $227.2      $423.4     $ (237.6)        $ 413.0
 Cost of sales                                  139.4       328.6       (237.6)          230.4
                                               ------      ------     --------         -------
      Gross margin                               87.8        94.8          --            182.6
 Selling, general and administrative expenses   104.1        78.3          --            182.4
 Depreciation and amortization                    3.7         6.2          --              9.9
                                               ------      ------     --------         -------
      Operating profit (loss)                   (20.0)       10.3          --             (9.7)
 Interest expense                                 4.1         4.5          --              8.6
                                               ------      ------     --------         -------
      Income (loss) before income taxes         (24.1)        5.8          --            (18.3)
 Income tax benefit                              (7.0)         --          --             (7.0)
                                               ------      ------     --------         -------
      Income (loss) before equity income        (17.1)        5.8          --            (11.3)
 Equity income from subsidiaries                  5.8          --         (5.8)             --
                                               ------      ------     --------         -------
 Net income (loss)                             $(11.3)     $  5.8     $   (5.8)        $ (11.3)
                                               ======      ======     ========         =======

CONSOLIDATING STATEMENTS OF OPERATIONS
THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

                                                                       NOVEMBER 2, 2002
                                                    --------------------------------------------------
                                                              GUARANTOR
                                                    PARENT   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    ------   ------------  ------------  ------------
                                                                 (Dollars in millions)
 Net sales                                          $632.1     $  883.9      $(359.8)     $1,156.2
 Cost of sales                                       367.4        598.8       (359.8)        606.4
                                                    ------     --------      -------      --------
      Gross margin                                   264.7        285.1           --         549.8
 Selling, general and administrative expenses        236.1        235.0           --         471.1
 Depreciation and amortization                         9.8         17.2           --          27.0
                                                    ------     --------      -------      --------
      Operating profit                                18.8         32.9           --          51.7
 Interest expense                                      8.4         11.7           --          20.1
                                                    ------     --------      -------      --------
      Income before income taxes                      10.4         21.2           --          31.6
 Income tax provision (benefit)                       12.3         (0.3)          --          12.0
                                                    ------     --------      -------      --------
      Income (loss) before equity income              (1.9)        21.5           --          19.6
 Equity income from subsidiaries                      21.5           --        (21.5)           --
                                                    ------     --------      -------      --------
 Net income                                         $ 19.6     $   21.5      $ (21.5)     $   19.6
                                                    ======     ========      =======      ========

                                                                      NOVEMBER 2, 2002
                                                    --------------------------------------------------
                                                              GUARANTOR
                                                    PARENT   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    ------   ------------  ------------  ------------
                                                                (Dollars in millions)
 Net sales                                          $585.1     $1,110.8      $(623.8)     $1,072.1
 Cost of sales                                       360.1        862.9       (623.8)        599.2
                                                    ------     --------      -------      --------
      Gross margin                                   225.0        247.9           --         472.9
 Selling, general and administrative expenses        250.8        221.5           --         472.3
 Depreciation and amortization                        11.8         17.9           --          29.7
                                                    ------     --------      -------      --------
      Operating profit (loss)                        (37.6)         8.5           --         (29.1)
 Interest expense                                     10.8         13.7           --          24.5
                                                    ------     --------      -------      --------
      Loss before income taxes                       (48.4)        (5.2)          --         (53.6)
 Income tax benefit                                  (20.2)        (0.2)          --         (20.4)
                                                    ------     --------      -------      --------
      Loss before equity loss and extraordinary
        item                                         (28.2)        (5.0)          --         (33.2)
 Equity loss from subsidiaries                        (5.0)          --          5.0            --
                                                    ------     --------      -------      --------
      Loss before extraordinary item                 (33.2)        (5.0)         5.0         (33.2)
 Extraordinary item, net of tax benefit               (0.6)          --           --          (0.6)
                                                    ------     --------      -------      --------
 Net loss                                           $(33.8)    $   (5.0)     $   5.0      $  (33.8)
                                                    ======     ========      =======      ========

CONSOLIDATING STATEMENTS OF CASH FLOWS

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

                                                                              NOVEMBER 2, 2002
                                                           --------------------------------------------------
                                                                      GUARANTOR
                                                            PARENT   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                           --------  ------------  ------------  ------------
                                                                   (Dollars in millions)
Net cash (used for) provided by operating activities       $(49.8)      $  3.5        $   --         $(46.3)

 Net cash flows used for investing activities:

     Capital expenditures                                    (8.9)        (3.5)           --          (12.4)
                                                           ------       ------        ------         ------
 Net cash used for investing activities                      (8.9)        (3.5)           --          (12.4)

 Net cash flows provided by financing activities:

     Net increase in credit facilities                       79.6          --             --           79.6
     Repurchase sub notes                                   (28.3)         --             --          (28.3)
     Other, net                                               7.9          --             --            7.9
                                                           ------       ------        ------         ------
 Net cash provided by financing activities                   59.2          --             --           59.2
                                                           ------       ------        ------         ------

 Net increase in cash                                         0.5          --             --            0.5
 Cash and temporary cash investments at beginning of
   period                                                    17.5          3.6            --           21.1
                                                           ------       ------        ------         ------
 Cash and temporary cash investments at end of period      $ 18.0       $  3.6        $   --         $ 21.6
                                                           ======       ======        ======         ======

                                                                              NOVEMBER 2, 2002
                                                           --------------------------------------------------
                                                                      GUARANTOR
                                                            PARENT   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                           --------  ------------  ------------  ------------
                                                                   (Dollars in millions)
Net cash (used for) provided by operating activities       $(93.2)      $  52.6       $    --       $(40.6)

 Net cash flows used for investing activities:


     Capital expenditures                                    (8.3)        (52.1)           --        (60.4)
     Other, net                                              (1.3)          0.2            --         (1.1)
                                                           ------       -------                     ------
 Net cash used for investing activities                      (9.6)        (51.9)           --        (61.5)


 Net cash flows provided by financing activities:

     Net increase in credit facilities                      116.0            --            --        116.0
     Other, net                                              (2.3)           --            --         (2.3)
                                                           ------       -------       -------       ------
 Net cash provided by financing activities                  113.7            --            --        113.7
                                                           ------       -------       -------       ------

 Net increase in cash                                        10.9           0.7            --        11.6
 Cash and temporary cash investments at beginning of
   period                                                    13.8           3.7            --         17.5
                                                           ------       -------       -------       ------
 Cash and temporary cash investments at end of period      $ 24.7       $   4.4       $    --       $ 29.1
                                                           ======       =======       =======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As part of our previously announced turnaround plan, we undertook a comprehensive review of our existing store base. We evaluated all of our stores based on return on investment parameters and decided to close those stores that were under-performing relative to our required performance levels. During fiscal 2001 and 2002, we identified a total of 144 traditional stores for closing. In addition, we identified four superstores to downsize or buyout the remaining lease obligations. A total of $26.4 million in pre-tax charges were recorded for these 148 store closings (the "Store Closing Charges") in fiscal 2001 and 2002. The Store Closing Charges included asset write-downs associated with the identified stores and the estimated closing costs for stores whose closings will be completed by the end of this fiscal year. Through the end of the third quarter of fiscal 2003, 97 of the 148 stores identified for closing have been closed, and we expect to close 23 additional stores during the balance of fiscal 2003. The balance of the stores identified for closing are expected to close in fiscal 2004.

         Of the $26.4 million in Store Closing Charges, $6.7 million for 42 store closings was recorded during the fourth quarter of fiscal 2001, and $19.7 million for 106 store closings was recorded during the third quarter of fiscal 2002. The majority of the $19.7 million charge, $17.1 million, is recorded in selling, general and administrative expenses ("SG&A") with the balance, $2.6 million, recorded in cost of sales.

         For comparability purposes, the following table sets forth the statement of operations as a percentage of net sales, excluding last year's $19.7 million store closing charge.

                                                                       PERCENTAGE OF NET SALES
                                                                       -----------------------
                                                            13 WEEKS ENDED                  39 WEEKS ENDED
                                                            --------------                  --------------
                                                     NOV 2, 2002     NOV 3, 2001     NOV 2, 2002     NOV 3, 2001
                                                     -----------     -----------     -----------     -----------
     Net Sales                                          100.0%          100.0%         100.0%          100.0%
          Gross margin                                   45.9            44.8           47.6            44.4
     Selling, general and administrative expenses        38.8            40.0           40.7            42.5
     Depreciation and amortization                        2.1             2.4            2.4             2.8
                                                          ---             ---            ---            ----
          Operating profit                                5.0%            2.4%           4.5%           (0.9)%
                                                          ===             ===            ===            ====


         To provide a more meaningful comparison of operating performance between fiscal years, the following discussion excludes the impact of the $19.7 million store closing charge. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes thereto.

COMPARISON OF THE THIRTEEN WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

         Net sales for the third quarter of fiscal 2003 increased 4.1%, or $17.1 million, to $430.1 million from $413.0 million in the prior year. Sales from stores open one year or more ("same-store sales") increased 6.5% for the third quarter of fiscal 2003 compared with a same-store sales increase of 8.0% for the prior year third quarter. Same-store sales generated substantially all of the overall sales increase for the quarter, as we operated 33 fewer stores at the end of the third quarter this year versus the prior year. At November 2, 2002, we operated 870 traditional stores and 71 superstores versus 904 traditional stores and 70 superstores on November 3, 2001.

         By store format, our same-store sales performance for traditional stores increased 6.2% for the quarter, driven entirely by an increase in average ticket. Same-store sales for superstores increased 7.6% for the quarter, with approximately 70% of the increase coming from increased customer traffic and the balance from an increase in average ticket. We attribute the improvement in same-store sales to improved merchandising initiatives as well as an improved inventory in-stock position on key basic items and advertised items in our stores. All major product lines achieved positive same-store sales gains, with particular strength in the core segments of our business: sewing and home decorating.

         As a percent of net sales, gross margin was 45.9% for the third quarter of fiscal 2003 compared with 44.8% for the same quarter a year earlier, an increase of 110 basis points. This increase was driven by improvements in store shrink rates (100 basis points) and the absence of the non-recurring impact of clearance sales recorded at zero gross margin (150 basis points) during the prior year from our SKU Reduction Initiative ($13.0 million of sales in the prior year third quarter at zero margin dollars). These improvements to gross margin were partially offset by lower realized margins on sales of certain seasonal product. Overall, selling gross margins, excluding the SKU Reduction Initiative, were down approximately 140 basis points in the third quarter against last year, as a result of the higher level of promotional activity to sell-through summer, fall and Halloween seasonal product.

         SG&A expenses were $166.9 million in the third quarter of fiscal 2003 versus $165.3 million in the same period of the prior year. As a percentage of sales, SG&A expenses decreased 120 basis points to 38.8% of net sales, versus 40.0% of net sales for the third quarter of fiscal 2002. This decrease was due to positive expense leverage realized in store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

         Depreciation and amortization expense decreased $0.8 million to $9.1 million from $9.9 million. This decrease is attributable to discontinuing goodwill amortization, pursuant to the adoption of SFAS No. 142, and a slowdown in our capital expenditures.

         Operating income for the third quarter of fiscal 2003 was $21.4 million, compared to an operating income of $10.0 million for the third quarter of fiscal 2002.

         Interest expense in the third quarter of fiscal 2003 decreased $1.5 million to $7.1 million from $8.6 million in the third quarter of fiscal 2002. The decrease is due to the impact of a lower average interest rate and lower average borrowings. During the third quarter we repurchased, in the open market, $7.4 million of our 10-3/8% subordinated notes at a purchase price of approximately 4.7% over par. The premium we paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges, totaling $0.5 million pre-tax, $0.3 million after-tax or $0.02 per share, was written off during the third quarter. These charges were recorded in SG&A expense. Average borrowings for the third quarter of fiscal 2003 decreased $54 million, to $173 million from $227 million in the prior year third quarter. The decrease in average borrowings is due to improved operating performance, as well as a reduction in average working capital of $20 million year-over-year.

         Our effective income tax rate of 38.0% for the third quarter of fiscal 2003 was consistent with the rate for the third quarter of fiscal 2002.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

         Net sales for the first three quarters of fiscal 2003 increased 7.8%, or $84.1 million, to $1,156.2 million from $1,072.1 million in the prior year. Same-store sales increased 9.0% for the fiscal 2003 third quarter year-to-date compared with a same-store sales increase of 5.2% for the same period in the prior year. Same-store sales generated substantially all of the overall sales increase, as we operated 33 fewer stores at the end of the third quarter this year than a year ago.

         By store format, our same-store sales performance for traditional stores increased 8.9% year-to-date, with approximately 80% of the increase coming from average ticket and the balance from an increase in customer count. Same-store sales for superstores, which accounted for 25% of total revenues year-to-date, increased 9.5% year-to-date with the increase split evenly between higher average ticket and increased customer traffic. We attribute the improvement in same-store sales to improved merchandising initiatives as well as an improved inventory in-stock position on key basic items and advertised items in our stores, as well as strong sales trends in our sewing and home decor businesses.

         As a percent of net sales, gross margin was 47.6% for the third quarter year-to-date of fiscal 2003 compared with 44.4% for the third quarter year-to-date of fiscal 2002, an increase of 320 basis points. This increase was driven by higher realized selling margins in a majority of our product categories due to improved merchandising initiatives, the non-recurring impact of clearance sales recorded at zero margin during the prior year from our SKU Reduction Initiative ($30.0 million of sales in the prior year), as well as improvements in store shrink rates. Approximately 140 basis points of the improvement related to the non-recurring impact of the clearance sales, while improvement in the store shrink rate accounted for another 140 basis points.

         SG&A expenses were $471.1 million for the third quarter year-to-date of fiscal 2003 versus $455.2 million in the same period of the prior year. As a percentage of sales, SG&A expenses decreased 170 basis points to 40.7% of net sales versus 42.5% of net sales for the same period of fiscal 2002. This decrease was due to positive expense leverage realized primarily in store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

         Depreciation and amortization expense in the third quarter year-to-date of fiscal 2003 decreased $2.7 million to $27.0 million from $29.7 million. This decrease is attributable to discontinuing goodwill amortization, pursuant to the adoption of SFAS No. 142, and a slowdown in our capital expenditures.

         Operating income for the third quarter year-to-date of fiscal 2003 was $51.7 million, compared to an operating loss of $9.4 million for the third quarter year-to-date of fiscal 2002.

         Interest expense in the third quarter year-to-date of fiscal 2003 decreased $4.4 million to $20.1 million from $24.5 million in the same period of fiscal 2002. The decrease is due to the impact of a lower average interest rate and lower average borrowings. During the third quarter year-to-date of fiscal 2003 we repurchased, in the open market, $27.1 million of our 10-3/8% subordinated notes at a purchase price of approximately 4.3% over par. The premium we paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges totaling $1.9 million pre-tax, $1.2 million after-tax or $0.06 per share, were written off and recorded in SG&A expense. Average borrowings for fiscal 2003 year-to-date decreased $69 million to $115 million from $184 million in the prior year. The decrease in average borrowings is due to improved operating performance, as well as a reduction in average working capital of $26 million year-over-year.

         Our effective income tax rate of 38.0% for the third quarter year-to-date of fiscal 2003 was consistent with the rate for the third quarter year-to-date of fiscal 2002.

         In the first quarter of the prior year, we entered into a new $365 million senior secured credit facility (Credit Facility). Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

         Cash, including temporary cash investments, increased $0.5 million during the first three quarters of fiscal 2003 to $21.6 million as of November 2, 2002.

         Net cash used by operating activities was $46.3 million, compared with $40.6 million in the first three quarters of fiscal 2002. Inventories, net of payables support, increased $96.6 million in the first three quarters of fiscal 2003, compared with an increase of $28.6 million in the first three quarters of the prior year. Inventory typically builds during the first three quarters of the fiscal year as we build for the peak selling season in the fourth quarter. The current year increase in inventory levels of $96.6 million represents a more normalized level of seasonal inventory build for the fourth quarter selling season. The smaller increase in the prior year is attributable to the successful execution of our plans to reduce overall inventory levels through the combination of the SKU Reduction Initiative and better utilization of the forecasting and replenishment capabilities aided by the SAP system. Inventory balances at the end of the third quarter for fiscal 2003 and 2002 totaled $483.4 million and $467.1 million, respectively.

        Net cash used for investing activities totaled $12.4 million compared with $61.5 million in the first three quarters of fiscal 2002. Capital expenditures in the first three quarters of fiscal 2003 totaled $12.4 million and related primarily to store projects. Capital expenditures in fiscal 2002 totaled $60.4 million and included approximately $40.0 million related to the unwinding of a synthetic lease facility. The synthetic lease facility was used to finance the construction of our West Coast distribution center and was replaced by the term portion of our Credit Facility.

        Capital spending for the full year fiscal 2003 is anticipated to be approximately $20 million. This capital spending level represents our lowest capital budget in six years, as we limit capital spending to focus on our previously communicated strategy of further debt reduction. We have no material commitments in connection with our planned capital expenditures.

        During the first three quarters of fiscal 2003, we opened one new superstore, we relocated three traditional stores and closed 19 smaller or under-performing traditional stores. For the balance of the year, we expect to close 23 additional stores and to convert two large traditional stores to the new superstore format. All stores closed or to be closed in the current year are store locations that were identified for closing in fiscal year 2002 as part of our turnaround plan and were included in the Store Closing Charge.

        Net cash provided by financing activities was $59.2 million compared with $113.7 million in the first three quarters of fiscal 2002, reflecting approximately a $54 million reduction in borrowings under our Credit Facility between quarters, due to our improved operating performance and continued focus on working capital management. We expect to reduce our year-end debt levels at the end of fiscal 2003 by approximately $50 million from our year-end fiscal 2002 levels of $223.7 million.

BUSINESS OUTLOOK

         We expect to generate between $2.00 to $2.10 in net income per diluted share in fiscal 2003. This earnings per share guidance is predicated upon approximately 20.2 million fully diluted shares outstanding. We raised our earlier provided guidance due to our third-quarter performance and a reduction in our estimated shares outstanding. Same-store sales growth is expected to approximate 2-3% for the fourth quarter.

         Much more difficult same-store sales comparisons exist in the fourth quarter than earlier this fiscal year (last year's same-store sales increased 7.4% in the fourth quarter). The fourth quarter performance last year benefited from mild weather and six additional selling days between Thanksgiving and Christmas. Last year, virtually no store days were lost due to inclement winter weather.

         The operating margin rate is expected to be flat or slightly down for the fourth quarter versus last year. We do not expect any improvement in gross margin rate; in fact, we may experience some rate pressure if the retail environment continues to become increasingly competitive. In addition, with a lower store count and a modest same-store sales increase expected for the fourth quarter, we do not expect to achieve any leverage in our SG&A expense rate in the quarter.

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

        We believe that inflation has not had a significant effect on net sales or net income. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. We are subject to risk resulting from interest rate fluctuations, as interest on our credit facility is based on variable rates. Our objective in managing our interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of our variable-rate exposures to fixed interest rates (See Note 4 - Fair Value of Derivative Financial Instruments).

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date this Form 10-Q was filed with the Securities and Exchange Commission, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer along with the Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c and 15d-14c). Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic reports filed with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

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

                                        JO-ANN STORES, INC.

DATE:  December 17, 2002                /s/ Alan Rosskamm
                                        -----------------
                                        Alan Rosskamm,
                                        President and Chief Executive Officer

                                        /s/ Brian P. Carney
                                        -------------------
                                        Brian P. Carney,
                                        Executive Vice President and Chief
                                        Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan Rosskamm, certify that:

      1. I have reviewed this Quarterly Report on Form 10-Q of Jo-Ann Stores, Inc. (the "Registrant");

      2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

            b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

            c) Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 17, 2002


                                        /s/ Alan Rosskamm
                                        Alan Rosskamm,
                                        President and Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Brian P. Carney, certify that:

      1. I have reviewed this Quarterly Report on Form 10-Q of Jo-Ann Stores, Inc. (the "Registrant");

      2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

            b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

            c) Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 17, 2002


                                        /s/ Brian P. Carney
                                        Brian P. Carney,
                                        Executive Vice President and Chief
                                        Financial Officer