Form 10-K
period 2003-02-01
JO-ANN STORES INC
filed 2003-05-02
CIK 34151

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

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of August 2, 2002 was $409.2 million.

     The number of shares outstanding, as of April 11, 2003, of the registrant's Class A Common Stock was 10,423,700 and of the registrant's Class B Common Stock was 9,414,171.

     Documents incorporated by reference:

     Portions of the following documents are incorporated by reference:

          Proxy Statement for 2003 Annual Meeting of Shareholders -- Items 10, 11 and 12 of Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Except as otherwise stated, the information contained in this report is given as of February 1, 2003, the end of our latest fiscal year. The words "Jo-Ann Stores, Inc.," "Jo-Ann Stores," "Jo-Ann Fabrics and Crafts," "Jo-Ann etc," "Registrant," "Company," "we," "our," and "us" refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2003 refers to the period ended February 1, 2003).

ITEM 1. BUSINESS

     We are the nation's largest fabric and craft specialty retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise from fabrics and notions used in crafting, quilting, apparel sewing, and home decorating projects, to craft components, artificial and dried flowers, and finished seasonal merchandise. As of February 1, 2003, we operated 919 stores in 48 states (847 traditional stores and 72 superstores).

     Our traditional stores average 14,400 square feet. Net sales per traditional store were approximately $1.4 million in fiscal 2003. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores average 45,400 square feet and in fiscal 2003, on a per-store basis, averaged $6.0 million in net sales per superstore or generated more than four times the revenue and approximately 30 percent higher sales per square foot than our traditional stores. We believe our superstores, which accounted for 25 percent of total fiscal 2003 net sales, present opportunities for future growth.

     Over the past five years, we have invested heavily in our infrastructure, primarily in the areas of superstore growth and systems and logistics. Although this infrastructure spending resulted in higher debt levels and interest expense, it was required in order to improve our operating efficiency and to build the necessary platform for continued store growth. Major capital expenditures during this period included:

     - implementation of our fully integrated enterprise-wide system ("SAP Retail") - completed in fiscal 2001;

     - construction and opening of our Visalia, California distribution center, our second owned distribution center, completed in fiscal 2002; and

     - the opening of 65 of our 72 superstores.

     In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail, impacting our ability to stay in stock on key basic products while, at the same time, being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered.

     As a result of our SAP Retail implementation issues, coupled with the increased debt levels and a decline in our operating margins, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. At the end of fiscal 2001, we announced the implementation of a three-year turnaround plan (the "Turnaround Plan"). A number of charges were taken during fiscal 2001 and 2002 related to the Turnaround Plan.

     During fiscal 2002 and 2003, the Company made significant strides in executing its Turnaround Plan and improving its operations. In fact, in the two years since the announcement of the Turnaround Plan, we have exceeded all of the financial goals we had established for the original three-year plan. In fiscal 2003, we achieved record earnings and have reduced debt levels, net of cash, to approximately $100 million, our lowest level in five years, as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS STRATEGY

     As we complete our Turnaround Plan in fiscal 2004, we intend to further improve our operating performance by growing same-store sales, improving gross margins, and reducing interest expense through further debt reduction. Key elements of this business strategy are:

     Grow Same-Store Sales. Both our traditional stores and superstores present opportunities to improve same-store sales. Our focus in this effort is maintaining improved inventory in-stocks, improved retail advertising, merchandise driven initiatives and store optimization. SAP Retail, together with our improved distribution network structure, is providing excellent tools to accomplish these goals. The past year demonstrated that as in-stocks improve, we are able to consistently supply the desired merchandise and our customers respond favorably. We have significant opportunity to continue to leverage improvements as we refine our operations going forward. The superstore, in particular, has become a more significant component of our business, generating 25 percent of total net sales in fiscal 2003. We believe there is substantial same-store sales growth opportunities to be achieved as we market and merchandise the superstore concept more effectively.

     Superstore Growth. Our strategy is to roll out our refined superstore format across the nation. Based on our research, we believe that our superstore is a "breakthrough" concept. Our research has demonstrated that our customers actually have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our 35,000 square foot superstore will give us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection - of sewing, crafting, framing, seasonal, floral and home accessories
- all under one roof. In locations where we close a traditional store and replace it with a superstore, we generate an average sales increase in the first year of more than 300 percent. We have planned approximately 20 store openings for fiscal 2004, the majority of which will be superstores.

     Improve Gross Margins. We believe we can improve gross margins by refining supply chain management and merchandising in our stores. We continually examine our product sourcing opportunities to improve our partnerships with our vendors or source through different channels. Further, SAP Retail has provided substantial flexibility in assessing product performance and we measure all of our product utilizing gross margin return on investment ("GMROI"). This process enables us to improve our product selection in our store inventory mix and allows us to reduce the level of non-performing product. SAP Retail also provides the flexibility to target specific SKU item performance and placement in the locations where maximum results can be obtained. We also believe we have further opportunities to reduce store shrink expense.

     Reduce Interest Expense Through Debt Reduction. Our debt-to-capitalization ratio at February 1, 2003 was 36.0 percent. Debt, net of cash, to capitalization ratio at February 1, 2003 was 22.0 percent. This is significantly lower than our debt-to-capitalization ratio at the end of fiscal 2002 of 49.0 percent. We are focused on operational performance improvements and the generation of cash flow for continued debt reduction as we return to new store growth. We have set a debt-to-capitalization ratio goal of approximately 20 percent for fiscal 2004 and we believe that level can be maintained while growing our store base. Improved inventory productivity contributed to the debt reduction we achieved in fiscal 2003, and we believe additional opportunity exists to improve inventory turns and grow our sales base without necessarily increasing our inventory investment.

STORES

     The following table shows our stores by type and state at February 1, 2003:

                       TRADITIONAL   SUPERSTORE   TOTAL
                       -----------   ----------   -----
Alabama..............        2           --          2
Alaska...............        5           --          5
Arizona..............       14            4         18
Arkansas.............        3           --          3
California...........       97            6        103
Colorado.............       14           --         14
Connecticut..........       15            2         17
Delaware.............        3           --          3
Florida..............       51            6         57
Georgia..............        9            6         15
Idaho................        9           --          9
Illinois.............       42           --         42
Indiana..............       27            2         29
Iowa.................       11           --         11
Kansas...............        8            1          9
Kentucky.............        5           --          5
Louisiana............        7           --          7
Maine................        5           --          5
Maryland.............       20            3         23
Massachusetts........       24           --         24
Michigan.............       46           10         56
Minnesota............       17            5         22
Missouri.............       12            1         13
Montana..............        7           --          7

                       TRADITIONAL   SUPERSTORE   TOTAL
                       -----------   ----------   -----
Nebraska.............        6           --          6
Nevada...............        4            2          6
New Hampshire........        8           --          8
New Jersey...........       16           --         16
New Mexico...........        6           --          6
New York.............       38            7         45
North Carolina.......        9           --          9
North Dakota.........        4           --          4
Ohio.................       58           10         68
Oklahoma.............        5           --          5
Oregon...............       26           --         26
Pennsylvania.........       51            1         52
Rhode Island.........        2           --          2
South Carolina.......        2           --          2
South Dakota.........        2           --          2
Tennessee............        2            3          5
Texas................       54           --         54
Utah.................       13           --         13
Vermont..............        4           --          4
Virginia.............       22           --         22
Washington...........       34            3         37
West Virginia........        5           --          5
Wisconsin............       22           --         22
Wyoming..............        1           --          1
                           ---           --        ---
Total................      847           72        919
                           ===           ==        ===

     The following table reflects the number of stores opened, expanded or relocated, closed and acquired during each of the past five fiscal years (square footage in thousands):

                                                          STORES IN
   FISCAL     STORES   EXPANDED OR   STORES    STORES    OPERATION AT   SQUARE
    YEAR      OPENED    RELOCATED    CLOSED   ACQUIRED     YEAR-END     FOOTAGE
   ------     ------   -----------   ------   --------   ------------   -------
    1999        31         26         (47)      171(1)      1,058       15,270
    2000        29         22         (61)       --         1,026       15,642
    2001        18          9         (37)       --         1,007       16,068
    2002        12         10         (60)       --           959       15,897
    2003         3          6         (43)       --           919       15,435

---------------

(1) In April 1998, we completed a merger with House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. Of the 261 stores acquired, 90 stores were consolidated with existing traditional stores. As a result, 171 net new units were added to the store base.

     Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2003, we opened one superstore. Our average net opening cost of a superstore is $2.1 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Also during fiscal 2003, we opened two traditional stores, with an average square footage of approximately 20,000 square feet. Our average net opening cost of a traditional store is $1.0 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.

     During fiscal 2004, we expect to open 20 new stores, the majority of which will be superstores, relocate five traditional stores to the new superstore format, and close approximately 40 traditional stores, approximately half of which are related to the superstore openings. We have committed to leases for 21 of the 25 planned projects.

PRODUCT SELECTION

     The following table shows our net sales by principal product line as a percentage of total net sales:

                                                     FISCAL YEAR ENDED
                                          ---------------------------------------
                                          FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                             2003          2002          2001
                                          -----------   -----------   -----------
Principal product lines:
  Softlines.............................       63%           64%           63%
  Hardlines and seasonal................       37%           36%           37%
                                              ---           ---           ---
     Total..............................      100%          100%          100%
                                              ===           ===           ===

Softlines

     We offer a broad and comprehensive assortment of fabrics in both our traditional and superstore formats. These fabrics are merchandised by end use much like a department store and are sourced from throughout the world to offer our customer a combination of unique design, fashion forward trends, and value. Our assortments feature a combination of national brands, designer labels, as well as several proprietary brands such as our "signature series". Our stores are organized in the following categories for the convenience of the sewer:

     - fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

     - special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

     - craft fabrics, used primarily in the construction of quilts, craft and seasonal projects for the home;

     - juvenile designs for the construction of garments as well as blankets and decor accessories;

     - special-buy or fabrics representing extreme values for our customer;

     - home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings. In addition to the in-store assortment, we offer a special order capability for additional designs;

     - a wide array of notions, which represent items incidental to sewing-related projects -- including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons as well as the patterns necessary for most sewing projects.

     - sewing-related accessories including lighting, organizers, and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Hardlines and Seasonal

     Our company offers a broad assortment of hardlines merchandise for the creative enthusiast. Our superstores offer the complete array of categories while our traditional stores, due to their smaller size, merchandise edited assortments, and in some cases, stock only those assortments necessary to serve our core customer. We offer the following hardline selections:

     - papercrafting components, such as albums, papers, stickers, stamps, and books used in the popular home based activities of scrapbooking and card making;

     - craft materials, including items used for stenciling, jewelry making, woodworking, wall decor, and kids crafting;

     - brand-name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

     - yarn and accessories as well as needlecraft kits and supplies;

     - a comprehensive assortment of books and magazines to provide inspiration for our customer;

     - framed art, photo albums and ready-made frames and, in superstores, full service framing departments with picture framing materials, including custom frames, mat boards, glass, backing materials and related supplies;

     - floral products, including artificial flowers, dried flowers, artificial plants sold separately or in ready-made and custom floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

     - home decor accessories including baskets, candles and accent collections designed to complement our home decor fashions.

     In addition to the basic categories described above, our stores regularly feature seasonal products, which complement our core merchandising strategy. Our seasonal offering spans all product lines and includes decorations, gifts and supplies that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. We own several private label seasonal brands including the "Cottontale Collection," "Spooky Hollow" and "Santa's Workbench." A large percentage of our seasonal assortments represent product designed exclusively for us.

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

     During fiscal 2003, 49 percent of superstore net sales were derived from softlines and 51 percent from hardlines. Conversely, during fiscal 2003, 68 percent of traditional store net sales were derived from softlines and 32 percent from hardlines.

MARKETING

     Our proprietary mailing list includes more than three million preferred customers who have shopped with us in the past year. This allows us to efficiently segment and reach our target market. Through our national advertising campaign and proprietary mailing list, we believe that we are able to create high impact, low cost marketing campaigns. We focus our advertising on direct mail circulars for our traditional stores. For our superstores, we supplement our direct mail advertising program with newspaper insert advertising. Our circulars and newspaper inserts feature numerous products offered at competitive prices and emphasize the wide selection of merchandise available in our stores.

     In our efforts to market the Jo-Ann Stores concept we also focus on developing long-term relationships with our customers. These efforts include providing knowledge and inspiration in-store through classes, demonstrations and project sheets. This inspiration is also reinforced in our magazine and other collateral marketing tactics.

     We also reach our customers through our relationship with IdeaForest, an on-line site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. We provide product to the site, with customer fulfillment and service being handled by IdeaForest.

PURCHASING

     We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2003, approximately 73 percent of our purchases were sourced domestically and 27 percent were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represent more than three percent of our annual purchase volume and the top ten suppliers represent less than 20 percent of our total annual purchase volume. We currently utilize approximately 900 merchandise suppliers, with the top 200 representing more than 80 percent of our purchasing volume.

LOGISTICS

     At the end of fiscal 2003, we operated two owned distribution centers which ship products to all of our stores on a weekly basis. Based on purchase dollars, approximately 82 percent of the products in our stores are shipped through our distribution center network, with the remaining 18 percent of our purchases shipped directly from our suppliers to our stores. Our primary distribution center facility is located in Hudson, Ohio and supplies product to approximately two-thirds of our store base and our Visalia, California distribution center, which opened in April 2001, services the remaining one-third of our store base.

     We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 90 percent of our store base. For the remaining 10 percent of our chain, we transport product to the stores using less than truckload carriers or through 3 regional "hubs" where it is crossdocked for local delivery. We do not own either the regional hubs or the local delivery vehicles.

STORE OPERATIONS

     Site Selection. We believe that our store locations are integral to our success. Sites are selected through a coordinated effort of our real estate and operations management teams. In evaluating the desirability of a potential store site, we consider both market demographics and site-specific criteria. Market demographic criteria that we consider important include total population, number of households, median household income, percentage of home ownership versus rental, and historical and projected population growth over a ten-year period. Site-specific criteria that we consider important include rental terms, our position within the strip shopping center, size of the location, age of the shopping center, co-tenants, proximity to highway access, traffic patterns and ease of entry from the major roadways framing the strip location.

     Our expansion strategy is to give priority to adding stores in existing markets in order to create economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that there are attractive opportunities in most of our existing markets and numerous new markets.

     Costs of Opening Stores. We employ standard operating procedures that allow us to efficiently open new stores and integrate them into our information and distribution systems. We develop a standardized floor plan, inventory layout, and marketing program for each new store we open. We typically open new stores during the period from February through October to minimize disruption to our business and maximize sales during our peak Christmas selling season.

     Store Management. Traditional stores generally have four full-time team members and 10 to 15 part-time team members, while superstores typically have approximately 15 full-time team members and 35 to 40 part-time team members. Store team leaders are compensated with a base salary plus a bonus which is tied to quarterly store sales, customer satisfaction survey results, store shrink rates and annual store profit.

     Traditional store team leaders are typically promoted from a group of top performing sales team members, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leaders have primarily been staffed with individuals from outside the Company who have previous experience in managing "big-box" retail concepts.

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

INFORMATION TECHNOLOGY

     We believe we employ industry leading information technology in our stores. Our point of sale register transactions are polled nightly and our point of sale system interfaces with both our financial and merchandising systems. We utilize point of sale registers and scanning devices to record the sale of product at a SKU level at the stores. We also utilize handheld radio frequency terminals for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. In the past year, we installed broadband communication and new store controllers in all of our traditional stores. The entire chain has now been upgraded with this technology, resulting in a greatly enhanced customer checkout experience and a better platform to further automate internal store communications.

     Information obtained from item-level scanning through our point of sale system enables us to identify important trends to assist in managing inventory by facilitating the elimination of less profitable SKUs, increasing the in-stock level of more popular SKUs, analyzing product margins and generating data for advertising cost/benefit evaluations. We also believe that our point of sale system allows us to provide better customer service by increasing the speed and accuracy of register check out, enabling us to more rapidly re-stock merchandise and efficiently re-price sale items.

     In March 2000, we went live on SAP Retail. The completion of the retail portion of this project merged all of our financial, merchandise, and retail systems and linked business processes on a single software platform. The total cost of SAP Retail was approximately $33.0 million and is being amortized over five years. We experienced operating difficulties stemming from the implementation of SAP Retail, as discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations. During fiscal year 2002, we stabilized operations under SAP Retail and the system is now being used to fine tune our processes. In-stock positions and inventory turns have significantly improved, primarily driven by our auto-replenishment and the improved inventory management capabilities.

STATUS OF PRODUCT OR LINE OF BUSINESS

     During fiscal 2003, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

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

CUSTOMER BASE

     We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2003, no one store accounted for more than one percent of our total net sales.

BACKLOG OF ORDERS

     We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.

COMPETITIVE CONDITIONS

     We are the largest national category-dominant specialty retailer serving the retail sewing and crafting industry. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We compete on the basis of product assortment, price, convenience and customer service. We believe the combination of our product assortment, customer service emphasis, systems technology and frequent advertising provides us with a competitive advantage.

     We have two national competitors in the fabric and craft specialty retail industry, one in the fabric segment and one in the craft segment of the industry, with the balance of the competitors being regional and local operators. We believe that there are only a few competitors with fabric or crafts sales exceeding $200 million annually. We believe that we have several advantages over most of our smaller competitors, including:

     - purchasing power;

     - ability to support efficient nationwide distribution; and

     - the financial resources to execute our strategy and capital investment needs going forward.

RESEARCH AND DEVELOPMENT

     During the three fiscal years ended February 1, 2003, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

ENVIRONMENTAL DISCLOSURE

     We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

EMPLOYEES

     As of February 1, 2003, we had approximately 21,200 full and part-time employees, of which 19,700 worked in our stores, 400 were employed in our Hudson distribution center, 200 were employed in our Visalia distribution center and the balance were located at our store support center. The number of part-time employees is substantially higher during the Christmas selling season. We believe our employee turnover is below average for retailers primarily because our stores are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since over 70 percent of our employees work part-time.

     The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires in May 2004. We believe that our relations with our employees and the union are good.

FOREIGN OPERATIONS AND EXPORT SALES

     In fiscal 2003, we purchased approximately 27 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in Hong Kong, China, and Taiwan. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. If we underestimate consumer demand, we may not be able to fully satisfy our customers on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a longer period of time or to reduce selling prices in order to clear excess inventory at the end of a selling season. We do not have long-term contracts with any manufacturers.

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

OTHER AVAILABLE INFORMATION

     We also make available, free of charge, on our Internet website at www.joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934 as soon as reasonably practicable after we file such material, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Our store support center and Hudson distribution center are located in a
1.4 million square foot facility on 105 acres in Hudson, Ohio. We own both the facility and the real estate. The distribution center occupies 1.0 million square feet and the remainder is used as our store support center, a superstore, and office space we lease to another tenant. In addition, we own 77 acres of land adjacent to our Hudson, Ohio facility.

     During January 2001, we completed construction of a 630,000 square foot distribution center located on an 80-acre site in Visalia, California. We own both the facility and the real estate.

     The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10-15 years and renewal options generally ranging from 5-20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year ended February 1, 2003, we incurred $143.0 million of rental expense, including common area maintenance, taxes and insurance for store locations.

     As of February 1, 2003, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

                                                               NUMBER OF
YEAR LEASE TERMS EXPIRE                                       STORE LEASES
-----------------------                                       ------------
Month-to-month..............................................       11
2004........................................................       20
2005........................................................       29
2006........................................................       24
2007........................................................       31
2008........................................................       29
Thereafter..................................................      774
                                                                  ---
          Total.............................................      918
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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is set forth pursuant to Item 401(b) of Regulation S-K.

     Our executive officers are as follows:

NAME                                       AGE                    POSITION
----                                       ---                    --------
Alan Rosskamm............................  53     Chairman of the Board, President and
                                                  Chief Executive Officer
Dave Bolen...............................  51     Executive Vice President, Merchandising,
                                                  Marketing and Logistics
Brian Carney.............................  42     Executive Vice President, Chief Financial
                                                  Officer
Michael Edwards..........................  42     Executive Vice President, Operations
Valerie Gentile Sachs....................  47     Executive Vice President, General Counsel
                                                  and Secretary
Rosalind Thompson........................  53     Executive Vice President, Human Resources

     Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our Company for more than five years. He is a member of one of the two founding families of our Company and has been employed by us since 1978. Mr. Rosskamm is the son of Betty Rosskamm. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women's apparel retailer.

     Dave Bolen has been Executive Vice President, Merchandising, Marketing and Logistics of our Company since March 2001. He was Executive Vice President, Stores and Business Development from August 1997 to March 2001 and Senior Vice President, General Manager Jo-Ann etc from March 1997 to August 1997. Prior to joining our Company, he was Executive Vice President-Operations of Michaels Stores, Inc., a national craft retailer, from July 1994 to August 1996.

     Brian Carney has been Executive Vice President, Chief Financial Officer of our Company for more than five years. Prior to joining our Company, he was Senior Vice President-Finance from May 1996 to August 1997, and Vice President and Controller from June 1992 to May 1996, of Revco D.S., Inc., a retail drugstore chain (acquired by CVS Corporation in 1997).

     Michael Edwards has been Executive Vice President, Operations of our Company since April 2001. Prior to joining our Company, he was Executive Vice President, Merchandising and Chief Marketing Officer of West Marine, Inc., a specialty retailer of boating supplies from June 1999 to March 2001. He was Vice President, General Merchandise Manager of Golfsmith LP, a retailer of golf equipment from September 1998 to May 1999. Prior to that, Mr. Edwards was with CompUSA, a retailer of computer-related products, from 1990 to 1998 where he served as Senior Vice President of Merchandising and Operations during his tenure. Mr. Edwards was also a Director and Chairman of the Board of iGo Corporation, a mobile technology products parts provider, from October 1999 to January 2001.

     Valerie Gentile Sachs has been Executive Vice President, General Counsel and Secretary of our Company since January 2003. Prior to joining our Company she was the General Counsel of Marconi plc, of London, England, global company serving the communications industry, from March 2002. Previously she was Executive Vice President and General Counsel from April 2001 to March 2002, and Vice President and General Counsel from November 2000 to April 2001 of Marconi Communications, Inc., the operating company for Marconi in the Americas. From December 1997 to November 2000 she was Vice President, General Counsel and Secretary for

RELTEC Corporation, a network equipment and network services provider, RELTEC Corporation went public in March 1998 and was acquired by Marconi in April 1999.

     Rosalind Thompson has been Executive Vice President, Human Resources of our Company since December 1999. She was previously Senior Vice President, Human Resources from March 1992 to December 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Class A and Class B common shares are traded on the New York Stock Exchange under the ticker symbols JAS.a and JAS.b, respectively. The number of Class A and Class B common shareholders of record as of April 11, 2003 were 675 and 584, respectively.

     The quarterly high and low closing stock prices for fiscal 2003 and 2002 are presented in the table below:

                                                    CLASS A             CLASS B
                                                  COMMON STOCK        COMMON STOCK
                                                ----------------    ----------------
                                                 HIGH      LOW       HIGH      LOW
                                                 ----      ---       ----      ---
Fiscal 2003:
February 1, 2003..............................  $26.85    $21.81    $22.85    $18.19
November 2, 2002..............................   33.75     23.35     26.69     18.32
August 3, 2002................................   29.25     19.15     21.50     14.50
May 4, 2002...................................   20.34     10.70     17.30      9.15

Fiscal 2002:
February 2, 2002..............................  $11.10    $ 3.90    $ 9.30    $ 2.25
November 3, 2001..............................    5.81      4.25      3.80      2.50
August 4, 2001................................    4.95      3.95      3.25      2.25
May 5, 2001...................................    5.60      3.90      4.75      2.83

     The Company did not pay dividends on its common stock during fiscal 2003 and fiscal 2002. The Company's dividend policy has been to retain earnings for the operation and growth of its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.

     See Part III, Item 12 for a description of our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected financial data for each of the ten years ending February 1, 2003. The selected financial data was derived from the audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and other financial data that we have filed with the Securities and Exchange Commission. The Company presents earnings before interest, taxes, depreciation and amortization ("EBITDA") because management believes that EBITDA could be useful for investors in assessing our operating performance and our performance relative to our financial obligations. Additionally, EBITDA is a measure commonly used and referred to by financial analysts because of its usefulness in evaluating operating performance. EBITDA is a non-GAAP financial measurement and should not be considered in isolation or as a substitute for other measures of performance. Additionally, EBITDA may not be comparable to financial data as defined or used by other companies. We have included a reconciliation of our reported net income to EBITDA at the bottom of the table.

                                                              FISCAL YEAR ENDED
                    ------------------------------------------------------------------------------------------------------
                     FEB 1,     FEB 2,     FEB 3,    JAN 29,    JAN 30,    JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,
                      2003       2002     2001(A)      2000       1999      1998     1997(A)    1996      1995      1994
                    --------   --------   --------   --------   --------   -------   -------   -------   -------   -------
                                            (Dollars in millions, except earnings per share data)
OPERATING RESULTS:
Net sales.........  $1,682.0   $1,570.3   $1,483.3   $1,381.5   $1,242.9   $ 975.0   $ 929.0   $ 834.6   $ 677.3   $ 582.1
Total net sales
 percentage
 Increase.........       7.1%       5.9%       7.4%      11.2%      27.5%      5.0%     11.3%     23.2%     16.4%      1.4%
Same-store sales
 percentage
 increase (b).....       8.4%       5.9%       1.3%       4.5%       3.5%      3.8%      7.5%      3.0%      1.0%     (4.4)%
Gross margin......     777.5      693.1      645.1      633.2      564.0     441.5     412.1     378.5     299.3     251.6
Selling, general
 and
 administrative
 expenses.........     642.9      644.2      589.2      533.8      476.7     363.1     340.9     319.9     257.2     223.4
Depreciation and
 amortization.....      36.1       39.3       38.3       32.0       27.7      21.7      21.2      18.2      14.0      12.0
                    ------------------------------------------------------------------------------------------------------
Operating
 profit...........      98.5        9.6       17.6       67.4       34.5      56.7      50.0      40.4      28.1      16.2
Operating profit
 percent of net
 sales............       5.9%       0.6%       1.2%       4.9%       2.8%      5.8%      5.4%      4.8%      4.1%      2.8%
Net income
 (loss)...........  $   44.9   $  (14.9)  $  (13.6)  $   25.6   $   13.4   $  30.6   $  24.6   $  17.8   $  12.1   $   1.9
Net income percent
 of net sales.....       2.7%      (0.9)%     (0.9)%      1.9%       1.1%      3.1%      2.6%      2.1%      1.8%      0.3%
EBITDA............  $  134.6   $   48.9   $   55.9   $   99.4   $   62.2   $  78.4   $  71.2   $  58.6   $  42.1   $  28.2
EBITDA percent of
 net sales........       8.0%       3.1%       3.8%       7.2%       5.0%      8.0%      7.7%      7.0%      6.2%      4.8%
PER SHARE DATA
 (C):
Net income (loss)
 - diluted........  $   2.23   $  (0.81)  $  (0.75)  $   1.38   $   0.67   $  1.59   $  1.26   $  0.91   $  0.65   $  0.35
Average shares
 outstanding -
 diluted
 (000's)..........    20,106     18,444     18,041     18,583     19,904    20,592    21,216    19,293    18,749    18,877
                    ------------------------------------------------------------------------------------------------------
FINANCIAL
 POSITION:
Cash..............  $   63.2   $   21.1   $   17.5   $   21.4   $   20.4   $  14.8   $  12.6   $  11.6   $  21.9   $   7.7
Inventories.......     363.1      369.0      451.0      442.5      404.0     278.9     280.6     322.6     274.7     223.8
Current assets....     471.7      438.2      505.8      497.9      480.1     312.3     308.7     351.8     315.8     247.1
Property,
 equipment and
 leasehold
 improvements,
 net..............     190.3      210.1      190.2      194.7      164.0     110.0      94.6     102.0      84.1      75.6
Current
 liabilities......     205.8      205.4      223.5      208.1      209.2     164.8     141.2     129.2     127.5      80.2
Long-term debt....     162.9      223.7      240.0      245.2      182.5      24.7      72.1     155.5     127.0     102.5
Shareholders'
 equity...........     289.4      232.8      248.8      259.4      249.0     231.1     189.8     171.4     151.8     148.4
PER SHARE DATA
 (C):
Book value (d)....  $  14.81   $  12.49   $  13.67   $  14.54   $  13.10   $ 12.31   $ 10.59   $  9.27   $  8.25   $  8.16
Shares
 outstanding, net
 of treasury
 shares (000's)...    19,543     18,632     18,207     17,845     19,012    18,767    17,921    18,486    18,398    18,194
                    ------------------------------------------------------------------------------------------------------

                                                                       FISCAL YEAR ENDED
                             ------------------------------------------------------------------------------------------------------
                              FEB 1,     FEB 2,     FEB 3,    JAN 29,    JAN 30,    JAN 31,   FEB 1,    JAN 27,   JAN 28,   JAN 29,
                               2003       2002     2001(A)      2000       1999      1998     1997(A)    1996      1995      1994
                             --------   --------   --------   --------   --------   -------   -------   -------   -------   -------
                                                     (Dollars in millions, except earnings per share data)
OTHER FINANCIAL
 INFORMATION:
Return on average equity
 (e).......................      17.2%      (6.2)%     (5.4)%     10.1%       5.6%     14.5%     13.6%     11.0%      8.1%      1.3%
Capital expenditures.......  $   22.7   $   66.5   $   35.9   $   67.4   $   75.1   $  36.6   $  13.2   $  34.7   $  11.7   $   8.5
Long-term debt to total
 capitalization............      36.0%      49.0%      49.1%      48.6%      42.3%      9.7%     27.5%     47.6%     45.6%     40.9%
                             ------------------------------------------------------------------------------------------------------
STORE COUNT:
Traditional stores.........       847        889        949        984      1,034       896       913       935       964       655
Superstores................        72         70         58         42         24         7         1         1        --        --
                             ------------------------------------------------------------------------------------------------------
Total......................       919        959      1,007      1,026      1,058       903       914       936       964       655
                             ======================================================================================================
STORE SQUARE FOOTAGE
 (000'S)
Traditional stores.........    12,165     12,684     13,381     13,685     14,144    11,794    11,566    11,476    11,424     7,481
Superstores................     3,270      3,213      2,687      1,957      1,126       325        46        46        --        --
                             ------------------------------------------------------------------------------------------------------
Total......................    15,435     15,897     16,068     15,642     15,270    12,119    11,612    11,522    11,424     7,481
                             ======================================================================================================
EBITDA RECONCILIATION:
Net income (loss)..........  $   44.9   $  (14.9)  $  (13.6)  $   25.6   $   13.4   $  30.6   $  24.6   $  17.8   $  12.1   $   1.9
Income tax provision
 (benefit).................      27.6       (8.8)      (4.3)      15.6        8.6      19.1      14.8      10.6       7.6       3.9
Depreciation and
 amortization..............      36.1       39.3       38.3       32.0       27.7      21.7      21.2      18.2      14.0      12.0
Interest expense, net......      26.0       32.7       29.0       26.2       12.5       5.9      10.6      12.0       8.4       5.6
Losses from extraordinary
 items/discontinued
 operations................        --        0.6         --         --         --       1.1        --        --        --       4.8
Equity and asset impairment
 losses of minority
 investment................        --         --        6.5         --         --        --        --        --        --        --
                             ------------------------------------------------------------------------------------------------------
EBITDA.....................  $  134.6   $   48.9   $   55.9   $   99.4   $   62.2   $  78.4   $  71.2   $  58.6   $  42.1   $  28.2
                             ======================================================================================================

---------------

(a) 53-week year.

(b) Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store's opening. In conjunction with the expansion or relocation of our stores, we exclude the net sales results from these stores in our same-store sales calculation until the first day of the first month following the one year anniversary of its expansion or relocation. Further, in a 53 week year, net sales are compared to the comparable 53 weeks of the prior period.

(c) The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share", and the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.

(d) Book value is calculated by dividing shareholders' equity by shares outstanding, net of treasury shares.

(e) Return on average equity is calculated by dividing net income by the average of the Company shareholders' equity as of the beginning and end of its current fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K.

     We are the nation's largest fabric and craft specialty retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise from fabrics and notions used in crafting, quilting, apparel sewing, and home decorating projects, to craft components, artificial and dried flowers, and finished seasonal merchandise. As of February 1, 2003, we operated 919 stores in 48 states (847 traditional stores and 72 superstores).

     Our traditional stores average 14,400 square feet. Net sales per traditional store average $1.4 million. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores average 45,400 square feet and in fiscal 2003, on a per-store basis, averaged $6.0 million in net sales per superstore or generated more than four times the revenue and approximately 30% higher sales per square foot than our traditional stores. We believe our superstores, which accounted for 25% of fiscal 2003 net sales, present opportunities for future growth.

     Over the past five years, we have invested heavily in our infrastructure, primarily in the areas of superstore growth and systems and logistics. Although this infrastructure spending resulted in higher debt levels and interest expense, it was required in order to improve our operating efficiency and to build the necessary platform for continued growth. Major capital expenditures during this period included:

     - implementation of our fully integrated enterprise-wide system ("SAP Retail") - completed in fiscal 2001;

     - construction and opening of our Visalia, California distribution center, our second owned distribution center, completed in fiscal 2002; and

     - the opening of 65 of our 72 superstores.

     In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail, negatively impacting our ability to stay in stock on key basic products while, at the same time, being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered.

     As a result of the SAP Retail implementation issues, coupled with the increased debt levels and a decline in our operating margins, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. At the end of fiscal 2001, we announced the implementation of our turnaround plan (the "Turnaround Plan"). A number of charges (the "Turnaround Charges") were taken during fiscal 2002 and 2001 related to the Turnaround Plan. See the discussion below under "Turnaround Charges and Litigation Settlement."

     During fiscal 2002 and 2003, the Company made significant strides in executing its Turnaround Plan and improving its operations. In fact, in the two years since the announcement of the Turnaround Plan, we have exceeded all of our financial goals we had established for the original three-year plan. In fiscal 2003, we achieved record earnings and have reduced debt levels, net of cash, to less than $100 million, our lowest level in five years.

RESULTS OF OPERATIONS

     The following table sets forth the financial information through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

                                                    PERCENTAGE OF NET SALES
                                           ------------------------------------------
                                                       FISCAL YEAR ENDED
                                           ------------------------------------------
                                           FEB 1, 2003    FEB 2, 2002    FEB 3, 2001
                                           -----------    -----------    ------------
Net sales................................     100.0%         100.0%         100.0%
Gross margin.............................      46.2%          44.1%          43.5%
Selling, general and administrative
  expenses...............................      38.2%          41.0%          39.7%
Depreciation and amortization............       2.1%           2.5%           2.6%
                                              -----          -----          -----
  Operating profit.......................       5.9%           0.6%           1.2%
                                              =====          =====          =====

COMPARISON OF THE 52 WEEKS ENDED FEBRUARY 1, 2003 AND FEBRUARY 2, 2002

     Net sales. Net sales for fiscal 2003 were $1.682 billion compared with $1.570 billion in fiscal 2002, an increase of $112.0 million, or 7.1%. Same-store sales increased 8.4% for fiscal 2003 compared with a same-store sales increase of 5.9% for the prior year. Same-store sales generated all of the overall net sales increase, as we operated 40 fewer stores at the end of fiscal 2003 than a year ago. Store square footage decreased 2.9% during the year.

     By store format, our same-store sales for traditional stores increased 8.5% for fiscal 2003 compared with a 5.1% same-store sales increase in fiscal 2002. Approximately 75% of the increase is attributable to an increase in average ticket, with the remaining 25% attributable to increased customer traffic. Same-store sales for superstores, which accounted for 25% of total revenues, increased 7.8% for fiscal 2003 compared with a 9.4% same-store sales increase in fiscal 2002. Approximately 60% of the increase is attributable to increased customer traffic, with the remainder attributable to an increase in average ticket. We attribute the improvement in same-store sales to strong industry fundamentals, improved merchandising initiatives as well as an improved inventory in-stock position on key basic items and advertised items in our stores.

     Gross margin. As you review our gross margin performance, we believe you should consider the following important information related to charges recorded in fiscal 2002 (which are discussed in further detail below under "Turnaround Charges and Litigation Settlement"):

     - During fiscal 2002, sales related to the SKU Reduction Initiative totaled $34 million, recorded at zero gross margin. This negatively impacted the fiscal 2002 gross margin rate by approximately 100 basis points (100 basis points equal one percent).

     - During fiscal 2002, $2.6 million of the $19.7 million in Turnaround Charges were recorded in cost of sales. This negatively impacted the fiscal 2002 gross margin rate by approximately 20 basis points.

     Gross margin for fiscal 2003 was $777.5 million compared with $693.1 million in fiscal 2002. As a percentage of net sales, fiscal 2003 gross margin was 46.2% compared with 44.1% in the prior year, an increase of 210 basis points. Turnaround Charges recorded in fiscal 2002 accounted for approximately 20 basis points of the improvement, while the absence of the SKU Reduction Initiative sales accounted for another 100 basis points of the improvement. The remaining margin rate improvement was largely driven by improvement in the store shrink expense rate of approximately 150 basis points. Partially offsetting this improvement were lower selling margins caused by the more challenging retail environment in the third and fourth quarters of fiscal 2003, which necessitated promotional pricing, particularly on seasonal goods, to be more aggressive versus the year earlier period.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. As you review our SG&A performance, we believe you should consider the following important information related to charges recorded in fiscal 2002 (which is discussed in further detail below under "Turnaround Charges and Litigation Settlement"):

     - During fiscal 2002, $17.1 million of the $19.7 million in Turnaround Charges were recorded in SG&A. This negatively impacted the SG&A rate by approximately 110 basis points.

     - During fiscal 2002, the settlement of certain California wage litigation resulted in a charge of $6.5 million. This negatively impacted the SG&A rate by approximately 40 basis points.

     SG&A expenses were $642.9 million for fiscal 2003 versus $644.2 million in fiscal 2002. As a percentage of sales, SG&A expenses decreased 280 basis points to 38.2% of net sales versus 41.0% of net sales for fiscal 2002. The Turnaround Charges recorded in fiscal 2002 discussed above accounted for 150 basis points of the improvement. The remaining rate improvement was due to positive expense leverage realized primarily in store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2003 decreased $3.2 million to $36.1 million from $39.3 million in fiscal 2002. This decrease is attributable to discontinuing goodwill amortization, pursuant to the adoption of SFAS No. 142, which lowered amortization expense by $0.7 million, and a slowdown in our capital expenditures.

     Operating profit. Operating profit for fiscal 2003 was $98.5 million, compared with $9.6 million for fiscal 2002. The fiscal 2002 operating profit was impacted by the Turnaround Charges recorded. See the "Gross margin" and "Selling, general and administrative expenses" discussions above.

     Interest expense. Interest expense for fiscal 2003 was $26.0 million, compared with $32.7 million in fiscal 2002, a decrease of $6.7 million. Substantially all of this decrease is attributable to a decrease in average debt levels. Our average debt levels during fiscal 2003 were $239 million compared with $319 million during fiscal 2002. During fiscal 2003 we repurchased, in the open market, $27.1 million of our 10 3/8% subordinated notes at a purchase price of $28.3 million or 4.3% over par. The premium we paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges totaling $1.9 million pre-tax were written off and recorded in SG&A expense, as discussed under "Liquidity and Capital Resources" below.

     Income taxes. Our effective income tax rate was 38.0% for both fiscal 2003 and fiscal 2002.

     Extraordinary item. In the first quarter of fiscal 2002, we entered into a new $365.0 million senior secured credit facility (the "Credit Facility"). Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item.

COMPARISON OF THE 52 WEEKS ENDED FEBRUARY 2, 2002 AND THE 53 WEEKS ENDED FEBRUARY 3, 2001

     Our results for fiscal 2002 demonstrated strong progress on our Turnaround Plan initiatives.

     Net sales. Net sales for fiscal 2002 were $1.570 billion compared with $1.483 billion in fiscal 2001, an increase of $87.0 million, or 5.9%. Fiscal 2001 was a 53-week year. Excluding the 53rd week, sales increased 7.5% over fiscal 2001. Same-store sales increased $82.8 million, or 5.9%, for fiscal 2002 over fiscal 2001. Same-store sales increased 1.3% for fiscal 2001 over fiscal 2000. The remainder of the net sales increase was due to the increase in the number of superstores in operation. We operated 70 superstores at February 2, 2002 compared to 58 superstores at February 3, 2001.

     By store format, our same-store sales performance for traditional stores increased 5.1%. Approximately 70% of the increase was attributable to a higher average ticket, with the remainder attributable to an increase in customer traffic. Same-store sales for superstores increased 9.4%, approximately 65% of which was attributable to an increase in customer traffic, with the remainder attributable to a higher average ticket. Each of our major product categories experienced positive same-store sales growth for the year.

     We believe the improvement in same-store sales year over year is primarily due to an improved inventory in-stock position in our stores. Sales performance was particularly strong in our hardlines and home decor categories. Clearance sales associated with the SKU Reduction Initiative contributed approximately $34 million in sales for the year, but were recorded at a zero gross margin. At the end of fiscal 2002, we had completed our SKU Reduction Initiative.

     Gross margin. As you review our gross margin performance, we believe you should consider the following important information (which is discussed in further detail below under "Turnaround Charges and Litigation Settlement"):

     - Fiscal 2002 charges:

      - Sales related to the SKU Reduction Initiative totaled $34 million, recorded at zero gross margin. This negatively impacted the gross margin rate by approximately 100 basis points.

      - $2.6 million of the $19.7 million in Turnaround Charges were recorded in cost of sales. This negatively impacted the gross margin rate by approximately 20 basis points.

     - During fiscal 2001, $23.0 million of the $29.7 million in Turnaround Charges were recorded in cost of sales. This negatively impacted the gross margin rate by approximately 160 basis points.

     Gross margin for fiscal 2002 was $693.1 million compared with $645.1 million in fiscal 2001. As a percentage of net sales, fiscal 2002 gross margin was 44.1% compared with 43.5% in the prior year, an increase of 60 basis points. The SKU Reduction Initiative and Turnaround Charges recorded in fiscal 2002 and 2001, discussed above, accounted for 40 basis points of improvement. Higher shrink expense incurred during fiscal year 2002 was more than offset by higher realized store margin rates. Shrink expense, as a percentage of sales, deteriorated 100 basis points from our shrink rates in fiscal 2001.

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

     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. As you review our SG&A performance, we believe you should consider the following important information (which is discussed in further detail below under "Turnaround Charges and Litigation Settlement"):

     - Fiscal 2002 charges:

      - $17.1 million of the $19.7 million in Turnaround Charges were recorded in SG&A. This negatively impacted the fiscal 2002 SG&A rate by approximately 110 basis points.

      - We recorded $6.5 million for the settlement of certain California litigation. This negatively impacted the fiscal 2002 SG&A rate by approximately 40 basis points.

     - During fiscal 2001, $6.7 million of the $29.7 million in Turnaround Charges were recorded in SG&A. This negatively impacted the fiscal 2001 SG&A rate by approximately 45 basis points.

     SG&A expenses were $644.2 million for fiscal 2002 versus $589.2 million in fiscal 2001. As a percentage of sales, SG&A expenses increased 130 basis points to 41.0% of net sales in fiscal 2002 versus 39.7% of net sales for fiscal 2001. Approximately 110 basis points of the deterioration in the SG&A rate to sales was due to the Turnaround Charges and litigation settlement discussed above. In addition, SG&A expense leverage was negatively impacted primarily by higher distribution expenses due to the opening of our second distribution center in Visalia, California. The opening of this distribution center necessitated operating a three distribution center network for approximately the first eight months of fiscal 2002 until our contract facility in Rancho Cucamonga, California was closed in September. The start-up costs of our Visalia distribution center, coupled with the duplicative cost of running a three distribution center network for eight months, added approximately $3.0 million in distribution expenses in fiscal 2002.

     Depreciation and amortization. Depreciation and amortization expense for fiscal 2002 was $39.3 million compared with $38.3 million in fiscal 2001, an increase of $1.0 million. The increase in depreciation expense was primarily due to two additional months of depreciation related to SAP Retail, which we began depreciating in April 2000.

     Operating profit. Operating profit for fiscal 2002 was $9.6 million, compared with $17.6 million in fiscal 2001, a decrease of $8.0 million. Operating profit for both fiscal 2002 and 2001 was impacted by the Turnaround Charges and the litigation settlement. See the "Gross margin" and "Selling, general and administrative expenses" discussions above.

     Interest expense. Interest expense for fiscal 2002 was $32.7 million, compared with $29.0 million in fiscal 2001, an increase of $3.7 million. The increase is primarily due to the impact of higher average borrowings partially offset by a lower average interest rate. Our average debt levels during fiscal 2002 were $319 million compared with $269 million during fiscal 2001. The increase in average borrowings is due primarily to the unwind of a synthetic lease facility used to finance our Visalia distribution center and a change in import letters of credit terms from 120 days to "sight", as discussed under "Liquidity and Capital Resources" below.

     Income taxes. Our effective income tax rate was 38.0% for both fiscal 2002 and fiscal 2001.

     Equity and asset impairment losses of minority investment. On June 6, 2000, we announced the formation of a strategic relationship with IdeaForest, an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. We provide product to the site, with customer fulfillment and service being handled by IdeaForest. We invested $6.5 million in IdeaForest, which, combined with our contribution of strategic assets, entitled us to a 28.5% ownership interest. During fiscal 2001, we recorded equity losses of $3.2 million related to this minority investment, $2.1 million of which was recorded during the first three quarters of fiscal 2001.

     During the fourth quarter of fiscal 2001, we reduced the carrying value of our investment in IdeaForest to zero, which resulted in a $3.3 million charge. Our decision to reduce the carrying value of our investment to zero was predicated on operating projections prepared by IdeaForest that resulted in the their cash balance being reduced to near zero before cash flow positive operating status was achieved. Currently, IdeaForest's operations on an annualized basis are not yet profitable, but the company is approaching a cash flow breakeven level. We remain committed to an online presence and we will continue to evaluate our options with IdeaForest as the company demonstrates continued improvement in its operations.

     Extraordinary Item. In the first quarter of fiscal 2002, we entered into the Credit Facility, consisting of a $325.0 million revolving credit facility and a $40.0 million term loan facility. The

Credit Facility replaced our prior senior credit and synthetic lease facilities. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item. See the discussion under "Liquidity and Capital
Resources -- Sources of Liquidity" below.

Turnaround Charges and Litigation Settlement

     During the three years ended February 1, 2003, we recorded various charges associated with a turnaround plan (the "Turnaround Plan") that we initiated in fiscal 2001. These charges included store closing costs, inventory markdowns to net realizable value in connection with the SKU Reduction Initiative and store closings, and asset impairment losses for store fixtures and leaseholds. Collectively, we have referred to these charges as the turnaround charges ("Turnaround Charges"). We also recorded a litigation settlement charge of $6.5 million in fiscal 2002.

     Store Closing Charges. We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As a result, we have very few stores in operation that are not cash flow positive on a "four-wall" contribution basis. In addition, despite an aggressive store rationalization policy, pursuant to which we have closed approximately 250 stores in the last five years, we are paying rent on just five store locations where we have not yet obtained a sublease tenant or executed a lease termination.

     In accordance with the applicable accounting literature (Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges,") we recorded pre-tax charges in operating expenses of $17.1 million in fiscal 2002 and $6.7 million in fiscal 2001 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan. We also incurred expenses of $0.5 million and $1.2 million, in fiscal 2002 and 2001, respectively, for store closings unrelated to the Turnaround Plan.

     As discussed in Note 1 -- Significant Accounting Policies, effective December 31, 2002, we are required to account for the costs of store closings under SFAS No. 146. In addition, we have adopted the new accounting requirements related to asset impairment as required by SFAS No. 144, effective February 3, 2002.

     Through the end of fiscal 2003, we have closed 120 of the stores identified for closure as part of the Turnaround Plan. All of the remaining stores to be closed, with the exception of eight store locations, are scheduled to close in the next 24 months. These eight store locations will continue to be operated, due to our inability to successfully negotiate an acceptable arrangement to exit the lease. A total of $7.7 million for estimated lease obligations, associated with the stores to be closed as part of the Turnaround Plan, were reversed in the fourth quarter of fiscal 2003. The reversal related to stores where estimates were revised, as well as the eight stores we could not close. We also recorded an asset impairment charge in the fourth quarter of fiscal 2002 of $6.7 million for these eight stores and other store locations, representing the difference between the asset carrying value and the future net discounted cash flows estimated to be generated by those assets. The remainder of the store closing charges in fiscal 2003, highlighted in the table below, represents lease obligations and other costs associated with stores identified for closure in fiscal 2004 that were not part of the Turnaround Plan.

     The charges to the statement of operations for the three fiscal years ended February 1, 2003 related to store closings are summarized below (dollars in millions), and include charges for both store closings as part of our turnaround initiatives, as well as store closings from normal operating activity.

                                                               FISCAL YEAR ENDED
                                                             ---------------------
                                                              2003    2002    2001
                                                             ------   -----   ----
Store Closing Charges:
  Non-cancelable lease obligations.........................  $ (5.9)  $ 9.6   $4.1
  Asset impairment.........................................     6.7     5.0     --
  Other costs..............................................     0.6     3.0    3.8
                                                             ------   -----   ----
Total......................................................  $  1.4   $17.6   $7.9
                                                             ======   =====   ====

     Non-cancelable lease obligations include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated continuing lease obligations were reduced by anticipated sublease rental income.

     Asset impairments include write-downs of fixed assets to estimated fair value for stores closed, or scheduled to be closed, and certain other store locations where impairment exists. The asset impairment represents the difference between the asset carrying value and our estimate of the future net discounted cash flows to be generated by those assets.

     Other costs represent other miscellaneous store closing costs, including among other things, costs related to fixtures, signage and register removal.

     In accordance with EITF 96-9 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," we also recorded in cost of goods sold the markdown of certain inventory contained in the stores identified for closing to its net realizable value. Inventory write-downs recorded were $2.4 million in fiscal 2003 and $2.6 million in fiscal 2002. The inventory reserve remaining at February 1, 2003 is $2.4 million.

     Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three years ended February 1, 2003 (dollars in millions):

                                          NON-CANCELABLE
                                              LEASE           ASSET      OTHER
                                           OBLIGATIONS     IMPAIRMENTS   COSTS    TOTAL
                                          --------------   -----------   -----    -----
BALANCE AT JAN 29, 2000.................      $ 4.4           $  --      $  --    $ 4.4
Amounts charged to income...............        4.1              --        3.8      7.9
Utilization:
  Cash..................................       (3.0)             --         --     (3.0)
  Non-Cash..............................         --              --         --       --
                                              -----           -----      -----    -----
BALANCE AT FEB 3, 2001..................        5.5              --        3.8      9.3
Amounts charged to income...............        9.6             5.0        3.0     17.6
Utilization:
  Cash..................................       (3.9)             --       (5.6)    (9.5)
  Non-Cash..............................         --            (5.0)        --     (5.0)
                                              -----           -----      -----    -----
BALANCE AT FEB 2, 2002..................       11.2              --        1.2     12.4
Amounts charged to income...............       (5.9)            6.7        0.6      1.4
Utilization:
  Cash..................................       (1.8)             --       (0.9)    (2.7)
  Non-Cash..............................         --            (6.7)        --     (6.7)
                                              -----           -----      -----    -----
BALANCE AT FEB 1, 2003..................      $ 3.5           $  --      $ 0.9    $ 4.4
                                              =====           =====      =====    =====

     SKU Reduction Initiative. During the fourth quarter of fiscal 2001, we commenced the SKU Reduction Initiative which entailed a thorough review of our inventory investment and gross margin performance by item (or SKU) utilizing analytical capabilities available under SAP Retail. This analysis identified approximately 10,000 active items, totaling more than $50 million at cost, that were under-performing and that we decided to discontinue. In connection with this initiative, we recorded a $23.0 million pre-tax charge to reserve for the portion of this product that we estimated would be sold below cost. However, liquidating this inventory at reduced selling prices put pressure on overall realized gross margins in fiscal 2002, since the sales were recorded at a zero gross margin. The SKU Reduction Initiative was our first step of an ongoing, disciplined, detailed review of our product mix. We began clearance programs in the second quarter of fiscal 2002 designed to eliminate this product. These clearance programs were completed by the end of fiscal 2002.

     Litigation Settlement. In August 2000, a former employee of the Company filed a purported class action complaint against the Company, on behalf of the Company's former and current California store management employees. The complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed in October 2000 in the Superior Court of California. This case was settled in fiscal 2002 for $6.5 million. The settlement was paid in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The following table provides cash flow related information for the three fiscal years ended February 1, 2003.

                                                           2003     2002     2001
                                                          ------   ------   ------
Net cash provided by operating activities...............  $119.2   $ 88.2   $ 39.0
Net cash used for investing activities..................   (22.7)   (66.5)   (40.7)
Net cash used for financing activities..................   (54.4)   (18.1)    (2.2)
                                                          ------   ------   ------
Net increase (decrease) in cash and cash equivalents....  $ 42.1   $  3.6   $ (3.9)
                                                          ======   ======   ======
Ending cash and cash equivalents........................  $ 63.2   $ 21.1   $ 17.5
                                                          ======   ======   ======

Net Cash Provided By Operating Activities

     Net cash provided by operating activities was $119.2 million in fiscal 2003, compared with $88.2 million in fiscal 2002, an increase of $31.0 million driven by our strong operating performance. Cash flows from operating activities, before changes in operating assets and liabilities, increased $100.9 million, substantially all of which was driven by the Company's improved results of operations.

     Inventories decreased $5.9 million in fiscal 2003, compared with a decrease of $82.0 million in fiscal 2002. The large decrease in fiscal 2002 was attributable to our successful execution of plans to reduce overall inventory levels through a combination of the SKU Reduction Initiative, store closings, and better utilization of the forecasting and replenishment capabilities aided by the installation of SAP Retail in the prior year. We continued to improve our inventory management in fiscal 2003, as we improved our inventory turns to approximately 2.5 times, compared with 2.1 times in fiscal 2002 and 1.8 times in fiscal 2001.

     Accounts payable increased $6.8 million in fiscal 2003 compared with a decrease of $40.9 million in fiscal 2002. The decrease in fiscal 2002 was due to the significant reduction in inventory levels and as a result of payment changes we initiated under our import letter of credit arrangements. We utilize letters of credit in the procurement of imported product for resale, which represented approximately 27% of our total annual purchases in fiscal 2003. Beginning in late fiscal 2001, we changed our dating on import letters of credit to approximately 10 days, or

"sight" terms, from our historic terms of 120 days, in exchange for more favorable discount terms from our vendors. This resulted in an approximately $30.0 million decrease in accounts payable and a corresponding increase in the Company's debt outstanding.

     Net cash provided by operating activities was $88.2 million in fiscal 2002, compared with $39.0 million in fiscal 2001, an increase of $49.2 million driven by improvements in working capital. Most notably, inventories, net of payables support, decreased $41.1 million.

Net Cash Used For Investing Activities

     Net cash used for investing activities for fiscal 2003 totaled $22.7 million compared with $66.5 million in fiscal 2002. Capital expenditures were $22.7 million during fiscal 2003 versus $66.5 million in fiscal 2002 and are discussed further below under the caption "Capital Expenditures."

     Net cash used for investing activities for fiscal 2002 totaled $66.5 million compared with $40.7 million in fiscal 2001. Capital expenditures were $66.5 million during fiscal 2002 versus $35.9 million in fiscal 2001.

Capital Expenditures

     Capital expenditures for fiscal 2003 totaled $22.7 million, our lowest level of capital spending in six years, as we focused on maximizing cash flow to reduce debt. During the year, we opened one superstore and two traditional stores and converted two larger traditional stores to our superstore format. We also relocated four traditional stores and closed 42 smaller or under-performing traditional stores and one superstore.

     Capital expenditures of $66.5 million in fiscal 2002 included approximately $40.0 million related to the unwind of a synthetic lease facility which was replaced by our new Credit Facility (discussed further under "Financing" below). The synthetic lease facility was originally used to finance the construction and equipment cost of our distribution center in Visalia, California. During fiscal 2001, construction was completed on this new 630,000 square foot distribution center. This facility was fully operational and shipping product to more than 300 stores, or over 30% of our chain, by the end of the second quarter of fiscal 2002.

     Excluding the unwind of the synthetic lease, capital expenditures of $26.5 million during fiscal 2002 related primarily to the opening of new superstores and other store related projects. During the year, we opened 12 superstores, relocated or expanded 10 and closed 60 smaller or under-performing traditional stores.

     We anticipate capital expenditures in fiscal 2004 of approximately $50 million. The bulk of this spending pertains to new store openings and continued improvements in the existing store base. We plan to open approximately 20 stores during fiscal 2004, the majority of them superstores.

Net Cash Used For Financing Activities

     Net cash used for financing activities during fiscal 2003 was $54.4 million, primarily related to a $60.8 million net decrease in debt borrowings resulting from the cash generated by our strong operating performance. During fiscal 2003 we repurchased, in the open market, $27.1 million of our 10 3/8% senior subordinated notes (the "Notes") at a purchase price of $28.3 million or 4.3% over par.

     Net cash used for financing activities during fiscal 2002 was $18.1 million, primarily related to a $16.3 million net decrease in debt borrowings. This debt reduction was achieved despite the unwinding of a $40.0 million synthetic lease, which added $40.0 million to our balance sheet debt levels, and changes to our letter of credit payment terms, which we estimate added $30.0 million to our debt levels. The debt reduction was achieved primarily through our inventory reduction efforts as described above under "Net Cash Provided By Operating Activities."

Common Share Repurchases

     During fiscal 2003, we purchased a total of 0.2 million of our common shares at an aggregate price of $3.4 million, utilizing proceeds received from stock option exercises. As of February 1, 2003, we are authorized to purchase up to an additional 1.3 million shares of our common stock under previous authorizations from our Board of Directors.

Sources of Liquidity

     We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand, and the Credit Facility. Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment. We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     In April 2001, we entered into the Credit Facility, which replaced our prior senior credit and synthetic lease facilities. The Credit Facility expires on April 30, 2005. The Credit Facility consists of a $365.0 million credit facility providing for $325.0 million in revolving loans and a $40.0 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At February 1, 2003, our interest on borrowings under our Credit Facility was LIBOR plus 1.75%. The Credit Facility contains a sub-limit for letters of credit of $150.0 million. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility.

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

     Effective May 15, 2001, in connection with our financing under the Credit Facility, the agent bank for the Credit Facility assumed assignment of our two outstanding interest rate swap agreements. On May 16, 2001, the agent bank terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR rate of 6.72 percent and a notional amount of $90.0 million, reducing to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

     As of February 1, 2003, we had borrowings outstanding of $40.0 million under the Credit Facility at an interest rate of 3.5% (which excludes the impact of the interest rate swap referred to above) and $47.7 million of letters of credit outstanding.

     The Company's weighted average interest rate (including the impact of the interest rate swaps referred to above) and weighted average borrowings under the Credit Facility, prior senior credit facility and other lines of credit were 7.9% and $104.7 million during fiscal 2003 and 7.2% and $169.0 million during fiscal 2002. The increase in the average interest rate is due to the decrease in borrowings, that, in turn, caused the current swap arrangement (priced at a fixed LIBOR rate of

6.72% on a notional amount of $90 million) to have a more significant impact on the average interest rate under the credit facility than in the prior year.

     On May 5, 1999 we issued the $150.0 million, 10 3/8% Notes, due May 1, 2007. Interest on the Notes is payable on May 1 and November 1 of each year. We have the option of redeeming the Notes at any time after May 1, 2003, in accordance with certain call provisions. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of our subsidiaries.

     During fiscal 2003, we purchased $27.1 million face value of the Notes. The purchases were made at an aggregate premium of 104.3% to par value. The $1.9 million pre-tax ($1.2 million after-tax) of aggregate losses include the premium to par value and the write off of deferred costs and original issue discount and are reflected in SG&A expenses. We have given notice to the indenture trustee that, on May 1, 2003, we intend to redeem $41.5 million face value of the Notes in accordance with the call provisions of the Notes' indenture.

     Our total debt-to-capitalization ratio was 36.0% at February 1, 2003 and 49.0% at February 2, 2002. We have a goal to further reduce debt levels during fiscal 2004 by utilizing cash provided by operating activities and cash on hand.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following tables summarize our future cash outflows resulting from contractual obligations and commitments as of February 1, 2003:

                                                         PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------
                                                LESS THAN
                                       TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                       ------   ---------   ---------   ---------   -------------
Subordinated notes...................  $122.9    $   --      $   --      $122.9        $   --
Credit Facility -- revolving
  facility...........................      --        --          --          --            --
Credit Facility -- term loan.........    40.0        --        40.0          --            --
Letters of credit (1)................    47.7      47.7          --          --            --
Operating Leases (2).................   687.7     116.8       213.1       153.0         204.8
                                       ------    ------      ------      ------        ------
Total Contractual Cash Obligations...  $898.3    $164.5      $253.1      $275.9        $204.8
                                       ======    ======      ======      ======        ======

---------------

(1) Includes commercial letters of credit of $28.6 million and $19.1 million of standby letters of credit.

(2) The remaining cash payments include $1.0 million associated with lease obligations for stores closed.

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

     We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 27% of our purchases internationally in fiscal 2003.

     In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective. We utilize interest rate swaps to manage net exposure to interest rate changes related to our debt structure. We estimate that a one-percent increase or decrease in interest rates, based on fiscal 2003 average debt levels, would cause an increase or decrease to interest expense of $0.3 million. This includes the impact resulting from our interest rate swap arrangement, as discussed below.

     On March 15, 1998, we entered into a five-year interest rate swap agreement to hedge our interest rate exposure. The notional amount of this interest rate swap was $50.0 million, with a fixed LIBOR of 5.98%. On September 5, 2000, we entered into a separate interest rate swap agreement to further hedge our interest rate exposure. The interest rate swap had a term of five years effective May 1, 2001, with a notional amount of $40.0 million and a fixed LIBOR rate of 6.80%. Effective May 15, 2001, the agent bank for the Credit Facility assumed assignment of our two interest rate swap agreements and on May 16, 2001, terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR rate of 6.72% and notional amount of $90.0 million, reducing to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

     Effective February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. In accordance with SFAS No. 133, we have reviewed and designated all of our interest rate swap agreements as cash flow hedges and recognized the fair value of the interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2003 and 2002, unrealized after tax net income (losses) of $0.4 million and ($3.0) million, respectively, were recorded in other comprehensive income (loss). The comprehensive loss for fiscal 2002 included a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The pre-tax income
(loss) as a result of hedge ineffectiveness (income) expense for fiscal 2003 and 2002 was $(0.3) million and $1.0 million, respectively, and is reflected in interest expense.

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

Inventory Valuation

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis. Inventory valuation methods require certain management estimates and judgments. These include estimates of shrink, as well as estimates of net realizable value on product designated for clearance, which affects the ending inventory valuation at cost as well as the gross margins reported for the year.

     Our accrual for shrink is based on the actual historical shrink results of our recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three-quarters of each year and the shrink accrual recorded at February 1, 2003 is based on shrink results of prior physical inventories. All of our store locations that have been open one year or more are physically inventoried once a year. We will continue to monitor and adjust our shrink rate estimates based on the results of store physical inventories and shrink trends.

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

Vendor allowances

     The Company receives allowances from its vendors through a variety of programs and arrangements, including cash discounts, purchase quantity discounts, co-operative advertising and markdown reimbursement programs. Cash and purchase discounts are recognized as a reduction of cost of goods sold when the related inventory has been sold. Co-operative advertising allowances are currently reported as a reduction of cost of sales as earned. Markdown reimbursements are credited to cost of goods sold during the period in which the related inventory is sold.

     In November 2002, the EITF reached a consensus on EITF 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor". Among other conclusions reached, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor's products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. Under the transition rules set forth in EITF 02-16 this treatment is required for all agreements entered into or modified after December 31, 2002. The Company does not expect that its adoption in fiscal 2004 will have a material impact on its results of operations or financial position.

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"). SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company adopted SFAS No. 142 on February 3, 2002. The Company performed the first of the required impairment tests of goodwill and based upon the transition impairment test performed on recorded goodwill, no impairment to goodwill exists. In the fourth quarter of fiscal 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of the non-amortization provision of SFAS No. 142 reduced amortization expense by approximately $0.7 million for the fiscal year ending February 1, 2003. The prior fiscal year included amortization expense of $0.7 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 was adopted in fiscal 2003. See the asset impairment discussion contained above in "Turnaround Charges and Litigation Settlement".

Accrued Store Closing Costs

     Prior to December 31, 2002, we accrued costs related to stores closed or identified for closing, which include future rental obligations, carrying costs, and other closing costs. These expenses were accrued when we had committed to closing or relocating a store and were calculated at the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. The determination of the accrual was dependent on our ability to make estimates of costs to be incurred post-closing and of sublease rental income to be received from subleases. Differences in our estimates and assumptions could result in an accrual requirement different from the calculated accrual. The carrying values of long-lived assets for stores identified for closure are reduced to estimated fair value.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. Accordingly, SFAS 146 may affect the timing of recognizing exit and restructuring costs, if any, as well as the amounts recognized.

Accrued Expenses

     We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance related expenses, portions of which we are self-insured for. Our workers' compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

RECENT ACCOUNTING PRONOUNCEMENTS

     In addition to the accounting pronouncements referenced above in our discussion of critical accounting policies, the following accounting pronouncements may have an impact on our results of operations or financial position, as discussed further below.

     SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 concludes that debt extinguishments should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position in fiscal 2003.

FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees". The interpretation elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of February 1, 2003, we did not have any outstanding guarantees, other than subsidiary guarantees of parent debt as disclosed in Note 14 to the consolidated financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and
Disclosure

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS 148 in this Form 10-K for the fiscal year ended February 1, 2003.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which reflects the Company's current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us or future events or conditional verbs such as "will", "should", "would", "may", and "could" are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. Additional discussion of some of these and other risks and uncertainties is contained elsewhere under "Management's Discussion and Analysis" and "Quantitative and Qualitative Disclosures About Market Risk". We caution readers not to place undue reliance on these forward-looking statements which are restricted as to the dates they were made. We assume no obligation to update any of the forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in the "Derivative Financial Instruments and Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              JO-ANN STORES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Management........................................    32
Report of Independent Auditors..............................    33
Report of Former Independent Public Accountants.............    34
Consolidated Balance Sheets as of February 1, 2003 and
     February 2, 2002.......................................    35
Consolidated Statements of Operations for each of the three
     fiscal years in the period ended February 1, 2003......    36
Consolidated Statements of Cash Flows for each of the three
     fiscal years in the period ended February 1, 2003......    37
Consolidated Statements of Shareholders' Equity for each of
     the three fiscal years in the period ended February 1,
     2003...................................................    38
Notes to Consolidated Financial Statements..................    39
Report of Former Independent Public Accountants on the
     Financial Statement Schedule...........................    63
Schedule II -- Valuation and Qualifying Accounts............    64

                              REPORT OF MANAGEMENT

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended February 1, 2003, February 2, 2002 and February 3, 2001. The opinion of Ernst & Young LLP, the Company's independent auditors, for the year ended February 1, 2003, on those financial statements is included. The opinion of Arthur Andersen LLP, who have ceased operations, the Company's former independent public accountants, for the years ended February 2, 2002 and February 3, 2001, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, based on our best estimates and judgments and giving due consideration to materiality.

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

     The Board of Directors pursues its responsibility for these financial statements through the Audit Committee, composed exclusively of outside directors. The Audit Committee meets periodically with management, our internal auditors and our independent auditors to discuss the adequacy of financial controls, the quality of financial reporting, and the nature, extent and results of the audit effort. Both the internal auditors and independent auditors have private and confidential access to the Audit Committee at all times.

Alan Rosskamm                                   Brian P. Carney
Chairman of the Board,                          Executive Vice President,
President and Chief Executive Officer           Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited the accompanying consolidated balance sheet of Jo-Ann Stores, Inc. and subsidiaries as of February 1, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule for the fiscal year ended February 1, 2003 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of the Company as of February 2, 2002, and for each of the fiscal years in the two year period ended February 2, 2002, were audited by other auditors, who have ceased operations and whose reports dated March 7, 2002 expressed an unqualified opinion.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. and subsidiaries at February 1, 2003 and the consolidated results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the year ended February 1, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio,
March 10, 2003.

                REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended February 2, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. See Exhibit 23.1 for further discussion.

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

/s/ Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2002.

                              JO-ANN STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                (Dollars in millions,
                                                               except per share data)

ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 63.2        $ 21.1
  Inventories...............................................     363.1         369.0
  Deferred income taxes.....................................      28.2          30.6
  Prepaid expenses and other current assets.................      17.2          17.5
                                                                ------        ------
Total current assets........................................     471.7         438.2
Property, equipment and leasehold improvements, net.........     190.3         210.1
Goodwill, net...............................................      26.5          26.5
Other assets................................................      16.0          18.9
                                                                ------        ------
Total assets................................................    $704.5        $693.7
                                                                ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $129.9        $123.1
  Accrued expenses..........................................      75.9          82.3
                                                                ------        ------
Total current liabilities...................................     205.8         205.4
Long-term debt..............................................     162.9         223.7
Deferred income taxes.......................................      37.2          23.6
Other long-term liabilities.................................       9.2           8.2
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, none issued................................        --            --
  Common stock:
     Class A, stated value $0.05 per share; 75,000,000
      authorized, Issued and outstanding 10,241,884 and
      9,825,802, respectively...............................       0.5           0.6
     Class B, stated value $0.05 per share; 75,000,000
      authorized, Issued and outstanding 9,300,936 and
      8,806,211, respectively...............................       0.5           0.5
  Additional paid-in capital................................     113.9          99.7
  Unamortized restricted stock awards.......................      (0.4)         (0.6)
  Retained earnings.........................................     217.8         172.9
  Accumulated other comprehensive loss......................      (2.6)         (3.0)
                                                                ------        ------
                                                                 329.7         270.1
  Treasury stock, at cost...................................     (40.3)        (37.3)
                                                                ------        ------
Total shareholders' equity..................................     289.4         232.8
                                                                ------        ------
Total liabilities and shareholders' equity..................    $704.5        $693.7
                                                                ======        ======

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FISCAL YEAR ENDED
                                                          ---------------------------------------
                                                          FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                             2003          2002          2001
                                                          -----------   -----------   -----------
                                                               (Dollars in millions, except
                                                                 earnings per share data)
Net sales...............................................   $1,682.0      $1,570.3      $1,483.3
Cost of sales...........................................      904.5         877.2         838.2
                                                           --------      --------      --------
  Gross margin..........................................      777.5         693.1         645.1
Selling, general and administrative expenses............      642.9         644.2         589.2
Depreciation and amortization...........................       36.1          39.3          38.3
                                                           --------      --------      --------
  Operating profit......................................       98.5           9.6          17.6
Interest expense, net...................................       26.0          32.7          29.0
                                                           --------      --------      --------
  Income (loss) before income taxes.....................       72.5         (23.1)        (11.4)
Income tax provision (benefit)..........................       27.6          (8.8)         (4.3)
                                                           --------      --------      --------
  Income (loss) before equity loss and extraordinary
     item...............................................       44.9         (14.3)         (7.1)
Equity and asset impairment losses of minority
  investment............................................         --            --          (6.5)
                                                           --------      --------      --------
  Income (loss) before extraordinary item...............       44.9         (14.3)        (13.6)
Extraordinary item, loss related to early retirement of
  debt, net of tax benefit of $0.4 million..............         --          (0.6)           --
                                                           --------      --------      --------
Net income (loss).......................................   $   44.9      $  (14.9)     $  (13.6)
                                                           ========      ========      ========
Basic net income (loss) per common share:
     Before extraordinary item..........................   $   2.34      $  (0.78)     $  (0.75)
     Extraordinary item.................................         --         (0.03)           --
                                                           --------      --------      --------
                                                           $   2.34      $  (0.81)     $  (0.75)
                                                           ========      ========      ========
Diluted net income (loss) per common share:
     Before extraordinary item..........................   $   2.23      $  (0.78)     $  (0.75)
     Extraordinary item.................................         --         (0.03)           --
                                                           --------      --------      --------
                                                           $   2.23      $  (0.81)     $  (0.75)
                                                           ========      ========      ========

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEAR ENDED
                                                          ---------------------------------------
                                                          FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,
                                                             2003          2002          2001
                                                          -----------   -----------   -----------
                                                                   (Dollars in millions)
Net cash flows from operating activities:
  Net income (loss).....................................     $44.9        $(14.9)       $(13.6)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization......................      36.1          39.3          38.3
     Deferred income taxes..............................      15.7          (8.3)         (4.2)
     Loss on disposal of fixed assets...................       2.3           1.2           1.7
     Equity and asset impairment losses of minority
       investment.......................................        --            --           6.5
     Extraordinary item, net of tax.....................        --           0.6            --
     Loss associated with purchase of senior
       subordinated notes...............................       1.9            --            --
  Changes in operating assets and liabilities:
     Decrease (increase) in inventories.................       5.9          82.0          (8.5)
     Increase (decrease) in accounts payable............       6.8         (40.9)         14.4
     (Decrease) increase in accrued expenses............      (2.8)         21.2           3.9
     Settlement of income tax contingency...............        --            --          (3.5)
     Other, net.........................................       8.4           8.0           4.0
                                                             -----        ------        ------
Net cash provided by operating activities...............     119.2          88.2          39.0
Net cash flows used for investing activities:
  Capital expenditures..................................     (22.7)        (66.5)        (35.9)
  Minority investment...................................        --            --          (6.5)
  Other, net............................................        --            --           1.7
                                                             -----        ------        ------
Net cash used for investing activities..................     (22.7)        (66.5)        (40.7)
Net cash flows used for financing activities:
  Proceeds from senior secured credit facility, net.....        --         171.6            --
  Repayment of prior senior credit facility.............        --        (123.8)           --
  Net change in revolving credit facility...............     (33.7)        (69.1)         (5.2)
  Purchase of senior subordinated notes.................     (28.3)           --            --
  Proceeds from exercise of stock options...............       8.5            --            --
  Purchase of common stock..............................      (3.4)         (0.4)         (0.1)
  Other, net............................................       2.5           3.6           3.1
                                                             -----        ------        ------
Net cash used for financing activities..................     (54.4)        (18.1)         (2.2)
                                                             -----        ------        ------
Net increase (decrease) in cash and cash equivalents....      42.1           3.6          (3.9)
Cash and cash equivalents at beginning of year..........      21.1          17.5          21.4
                                                             -----        ------        ------
Cash and cash equivalents at end of year................     $63.2        $ 21.1        $ 17.5
                                                             =====        ======        ======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...........................................     $22.5        $ 30.6        $ 27.7
     Income taxes, net of refunds.......................       4.9           0.5           3.4

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               UNAMORTIZED                           ACCUMULATED
                              CLASS A   CLASS B   ADDITIONAL    RESTRICTED                              OTHER           TOTAL
                              COMMON    COMMON     PAID-IN        STOCK       TREASURY   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                               STOCK     STOCK     CAPITAL        AWARDS       STOCK     EARNINGS       LOSS           EQUITY
                              -------   -------   ----------   ------------   --------   --------   -------------   -------------
                                                                     (Dollars in millions)
BALANCE, JANUARY 29, 2000...   $ 0.5     $ 0.5     $  97.9        $ (2.1)     $ (38.8)   $ 201.4           --          $ 259.4
 Net loss...................      --        --          --            --           --      (13.6)          --            (13.6)
                                                                                                                       -------
   Total comprehensive
     loss...................                                                                                             (13.6)
 Restricted stock awards
   activity, net............      --        --        (0.5)          0.9           --         --           --              0.4
 Purchase of common stock...      --        --          --            --         (0.1)        --           --             (0.1)
 Issuance of treasury
   shares...................      --        --         0.2            --          0.8         --           --              1.0
 Issuance of common
   stock -- Associate Stock
   Ownership Plan...........     0.1        --         1.6            --           --         --           --              1.7
                               -----     -----     -------        ------      -------    -------       ------          -------
BALANCE, FEBRUARY 3, 2001...     0.6       0.5        99.2          (1.2)       (38.1)     187.8           --            248.8
 Net loss...................      --        --          --            --           --      (14.9)          --            (14.9)
 Cumulative effect of change
   in accounting for
   derivatives, net of
   tax......................      --        --          --            --           --         --         (1.7)            (1.7)
 Change in fair value of
   derivatives, net of
   tax......................      --        --          --            --           --         --         (1.3)            (1.3)
                                                                                                                       -------
   Total comprehensive
     loss...................                                                                                             (17.9)
 Restricted stock awards
   activity, net............      --        --        (0.2)          0.6           --         --           --              0.4
 Purchase of common stock...      --        --          --            --         (0.4)        --           --             (0.4)
 Issuance of treasury
   shares...................      --        --        (0.3)           --          1.2         --           --              0.9
 Issuance of common
   stock -- Associate Stock
   Ownership Plan...........      --        --         1.0            --           --         --           --              1.0
                               -----     -----     -------        ------      -------    -------       ------          -------
BALANCE, FEBRUARY 2, 2002...     0.6       0.5        99.7          (0.6)       (37.3)     172.9         (3.0)           232.8
 Net income.................      --        --          --            --           --       44.9           --             44.9
 Change in fair value of
   derivatives, net of
   tax......................      --        --          --            --           --         --          0.4              0.4
                                                                                                                       -------
   Total comprehensive
     income.................                                                                                              45.3
 Exercise of stock
   options..................      --        --         8.5            --           --         --           --              8.5
 Tax benefit on options
   exercised................      --        --         3.6            --           --         --           --              3.6
 Restricted stock awards
   activity, net............      --        --          --           0.2           --         --           --              0.2
 Purchase of common stock...    (0.1)       --          --            --         (3.3)        --           --             (3.4)
 Issuance of treasury
   shares...................      --        --         0.6            --          0.3         --           --              0.9
 Issuance of common
   stock -- Associate Stock
   Ownership Plan...........      --        --         1.5            --           --         --           --              1.5
                               -----     -----     -------        ------      -------    -------       ------          -------
BALANCE, FEBRUARY 1, 2003...   $ 0.5     $ 0.5     $ 113.9        $ (0.4)     $ (40.3)   $ 217.8       $ (2.6)         $ 289.4
                               =====     =====     =======        ======      =======    =======       ======          =======

                 See notes to consolidated financial statements

                              JO-ANN STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer with 919 retail stores in 48 states at February 1, 2003. The 847 traditional and 72 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

     The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2002 and 2001 financial statements have been reclassified in order to conform with the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions, as new information becomes available.

FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2003 refers to the year ended February 1, 2003). Fiscal 2001 was a 53-week year.

CASH AND CASH EQUIVALENTS

     Cash equivalents are all highly liquid investments with original maturities of three months or less.

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

     The Company's accrual for shrink is based on the actual historical shrink results of recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 1, 2003 is based on shrink results of prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The Company

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

     Inventory reserves for clearance product are estimated based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of the Company's estimates can be affected by many factors, some of which are outside of the Company's control, including changes in economic conditions and consumer buying trends.

     During the fourth quarter of fiscal 2001, management developed a turnaround plan (the "Turnaround Plan"), which resulted from a thorough analysis of the Company's business prompted by operating trends that were occurring. As a result of the Company's decline in earnings, significant increases in debt and inventory levels, and issues surrounding the implementation of SAP Retail, the Company's strategy shifted from accelerating the growth of its superstore concept to improving the productivity of its existing asset base and realizing the benefits from the completed infrastructure investments.

     As part of the Turnaround Plan, the Company commenced a SKU Reduction Initiative, which entailed a thorough review of the Company's inventory investment and gross margin performance by item or SKU. This analysis identified approximately 10,000 active items, totaling more than $50 million at cost, that were under performing and that the Company decided to discontinue. In accordance with EITF 96-9 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," the Company recorded a $23.0 million pre-tax charge to cost of goods sold in the fourth quarter of fiscal 2001 to reflect the markdown of this inventory to its net realizable value. Clearance programs were begun in the second quarter of fiscal 2002 designed to eliminate this product. These clearance programs were completed by the end of fiscal 2002.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years; furniture, fixtures and equipment from 2 to 10 years; and leasehold improvements for 10 years or the remainder of the lease term, whichever is shorter. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

SOFTWARE DEVELOPMENT

     The Company capitalized $2.7 million and $0.6 million in fiscal 2003 and fiscal 2002, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational.

GOODWILL

     Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible assets acquired from House of Fabrics, Inc. ("HOF"). The goodwill recorded at February 1, 2003 was non-deductible for tax purposes.

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective February 3, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to impairment testing, using fair value-based approaches. Prior to the adoptions of SFAS No. 142, goodwill was amortized using the straight-line method over an estimated using life of 40 years. As part of adopting this standard, the Company completed a transitional impairment test as of February 3, 2002 for goodwill and determined that the carrying value of the Company did not exceed its estimated fair value as determined by utilizing various valuation techniques. In the fourth quarter of fiscal 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of the non-amortization provision of SFAS No. 142 reduced amortization expense by approximately $0.7 million for fiscal 2003. Fiscal 2002 and 2001 included amortization expense of $0.7 million and $0.9 million, respectively. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives. The Company did not have other intangible assets at February 1, 2003.

IMPAIRMENT OF LONG-LIVED ASSETS

     Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed at least annually (see above).

     Effective February 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to supply a single accounting approach for measuring impairment of long-lived assets, including definite lived intangible assets, businesses accounted for as a discontinued operation, assets to be sold and assets to be disposed of other than by sale. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial position. See Note 3 - Store Closings for details related to the results of impairment testing performed during the fourth quarter of fiscal 2003.

     Under SFAS No. 144, long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

ACCRUED STORE CLOSING COSTS

     The Company accrues costs related to stores closed or identified for closing, which include future rental obligations, carrying costs, and other closing costs. Historically, these expenses were accrued when the Company committed to closing or relocating a store. The determination of the accrual was dependent on the Company's ability to make estimates of costs to be incurred post-closing. Future rental obligations are calculated at the lesser of contractual obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. Differences in estimates and assumptions could result in an accrual requirement materially different

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

from the calculated accrual. The carrying values of long-lived assets for stores identified for closure are reduced to estimated fair value.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. Accordingly, SFAS 146 may affect the timing of recognizing future exit and restructuring costs, if any, as well as the amounts recognized. See Note 2 - Turnaround Charges and Litigation Settlement.

ACCRUED EXPENSES

     Certain material expenses are estimated in an effort to record those expenses in the period incurred. The most material estimates relate to compensation, taxes and insurance related expenses, portions of which the Company is self-insured for. Workers' compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in the Company's estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Accrued expenses at fiscal 2003 consists of the following (dollars in millions):


Accrued compensation........................................   $23.1
Accrued taxes...............................................    10.6
Accrued insurance...........................................    11.6
Other accrued expenses......................................    30.6
                                                               -----
                                                               $75.9
                                                               =====

FINANCIAL INSTRUMENTS

     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The price of the 10 3/8 percent senior subordinated notes (the "Notes") at February 1, 2003 in the high yield debt market was 106.5 percent to par value. Accordingly, the fair value of the 10 3/8 percent Notes was $130.9 million versus their carrying value of $122.9 million.

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

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Effective February 4, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. In accordance with SFAS No. 133, the Company has reviewed and designated all of its interest rate swap agreements as cash flow hedges and now recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2003 and fiscal 2002, unrealized after-tax net gains (losses) of $0.4 million and ($3.0) million, respectively, were recorded in other comprehensive income (loss). The fiscal 2002 after-tax net loss included a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No.
133. The hedge ineffectiveness (income) expense for fiscal 2003 and 2002 was $(0.3) million and $1.0 million, respectively, and is reflected in interest expense.

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

REVENUE RECOGNITION

     The Company recognizes revenue at the time of sale of merchandise to its customers in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company allows for merchandise to be returned under most circumstances, however, the Company does not provide a reserve as the amounts of returns have not historically had a material impact on the financial statements.

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STORE OPENING EXPENSES

     Store opening expenses are charged to operations as incurred.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $39.7 million, $37.9 million and $39.5 million for fiscal 2003, 2002 and 2001, respectively.

EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share for fiscal 2003 include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for fiscal 2002 and fiscal 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted earnings per share are as follows:

                                                      FISCAL YEAR ENDED
                                        ---------------------------------------------
                                            2003            2002            2001
                                        -------------   -------------   -------------
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Income (loss) before extraordinary
  item................................   $      44.9     $     (14.3)    $     (13.6)
     Extraordinary item...............            --            (0.6)             --
                                         -----------     -----------     -----------
Net income (loss).....................   $      44.9     $     (14.9)    $     (13.6)
                                         ===========     ===========     ===========
Weighted average shares:
  Basic...............................    19,166,337      18,444,141      18,041,192
  Incremental shares from assumed
     exercise of stock options........       939,926              --              --
                                         -----------     -----------     -----------
  Diluted.............................    20,106,263      18,444,141      18,041,192
                                         ===========     ===========     ===========
Basic net income (loss) per common
  share:
  Before extraordinary item...........   $      2.34     $     (0.78)    $     (0.75)
  Extraordinary item..................            --           (0.03)             --
                                         -----------     -----------     -----------
                                         $      2.34     $     (0.81)    $     (0.75)
                                         ===========     ===========     ===========
Diluted net income (loss) per common
  share:
  Before extraordinary item...........   $      2.23     $     (0.78)    $     (0.75)
  Extraordinary item..................            --           (0.03)             --
                                         -----------     -----------     -----------
                                         $      2.23     $     (0.81)    $     (0.75)
                                         ===========     ===========     ===========

STOCK-BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted under its stock plans (see Note 8 - Stock Based Compensation Plans).

                              JO-ANN STORES, INC.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accordingly, no compensation cost has been recognized for options granted under the Company's stock plans. If the Company had determined compensation cost for the stock options based on the fair value at the grant dates for awards under the stock plans consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown in the table below (dollars in millions, except per share data):

                                                              FISCAL YEAR ENDED
                                                           -----------------------
                                                           2003     2002     2001
                                                           -----   ------   ------
Net income (loss) as reported............................  $44.9   $(14.9)  $(13.6)
Less: Stock-based compensation determined under the fair
  value method, net of tax...............................    2.2      2.1      2.5
                                                           -----   ------   ------
Pro forma net income.....................................  $42.7   $(17.0)  $(16.1)
                                                           =====   ======   ======
Basic income (loss) per common share:
  As reported............................................  $2.34   $(0.81)  $(0.75)
  Pro forma..............................................   2.22    (0.92)   (0.89)
Diluted income (loss) per common share:
  As reported............................................  $2.23   $(0.81)  $(0.75)
  Pro forma..............................................   2.14    (0.92)   (0.89)

     The pro forma disclosures presented are not representative of the future effects on net income and net income per share.

     For purposes of computing the pro forma disclosures above, the fair values of the options granted under the stock plans were determined at the date of grant separately for Class A and Class B option grants using the Black-Scholes option pricing model. The Company does not pay dividends, so no dividend rate assumption was made. The significant assumptions used to calculate the fair value of Class A and Class B option grants were as follows:

                                                  FISCAL YEAR ENDED
                                      ------------------------------------------
                                          2003           2002           2001
                                      ------------   ------------   ------------
Risk-free interest rates
  Class A...........................          4.3%           5.2%           6.4%
  Class B...........................  3.0% to 4.9%   4.8% to 4.9%   6.2% to 6.6%
Expected volatility of underlying
  stock
  Class A...........................          .466           .460           .380
  Class B...........................  .484 to .555           .460           .380
Expected life
  Class A...........................       5 years       10 years       10 years
  Class B...........................       6 years        6 years        6 years

     Assumptions utilized for the purchase of shares under the employee stock purchase program (Class A shares) are as follows: risk-free interest rates ranging from 1.5 percent to 2.2 percent, expected volatility ranging from .510 to .705, expected lives of six months and no expected dividends.

                              JO-ANN STORES, INC.

NOTE 2 -- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consists of the following (dollars in millions):

                                                                 FISCAL YEAR
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Land and buildings..........................................  $  52.9   $  51.9
Furniture, fixtures and equipment...........................    272.9     267.7
Leasehold improvements......................................     70.2      69.3
Construction in progress....................................      7.2       3.7
                                                              -------   -------
                                                                403.2     392.6
Less accumulated depreciation...............................   (212.9)   (182.5)
                                                              -------   -------
Property, equipment and leasehold improvements, net.........  $ 190.3   $ 210.1
                                                              =======   =======

NOTE 3 -- STORE CLOSINGS

     The Company reviews the productivity of its store base on an ongoing basis and actively manages its real estate to preserve maximum flexibility in its lease terms. In accordance with the applicable accounting literature (Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges,") the Company recorded a $17.1 million pre-tax charge to operating expenses in fiscal 2002 and a $6.7 million pre-tax charge to operating expenses in fiscal 2001 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan. The Company also incurred expenses of $0.5 million and $1.2 million, in fiscal 2002 and 2001, respectively, for store closings unrelated to the Turnaround Plan.

     As discussed earlier under Note 1 -- Significant Accounting Policies, the Company, effective December 31, 2002, is required to account for costs of store closings under SFAS No. 146. In addition, the Company has adopted the new accounting requirements related to asset impairment as required by SFAS No. 144, effective February 3, 2002.

     Through the end of fiscal 2003, the Company has closed 120 of the stores identified for closure as part of the Turnaround Plan. All of the remaining stores to be closed, with the exception of eight store locations, are scheduled to close in the next 24 months. The eight store locations will continue to be operated, due to the Company's inability to successfully negotiate an acceptable arrangement to exit the lease. A total of $7.7 million for estimated lease obligations of stores to be closed as part of the Turnaround Plan were reversed in the fourth quarter of fiscal 2003. The reversal related to stores where estimates were revised, as well as the eight stores we could not close. The Company also recorded an asset impairment charge in the fourth quarter of fiscal 2002 of $6.7 million for these eight stores and other store locations, representing the difference between the asset carrying value and the future net discounted cash flows estimated to be generated by those assets. The remainder of the store closing charges in fiscal 2003, highlighted in the table below, represents lease obligations and other costs associated with stores identified for closure in fiscal 2004 that were not part of the Turnaround Plan.

     The charges to the statement of operations for the three fiscal years ended February 1, 2003 related to store closings. The store closing charges are summarized as follows (dollars in millions),

                              JO-ANN STORES, INC.

NOTE 3 -- STORE CLOSINGS (CONTINUED)

and include charges both as part of our turnaround initiatives, as well as store closings from normal operating activity.

                                                               FISCAL YEAR ENDED
                                                             ---------------------
                                                              2003    2002    2001
                                                             ------   -----   ----
Store Closing Charges:
  Non-cancelable lease obligations.........................  $ (5.9)  $ 9.6   $4.1
  Asset impairment.........................................     6.7     5.0     --
  Other costs..............................................     0.6     3.0    3.8
                                                             ------   -----   ----
Total......................................................  $  1.4   $17.6   $7.9
                                                             ======   =====   ====

     Non-cancelable lease obligations include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated continuing lease obligations were reduced by anticipated sublease rental income.

     Asset impairments include write-downs of fixed assets for stores closed, or scheduled to be closed, and certain other store locations where impairment exists, to estimated fair value. The asset impairment represents the difference between the asset carrying value and the future net discounted cash flows estimated by us to be generated by those assets.

     Other costs represent other miscellaneous store closing costs, including among other things, costs related to fixtures, signage and register removal.

     In accordance with EITF 96-9 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring," the Company also recorded in cost of goods sold the markdown of certain inventory contained in the stores identified for closing to its net realizable value. Inventory write-downs recorded were $2.3 million in fiscal 2003 and $2.6 million in fiscal 2002. The inventory reserve remaining at February 1, 2003 is $2.7 million.

     Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended February 1, 2003 (dollars in millions):

                                         NON-CANCELABLE
                                             LEASE           ASSET      OTHER
                                          OBLIGATIONS     IMPAIRMENTS   COSTS     TOTAL
                                         --------------   -----------   ------    -----
BALANCE AT JAN 29, 2000................      $ 4.4          $   --      $   --    $ 4.4
Amounts charged to income..............        4.1              --         3.8      7.9
Utilization:
  Cash.................................       (3.0)             --          --     (3.0)
  Non-Cash.............................         --              --          --       --
                                             -----          ------      ------    -----
BALANCE AT FEB 3, 2001.................        5.5              --         3.8      9.3
Amounts charged to income..............        9.6             5.0         3.0     17.6
Utilization:
  Cash.................................       (3.9)             --        (5.6)    (9.5)
  Non-Cash.............................         --            (5.0)         --     (5.0)
                                             -----          ------      ------    -----
BALANCE AT FEB 2, 2002.................       11.2              --         1.2     12.4
Amounts charged to income..............       (5.9)            6.7         0.6      1.4
Utilization:
  Cash.................................       (1.8)             --        (0.9)    (2.7)
  Non-Cash.............................         --            (6.7)         --     (6.7)
                                             -----          ------      ------    -----
BALANCE AT FEB 1, 2003.................      $ 3.5          $   --      $  0.9    $ 4.4
                                             =====          ======      ======    =====

                              JO-ANN STORES, INC.

NOTE 4 -- INCOME TAXES

     The significant components of the income tax provision (benefit) are as follows (dollars in millions):

                                                               FISCAL YEAR ENDED
                                                             ----------------------
                                                             2003    2002     2001
                                                             -----   -----   ------
Current:
  Federal..................................................  $ 9.0   $(0.4)  $  6.9
  State and local..........................................    2.9    (0.1)    (0.7)
                                                             -----   -----   ------
                                                              11.9    (0.5)     6.2
Deferred...................................................   15.7    (8.3)   (10.5)
                                                             -----   -----   ------
Income tax provision (benefit).............................  $27.6   $(8.8)  $ (4.3)
                                                             =====   =====   ======

     The reconciliation of income tax at the statutory rate to the income tax provision (benefit) is as follows:

                                                                FISCAL YEAR ENDED
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
Federal income tax at the statutory rate....................  $25.4   $(8.1)  $(4.0)
Effect of:
  State and local taxes.....................................    2.9    (0.4)   (0.2)
  Other, net................................................   (0.7)   (0.3)   (0.1)
                                                              -----   -----   -----
Income tax provision (benefit)..............................  $27.6   $(8.8)  $(4.3)
                                                              =====   =====   =====

                              JO-ANN STORES, INC.

NOTE 4 -- INCOME TAXES (CONTINUED)

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 FISCAL YEAR
                                                              ASSET/(LIABILITY)
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Current
Deferred tax assets:
  Inventory items...........................................  $ 15.7    $ 17.3
  Employee benefits.........................................     2.4       2.9
  Lease obligations.........................................     8.0       6.0
  Other.....................................................     3.5       5.8
                                                              ------    ------
                                                                29.6      32.0
Deferred tax liabilities:
  Basis difference in net assets acquired...................    (1.4)     (1.4)
                                                              ------    ------
Net current deferred tax asset..............................  $ 28.2    $ 30.6
                                                              ======    ======
Non-current
Deferred tax assets:
  NOL carryforward..........................................  $   --    $  8.4
  Equity investment.........................................     2.5       2.5
  Other.....................................................     0.4       2.0
  Valuation allowance.......................................    (2.5)     (2.5)
                                                              ------    ------
                                                                 0.4      10.4
Deferred tax liabilities:
  Depreciation..............................................   (36.7)    (33.5)
  Basis difference in net assets acquired...................    (0.6)     (0.6)
  Other.....................................................    (0.3)      0.1
                                                              ------    ------
                                                               (37.6)    (34.0)
                                                              ------    ------
Net non-current deferred tax liability......................  $(37.2)   $(23.6)
                                                              ======    ======

     The Company has recorded a valuation allowance for losses on the minority equity investment which may not be realizable.

NOTE 5 -- FINANCING

     Long-term debt consists of the following (dollars in millions):

                                                                FISCAL YEAR
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Credit Facility - term loan.................................  $ 40.0   $ 40.0
Credit Facility - revolver..................................      --     33.7
Senior subordinated notes...................................   122.9    150.0
                                                              ------   ------
Long-term debt..............................................  $162.9   $223.7
                                                              ======   ======

                              JO-ANN STORES, INC.

NOTE 5 -- FINANCING (CONTINUED)

SECURED CREDIT FACILITIES

     In April 2001, the Company entered into a $365.0 million senior secured credit facility (the "Credit Facility") which expires on April 30, 2005. The Credit Facility consists of a $325.0 million revolving credit facility and a $40.0 million term loan, both secured by a first priority perfected security interest in the inventory, accounts receivable, property and other assets of the Company. There is no penalty if the Company elects to prepay the term loan principal, which is due on April 30, 2005. The Credit Facility is fully and unconditionally guaranteed by each of the Company's subsidiaries. The Credit Facility contains a letter of credit sub-limit of $150.0 million. Interest on borrowings under the Credit Facility is calculated at the bank's base rate or London Interbank Offered Rate ("LIBOR") plus 1.75 percent to 2.25 percent, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. Proceeds from the Credit Facility were used to repay all outstanding borrowings under the Company's prior $300.0 million senior credit facility and a $40.0 million synthetic lease facility that the Company had originally used to finance the construction of a distribution center in Visalia, California.

     As of February 1, 2003, the Company had borrowings outstanding of $40.0 million under the Credit Facility at an interest rate of 3.5% (which excludes the impact of the interest rate swap referred to in Financial Instruments of
Note 1 - Significant Accounting Policies) and $47.7 million of letters of credit outstanding. The Company pays quarterly commitment fees of between 1.25 percent and 2.25 percent per annum on outstanding letters of credit under the Credit Facility. The Company also pays quarterly fees of 0.375 percent per annum on the unused portion of the Credit Facility.

     The Credit Facility does not contain any financial covenant tests as long as excess availability, as defined, is greater than $35.0 million. A minimum net worth financial covenant test exists if excess availability is less than $35.0 million. In addition, capital expenditures under the Credit Facility are limited to $50.0 million per year, with any unused portion carried forward and available for use. The Credit Facility permits the repurchase of common shares of the Company, the repurchase of senior subordinated notes, and the payment of cash dividends (up to $5.0 million) in any fiscal year, subject to maintaining certain levels of excess availability. Excess availability under the Credit Facility was $155.0 million on February 1, 2003.

     The Company's weighted average interest rate (including the impact of the interest rate swaps referred to in Financial Instruments of Note 1 - Significant Accounting Policies) under the Credit Facility, prior senior credit facility and other lines of credit were 7.9 percent during fiscal 2003, 7.2 percent during fiscal 2002, and 7.9 percent during fiscal 2001.

SENIOR SUBORDINATED NOTES

     On May 5, 1999, the Company issued $150.0 million of 10 3/8 percent Notes due May 1, 2007. Interest on the Notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the Notes were issued at 98.5 percent of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. The Company has the option of redeeming the Notes at any time on or after May 1, 2003, in accordance with certain call provisions of the Notes Indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of the Company's subsidiaries.

                              JO-ANN STORES, INC.

NOTE 5 -- FINANCING (CONTINUED)

     During fiscal 2003, the Company purchased $27.1 million face value of the Notes. The purchases were made at an aggregate price of 104.3 percent to par value. The $1.9 million of aggregate pre-tax loss includes the premium to par value ($1.2 million) and the write off of deferred costs and original issue discount ($0.7 million) are reflected in selling, general, and administrative expenses.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

     On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the "Lortz Complaint") against the Company, on behalf of the Company's former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as "exempt" employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. A settlement in this case was reached and a pre-tax charge of $6.5 million was recorded in the fourth quarter of fiscal 2002. The settlement was paid in the first quarter of fiscal 2003.

NOTE 7 -- CAPITAL STOCK

     The following table details the common stock ($0.05 stated value) activity for fiscal 2003 and fiscal 2002:

                                           COMMON SHARES OUTSTANDING --
                                                  NET OF TREASURY
                                        -----------------------------------     SHARES
                                         CLASS A      CLASS B      TOTAL      IN TREASURY
                                        ----------   ---------   ----------   -----------
Balance at February 3, 2001...........   9,364,896   8,842,123   18,207,019    3,578,673
Issuance of restricted stock awards...      20,000         500       20,500           --
Issuance of common stock -
  Associate Stock Ownership Plan......     296,483          --      296,483           --
  Deferred stock......................         406         467          873           --
Cancellation of restricted stock
  awards..............................     (17,000)         --      (17,000)          --
Purchase of common stock..............     (37,881)    (36,879)     (74,760)      74,760
Issuance of treasury shares...........     198,898          --      198,898     (198,898)
                                        ----------   ---------   ----------    ---------
Balance at February 2, 2002...........   9,825,802   8,806,211   18,632,013    3,454,535
Options exercised.....................     221,789     589,827      811,616           --
Issuance of restricted stock awards...       9,000          --        9,000           --
Issuance of common stock -
  Associate Stock Ownership Plan......     218,275          --      218,275           --
Cancellation of restricted stock
  awards..............................     (13,500)         --      (13,500)          --
Purchase of common stock..............     (60,604)    (95,102)    (155,706)     155,706
Issuance of treasury shares...........      41,122          --       41,122      (41,122)
                                        ----------   ---------   ----------    ---------
Balance at February 1, 2003...........  10,241,884   9,300,936   19,542,820    3,569,119
                                        ==========   =========   ==========    =========

                              JO-ANN STORES, INC.

NOTE 7 -- CAPITAL STOCK (CONTINUED)

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

RIGHT TO ACQUIRE SHARES

     The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. The total number of both Class A and Class B common shares, subject to this agreement, was approximately 4.3 million shares as of February 1, 2003.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS

1998 INCENTIVE COMPENSATION PLAN

     The 1998 Incentive Compensation Plan (the "1998 Plan") includes a stock option program, a restricted stock program and an employee stock purchase program for employees, and a stock option program, a restricted stock and deferred stock program for non-employee directors. Shares subject to awards under the 1998 Plan may be Class A or Class B common shares. The total number of shares subject to awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of shares subject to awards actually granted in each such fiscal year.

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following table summarizes award activity and the number of shares available for future awards under the 1998 Plan at February 1, 2003:

                                                  STOCK      RESTRICTED
                                                 OPTIONS       STOCK        TOTAL
                                                ----------   ----------   ----------
Available at January 29, 2000.................                               560,079
  Fiscal year 2001 calculated available.......                               713,796
  Granted.....................................  (1,552,250)   (15,375)    (1,567,625)
  Cancellations...............................     344,300      4,875        349,175
                                                                          ----------
Available at February 3, 2001.................                                55,425
  Fiscal year 2002 calculated available.......                               672,856
  Granted.....................................    (426,700)   (18,000)      (444,700)
  Cancellations...............................     264,381     16,000        280,381
                                                                          ----------
Available at February 2, 2002.................                               563,962
  Fiscal year 2003 calculated available.......                               745,280
  Granted.....................................    (202,250)        --       (202,250)
  Cancellations...............................     163,189      3,000        166,189
                                                                          ----------
Available at February 1, 2003.................                             1,273,181
                                                                          ==========

  Employee Stock Option Program

     The employee stock options granted under the 1998 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment following the date of grant and generally expire seven to ten years after the date of the grant. Stock options granted under the Plan may become exercisable or expire under different terms as approved by the Compensation Committee of the Board of Directors.

  Restricted Stock Program

     The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. All restrictions to such restricted shares terminate if the grantee remains in the continuous service of the Company throughout the vesting period. Unearned compensation resulting from the issuance of restricted shares is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders' equity.

     The following table summarizes the restricted shares granted and weighted average grant price under the 1998 Plan:

                              CLASS A COMMON SHARES       CLASS B COMMON SHARES
                             -----------------------     -----------------------
                                            WEIGHTED                    WEIGHTED
                             RESTRICTED     AVERAGE      RESTRICTED     AVERAGE
                               SHARES        GRANT         SHARES        GRANT
FISCAL YEAR                   GRANTED        PRICE        GRANTED        PRICE
-----------                  ----------     --------     ----------     --------
2003.......................        --        $   --           --         $   --
2002.......................    18,000          4.49           --             --
2001.......................    15,000          6.74          375           7.92

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

  Employee Stock Purchase Program

     The employee stock purchase program (the Associate Stock Ownership Plan or "ASOP") was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2003, 2002 and 2001, stock purchase rights of 218,275 shares, 296,483 shares and 248,476 shares, respectively, were granted and exercised under the ASOP.

  Non-Employee Directors Deferred Stock Program

     On March 9, 2000, the Company established a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company's annual shareholder's meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. One-half of the cash compensation deferred is converted into Class A stock units and one-half into Class B stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of Class A and Class B common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2003, 2002 and 2001, 487 Class A units, 3,410 Class A units and 3,552 Class A units, respectively, and 579 Class B units, 5,036 Class B units and 3,997 Class B units, respectively, were deferred under the deferred stock program.

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

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

     In addition to the 1998 Plan, restricted shares of the Company's common stock are available for, and have been awarded to, executive officers, senior management and other key employees under the 1994 Executive Incentive Plan (the "Executive Plan"). At February 1, 2003, 11,000 Class A restricted shares were outstanding under the Executive Plan and 360,000 Class A and 451,000 Class B common shares are available for future awards.

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

     The following is a summary of the Company's stock option activity for the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan (collectively the "Plans"):

                                      CLASS A OPTIONS        CLASS B OPTIONS
                                    --------------------   --------------------     TOTAL
                                                WEIGHTED               WEIGHTED    CLASS A
                                                AVERAGE                AVERAGE       AND
                                    NUMBER OF   EXERCISE   NUMBER OF   EXERCISE    CLASS B
                                     OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS
                                    ---------   --------   ---------   --------   ---------
Outstanding at January 29, 2000...   624,789     $11.99    2,216,769    $13.87    2,841,558
  Granted.........................    10,000       8.75    1,921,250      7.67    1,931,250
  Exercised.......................    (7,838)      7.76       (2,588)     6.47      (10,426)
  Canceled........................  (150,562)     10.66     (703,337)    11.40     (853,899)
                                    --------               ---------              ---------
Outstanding at February 3, 2001...   476,389      12.41    3,432,094     10.91    3,908,483
  Granted.........................    18,283       4.84      408,417      3.16      426,700
  Exercised.......................        --         --           --        --           --
  Canceled........................  (116,892)     15.24     (457,201)    11.08     (574,093)
                                    --------               ---------              ---------
Outstanding at February 2, 2002...   377,780      11.17    3,383,310      9.92    3,761,090
  Granted.........................    12,500      23.23      189,750     18.20      202,250
  Exercised.......................  (221,789)     10.64     (589,827)    10.47     (811,616)
  Canceled........................   (25,600)     17.52     (266,139)     9.97     (291,739)
                                    --------               ---------              ---------
Outstanding at February 1, 2003...   142,891     $11.91    2,717,094    $10.37    2,859,985
                                    ========     ======    =========    ======    =========

                                      CLASS A OPTIONS        CLASS B OPTIONS
                                    --------------------   --------------------     TOTAL
                                                WEIGHTED               WEIGHTED    CLASS A
                                                AVERAGE                AVERAGE       AND
                                    NUMBER OF   EXERCISE   NUMBER OF   EXERCISE    CLASS B
                                     OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS
                                    ---------   --------   ---------   --------   ---------
Exercisable at:
  February 1, 2003................   114,916     $11.33    1,041,950    $13.14    1,156,866
  February 2, 2002................   353,814      11.33    1,282,589     14.01    1,636,403
  February 3, 2001................   444,889      12.05    1,194,538     14.13    1,639,427
Weighted average fair value of
  options granted during fiscal:
  2003............................   $ 10.73               $    9.92
  2002............................      2.91                    1.37
  2001............................      5.44                    3.76

                              JO-ANN STORES, INC.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following table summarizes the status of stock options outstanding and exercisable at February 1, 2003:

                        CLASS A                                  CLASS A
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICE        LIFE       EXERCISABLE    PRICE
-----------   ----------------   --------   -----------   -----------   --------
   55,491     $  4.40 to $7.75    $ 6.94     3.1 years       46,516      $ 7.41
   38,900        8.06 to 15.06      8.97     2.6 years       33,900        9.01
   48,500       15.19 to 29.06     19.95     5.6 years       34,500       18.91
-----------                                               -----------
  142,891     $ 4.40 to $29.06    $11.91     3.8 years      114,916      $11.33
===========   ================   ========                 ===========   ========

                        CLASS B                                  CLASS B
                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                             WEIGHTED
                                 WEIGHTED     AVERAGE                   WEIGHTED
                  RANGE OF       AVERAGE     REMAINING                  AVERAGE
  NUMBER          EXERCISE       EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
OUTSTANDING        PRICES         PRICE        LIFE       EXERCISABLE    PRICE
-----------   ----------------   --------   -----------   -----------   --------
   625,644    $  2.40 to $7.75    $ 5.18     6.9 years       205,473     $ 3.47
 1,226,650       7.75 to 10.94      8.34     7.0 years       168,177      10.66
   864,800      11.38 to 26.66     17.02     5.8 years       668,300      16.74
-----------                                               -----------
 2,717,094    $ 2.40 to $26.66    $10.37     6.6 years     1,041,950     $13.14
===========   ================   ========                 ===========   ========

NOTE 9 -- SAVINGS PLAN AND POSTRETIREMENT BENEFITS

     The Company sponsors the Jo-Ann Stores, Inc. Savings Plan 401(k) (the "Savings Plan"), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company's common stock, up to a maximum employee contribution of four percent of the employee's annual compensation. Employer contributions of the Company's common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company's matching contributions during fiscal 2003, 2002 and 2001 were $0.9 million, $1.0 million and $1.0 million, respectively. Plan assets included 742,825 shares of Class A common shares and 223,847 shares of Class B common shares at February 1, 2003. Holders of the Class A common shares are entitled to vote their respective shares.

     The Company does not provide post-retirement health care benefits for its employees.

NOTE 10 -- LEASES

     With the exception of one superstore, all of the Company's retail stores operate out of leased facilities. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10-15 years and renewal options generally ranging from 5-20 years. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area

                              JO-ANN STORES, INC.

NOTE 10 -- LEASES

maintenance expenses. The Company also leases certain computer and store equipment, generally under five-year or less lease terms.

     The following is a schedule of future minimum rental payments under non-cancelable operating leases:

                                                               MINIMUM
FISCAL YEAR ENDED                                              RENTALS
-----------------                                              -------
(Dollars in millions)
2004........................................................   $116.8
2005........................................................    111.5
2006........................................................    101.6
2007........................................................     84.5
2008........................................................     68.5
Thereafter..................................................    204.8
                                                               ------
                                                               $687.7
                                                               ======

     Rent expense was as follows:

FISCAL YEAR ENDED                                 2003     2002     2001
-----------------                                ------   ------   ------
(Dollars in millions)
Minimum rentals................................  $122.6   $122.6   $124.6
Contingent rentals.............................     4.1      2.7      2.3
Sublease rentals...............................    (7.5)    (6.0)    (4.8)
                                                 ------   ------   ------
                                                 $119.2   $119.3   $122.1
                                                 ======   ======   ======

NOTE 11 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized below are the unaudited results of operations by quarter for fiscal 2003 and 2002:

                                                  FIRST     SECOND      THIRD     FOURTH
FISCAL 2003                                      QUARTER    QUARTER    QUARTER    QUARTER
-----------                                      -------    -------    -------    -------
(Dollars in millions, except per share data)
Net sales......................................  $372.4     $353.7     $430.1     $525.8
Gross margin...................................   180.8      171.6      197.4      227.7
Net income.....................................     8.7        2.0        8.9       25.3
Net income per common share:
  Basic........................................  $ 0.46     $ 0.11     $ 0.46     $ 1.30
  Diluted......................................    0.43       0.10       0.44       1.24

     Net income in the fourth quarter of fiscal 2003 was increased $2.2 million, net-of-tax, due to certain year-end adjustments. Gross margin increased by $4.3 million pre-tax as a result of adjustments to the shrink reserve, net of an increase in the closed store inventory reserves. Selling, general and administrative expenses increased $0.7 million as a result of adjustments made to the closed store reserves for asset impairment and non-cancelable lease obligations.

                              JO-ANN STORES, INC.

NOTE 11 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                                  FIRST     SECOND      THIRD     FOURTH
FISCAL 2002                                      QUARTER    QUARTER    QUARTER    QUARTER
-----------                                      -------    -------    -------    -------
(Dollars in millions, except per share data)
Net sales......................................  $328.9     $330.2     $413.0     $498.2
Gross margin...................................   151.1      139.2      182.6      220.2
Net income (loss)..............................    (6.4)     (16.1)     (11.3)      18.9
Net income (loss) per common share:
  Basic........................................  $(0.35)    $(0.88)    $(0.61)    $ 1.02
  Diluted......................................   (0.35)     (0.88)     (0.61)      1.01

     Net income in the fourth quarter was decreased by $4.0 million, net-of-tax, due to the settlement of certain litigation. Selling, general and administrative expenses increased $6.5 million due to this settlement. See Note
6 -- Commitments and Contingencies.

NOTE 12 -- MINORITY INVESTMENT

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

     During the fourth quarter of fiscal 2001, the Company reduced the carrying value of the its investment in IdeaForest to zero, which resulted in a $3.3 million charge. The decision to reduce the carrying value of the investment to zero was predicated on operating projections prepared by IdeaForest that resulted in its cash balance being reduced to near zero before cash flow positive operating status was achieved. Currently, IdeaForest's operations on an annualized basis are not yet profitable, but the company is approaching a cash flow breakeven level. The Company remains committed to an online presence and will continue to evaluate its options with IdeaForest as the company demonstrates continued improvement in its operations.

                              JO-ANN STORES, INC.

NOTE 13 -- CONSOLIDATING FINANCIAL STATEMENTS

     The Company's 10 3/8 percent senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the years ended February 1, 2003 is as follows:

                                          FEBRUARY 1, 2003
                         ---------------------------------------------------
CONSOLIDATING                      GUARANTOR
BALANCE SHEETS           PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------           ------   ------------   ------------   ------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and temporary
    cash investments...  $ 60.2      $  3.0        $    --        $  63.2
  Inventories..........   132.9       230.2             --          363.1
  Deferred income
    taxes..............    21.5         6.7             --           28.2
  Prepaid expenses and
    other current
    assets.............    11.2         6.0             --           17.2
                         ------      ------        -------        -------
Total current assets...   225.8       245.9             --          471.7
Property, equipment and
  leasehold
  improvements, net....    65.8       124.5             --          190.3
Goodwill, net..........      --        26.5             --           26.5
Other assets...........    14.6         1.4             --           16.0
Investment in
  subsidiaries.........    22.6          --          (22.6)            --
Intercompany
  receivable...........   371.4          --         (371.4)            --
                         ------      ------        -------        -------
Total assets...........  $700.2      $398.3        $(394.0)       $ 704.5
                         ======      ======        =======        =======
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....  $130.3      $ (0.4)       $    --        $ 129.9
  Accrued expenses.....    94.7       (18.8)            --           75.9
                         ------      ------        -------        -------
Total current
  liabilities..........   225.0       (19.2)            --          205.8
Long-term debt.........   162.9          --             --          162.9
Deferred income
  taxes................    17.6        19.6             --           37.2
Other long-term
  liabilities..........     5.3         3.9             --            9.2
Intercompany payable...      --       371.4         (371.4)            --
Shareholders' equity:
  Common stock.........     1.0          --             --            1.0
  Additional paid-in
    capital............   113.9          --             --          113.9
  Unamortized
    restricted stock
    awards.............    (0.4)         --             --           (0.4)
  Retained earnings....   217.8        22.6          (22.6)         217.8
  Accumulated other
    comprehensive
    loss...............    (2.6)         --             --           (2.6)
                         ------      ------        -------        -------
                          329.7        22.6          (22.6)         329.7
  Treasury stock, at
    cost...............   (40.3)         --             --          (40.3)
                         ------      ------        -------        -------
Total shareholders'
  equity...............   289.4        22.6          (22.6)         289.4
                         ------      ------        -------        -------
Total liabilities and
  shareholders'
  equity...............  $700.2      $398.3        $(394.0)       $ 704.5
                         ======      ======        =======        =======

                                          FEBRUARY 2, 2002
                         ---------------------------------------------------
CONSOLIDATING                      GUARANTOR
BALANCE SHEETS           PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------           ------   ------------   ------------   ------------
                                        (Dollars in millions)
ASSETS
Current assets:
  Cash and temporary
    cash investments...  $ 17.5      $  3.6        $    --         $ 21.1
  Inventories..........   152.8       216.2             --          369.0
  Deferred income
    taxes..............    25.4         5.2             --           30.6
  Prepaid expenses and
    other current
    assets.............    10.4         7.1             --           17.5
                         ------      ------        -------         ------
Total current assets...   206.1       232.1             --          438.2
Property, equipment and
  leasehold
  improvements, net....    64.7       145.4             --          210.1
Goodwill, net..........      --        26.5             --           26.5
Other assets...........    17.3         1.6             --           18.9
Investment in
  subsidiaries.........     3.6          --           (3.6)            --
Intercompany
  receivable...........   418.0          --         (418.0)            --
                         ------      ------        -------         ------
Total assets...........  $709.7      $405.6        $(421.6)        $693.7
                         ======      ======        =======         ======
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....  $122.7      $  0.4        $    --         $123.1
  Accrued expenses.....   111.2       (28.9)            --           82.3
                         ------      ------        -------         ------
Total current
  liabilities..........   233.9       (28.5)            --          205.4
Long-term debt.........   223.7          --             --          223.7
Deferred income
  taxes................    14.6         9.0             --           23.6
Other long-term
  liabilities..........     4.7         3.5             --            8.2
Intercompany payable...      --       418.0         (418.0)
Shareholders' equity:
  Common stock.........     1.1          --             --            1.1
  Additional paid-in
    capital............    99.7          --             --           99.7
  Unamortized
    restricted stock
    awards.............    (0.6)         --             --           (0.6)
  Retained earnings....   172.9         3.6           (3.6)         172.9
  Accumulated other
    comprehensive
    loss...............    (3.0)         --             --           (3.0)
                         ------      ------        -------         ------
                          270.1         3.6           (3.6)         270.1
  Treasury stock, at
    cost...............   (37.3)         --             --          (37.3)
                         ------      ------        -------         ------
Total shareholders'
  equity...............   232.8         3.6           (3.6)         232.8
                         ------      ------        -------         ------
Total liabilities and
  shareholders'
  equity...............  $709.7      $405.6        $(421.6)        $693.7
                         ======      ======        =======         ======

                              JO-ANN STORES, INC.

NOTE 13 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                     FISCAL YEAR ENDED
                         ---------------------------------------------------------------------------------------------------------
                                          FEBRUARY 1, 2003                                      FEBRUARY 2, 2002
CONSOLIDATING            ---------------------------------------------------   ---------------------------------------------------
STATEMENTS                         GUARANTOR                                             GUARANTOR
OF OPERATIONS            PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED   PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------            ------   ------------   ------------   ------------   ------   ------------   ------------   ------------
                                                                   (Dollars in millions)
Net sales..............  $924.7     $1,525.6       $(768.3)       $1,682.0     $862.6     $1,614.7       $(907.0)       $1,570.3
Cost of sales..........   562.1      1,110.7        (768.3)          904.5      528.2      1,256.0        (907.0)          877.2
                         ------     --------       -------        --------     ------     --------       -------        --------
  Gross margin.........   362.6        414.9            --           777.5      334.4        358.7            --           693.1
Selling, general and
  administrative
  expenses.............   320.0        322.9            --           642.9      326.1        318.1            --           644.2
Depreciation and
  amortization.........    13.0         23.1            --            36.1       15.3         24.0            --            39.3
                         ------     --------       -------        --------     ------     --------       -------        --------
  Operating profit
    (loss).............    29.6         68.9            --            98.5       (7.0)        16.6            --             9.6
Interest expense,
  net..................     9.8         16.2            --            26.0       14.5         18.2            --            32.7
                         ------     --------       -------        --------     ------     --------       -------        --------
  Income (loss) before
    income taxes.......    19.8         52.7            --            72.5      (21.5)        (1.6)           --           (23.1)
Income tax provision
  (benefit)............     8.9         18.7            --            27.6       (8.5)        (0.3)           --            (8.8)
                         ------     --------       -------        --------     ------     --------       -------        --------
  Income (loss) before
    equity loss and
    extraordinary
    item...............    10.9         34.0            --            44.9      (13.0)        (1.3)           --           (14.3)
Equity income (loss)
  from subsidiaries....    34.0           --         (34.0)             --       (1.3)          --           1.3              --
                         ------     --------       -------        --------     ------     --------       -------        --------
  Income (loss) before
    extraordinary
    item...............    44.9         34.0         (34.0)           44.9      (14.3)        (1.3)          1.3           (14.3)
Extraordinary item, net
  of tax benefit.......      --           --            --              --       (0.6)          --            --            (0.6)
                         ------     --------       -------        --------     ------     --------       -------        --------
Net income (loss)......  $ 44.9     $   34.0       $ (34.0)       $   44.9     $(14.9)    $   (1.3)      $   1.3        $  (14.9)
                         ======     ========       =======        ========     ======     ========       =======        ========

                                                                      FISCAL YEAR ENDED FEBRUARY 3, 2001
                                                              ---------------------------------------------------
                                                                        GUARANTOR
CONSOLIDATING STATEMENTS OF OPERATIONS                        PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------                        ------   ------------   ------------   ------------
                                                                             (Dollars in millions)
Net sales...................................................  $815.7     $1,436.9       $(769.3)       $1,483.3
Cost of sales...............................................   511.1      1,096.4        (769.3)          838.2
                                                              ------     --------       -------        --------
  Gross margin..............................................   304.6        340.5            --           645.1
Selling, general and administrative expenses................   293.7        295.5            --           589.2
Depreciation and amortization...............................    17.1         21.2            --            38.3
                                                              ------     --------       -------        --------
  Operating profit (loss)...................................    (6.2)        23.8            --            17.6
Interest expense, net.......................................    13.5         15.5            --            29.0
                                                              ------     --------       -------        --------
  Income (loss) before income taxes.........................   (19.7)         8.3            --           (11.4)
Income tax provision (benefit)..............................    (7.6)         3.3            --            (4.3)
                                                              ------     --------       -------        --------
  Income (loss) before equity loss and extraordinary item...   (12.1)         5.0            --            (7.1)
Equity and asset impairment losses of minority investment...    (6.5)          --            --            (6.5)
Equity income (loss) from subsidiaries......................     5.0           --          (5.0)             --
                                                              ------     --------       -------        --------
  Income (loss) before extraordinary item...................   (13.6)         5.0          (5.0)          (13.6)
Extraordinary item, net of tax benefit......................      --           --            --              --
                                                              ------     --------       -------        --------
Net income (loss)...........................................  $(13.6)    $    5.0       $  (5.0)       $  (13.6)
                                                              ======     ========       =======        ========

                              JO-ANN STORES, INC.

NOTE 13 -- CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                                     FISCAL YEAR ENDED
                         ----------------------------------------------------------------------------------------------------------
                                          FEBRUARY 1, 2003                                       FEBRUARY 2, 2002
CONSOLIDATING            ---------------------------------------------------   ----------------------------------------------------
STATEMENTS OF                      GUARANTOR                                              GUARANTOR
CASH FLOWS               PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED   PARENT    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------            ------   ------------   ------------   ------------   -------   ------------   ------------   ------------
                                                                   (Dollars in millions)
Net cash provided by
  operating
  activities...........  $107.6      $11.6            $--          $119.2      $  31.4      $56.8            $--         $  88.2
Net cash flows used for
  investing activities:
  Capital
    expenditures.......   (10.5)     (12.2)           --            (22.7)        (9.6)     (56.9)           --            (66.5)
                         ------      -----            --           ------      -------      -----            --          -------
Net cash used for
  investing
  activities...........   (10.5)     (12.2)           --            (22.7)        (9.6)     (56.9)           --            (66.5)
Net cash flows used for
  financing activities:
  Proceeds from senior
    secured credit
    facility, net......      --         --            --               --        171.6         --            --            171.6
  Repayment of prior
    senior credit
    facility...........      --         --            --               --       (123.8)        --            --           (123.8)
  Net change in
    revolving credit
    facility...........   (33.7)        --            --            (33.7)       (69.1)        --            --            (69.1)
  Repurchase of senior
    subordinated
    notes..............   (28.3)        --            --            (28.3)          --         --            --               --
  Proceeds from
    exercise of stock
    options............     8.5         --            --              8.5           --         --            --               --
  Purchase of common
    stock..............    (3.4)        --            --             (3.4)        (0.4)        --            --             (0.4)
  Other, net...........     2.5         --            --              2.5          3.6         --            --              3.6
                         ------      -----            --           ------      -------      -----            --          -------
Net cash used for
  financing
  activities...........   (54.4)        --            --            (54.4)       (18.1)        --            --            (18.1)
                         ------      -----            --           ------      -------      -----            --          -------
Net increase (decrease)
  in cash..............    42.7       (0.6)           --             42.1          3.7       (0.1)           --              3.6
Cash and temporary cash
  investments at
  beginning of year....    17.5        3.6            --             21.1         13.8        3.7            --             17.5
                         ------      -----            --           ------      -------      -----            --          -------
Cash and temporary cash
  investments at end of
  year.................  $ 60.2      $ 3.0            $--          $ 63.2      $  17.5      $ 3.6            $--         $  21.1
                         ======      =====            ==           ======      =======      =====            ==          =======

                              JO-ANN STORES, INC.

                                                                      FISCAL YEAR ENDED FEBRUARY 3, 2001
                                                              ---------------------------------------------------
                                                                        GUARANTOR
CONSOLIDATING STATEMENTS OF CASH FLOWS                        PARENT   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------                        ------   ------------   ------------   ------------
                                                                             (Dollars in millions)
Net cash provided by operating activities...................  $19.0       $20.0          $  --          $39.0
Net cash flows used for investing activities:
  Capital expenditures......................................  (13.4)      (22.5)            --          (35.9)
  Minority investment.......................................   (6.5)         --             --           (6.5)
  Other, net................................................     --         1.7             --            1.7
                                                              -----       -----          -----          -----
Net cash used for investing activities......................  (19.9)      (20.8)            --          (40.7)
Net cash flows used for financing activities:
  Net change in revolving credit facility...................   (5.2)         --             --           (5.2)
  Purchase of common stock..................................   (0.1)         --             --           (0.1)
  Other, net................................................    3.1          --             --            3.1
                                                              -----       -----          -----          -----
Net cash used for financing activities......................   (2.2)         --             --           (2.2)
                                                              -----       -----          -----          -----
Net decrease in cash........................................   (3.1)       (0.8)            --           (3.9)
Cash and cash equivalents at beginning of year..............   16.9         4.5             --           21.4
                                                              -----       -----          -----          -----
Cash and cash equivalents at end of year....................  $13.8       $ 3.7          $  --          $17.5
                                                              =====       =====          =====          =====

   REPORT OF FORMER INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
                                    SCHEDULE

     This is a copy of the report on the financial schedule previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the fiscal year ended February 2, 2002. This report on the financial statement schedule has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report on the financial statement schedule included on page 64 in this Form 10-K. For further discussion, see Exhibit 23.1.

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

Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2002.

                                                                     SCHEDULE II

                              JO-ANN STORES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                     FISCAL YEAR ENDED 2003, 2002 AND 2001
                             (Dollars in millions)

                                     BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                     BEGINNING    COSTS AND      OTHER                     END OF
                                     OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                     ----------   ----------   ----------   ----------   ----------
February 1, 2003
  Closed store reserve.............    $12.4        $ 1.4          $--        $ (9.4)      $ 4.4
February 2, 2002
  Closed store reserve.............      9.3         17.6          --          (14.5)       12.4
February 3, 2001
  Closed store reserve.............      4.4          7.9          --           (3.0)        9.3

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our financial statements for 2001 and 2002 were audited by Arthur Andersen LLP. As a result of Arthur Andersen ceasing its operations, we changed our auditors to Ernst & Young LLP on May 29, 2002. This change was reported in a Current Report on Form 8-K dated May 29, 2002. The Company had no disagreements with Arthur Andersen during fiscal 2001 or fiscal 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Nominees to and Current Members of the Board of Directors" in the Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be held on June 10, 2003 (the "Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company's fiscal year. Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

     Information required by this Item 10 as to Involvement in Certain Legal Proceedings is included under Item 3, Legal Proceedings contained in this document.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Compensation of Directors" and "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Principal Shareholders" in the Proxy Statement.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                  NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE
                                    NUMBER OF SECURITIES                          FOR FUTURE ISSUANCE
                                     TO BE ISSUED UPON                                UNDER EQUITY
                                        EXERCISE OF          WEIGHTED-AVERAGE      COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,    EXERCISE PRICE OF          (EXCLUDING
                                          WARRANTS         OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                         AND RIGHTS        WARRANTS AND RIGHTS       IN COLUMN (A))
PLAN CATEGORY                               (A)                    (B)                    (C)
-------------                       --------------------   --------------------   --------------------
Equity compensation plans approved
  by security holders.............       2,634,985                $10.68               1,774,939
Equity compensation plans not
  approved by security
  holders(1)......................         225,000                  7.75
                                         ---------                ------               ---------
Total.............................       2,859,985                $10.45               1,774,939
                                         =========                ======               =========

---------------

(1) On February 9, 2001, the Company registered 319,000 Class B common shares to be issued in connection with options to purchase Class B common shares pursuant to award agreements with certain employees. The options were granted under the rules provided for in the 1998 Incentive Compensation Plan. As of February 1, 2003, 225,000 of the 319,000 securities registered remain to be issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co., which manages numerous shopping centers. Twelve of these shopping centers contain stores of our Company. Two of the leases were entered into after Mr. Gumberg became a Director of our Company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid during fiscal 2003, 2002 and 2001 on these stores amounted to $1.4 million, $1.3 million and $1.4 million, respectively.

     Betty Rosskamm, Alma Zimmerman and the Company have entered into an agreement, dated September 26, 1997, relating to their Jo-Ann Stores Class A and Class B common shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders, and Alma Zimmerman and her lineal descendants and permitted holders, may each sell up to 200,000 Class A common shares in any calendar year and may not sell more than 100,000 of those shares in any 180-day period. Mrs. Rosskamm and Mrs. Zimmerman collectively, may each sell up to 100,000 of their Class B common shares in any 60-day period. If either Mrs. Rosskamm or Mrs. Zimmerman plan to sell a number of their Class A common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party to the agreement, and then with the other family's permission, to the Company. If either Mrs. Rosskamm or Mrs. Zimmerman plan to sell a number of their Class B common shares in excess of the number permitted under the agreement, each family must first offer to sell those shares to the Company.

ITEM 14.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934). Within the 90 days prior to the filing of our Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer (Chief Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic reports filed with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules

                 The consolidated financial statements and the related financial statement schedule filed as part of this Form 10-K are located as set forth in the index on page 31 of this report.

     (3) Exhibits

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
   3.1   Amended Articles of Incorporation of Jo-Ann Stores, Inc.
  3.1.1  Certificate of Amendment to the Amended Articles of
         Incorporation (filed as an Exhibit 3.1(b) to the
         Registrant's Form 10-K filed with the Commission on April
         16, 1999 and incorporated herein by reference)
   3.2   Regulations of Jo-Ann Stores, Inc., as amended
   4.1   Form of Amended and Restated Rights Agreement, dated October
         31 2000, between the Registrant and National City Bank, as
         Rights Agent (filed as an Exhibit 4.1 to the Registrant's
         Form 10-K filed with the Commission on May 4, 2001 and
         incorporated herein by reference)
   4.2   Indenture between the Registrant and FCA Financial, Inc.,
         Fabri-Centers of South Dakota, Inc., Fabri-Centers of
         California, Inc., FCA of Ohio, Inc., and House of Fabrics,
         Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10 3/8% Senior Subordinated Notes
         Due 2007 (filed as an Exhibit 4.2 to the Registrant's Form
         S-4 filed with the Commission on June 16, 1999 and
         incorporated herein by reference)
   4.3   Form of Certificate of the 10 3/8% Senior Subordinated Notes
         due 2007 (filed as an Exhibit 4.3 to the Registrant's Form
         S-4 filed with the Commission on June 16, 1999 and
         incorporated herein by Reference)
   4.4   Registration Rights Agreement among the Registrant, FCA
         Financial, Inc., Fabri-Centers of South Dakota, Inc.,
         Fabri-Centers of California, Inc., FCA of Ohio, Inc., and
         House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner &
         Smith Incorporated, Goldman, Sachs & Co., and Banc One
         Capital Markets, Inc. relating to the 10 3/8% Senior
         Subordinated Notes due 2007 (filed as an Exhibit 4.4 to the
         Registrant's Form S-4 filed with the Commission on June 16,
         1999 and incorporated herein by reference)
  10.1   Form of Split Dollar Life Insurance Agreement between the
         Registrant and certain of its officers*
  10.2   List of Executive Officers who are parties to the Split
         Dollar Life Insurance Agreement with the Registrant
 10.2.1  Split Dollar Life Insurance Agreement and Assignment with
         New York Life Insurance Company between the Registrant and
         Alan Rosskamm dated May 27, 1994*
 10.2.2  Split Dollar Life Insurance Agreement and Assignment with
         The Northwestern Mutual Life Insurance Company between the
         Registrant and Alan Rosskamm dated May 27, 1994*
  10.3   Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984*
  10.4   Split Dollar Life Insurance Agreements and Assignments
         between the Registrant and Betty Rosskamm dated October 19,
         1984*
  10.5   Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as
         amended*
  10.6   List of Executive Officers who participate in the
         Registrant's Supplemental Retirement Plan, as amended

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  10.7   Employment Agreement dated July 30, 2001 between the
         Registrant and Alan Rosskamm (filed as an Exhibit 10.7 to
         the Registrant's Form 10-K filed with the Commission on May
         2, 2002 and incorporated herein by reference)*
 10.7.1  Form of Employment Agreement between the Registrant and certain Executive Officers (filed as an Exhibit 10.7.1 to
         the Registrant's Form 10-K filed with the Commission on May
         2, 2002 and incorporated herein by reference)*
 10.7.2  List of Executive Officers who are parties to an Employment
         Agreement with the Registrant
  10.8   Fabri-Centers of America, Inc. 1990 Employees Stock Option
         and Stock Appreciation Rights Plan, as amended*
  10.9   Fabri-Centers of America, Inc. 1998 Incentive Compensation
         Plan (filed as an Appendix A to the Registrant's Proxy
         Statement for its Annual Meeting held on June 4, 1998 filed with the Commission on Schedule 14A on May 8, 1998 and
         incorporated herein by reference)*
  10.10  Amended and Restated Agreement dated September 26, 1997 among Fabri-Centers of America, Inc., Betty Rosskamm and
         Justin Zimmerman and Alma Zimmerman (filed as an Exhibit
         10.2 to the Registrant's Form 10-K filed with the Commission on April 16, 1999 and incorporated herein by reference)
  10.11  Credit Agreement dated as of April 24, 2001 among the
         Registrant, as borrower, Fleet National Bank, as Issuing
         Bank, Fleet Retail Finance Inc., as Administrative Agent and
         Collateral Agent, Congress Financial Corporation, as
         Documentation Agent, GMAC Commercial Credit, LLC, National
         City Commercial Finance, Inc. and The CIT Group / Business
         Credit, Inc. as Co-Agents and Fleet Securities Inc. as
         Arranger and Syndication Agent (filed as an Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on June
         19, 2001 and incorporated herein by reference)
  10.12  Amendment No. 1 to Credit Agreement dated as of April 24,
         2001 (filed as an Exhibit 10.2 to the Registrant's Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)
  11     Fabri-Centers of America, Inc. Executive Incentive Plan*
  12     Ratio of Earnings to Fixed Charges
  21     Subsidiaries of Jo-Ann Stores, Inc.
  23     Consent of Ernst & Young LLP, Independent Auditors
  23.1   Notice regarding Consent of Arthur Andersen LLP
  24     Power of Attorney
  99.2   Certification of Principal Executive Officer (Section 906)
  99.3   Certification of Principal Financial Officer (Section 906)

---------------

* Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

             By: /s/ ALAN ROSSKAMM                May 2, 2003
   ------------------------------------------
                 Alan Rosskamm
     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 SIGNATURE                                           TITLE
                 ---------                                           -----
             /s/ ALAN ROSSKAMM
 ------------------------------------------  Chairman of the Board and Director
               Alan Rosskamm                 (Chief Executive Officer)




            /s/ BRIAN P. CARNEY*
 ------------------------------------------  Executive Vice President and Chief Financial Officer
              Brian P. Carney                (Chief Accounting Officer)




            /s/ BETTY ROSSKAMM*
 ------------------------------------------
               Betty Rosskamm                Director




            /s/ ALMA ZIMMERMAN*
 ------------------------------------------
               Alma Zimmerman                Director




              /s/ SCOTT COWEN*
 ------------------------------------------
                Scott Cowen                  Director




             /s/ FRANK NEWMAN*
 ------------------------------------------
                Frank Newman                 Director




              /s/ IRA GUMBERG*
 ------------------------------------------
                Ira Gumberg                  Director




             /s/ GREGG SEARLE*
 ------------------------------------------
                Gregg Searle                 Director




              /s/ BERYL RAFF*
 ------------------------------------------
                 Beryl Raff                  Director

     The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

             *By: /s/ ALAN ROSSKAMM               May 2, 2003
   ------------------------------------------
        Alan Rosskamm, Attorney-in-Fact

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Alan Rosskamm, certify that:

1. I have reviewed this Annual Report on Form 10-K of Jo-Ann Stores, Inc. (the "Registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

   b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

   c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003

                                          /s/ ALAN ROSSKAMM
                                          --------------------------------------
                                          Alan Rosskamm,
                                          President and Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Brian P. Carney, certify that:

1. I have reviewed this Annual Report on Form 10-K of Jo-Ann Stores, Inc. (the "Registrant");

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

   b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

   c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003

                                          /s/ BRIAN P. CARNEY
                                          --------------------------------------
                                          Brian P. Carney,
                                          Executive Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
   3.1   Amended Articles of Incorporation of Jo-Ann Stores, Inc.
   3.2   Regulations of Jo-Ann Stores, Inc., as amended
  10.1   Form of Split Dollar Life Insurance Agreement between the
         Registrant and certain of its officers
  10.2   List of Executive Officers who are parties to the Split
         Dollar Life Insurance Agreement with the Registrant
 10.2.1  Split Dollar Life Insurance Agreement and Assignment with
         New York Life Insurance Company between the Registrant and
         Alan Rosskamm dated May 27, 1994
 10.2.2  Split Dollar Life Insurance Agreement and Assignment with
         The Northwestern Mutual Life Insurance Company between the
         Registrant and Alan Rosskamm dated May 27, 1994
  10.3   Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984
  10.4   Split Dollar Life Insurance Agreements and Assignments
         between the Registrant and Betty Rosskamm dated October 19,
         1984
  10.5   Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as
         amended
  10.6   List of Executive Officers who participate in the
         Registrant's Supplemental Retirement Plan, as amended
 10.7.2  List of Executive Officers who are parties to an Employment
         Agreement with the Registrant
  10.8   Fabri-Centers of America, Inc. 1990 Employees Stock Option
         and Stock Appreciation Rights Plan, as amended
  11     Fabri-Centers of America, Inc. Executive Incentive Plan
  12     Ratio of Earnings to Fixed Charges
  21     Subsidiaries of Jo-Ann Stores, Inc.
  23     Consent of Ernst & Young LLP, Independent Auditors
  23.1   Notice regarding Consent of Arthur Andersen LLP
  24     Power of Attorney
  99.2   Certification of Principal Executive Officer (Section 906)
  99.3   Certification of Principal Financial Officer (Section 906)