Form 10-Q
period 2003-05-03
JO-ANN STORES INC
filed 2003-06-11
CIK 34151

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


                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Common Stock outstanding at June 6, 2003: 10,449,864

         Shares of Class B Common Stock outstanding at June 6, 2003:  9,508,460

================================================================================

JO-ANN STORES, INC.
FORM 10-Q INDEX
FOR THE QUARTER ENDED MAY 3, 2003
--------------------------------------------------------------------------------

                                                                                    Page Numbers
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of May 3, 2003, February 1, 2003
                 and May 4, 2002                                                         3

                 Consolidated Statements of Operations for the Thirteen Weeks
                 Ended May 3, 2003 and May 4, 2002                                       4

                 Consolidated Statements of Cash Flows for the Thirteen Weeks
                 Ended May 3, 2003 and May 4, 2002                                       5

                 Notes to Consolidated Financial Statements                              6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                              14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk             18

         Item 4. Controls and Procedures                                                18

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                      19

         Item 6. Exhibits and Reports on Form 8-K                                       19

         Signatures                                                                     20

         Certification by Chief Executive Officer                                       21

         Certification by Chief Financial Officer                                       22


PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               JO-ANN STORES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)                     (UNAUDITED)
                                                                                  MAY 3,        FEBRUARY 1,       MAY 4,
                                                                                   2003            2003            2002

----------------------------------------------------------------------------------------------------------------------------
                                                                                          (DOLLARS IN MILLIONS,
                                                                                     EXCEPT SHARE AND PER SHARE DATA)
 ASSETS
 Current assets:
     Cash and cash equivalents                                                   $   26.0        $   63.2        $   19.8
     Inventories                                                                    369.1           363.1           400.1
     Deferred income taxes                                                           28.1            28.2            30.3
     Prepaid expenses and other current assets                                       17.0            17.2            17.6
                                                                                 --------        --------        --------
 Total current assets                                                               440.2           471.7           467.8

 Property, equipment and leasehold improvements, net                                183.5           190.3           203.9
 Goodwill, net                                                                       26.5            26.5            26.5
 Other assets                                                                        15.1            16.0            18.2
                                                                                 --------        --------        --------
 Total assets                                                                    $  665.3        $  704.5        $  716.4
                                                                                  =======        ========        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                            $  136.0        $  129.9        $  142.4
     Accrued expenses                                                                59.9            75.9            75.4
                                                                                 --------        --------        --------
 Total current liabilities                                                          195.9           205.8           217.8

 Long-term debt                                                                     124.9           162.9           223.5
 Deferred income taxes                                                               37.2            37.2            23.6
 Other long-term liabilities                                                          9.6             9.2             8.4

 Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
       issued                                                                          --              --              --
     Common stock:
        Class A, stated value $0.05 per share; 75,000,000 authorized, issued
          and outstanding 10,441,566, 10,241,884 and 10,013,152,                                                      0.6
          respectively                                                                0.5             0.5
        Class B, stated value $0.05 per share; 75,000,000 authorized, issued
          and outstanding 9,481,340, 9,300,936 and 8,822,536, respectively            0.5             0.5             0.5
     Additional paid-in capital                                                     120.1           113.9           100.8
     Unamortized restricted stock awards                                             (2.5)           (0.4)           (0.5)
     Retained earnings                                                              221.9           217.8           181.6
     Accumulated other comprehensive loss                                            (2.5)           (2.6)           (2.7)
                                                                                 --------        --------        --------
                                                                                    338.0           329.7           280.3
     Treasury stock, at cost                                                        (40.3)          (40.3)          (37.2)
                                                                                 --------        --------        --------
 Total shareholders' equity                                                         297.7           289.4           243.1
                                                                                 --------        --------        --------
 Total liabilities and shareholders' equity                                      $  665.3        $  704.5        $  716.4
                                                                                 ========        ========        ========

 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                  -------------------------------
                                                                                      MAY 3,           MAY 4,
                                                                                       2003             2002
-----------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN MILLIONS, EXCEPT
                                                                                    SHARE AND PER SHARE DATA)


 Net sales                                                                           $  374.8         $  372.4
 Cost of sales                                                                          194.3            191.6
                                                                                     --------         --------
     Gross margin                                                                       180.5            180.8

 Selling, general and administrative expenses                                           153.1            150.3
 Store pre-opening and closing costs                                                      2.1              0.9
 Depreciation and amortization                                                            9.1              9.2
 Stock-based compensation expense                                                         1.2               --
 Debt repurchase expenses                                                                 3.4               --
                                                                                     --------         --------
     Operating profit                                                                    11.6             20.4
 Interest expense, net                                                                    5.0              6.4
                                                                                     --------         --------
     Income before income taxes                                                           6.6             14.0
 Income tax provision                                                                     2.5              5.3
                                                                                     --------         --------
 Net income                                                                          $    4.1        $     8.7
                                                                                     ========         ========

 Basic net income per common share                                                   $   0.21        $    0.46
                                                                                     ========         ========

 Diluted net income per common share                                                 $   0.20        $    0.43
                                                                                     ========         ========

 See notes to consolidated financial statements

                               JO-ANN STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THIRTEEN WEEKS ENDED
                                                                                 -------------------------------------
                                                                                      MAY 3,               MAY 4,
                                                                                      2003                 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                        (DOLLARS IN MILLIONS)
 Net cash flows from operating activities:
     Net income                                                                       $   4.1              $   8.7
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                     9.1                  9.2
        Deferred income taxes                                                             0.1                  0.2
        Stock-based compensation expense                                                  1.2                  --
        Loss on disposal of fixed assets                                                  0.1                  --
        Loss associated with purchase of senior subordinated notes                        3.4                  --
     Changes in operating assets and liabilities:
        Increase in inventories                                                          (6.0)               (31.1)
        Increase in accounts payable                                                      6.1                 19.3
        Decrease in accrued expenses                                                    (16.0)                (6.9)
        Other, net                                                                        1.2                  1.2
                                                                                      -------              -------
 Net cash provided by operating activities                                                3.3                  0.6

 Net cash flows used for investing activities:
     Capital expenditures                                                                (2.7)                (2.9)
                                                                                      -------              -------
 Net cash used for investing activities                                                  (2.7)                (2.9)

 Net cash flows (used for) provided by financing activities:
     Net increase (decrease) in revolving credit facility                                 7.9                 (0.2)
     Purchase of senior subordinated notes                                              (48.4)                 --
     Proceeds from exercise of stock options                                              1.3                  0.2
     Other, net                                                                           1.4                  1.0
                                                                                      -------              -------
 Net cash (used for) provided by financing activities                                   (37.8)                 1.0
                                                                                      -------              -------

 Net decrease in cash and cash equivalents                                              (37.2)                (1.3)
 Cash and cash equivalents at beginning of period                                        63.2                 21.1
                                                                                      -------              --------
 Cash and cash equivalents at end of period                                           $  26.0              $  19.8
                                                                                      =======              ========

 Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                      $   9.6              $   9.9
        Income taxes, net of refunds                                                      2.3                  0.2

 See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JO-ANN STORES, INC.

NOTE 1  -  BASIS OF PRESENTATION

        Jo-Ann Stores, Inc. (the "Company"), an Ohio corporation, is a fabric and craft retailer operating 917 retail stores in 48 states at May 3, 2003. The 840 traditional and 77 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

        The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2003 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. The fiscal year refers to the year in which the period ends (e.g., fiscal 2003 refers to the year ended February 1, 2003).

        Typical of most retail companies, the Company's business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company's business, a comparable balance sheet as of May 4, 2002 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for the interim periods presented.

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


                                                                                     THIRTEEN WEEKS ENDED
                                                                              -----------------------------------
                                                                                  MAY 3,              MAY 4,
                                                                                   2003                2002
                                                                              ---------------     ---------------
       BASIC COMMON SHARES:
       Weighted average shares outstanding                                          19.7                 18.7
                                                                              ===============     ===============

       DILUTED COMMON SHARES:
       Weighted average shares outstanding                                          19.7                 18.7
       Incremental shares from assumed exercise of stock options                     0.4                  1.3
                                                                              ---------------     ---------------
                                                                                    20.1                 20.0
                                                                              ===============     ===============

NOTE 3  -  STOCK-BASED COMPENSATION

         Effective February 2, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in fiscal year 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. No stock-based compensation expense was reflected in fiscal year 2003 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company believes that this change is to the preferred method of accounting for stock-based compensation.

         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per share data):


                                                                                     THIRTEEN WEEKS ENDED
                                                                              ------------------------------------
                                                                                  MAY 3,              MAY 4,
                                                                                   2003                2002
                                                                              ----------------    ----------------

       Net income, as reported                                                     $4.1                $8.7
       Add:     Stock-based compensation expense included in reported net
                income, net of tax                                                  0.7                 --
       Less:    Stock-based compensation expense determined under the fair
                value method, net of tax                                           (0.7)               (0.6)
                                                                              ----------------    ----------------
       Pro forma net income                                                        $4.1                $8.1
                                                                              ================    ================

       Earnings per share:
             Basic - as reported                                                   $0.21               $0.46
             Basic - pro forma                                                     $0.21               $0.43

             Diluted - as reported                                                 $0.20               $0.43
             Diluted - pro forma                                                   $0.20               $0.41

NOTE 4 - STORE CLOSINGS

         The Company is pursuing a growth strategy that is driven by the replacement of traditional stores with superstores. During the first quarter, the Company opened three new superstores and closed three traditional stores as a result. In addition, the Company continually reviews the productivity of its store base, actively manages its real estate to preserve maximum flexibility in lease terms, and closes locations that do not meet certain financial performance thresholds.

         During the first quarter of this year the Company closed a total of six traditional stores, either because of superstore openings or because of operating performance. The charges to the statement of operations for the first quarter ending May 3, 2003 related to store closings and a roll-forward of the store closing reserve balances is summarized in the following table.

                                         NON-CANCELABLE
                                              LEASE            ASSET           OTHER
        Dollars in millions                OBLIGATIONS      IMPAIRMENTS        COSTS            TOTAL
                                        ----------------  --------------  --------------   ---------------

         BALANCE AT FEB 1, 2003                $3.5             $  --            $0.9            $4.4
         Amounts charged to income               --               0.3              --             0.3
         Utilization:
              Cash                             (0.2)               --            (0.1)           (0.3)
              Non-Cash                           --              (0.3)             --            (0.3)
                                        ----------------  --------------  --------------  ---------------
         BALANCE AT MAY 3, 2003                $3.3             $  --            $0.8            $4.1
                                        ================  ==============  ==============  ===============

         The Company has segregated the costs of store openings and closings as a separate line item in the statement of operations. Over the next several years, as the Company pursues its strategy of growing revenues and market share with the expansion of the superstore concept, management believes that segregating the costs of real estate activity provides better insight into the core performance of the Company.

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

         At May 3, 2003, the Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72% that expires on April 30, 2005. The interest rate swap agreement requires the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

        Other comprehensive income includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income consists of the following:

                                                                             THIRTEEN WEEKS ENDED
                                                                        ------------------------------
                                                                             MAY 3,        MAY 4,
         Dollars in millions                                                  2003          2002
                                                                        --------------  --------------

          Net income                                                          $4.1           $8.7
          Other comprehensive income                                           0.1            0.3
                                                                      --------------  --------------
          Comprehensive income                                                $4.2           $9.0
                                                                      ==============  ==============

NOTE 6  - SHARE RECLASSIFICATION PROPOSAL

         On May 19, 2003, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register securities to be issued in connection with a proposed reclassification of its two classes of common shares into one voting class. As part of the proposal, the Company will also seek to amend certain provisions of its code of regulations. The Company expects to hold a special meeting of shareholders on or about August 13, 2003 to vote on the proposal.

NOTE 7  - RECENT ACCOUNTING PRONOUNCEMENTS

         During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.

         During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a significant impact on our operating results or financial position.

         In November 2002, the EITF reached a consensus on EITF 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor". Among other conclusions reached, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor's products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. Under the transition rules set forth in EITF 02-16 this treatment is required for all agreements entered into or modified after December 31, 2002. This guidance was adopted by the Company and did not have a material impact on its results of operations or financial position.

NOTE 8  - CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company's Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of May 3, 2003 and February 1, 2003 and for the thirteen weeks ended May 3, 2003 and May 4, 2002 are as follows:

CONSOLIDATING BALANCE SHEETS
MAY 3, 2003


                                                                  GUARANTOR
                                                      PARENT     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    ----------   ------------   ------------  ------------
                                                                 (Dollars in millions)
 ASSETS
 Current assets:
     Cash and cash equivalents................      $   21.4    $      4.6      $     --      $     26.0
     Inventories .............................         144.7         224.4            --           369.1
     Deferred income taxes....................          21.3           6.8            --            28.1
     Prepaid expenses and other current assets          10.9           6.1            --            17.0
                                                    --------    ----------      ---------     ----------
 Total current assets ........................         198.3         241.9            --           440.2

 Property, equipment and leasehold improvements,
   net .......................................          63.6         119.9            --           183.5
 Goodwill, net ...............................                        26.5            --            26.5
 Other assets ................................          13.7           1.4            --            15.1
 Investment in subsidiaries...................          35.4           --           (35.4)          --
 Intercompany receivable......................         341.1           --          (341.1)          --
                                                    --------    ----------      ---------     ----------
 Total assets ................................      $  652.1    $    389.7      $  (376.5)    $    665.3
                                                    ========    ==========      =========     ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable ........................      $  127.6    $      8.4      $     --      $    136.0
     Accrued expenses ........................          78.6         (18.7)           --            59.9
                                                    --------    ----------      ---------     ----------
 Total current liabilities ...................         206.2         (10.3)           --           195.9

 Long-term debt ..............................         124.9          --              --           124.9
 Deferred income taxes .......................          17.6          19.6            --            37.2
 Other long-term liabilities .................           5.7           3.9            --             9.6
 Intercompany payable.........................            --         341.1         (341.1)          --

 Shareholders' equity:
     Common stock.............................           1.0           --              --            1.0
     Additional paid-in capital ..............         120.1           --              --          120.1
     Unamortized restricted stock awards .....          (2.5)          --              --           (2.5)
     Retained earnings .......................         221.9          35.4          (35.4)         221.9
     Accumulated other comprehensive loss ....          (2.5)          --              --           (2.5)
                                                    --------    ----------      ---------     ----------
                                                       338.0          35.4          (35.4)         338.0
     Treasury stock, at cost..................         (40.3)          --              --          (40.3)
                                                    --------    ----------      ---------     ----------
 Total shareholders' equity ..................         297.7          35.4          (35.4)         297.7
                                                    --------    ----------      ---------     ----------
Total liabilities and shareholders' equity ..       $  652.1    $    389.7      $  (376.5)    $    665.3
                                                    ========    ==========      =========     ==========

CONSOLIDATING BALANCE SHEETS
FEBRUARY 1, 2003


                                                                 GUARANTOR
 CONSOLIDATING BALANCE SHEETS                        PARENT     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------
                                                                 (Dollars in millions)
 ASSETS
 Current assets:
     Cash and cash equivalents................      $   60.2     $     3.0    $     --       $  63.2
     Inventories..............................         132.9         230.2          --         363.1
     Deferred income taxes....................          21.5           6.7          --          28.2
     Prepaid expenses and other current assets          11.2           6.0          --          17.2
                                                    --------     ---------    --------       -------
 Total current assets.........................         225.8         245.9          --         471.7
 Property, equipment and leasehold
      improvements, net ......................          65.8         124.5          --         190.3
 Goodwill, net................................            --          26.5          --          26.5
 Other assets.................................          14.6           1.4          --          16.0
 Investment in subsidiaries...................          22.6            --       (22.6)           --
 Intercompany receivable......................         371.4            --      (371.4)           --
                                                    --------     ---------    --------       -------
 Total assets.................................      $  700.2     $   398.3    $ (394.0)      $ 704.5
                                                    ========     =========    ========       =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable.........................      $  130.3     $    (0.4)   $     --       $ 129.9
     Accrued expenses.........................          94.7         (18.8)         --          75.9
                                                    --------     ---------    --------       -------
 Total current liabilities....................         225.0         (19.2)         --         205.8
 Long-term debt...............................         162.9            --          --         162.9
 Deferred income taxes........................          17.6          19.6          --          37.2
 Other long-term liabilities..................           5.3           3.9          --           9.2
 Intercompany payable.........................            --         371.4      (371.4)           --
 Shareholders' equity:
     Common stock.............................           1.0            --          --           1.0
     Additional paid-in capital...............         113.9            --          --         113.9
     Unamortized restricted stock awards......          (0.4)           --          --          (0.4)
     Retained earnings........................         217.8          22.6       (22.6)        217.8
     Accumulated other comprehensive
          loss................................          (2.6)           --          --          (2.6)
                                                    --------     ---------    --------       -------
                                                       329.7          22.6       (22.6)        329.7
     Treasury stock, at cost..................         (40.3)           --          --         (40.3)
                                                    --------     ---------    --------       -------
 Total shareholders' equity...................         289.4          22.6       (22.6)        289.4
                                                    --------     ---------    --------       -------
 Total liabilities and shareholders' equity...      $  700.2     $   398.3    $ (394.0)      $ 704.5
                                                    ========     =========    ========       =======

CONSOLIDATING STATEMENT OF OPERATIONS
THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002


                                                                       MAY 3, 2003
                                                ------------------------------------------------------
                                                              GUARANTOR
                                                  PARENT     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------  ------------  ------------    -----------
                                                              (Dollars in millions)
 Net sales .................................       $ 205.5      $ 286.5      $ (117.2)       $ 374.8
 Cost of sales .............................         122.8        188.7        (117.2)         194.3
                                                   -------      -------      --------        -------
      Gross margin .........................          82.7         97.8           --           180.5
 Selling, general and administrative
   expenses ................................          83.2         76.6           --           159.8
 Depreciation and amortization .............           3.4          5.7           --             9.1
                                                   -------      -------      --------        -------
      Operating (loss) profit ..............          (3.9)        15.5           --            11.6
 Interest expense, net .....................           2.2          2.8           --             5.0
                                                   -------      -------      --------        -------
      (Loss) income before income taxes  ...          (6.1)        12.7           --             6.6
 Income tax provision (benefit) ............           2.6         (0.1)          --             2.5
                                                   -------      -------      --------        -------
      (Loss) income before equity income ...          (8.7)        12.8           --             4.1
 Equity income from subsidiaries ...........          12.8          --          (12.8)           --
                                                   -------      -------      --------        -------
 Net income ................................       $   4.1      $  12.8      $  (12.8)       $   4.1
                                                   =======      =======      ========        =======



                                                                       MAY 4, 2002
                                                ------------------------------------------------------
                                                              GUARANTOR
                                                  PARENT     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------  ------------  ------------    -----------
                                                              (Dollars in millions)
 Net sales..................................       $ 205.1      $ 279.6      $ (112.3)       $ 372.4
 Cost of sales .............................         116.9        187.0        (112.3)         191.6
                                                   -------      -------      --------        -------
      Gross margin .........................          88.2         92.6           --           180.8
 Selling, general and administrative
   expenses ................................          75.9         75.3           --           151.2
 Depreciation and amortization .............           3.4          5.8           --             9.2
                                                   -------      -------      --------        -------
      Operating profit......................           8.9         11.5           --            20.4
 Interest expense, net .....................           2.9          3.5           --             6.4
                                                   -------      -------      --------        -------
      Income before income taxes  ..........           6.0          8.0           --            14.0
 Income tax provision (benefit) ............           5.4         (0.1)          --             5.3
                                                   -------      -------      --------        -------
      Income before equity income ..........           0.6          8.1           --             8.7
 Equity income from subsidiaries ...........           8.1          --           (8.1)           --
                                                   -------      -------      --------        -------
 Net income.................................       $   8.7      $   8.1      $   (8.1)       $   8.7
                                                   =======      =======      ========        =======

CONSOLIDATING STATEMENTS OF CASH FLOWS
THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002


                                                                       MAY 3, 2003
                                                ------------------------------------------------------
                                                              GUARANTOR
                                                  PARENT     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------  ------------  ------------    -----------
                                                              (Dollars in millions)

 Net cash provided by operating activities ......  $   0.1      $   3.2      $     --        $   3.3

 Net cash flows used for investing activities:
     Capital expenditures .......................     (1.1)        (1.6)           --           (2.7)
                                                   -------      -------      --------        -------
 Net cash used for investing activities               (1.1)        (1.6)           --           (2.7)

 Net cash flows used for financing activities:
     Net change in revolving credit facility.....      7.9           --            --            7.9
     Purchase of senior subordinated notes ......    (48.4)          --            --          (48.4)
     Proceeds from exercise of stock options ....      1.3           --            --            1.3
     Other, net .................................      1.4           --            --            1.4
                                                   -------      -------      --------        -------
 Net cash used for financing activities .........    (37.8)          --            --          (37.8)
                                                   -------      -------      --------        -------

 Net increase (decrease) in cash and cash
   equivalents...................................    (38.8)         1.6            --          (37.2)
 Cash and cash equivalents at beginning
   of period ....................................     60.2          3.0            --           63.2
                                                   -------      -------      --------        -------
 Cash and cash equivalents at end of period .....  $  21.4      $   4.6      $     --        $  26.0
                                                   =======      =======      ========        =======




                                                                       MAY 4, 2002
                                                ------------------------------------------------------
                                                              GUARANTOR
                                                  PARENT     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------  ------------  ------------    -----------
                                                              (Dollars in millions)

 Net cash provided by operating activities ......  $   0.1      $   0.5      $     --        $   0.6

 Net cash flows used for investing activities:
     Capital expenditures .......................     (2.1)        (0.8)           --           (2.9)
                                                   -------      -------      --------        -------
 Net cash used for investing activities .........     (2.1)        (0.8)           --           (2.9)

 Net cash flows provided by financing activities:
     Net change in revolving credit facility.....     (0.2)          --            --           (0.2)
     Proceeds from exercise of stock options ....      0.2           --            --            0.2
     Other, net .................................      1.0           --            --            1.0
                                                   -------      -------      --------        -------
 Net cash provided by financing activities ......      1.0           --            --            1.0
                                                   -------      -------      --------        -------

 Net decrease in cash and cash equivalents.......     (1.0)        (0.3)           --           (1.3)
 Cash and cash equivalents at beginning
   of period ....................................     17.5          3.6            --           21.1
                                                   -------      -------      --------        -------
 Cash and cash equivalents at end of period .....  $  16.5      $   3.3      $     --        $  19.8
                                                   =======      =======      ========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth our results of operation through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

                                                               PERCENTAGE OF NET SALES
                                                         -------------------------------------
                                                                 THIRTEEN WEEKS ENDED
                                                         -------------------------------------
                                                            MAY 3, 2003         MAY 4, 2002
                                                         -------------------  ----------------
Net sales..........................................            100.0%               100.0%
     Gross margin..................................             48.2                 48.5
Selling, general and administrative expenses ......             40.8                 40.4
Store pre-opening and closing costs ...............              0.6                  0.2
Depreciation and amortization......................              2.5                  2.5
Stock-based compensation expense...................              0.3                  --
Debt repurchase expenses ..........................              0.9                  --
                                                           -------------------  ----------------
     Operating profit..............................              3.1%                 5.4%
                                                           ===================  ================

COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002

         Net sales for the first quarter of fiscal 2004 increased 0.6%, or $2.4 million, to $374.8 million from $372.4 million in the prior year. Sales from stores open one year or more ("same-store sales") increased 2.6% compared with a same-store sales increase of 13.5% for the prior year first quarter. Same-store sales generated all of the overall net sales increase, as we operated fewer stores at the end of first quarter versus a year ago. The Company's total store count for the quarter was down 34 units, or 3.6% from last year's first quarter; however, the number of superstores in operation increased to 77 from 70 in last year's first quarter. Store square footage decreased 1.8% from last year's first quarter.

         By store format, our same-store sales performance for traditional stores increased 2.7% versus a same-store sales increase of 13.2% for the prior year first quarter. This was driven primarily by an increase in customer traffic. Same-store sales for superstores increased 2.2% for the quarter versus a same-store sales increase of 14.6% for the prior year first quarter. The increase was driven entirely by customer traffic with average ticket down slightly. Management attributes the improvement in same-store sales to aggressive promotion and clearance activities compared to the prior year first quarter.

         As a percent of net sales, gross margin was 48.2% for the first quarter of fiscal 2004 compared with 48.5% for the same quarter a year earlier, a decrease of 30 basis points. This decrease in margin rate resulted from reduced selling margins due to promotional and clearance activities, partially offset by improvements in store shrink expense rates. Selling gross margins decreased 170 basis points, store shrink expense rates improved 160 basis points.

         Selling, general and administrative ("SG&A") expenses were $153.1 million in the first quarter of fiscal 2004 versus $150.3 million in the prior year first quarter. As a percentage of net sales, SG&A expenses increased to 40.8% versus 40.4% for the first quarter of fiscal 2003. This decrease in expense leverage primarily related to increases in store payroll and distribution costs due to normal inflationary increases that outpaced the overall growth rate in sales.

         Store pre-opening and closing costs increased $1.2 million during the first quarter of fiscal 2004, to $2.1 million due to increased store opening activity. We opened three superstores in this year's first quarter, compared with no openings in the prior year.

         Depreciation and amortization expense decreased $0.1 million to $9.1 million from $9.2 million.

         Stock-based compensation expense of $1.2 million resulted from our adoption of the fair-value based method of accounting for stock options under SFAS No. 123 "Accounting for Stock-Based Compensation Expense." We adopted SFAS No. 123 under the modified-prospective method allowed under the transition provisions provided for under SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123".

         Debt repurchase expenses of $3.4 million were incurred to repurchase approximately $46.0 million of our 10-3/8% senior subordinated notes. The charge recorded includes the cash premium paid for early redemption and a write-off of the related deferred finance charges.

         Operating profit for the first quarter of fiscal 2004 was $11.6 million, compared to $20.4 million for the first quarter of fiscal 2003.

         Interest expense in the first quarter of fiscal 2004 decreased $1.4 million to $5.0 million from $6.4 million in the first quarter of fiscal 2003. The decrease is primarily due to a decrease of approximately $64 million in our average debt levels between years. Our average debt levels during the first quarter of fiscal 2004 were approximately $157 million, compared with approximately $221 million in the prior year first quarter.

         Our effective income tax rate of 38.0% for the first quarter of fiscal 2004 was consistent with the rate for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

         Cash and cash equivalents decreased $37.2 million during the first quarter of fiscal 2004 to $26.0 million as of May 3, 2003.

         Net cash provided by operating activities was $3.3 million in the first quarter of fiscal 2004 compared to $0.6 million in the first quarter of fiscal 2002. Inventories, net of payables support, decreased $0.1 million, compared with an increase of $11.8 million in the first quarter of the prior year.

        Net cash used for investing activities totaled $2.7 million in fiscal 2004 compared with $2.9 million in the first quarter of fiscal 2003 and consisted entirely of capital spending for both periods.

        We anticipate capital expenditures for the full year fiscal 2004 to be approximately $50 million. The majority of this spending will pertain to new store openings and continued improvements in the existing store base. We plan to open approximately 20 new stores during fiscal 2004, the majority of them superstores. During the first quarter of fiscal 2004, we opened three superstores and one traditional store. We converted two larger traditional stores to our superstore format and we closed six traditional stores. For the balance of fiscal 2004, we expect to open approximately 14 superstores and three traditional stores, convert two more large traditional stores to superstores, and close 34 traditional stores.

        Net cash used for financing activities was $37.8 million during the first quarter of fiscal 2004 compared with $1.0 million of net cash provided by financing activities during the first quarter of fiscal 2003. The net cash used for financing activities for fiscal 2004 primarily related to a $38.0 million decrease in long-term debt. During the first quarter of fiscal 2004 we gave notice to the trustee for our 10-3/8% senior subordinated notes that on May 1, 2003, we intended to redeem $41.5 million face value of those notes in accordance with call provisions of the indenture. During the first quarter we redeemed or repurchased in the open market, approximately $46.0 million of senior subordinated notes at an aggregate premium of 105.4% to par value. The $3.4 million pre-tax charge for debt repurchase expenses include the cash premium to par value and the write-off of deferred costs and original issue discount.

        Our debt-to-capitalization ratio was 29.6% at May 3, 2003, 36.0% at February 1, 2003 and 47.9% at May 4, 2002. We have a goal to further reduce debt levels during fiscal 2004 by utilizing cash provided by operating activities.

BUSINESS OUTLOOK

         In a press release dated May 19, 2003, which was filed on Form 8-K with the Securities and Exchange Commission, the Company updated its previously stated earnings guidance of $2.45-$2.50 per diluted share due to the adoption of SFAS No. 123, the repurchase of the senior subordinated notes in the first quarter and the reclassification proposal for its dual class shares. The Company now expects fiscal 2004 earnings per share to be in the range of $2.00 to $2.10 diluted per share.

         Our actual results in the second through fourth quarters are highly dependent on the sales and operating margin performance we are able to achieve. As a result, our estimates are subject to further refinement which we will provide as appropriate based on developments throughout the year. Below are assumptions that we used for our full year 2004 earnings per share guidance.

         o Estimated pre-tax interest savings of $2.7 million for the second through fourth quarters, due to the debt repurchases completed in the first quarter.

         o Pre-tax charges of $3.4 million recorded in the first quarter to recognize the premium paid for the senior subordinated notes and the write-off related to deferred finance charges.

         o Non-cash pre-tax charges of $4.0 million for the remainder of the fiscal year relating to stock-based compensation expense. In the first quarter, we recorded pre-tax expense of $1.2 million.

         o Approximately $1.2 million in pre-tax costs related to the common share reclassification proposal.

         o Approximately 8% additional diluted shares outstanding assuming the reclassification proposal for dual class shares is approved by shareholders in August. The reclassification proposal will increase diluted shares outstanding by an estimated 1.6 million shares, to approximately 22.3 million diluted shares for fiscal year 2004.

         For the second quarter, historically the Company's weakest quarter of the year, the Company expects to lose between $0.15 to $0.20 per diluted share. The second quarter performance is expected to be impacted by $1.4 million of stock-based compensation expense, approximately $1.2 million in costs related to the reclassification proposal for dual class shares, and approximately $1.5 million in incremental store pre-opening costs.

         In the second quarter, the Company plans to open an additional eight stores, all but one of which are superstores.

SHARE RECLASSIFICATION PROPOSAL

        On May 19, 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register securities to be issued in connection with a proposed reclassification of our two classes of common shares into one voting class. As part of the proposal, we will also seek to amend certain provisions of our code of regulations. That Form S-4 Registration Statement has not yet become effective.

        The Company expects to hold a special meeting of shareholders on or about August 13, 2003 to vote on the proposal. Prior to that time, each shareholder will receive a written prospectus and proxy statement describing the proposed reclassification and the amendments to our code of regulations. Our shareholders should read that information when it becomes available because it will contain important information.

SEASONALITY AND INFLATION

        Our business exhibits seasonality, which is typical for most retail companies. Our sales are much stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

        We believe that inflation has not had a significant effect on net sales or on net income. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on May 2, 2003, in the notes to the consolidated financial statements, Note 1 and the Critical Accounting Policies section.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflects the Company's current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "estimates," "expects," "believes," and similar expressions as they relate to us or future or conditional verbs such as "will", "should", "would", "may", and "could" are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company's credit facility is based on variable rates. The Company's objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of our variable-rate exposures to fixed interest rates (See Note 5 - Fair Value of Derivative Financial Instruments).

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date this Form 10-Q was filed with the Securities and Exchange Commission, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer along with the Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic reports filed with the SEC. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

                                   JO-ANN STORES, INC.


DATE:  June 11, 2003               /s/ Alan Rosskamm
                                   ---------------------------------------------
                                   By:  Alan Rosskamm
                                        President and Chief Executive Officer


                                   /s/ Brian P. Carney
                                   ---------------------------------------------
                                   By:  Brian P. Carney
                                        Executive Vice President and Chief
                                        Financial Officer

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

Dated:  June 11, 2003


                                      /s/ Alan Rosskamm
                                      -------------------------------------
                                      Alan Rosskamm,
                                      President and Chief Executive Officer

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

Dated: June 11, 2003


                            /s/ Brian P. Carney
                            --------------------------------------------
                            Brian P. Carney,
                            Executive Vice President and Chief Financial Officer