Form 10-Q
period 2003-08-02
JO-ANN STORES INC
filed 2003-09-05
CIK 34151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2003

Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 656-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Shares of Class A Common Stock outstanding at August 29, 2003: 10,469,603

     Shares of Class B Common Stock outstanding at August 29, 2003: 9,597,167

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended August 2, 2003

			Page Numbers
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of August 2, 2003, February 1, 2003
		and August 3, 2002	3

		Consolidated Statements of Operations for the Thirteen and Twenty-Six
		Weeks Ended August 2, 2003 and August 3, 2002	4

		Consolidated Statements of Cash Flows for the Twenty-Six Weeks
		Ended August 2, 2003 and August 3, 2002	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21

Part II.	Other Information

	Item 1.	Legal Proceedings	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures		23

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	August 2,	February 1,	August 3,
	2003	2003	2002

	(Dollars in millions, except per share data)
Assets
Current assets:
Cash and temporary cash investments	$16.1	$63.2	$15.7
Inventories	471.6	363.1	496.2
Deferred taxes	27.9	28.2	30.6
Prepaid expenses and other current assets	18.7	17.2	14.5

Total current assets	534.3	471.7	557.0

Property, equipment and leasehold improvements, net	190.4	190.3	200.1
Goodwill, net	26.5	26.5	26.5
Other assets	14.1	16.0	17.7

Total assets	$765.3	$704.5	$801.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$172.3	$129.9	$162.9
Accrued expenses	56.1	75.9	72.7

Total current liabilities	228.4	205.8	235.6

Long-term debt	190.5	162.9	286.4
Deferred income taxes	37.2	37.2	23.6
Other long-term liabilities	9.8	9.2	8.7

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock:
Class A, stated value $0.05 per share; issued and outstanding 10,455,048, 10,241,884 and 10,114,234, respectively	0.5	0.5	0.5
Class B, stated value $0.05 per share; issued and outstanding 9,547,822, 9,300,936 and 9,054,912, respectively	0.5	0.5	0.5
Additional paid-in capital	123.8	113.9	104.3
Unamortized restricted stock awards	(2.4)	(0.4)	(0.4)
Retained earnings	219.7	217.8	183.6
Accumulated other comprehensive loss	(2.1)	(2.6)	(3.2)

	340.0	329.7	285.3
Treasury stock, at cost	(40.6)	(40.3)	(38.3)

Total shareholders’ equity	299.4	289.4	247.0

Total liabilities and shareholders’ equity	$765.3	$704.5	$801.3

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(Dollars in millions, except earnings per share data)

Net sales	$359.2	$353.7	$734.0	$726.1
Cost of sales	186.6	182.1	380.9	373.7

Gross margin	172.6	171.6	353.1	352.4

Selling, general and administrative expenses	158.8	150.1	311.9	300.4
Store pre-opening and closing costs	2.6	1.5	4.7	2.4
Depreciation and amortization	9.1	8.7	18.2	17.9
Stock-based compensation expense	1.4	—	2.6	—
Debt repurchase expenses	—	1.4	3.4	1.4

Operating profit	0.7	9.9	12.3	30.3
Interest expense, net	4.2	6.6	9.2	13.0

Income (loss) before income taxes	(3.5)	3.3	3.1	17.3
Income tax provision (benefit)	(1.3)	1.3	1.2	6.6

Net income (loss)	$(2.2)	$2.0	$1.9	$10.7

Net income (loss) per common share – basic	$(0.11)	$0.11	$0.10	$0.57

Net income (loss) per common share — diluted	$(0.11)	$0.10	$0.09	$0.53

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended

	August 2,	August 3,
	2003	2002

	(Dollars in millions)

Net cash flows from operating activities:
Net income	$1.9	$10.7
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	18.2	17.9
Deferred income taxes	0.3	(0.1)
Stock-based compensation expense	2.6	—
Loss on disposal of fixed assets	0.2	—
Loss associated with purchase of senior subordinated notes	3.4	1.4
Changes in operating assets and liabilities:
Increase in inventories	(108.5)	(127.2)
Increase in accounts payable	42.4	39.8
Decrease in accrued expenses	(19.8)	(8.6)
Other, net	2.3	3.1

Net cash used for operating activities	(57.0)	(63.0)

Net cash flows used for investing activities:
Capital expenditures	(18.5)	(7.9)

Net cash used for investing activities	(18.5)	(7.9)

Net cash flows provided by financing activities:
Net increase in revolving credit facility	73.5	82.5
Purchase of senior subordinated notes	(48.4)	(20.6)
Proceeds from exercise of stock options	2.5	3.8
Other, net	0.8	(0.2)

Net cash provided by financing activities	28.4	65.5

Net decrease in cash and cash equivalents	(47.1)	(5.4)
Cash and cash equivalents at beginning of period	63.2	21.1

Cash and cash equivalents at end of period	$16.1	$15.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10.8	$12.2
Income taxes, net of refunds	4.3	4.0

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 - Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer operating 909 retail stores in 47 states at August 2, 2003. The 826 traditional and 83 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

     The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2003 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of sales and operating profits generated in the second half of the fiscal year; therefore, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of August 3, 2002 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results and financial position for the interim periods presented.

Note 2 - Earnings Per Share

     Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. If applicable, diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options have not been included in the earnings per common share calculation for the thirteen weeks ended August 2, 2003 as their inclusion would be anti-dilutive.

     The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in millions).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Basic earnings per common share:
Weighted average shares outstanding	20.0	19.0	19.8	18.9

Diluted earnings per common share:
Weighted average shares outstanding	20.0	19.0	19.8	18.9
Incremental shares from assumed exercise of stock options	—	1.0	0.5	0.9

	20.0	20.0	20.3	19.8

Note 3 - Stock-Based Compensation

     Effective February 2, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, compensation cost recognized in fiscal year 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. The Company believes that this change is to the preferred method of accounting for stock-based compensation. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, no stock-based employee compensation is reflected in fiscal 2003 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income (loss), as reported	$(2.2)	$2.0	$1.9	$10.7
Add: Stock-based compensation expense included in reported net (loss) income, net of tax	0.9	—	1.6	—
Less: Stock-based compensation expense determined under the fair value method, net of tax	(0.9)	(0.6)	(1.6)	(1.2)

Pro forma net income (loss)	$(2.2)	$1.4	$1.9	$9.5

Earnings (loss) per share:
Basic – as reported	$(0.11)	$0.11	$0.10	$0.57
Basic – pro forma	$(0.11)	$0.07	$0.10	$0.50

Diluted – as reported	$(0.11)	$0.10	$0.09	$0.53
Diluted – pro forma	$(0.11)	$0.07	$0.09	$0.47

Note 4 - Store Closings

     The Company is pursuing a growth strategy that is driven by the replacement of its traditional stores with superstores. In addition, the Company continually reviews the productivity of its store base, actively manages its real estate to preserve maximum flexibility in lease terms, and closes locations that do not meet certain financial performance thresholds. Through the first half of the year, the Company opened 11 new superstores, two larger traditional stores, and closed 21 traditional stores.

     The charges to the statement of operations for the year-to-date period ending August 2, 2003 related to store closings and a roll-forward of the store closing reserve balances from February 1, 2003 is summarized in the following table.

	Non-cancelable lease	Asset	Other
Dollars in millions	obligations	Impairments	Costs	Total

Balance at Feb 1, 2003	$3.5	$—	$0.9	$4.4
Amounts charged to income	—	0.3	—	0.3
Utilization:
Cash	(0.7)	—	(0.2)	(0.9)
Non-Cash	—	(0.3)	—	(0.3)

Balance at August 2, 2003	$2.8	$—	$0.7	$3.5

     The Company has segregated the costs of store openings and closings as a separate line item in the statement of operations. Over the next several years, as the Company pursues its strategy of growing sales and market share with the expansion of the superstore concept, management believes that segregating the costs of real estate activity provides better insight into the core performance of the Company.

Note 5 - Fair Value of Derivative Financial Instruments

     The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s Credit Facility is based on variable rates. The Company’s objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of its variable-rate exposures to fixed interest rates. The Company does not enter into financial instruments for trading purposes.

     At August 2, 2003, the Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72% that expires on April 30, 2005. The interest rate swap agreement requires the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

     Other comprehensive income includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income consists of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 2,	August 3,	August 2,	August 3,
Dollars in millions	2003	2002	2003	2002

Net income (loss)	$(2.2)	$2.0	$1.9	$10.7
Other comprehensive income (loss), net of tax	0.4	(0.5)	0.5	(0.2)

Comprehensive income (loss)	$(1.8)	$1.5	$2.4	$10.5

Note 6 - Shareholders’ Equity

     The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under the 401(k) savings plan. Deferred compensation expense is recorded as “Unamortized restricted stock awards” at the time of the issuance of restricted stock and is amortized over the vesting period of the award (typically five years). Through the year-to-date second quarter, shares outstanding increased, for Class A and Class B shares, by 213,164 and 246,886, respectively, as follows.

	Common Class A
	and B Shares			Unamortized
	Outstanding, Net of	Common Stock –	Additional Paid-In	Restricted Stock
Dollars in millions	Treasury Shares	Class A and B	Capital	Awards	Treasury Stock

Balance at February 1, 2003	19,542,820	$1.0	$113.9	$(0.4)	$(40.3)
Options exercised, net	254,279	—	3.4	—	(0.4)
Restricted stock awards activity, net	113,900	—	2.3	(2.0)	—
Issuance of common stock –
Associate stock ownership plan and 401K plan	91,871	—	1.6	—	0.1
Stock-based compensation	—	—	2.6	—	—

Balance at August 2, 2003	20,002,870	$1.0	$123.8	$(2.4)	$(40.6)

Note 7 - Share Reclassification Proposal

     On May 19, 2003, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register securities to be issued in connection with a proposed reclassification of the Company’s two classes of common shares into one voting class. As part of the proposal, the Company will also seek to amend certain provisions of its code of regulations. The Form S-4 Registration Statement was amended on July 18, 2003 and August 19, 2003, but has not yet become effective.

     The Company expects to finalize its Form S-4 Registration Statement shortly and hold a special meeting of shareholders on or about November 4, 2003 to vote on the proposal. Prior to that time, each shareholder will receive a written prospectus and proxy statement describing the proposed reclassification and the amendments to the Company’s code of regulations. Shareholders should read that information when it becomes available because it will contain important information.

Note 8 - Recent Accounting Pronouncements

     During May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.

     During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

We do not expect the adoption of SFAS No. 149 to have a significant impact on our operating results or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

     In November 2002, the EITF reached a consensus on EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. Among other conclusions reached, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor’s products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. Under the transition rules set forth in EITF 02-16 this treatment is required for all agreements entered into or modified after December 31, 2002. This guidance was adopted by the Company and did not have a material impact on its results of operations or financial position.

Note 9 - Consolidating Financial Statements (Unaudited)

     The Company’s 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of August 2, 2003 and February 1, 2003 and for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 are as follows:

Consolidating Balance Sheets
August 2, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Assets
Current assets:
Cash and temporary cash investments	$13.2	$2.9	$—	$16.1
Inventories	164.2	307.4	—	471.6
Deferred income taxes	21.2	6.7	—	27.9
Prepaid expenses and other current assets	13.4	5.3	—	18.7

Total current assets	212.0	322.3	—	543.3

Property, equipment and leasehold improvements, net	67.7	122.7	—	190.4
Goodwill, net	—	26.5	—	26.5
Other assets	12.9	1.2	—	14.1
Investment in subsidiaries	46.1	—	(46.1)	—
Intercompany receivable	381.3	—	(381.3)	—

Total assets	$720.0	$472.7	$(427.4)	$765.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$133.0	$39.3	$—	$172.3
Accrued expenses	73.6	(17.5)	—	56.1

Total current liabilities	206.6	21.8	—	228.4

Long-term debt	190.5	—	—	190.5
Deferred income taxes	17.6	19.6	—	37.2
Other long-term liabilities	5.9	3.9	—	9.8
Intercompany payable	—	381.3	(381.3)	—

Shareholders’ equity:
Common stock	1.0	—	—	1.0
Additional paid-in capital	123.8	—	—	123.8
Unamortized restricted stock awards	(2.4)	—	—	(2.4)
Retained earnings	219.7	46.1	(46.1)	219.7
Accumulated other comprehensive loss	(2.1)	—	—	(2.1)

	340.0	46.1	(46.1)	340.0
Treasury stock, at cost	(40.6)	—	—	(40.6)

Total shareholders’ equity	299.4	46.1	(46.1)	299.4

Total liabilities and shareholders’ equity	$720.0	$472.7	$(427.4)	$765.3

Note 9 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Balance Sheets
February 1, 2003

		Guarantor
Consolidating Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$60.2	$3.0	$—	$63.2
Inventories	132.9	230.2	—	363.1
Deferred income taxes	21.5	6.7	—	28.2
Prepaid expenses and other current assets	11.2	6.0	—	17.2

Total current assets	225.8	245.9	—	471.7
Property, equipment and leasehold Improvements, net	65.8	124.5	—	190.3
Goodwill, net	—	26.5	—	26.5
Other assets	14.6	1.4	—	16.0
Investment in subsidiaries	22.6	—	(22.6)	—
Intercompany receivable	371.4	—	(371.4)	—

Total assets	$700.2	$398.3	$(394.0)	$704.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$130.3	$(0.4)	$—	$129.9
Accrued expenses	94.7	(18.8)	—	75.9

Total current liabilities	225.0	(19.2)	—	205.8
Long-term debt	162.9	—	—	162.9
Deferred income taxes	17.6	19.6	—	37.2
Other long-term liabilities	5.3	3.9	—	9.2
Intercompany payable	—	371.4	(371.4)	—
Shareholders’ equity:
Common stock	1.0	—	—	1.0
Additional paid-in capital	113.9	—	—	113.9
Unamortized restricted stock awards	(0.4)	—	—	(0.4)
Retained earnings	217.8	22.6	(22.6)	217.8
Accumulated other comprehensive Loss	(2.6)	—	—	(2.6)

	329.7	22.6	(22.6)	329.7
Treasury stock, at cost	(40.3)	—	—	(40.3)

Total shareholders’ equity	289.4	22.6	(22.6)	289.4

Total liabilities and shareholders’ equity	$700.2	$398.3	$(394.0)	$704.5

Note 9 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirteen Weeks Ended August 2, 2003 and August 3, 2002

	August 2, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net sales	$195.4	$295.0	$(131.2)	$359.2
Cost of sales	120.8	197.0	(131.2)	186.6

Gross margin	74.6	98.0	—	172.6
Selling, general and administrative expenses	83.6	79.2	—	162.8
Depreciation and amortization	3.4	5.7	—	9.1

Operating profit (loss)	(12.4)	13.1	—	0.7
Interest expense, net	1.7	2.5	—	4.2

Income (loss) before income taxes	(14.1)	10.6	—	(3.5)
Income tax benefit	(1.2)	(0.1)	—	(1.3)

Income (loss) before equity losses	(12.9)	10.7	—	(2.2)
Equity loss from subsidiaries	10.7	—	(10.7)	—

Net income (loss)	$(2.2)	$10.7	$(10.7)	$(2.2)

	August 3, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net sales	$191.0	$269.3	$(106.6)	$353.7
Cost of sales	111.1	177.6	(106.6)	182.1

Gross margin	79.9	91.7	—	171.6
Selling, general and administrative expenses	73.9	79.1	—	153.0
Depreciation and amortization	3.1	5.6	—	8.7

Operating profit	2.9	7.0	—	9.9
Interest expense, net	2.7	3.9	—	6.6

Income before income taxes	0.2	3.1	—	3.3
Income tax provision (benefit)	1.4	(0.1)	—	1.3

Income (loss) before equity losses	(1.2)	3.2	—	2.0
Equity income from subsidiaries	3.2	—	(3.2)	—

Net income	$2.0	$3.2	$(3.2)	$2.0

Note 9 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Twenty-Six Weeks Ended August 2, 2003 and August 3, 2002

	August 2, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net sales	$400.9	$581.5	$(248.4)	$734.0
Cost of sales	243.6	385.7	(248.4)	380.9

Gross margin	157.3	195.8	—	353.1
Selling, general and administrative expenses	166.8	155.8	—	322.6
Depreciation and amortization	6.8	11.4	—	18.2

Operating profit (loss)	(16.3)	28.6	—	12.3
Interest expense, net	3.9	5.3	—	9.2

Income (loss) before income taxes	(20.2)	23.3	—	3.1
Income tax provision (benefit)	1.4	(0.2)	—	1.2

Income (loss) before equity income	(21.6)	23.5	—	1.9
Equity income from subsidiaries	23.5	—	(23.5)	—

Net income	$1.9	$23.5	$(11.3)	$1.9

	August 3, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net sales	$396.1	$548.9	$(218.9)	$726.1
Cost of sales	228.0	364.6	(218.9)	373.7

Gross margin	168.1	184.3	—	352.4
Selling, general and administrative expenses	149.8	154.4	—	304.2
Depreciation and amortization	6.5	11.4	—	17.9

Operating profit	11.8	18.5	—	30.3
Interest expense, net	5.6	7.4	—	13.0

Income before income taxes	6.2	11.1	—	17.3
Income tax provision (benefit)	6.8	(0.2)	—	6.6

Income (loss) before equity income	(0.6)	11.3	—	10.7
Equity income from subsidiaries	11.3	—	(11.3)	—

Net income	$10.7	$11.3	$(11.3)	$10.7

Note 9 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended August 2, 2003 and August 3, 2002

	August 2, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(67.1)	$10.1	$—	$(57.0)
Net cash flows used for investing activities:
Capital expenditures	(8.3)	(10.2)	—	(18.5)

Net cash used for investing activities	(8.3)	(10.2)	—	(18.5)
Net cash flows provided by financing activities:
Net change in revolving credit facility	73.5	—	—	73.5
Purchase of senior subordinated notes	(48.4)	—	—	(48.4)
Proceeds from exercise of stock options	2.5	—	—	2.5
Other, net	0.8	—	—	0.8

Net cash provided by financing activities	28.4	—	—	28.4

Net decrease in cash	(47.0)	(0.1)	—	(47.1)
Cash and temporary cash investments at beginning of period	60.2	3.0	—	63.2

Cash and temporary cash investments at end of period	$13.2	$2.9	$—	$16.1

	August 3, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(64.3)	$1.3	$—	$(63.0)
Net cash flows used for investing activities:
Capital expenditures	(6.0)	(1.9)	—	(7.9)

Net cash used for investing activities	(6.0)	(1.9)	—	(7.9)
Net cash flows provided by financing activities:
Net change in revolving credit facility	61.9	—	—	61.9
Proceeds from exercise of stock options	3.8	—	—	3.8
Other, net	(0.2)	—	—	(0.2)

Net cash provided by financing activities	65.5	—	—	65.5

Net decrease in cash	(4.8)	(0.6)	—	(5.4)
Cash and temporary cash investments at beginning of period	17.5	3.6	—	21.1

Cash and temporary cash investments at end of period	$12.7	$3.0	$—	$15.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales

	Thirteen		Twenty-Six Weeks
	Weeks Ended		Ended

	Aug 2, 2003	Aug 3, 2002	Aug 2, 2003	Aug 3, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	48.1%	48.5%	48.1%	48.5%
Selling, general and administrative expenses	44.2%	42.4%	42.5%	41.4%
Store pre-opening and closing costs	0.7%	0.4%	0.6%	0.3%
Depreciation and amortization	2.6%	2.5%	2.4%	2.4%
Stock-based compensation expense	0.4%	—	0.4%	—
Debt repurchase expenses	—	0.4%	0.5%	0.2%

Operating profit	0.2%	2.8%	1.7%	4.2%

Comparison of the Thirteen Weeks Ended August 2, 2003 and August 3, 2002

     Net sales for the second quarter of fiscal 2004 increased 1.6%, or $5.5 million, to $359.2 million from $353.7 million in the prior year. Sales from stores open one year or more (“same-store sales”) increased 2.4% compared with a same-store sales increase of 7.7% for the prior year second quarter. Same-store sales generated all of the overall net sales increase, as we operated fewer stores at the end of the second quarter versus a year ago. The Company’s total store count at the end of the quarter was down 36 units, or 3.8% from last year’s second quarter; however, the number of superstores in operation increased to 83 from 70 in last year’s second quarter. Store square footage decreased 1.7% from last year’s second quarter. The 83 superstores in operation accounted for approximately 27% of the total sales for the second quarter.

     By store format, our same-store sales performance for traditional stores increased 2.2% versus a same-store sales increase of 7.9% for the prior year second quarter. This was driven primarily by an increase in customer traffic, with the remainder driven by an increase in average ticket. Same-store sales for superstores increased 3.0% for the quarter versus a same-store sales increase of 7.1% for the prior year second quarter. The increase was driven entirely by customer traffic with average ticket down slightly. The improvement in same-store sales is attributed to aggressive promotion and clearance activities compared to the prior year second quarter.

     As a percent of net sales, gross margin was 48.1% for the second quarter of fiscal 2004 compared with 48.5% for the same quarter a year earlier, a decrease of 40 basis points. This decrease in margin rate resulted from reduced selling margins of approximately 170 basis points due to promotional and clearance activities, partially offset by a 130 basis point improvement in store shrink expense rates.

     Selling, general and administrative (“SG&A”) expenses were $158.8 million in the second quarter of fiscal 2004, representing a 5.8% increase from the $150.1 million in SG&A expenses in the prior year second quarter. As a percentage of net sales, SG&A expenses increased to 44.2% versus 42.4% for the second quarter of fiscal 2003. This increase in expense leverage related primarily to increases in store payroll and distribution costs due, in part, to the acceleration of seasonal product flow into the stores for the second half of the fiscal year. In addition, normal inflationary increases in these areas and other store-level expenses outpaced the overall growth rate in sales, due to the lower number of stores in operation year over year. The second quarter also included $0.7 million of costs associated with our proposed share reclassification.

     Store pre-opening and closing costs increased $1.1 million during the second quarter of fiscal 2004, to $2.6 million due to increased store opening activity. We opened six superstores in this year’s second quarter, compared with no store openings in the prior year second quarter.

     Depreciation and amortization expense increased $0.4 million to $9.1 million from $8.7 million, primarily due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense of $1.4 million resulted from our adoption of the fair-value based method of accounting for stock options under SFAS No. 123 “Accounting for Stock-Based Compensation Expense.” We adopted SFAS No. 123 under the modified-prospective method allowed under the transition provisions provided for under SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure an amendment of FASB Statement No. 123”.

     During the second quarter of the prior year, debt repurchase expenses of $1.4 million were incurred to repurchase approximately $20 million of our 10-3/8% senior subordinated notes. The charge recorded includes the cash premium paid for early redemption and a write-off of the related deferred finance charges.

     Operating profit for the second quarter of fiscal 2004 was $0.7 million, compared to $9.9 million for the second quarter of fiscal 2003.

     Interest expense in the second quarter of fiscal 2004 decreased $2.4 million to $4.2 million from $6.6 million in the second quarter of fiscal 2003. The decrease is primarily due to a decrease of approximately $92 million in our average debt levels between periods. Our average debt levels during the second quarter of fiscal 2004 were approximately $146 million, compared with approximately $238 million in the prior year second quarter.

     Our effective income tax rate of 38.0% for the second quarter of fiscal 2004 was consistent with the rate for the second quarter of fiscal 2003.

Comparison of the Twenty-Six Weeks Ended August 2, 2003 and August 3, 2002

     Net sales for the first two quarters of fiscal 2004 increased 1.1%, or $7.9 million, to $734.0 million from $726.1 million in the prior year. Same-store sales increased 2.5% compared with a same-store sales increase of 10.6% for the prior year second quarter year-to-date. This was primarily driven by an increase in customer traffic. Same-store sales generated all of the overall net sales increase, as we operated fewer stores at the end of second quarter versus a year ago. The Company’s total store count at the end of the quarter was down 36 units, or 3.8% from last year’s second quarter; however, the number of superstores in operation increased to 83 from 70 in last year’s second quarter. Store square footage decreased 1.7% from last year’s second quarter. The 83 superstores in operation accounted for approximately 27% of the total sales for the second quarter year-to-date.

     As a percent of net sales, gross margin was 48.1% for the first two quarters of fiscal 2004 compared with 48.5% for the same period a year earlier, a decrease of 40 basis points. This decrease in margin rate resulted from reduced selling margins due to promotional and clearance activities, partially offset by improvements in store shrink expense rates. Selling gross margins decreased 190 basis points, while store shrink expense rates improved approximately 150 basis points.

     SG&A expenses were $311.9 million in the first two quarters of fiscal 2004 versus $300.4 million in the prior year. As a percentage of net sales, SG&A expenses increased to 42.5% year-to-date versus 41.4% for fiscal 2003. This increase in expense leverage primarily related to increases in store payroll and distribution costs due, in part, to the acceleration of seasonal product flow into the stores for the second half of the fiscal year. Normal inflationary increases in these areas and other store-level expenses outpaced the overall growth rate in sales, due to the lower number of stores in operation year over year. The first half of the year also included $0.7 million of costs associated with our proposed share reclassification.

     Store pre-opening and closing costs increased $2.3 million during the first two quarters of fiscal 2004, to $4.7 million due to increased store opening activity. We opened 11 superstores year-to-date, compared with no store openings through the second quarter of the prior year.

     Depreciation and amortization expense increased $0.3 million to $18.2 million from $17.9 million, due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense of $2.6 million resulted from our adoption of the fair-value based method of accounting for stock options under SFAS No. 123 “Accounting for Stock-Based Compensation Expense.”

     Debt repurchase expenses of $3.4 million were incurred in the first quarter of fiscal 2004 to repurchase approximately $46.0 million of our 10-3/8% senior subordinated notes. The charge recorded includes the cash premium paid for early redemption and a write-off of the related deferred costs. Through the first six months of last year, we incurred $1.4 million in expenses to repurchase approximately $20 million of our 10 3/8% senior subordinated notes.

     Operating profit for the first two quarters of fiscal 2004 was $12.3 million, compared to $30.3 million for fiscal 2003.

     Interest expense for the first two quarters of fiscal 2004 decreased $3.8 million to $9.2 million from $13.0 million in fiscal 2003. The decrease is primarily due to a decrease of approximately $78 million in our average debt levels between years. Our average debt levels year-to-date in fiscal 2004 were approximately $151 million, compared with approximately $229 million in the prior year.

     Our effective income tax rate of 38.0% for the second quarter year-to-date of fiscal 2004 was consistent with the rate for the second quarter year-to-date of fiscal 2003.

Liquidity and Capital Resources

     We believe that our credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     Cash and cash equivalents decreased $47.1 million during the first half of fiscal 2004 to $16.1 million as of August 2, 2003.

     Net cash used by operating activities was $57.0 million in the first half of fiscal 2004 compared to $63.0 million in the first half of fiscal 2003. Inventories, net of payable support, increased $66.1 million, compared with an increase of $87.4 million in the first six months of the prior year. Inventory typically builds during the first three quarters of the fiscal year, as we prepare for the peak selling season in the fourth quarter. Partially offsetting the lower use of cash for net inventory was a higher use of cash related to accrued expenses due primarily to payments of annual incentive compensation and lower accrued interest.

     Net cash used for investing activities, consisting entirely of capital spending, totaled $18.5 million in the first half of fiscal 2004 compared with $7.9 million in the first half of fiscal 2003 primarily due to new store openings.

     We anticipate capital expenditures for the full year fiscal 2004 to be approximately $50 million. The majority of this spending will pertain to new store openings and continued improvements in the existing store base. We plan to open a total of approximately 20 new stores during fiscal 2004, the majority of them superstores. During the first half of fiscal 2004, we opened nine superstores and two larger traditional stores. We converted two larger traditional stores to our superstore format and we closed 21 traditional stores. For the balance of fiscal 2004, we expect to open approximately seven superstores and one larger traditional store, and convert two more large traditional stores to the superstore format. We anticipate closing an additional 20 to 25 traditional stores.

     Net cash provided by financing activities was $28.4 million during the first half of fiscal 2004 compared with $65.5 million during the first half of fiscal 2003. Debt borrowings increased $25.1 million during the first half of fiscal 2004, compared with a net increase of $61.9 million in the first half of the prior year. During the first half of fiscal 2004, we redeemed or repurchased in the open market, approximately $46.0 million of senior subordinated notes at an aggregate premium of 105.4% to par value. These purchases were made utilizing excess cash on hand as of the beginning of the period. The $3.4 million pre-tax charge for debt repurchase expenses include the cash premium to par value and the write-off of deferred costs.

     Our debt-to-capitalization ratio was 38.9% at August 2, 2003, 36.0% at February 1, 2003 and 53.7% at August 3, 2002. We have a goal to further reduce debt levels during fiscal 2004 by utilizing cash provided by operating activities.

Business Outlook

     In a press release dated August 18, 2003, which was furnished to the Securities and Exchange Commission on form 8-K, the Company reiterated its previously stated earnings guidance for fiscal 2004 to be in the range of $2.00 to $2.10 of earnings per diluted share.

     Our actual results in the third and fourth quarters are highly dependent on the sales and operating margin performance we are able to achieve. As a result, our estimates are subject to further refinement which we will provide as appropriate based on developments throughout the year. Below are assumptions that we used for our full year 2004 earnings per share guidance.

•	Same-store sales growth is expected to approximate 4% for the full fiscal year.

•	For the second half, the Company expects earnings per share of $1.90-$2.00, based on approximately 22.3 million diluted shares outstanding, assuming the reclassification proposal is approved by shareholders in November. The second half performance is expected to be impacted by $2.6 million of stock based compensation expense and approximately $1.0 million in additional costs related to the reclassification proposal.

•	As previously indicated, the Company expects to achieve earnings improvement in the second half of the year. The rate of improvement is expected to be greater in the third quarter.

     Looking forward to fiscal 2005, the Company is targeting an earnings improvement of 10-12%, after excluding the estimated costs of both the share reclassification and debt repurchases in fiscal 2004, totaling approximately $5.0 million pretax. The Company expects to accelerate the number of superstore openings in fiscal 2005 to approximately 30 to 40 stores.

Share Reclassification Proposal and Other Matters

     On May 19, 2003, we filed a Form S-4 Registration Statement with the Securities and Exchange Commission to register securities to be issued in connection with a proposed reclassification of our two classes of common shares into one voting class. As part of the proposal, we will also seek to amend certain provisions of its code of regulations. That Form S-4 Registration Statement was amended on July 18, 2003 and August 19, 2003, but has not yet become effective.

     We expect to finalize our Form S-4 Registration Statement shortly and hold a special meeting of shareholders on or about November 4, 2003 to vote on the proposal. Prior to that time, each shareholder will receive a written prospectus and proxy statement describing the proposed reclassification and the amendments to our code of regulations. Our shareholders should read that information when it becomes available because it will contain important information.

     On August 18, 2003, our Board of Directors announced the appointment of Tracey Travis, Senior Vice-President, Finance for Limited Brands, Inc. to the Board of Directors. In addition, we announced that Betty Rosskamm and Alma Zimmerman, two of the founders of the Company, resigned from the board and were elected to the newly created honorary position of Director Emeritus. The Emeritus status will allow them to attend all meetings of our Board of Directors at their option, but will not allow them to vote on any matter presented to the Board or serve on or attend the meetings of any of the Board’s committees.

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

Critical Accounting Policies

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, in the notes to the consolidated financial statements, Note 1 and the Critical Accounting Policies section.

Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflects the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will”, “should”, “would”, “may”, and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s credit facility is based on variable rates. The Company’s objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of our variable-rate exposures to fixed interest rates (See Note 5 – Fair Value of Derivative Financial Instruments).

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

a)	An Annual Meeting of Shareholders of the Company was held on June 10, 2003.

b)	Alan Rosskamm, Scott Cowen and Gregg Searle were elected to the Board of Directors in the class whose term of office expires in 2006.

c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

Nominee	Votes For	Votes Withheld

Alan Rosskamm	8,365,382	497,603

Scott Cowen	8,778,140	84,845

Greg Searle	8,784,118	78,867

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 31.1 – Section 302 Certification By Chief Executive Officer

Exhibit 31.2 – Section 302 Certification By Chief Financial Officer

Exhibit 32.1 – Section 906 Certification of Principal Executive Officer

Exhibit 32.2 – Section 906 Certification of Principal Financial Officer

b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 8, 2003 to report the issuance of a press release announcing its net sales for the four weeks and first quarter ended May 3, 2003 and provide earnings outlook for the first quarter ended May 3, 2003.

The Company filed a Current Report on Form 8-K dated May 20, 2003 to report the issuance of a press release announcing its earnings for the first quarter ended May 3, 2003 and provide an earnings outlook for the second quarter ending August 2, 2003 and the fiscal year ending January 31, 2004. In addition, the Company announced that a Form S-4 Registration Statement was filed in connection with a reclassification proposal to collapse the Company’s dual-class equity structure to a single voting class of stock, the adoption of SFAS No. 123 and other changes to the Board of Directors.

The Company filed a Current Report on Form 8-K dated June 5, 2003 to report the issuance of a press release announcing its net sales for the four weeks and year-to-date periods ended as of May 31, 2003.

The Company filed a Current Report on Form 8-K dated July 10, 2003 to report the issuance of a press release announcing its sales results for the four weeks and year-to-date periods ended July 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.

DATE: September 5, 2003	/s/ Alan Rosskamm

	By:	Alan Rosskamm
President and Chief Executive Officer

/s/ Brian P. Carney

	By:	Brian P. Carney
Executive Vice President and Chief Financial
Officer