Form 10-K/A
period 2003-02-01
JO-ANN STORES INC
filed 2003-09-09
CIK 34151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment of this Form 10-K/A. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of August 2, 2002 was $409.2 million.

     The number of shares outstanding, as of April 11, 2003, of the registrant’s Class A Common Stock was 10,423,700 and of the registrant’s Class B Common Stock was 9,414,171.

     Documents incorporated by reference:

     Portions of the following documents are incorporated by reference:

Proxy Statement for 2003 Annual Meeting of Shareholders — Items 10, 11 and 12 of Part III.

Introductory Note:

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 filed on May 2, 2003 (the “Original Filing”).

The Company is filing this Amendment in order to amend (a) Part I — Item 8 note 12 “Minority Investment” of the notes to the Consolidated Financial Statements, which deals with expanded disclosure of IdeaForest.com and (b) Part IV-Item 15—to include financial statements for IdeaForest.com.

Exhibit No. 23.1 to this Amendment was identified as Exhibit 23 in the Original Filing and is being currently dated but is otherwise unchanged. Exhibit No. 23.2 to this Amendment is being added due to the addition of the IdeaForest.com financial statements. Exhibit No. 23.3 was identified as Exhibit 23.1 in the Original Filing and other than the change of the exhibit number is otherwise unchanged. Section 302 CEO/CFO Certifications were updated to be compliant with SEC changes effective July 28, 2003 and are included as Exhibits 31.1 and 31.2. Section 906 CEO/CFO Certifications were updated to be compliant with SEC changes effective July 28, 2003 and are included as Exhibits 32.1 and 32.2.

PART I

     Except as otherwise stated, the information contained in this report is given as of February 1, 2003, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann etc,” “Registrant,” “Company,” “we,” “our,” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2003 refers to the period ended February 1, 2003).

Item 1. Business

     We are the nation’s largest fabric and craft specialty retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise from fabrics and notions used in crafting, quilting, apparel sewing, and home decorating projects, to craft components, artificial and dried flowers, and finished seasonal merchandise. As of February 1, 2003, we operated 919 stores in 48 states (847 traditional stores and 72 superstores).

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

     Over the past five years, we have invested heavily in our infrastructure, primarily in the areas of superstore growth and systems and logistics. Although this infrastructure spending resulted in higher debt levels and interest expense, it was required in order to improve our operating efficiency and to build the necessary platform for continued store growth. Major capital expenditures during this period included:

•	implementation of our fully integrated enterprise-wide system (“SAP Retail”) — completed in fiscal 2001;

•	construction and opening of our Visalia, California distribution center, our second owned distribution center, completed in fiscal 2002; and

•	the opening of 65 of our 72 superstores.

     In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail, impacting our ability to stay in stock on key basic products while, at the same time, being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered.

     As a result of our SAP Retail implementation issues, coupled with the increased debt levels and a decline in our operating margins, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. At the end of fiscal 2001, we announced the implementation of a three-year turnaround plan (the “Turnaround Plan”). A number of charges were taken during fiscal 2001 and 2002 related to the Turnaround Plan.

     During fiscal 2002 and 2003, the Company made significant strides in executing its Turnaround Plan and improving its operations. In fact, in the two years since the announcement of the Turnaround Plan, we have exceeded all of the financial goals we had established for the original three-year plan. In fiscal 2003, we achieved record earnings and have reduced debt levels, net of cash, to approximately $100 million, our lowest level in five years, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Superstore Growth. Our strategy is to roll out our refined superstore format across the nation. Based on our research, we believe that our superstore is a “breakthrough” concept. Our research has demonstrated that our customers actually have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our 35,000 square foot superstore will give us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — of sewing, crafting, framing, seasonal, floral and home accessories — all under one roof. In locations where we close a traditional store and replace it with a superstore, we generate an average sales increase in the first year of more than 300 percent. We have planned approximately 20 store openings for fiscal 2004, the majority of which will be superstores.

     Improve Gross Margins. We believe we can improve gross margins by refining supply chain management and merchandising in our stores. We continually examine our product sourcing opportunities to improve our partnerships with our vendors or source through different channels. Further, SAP Retail has provided substantial flexibility in assessing product performance and we measure all of our product utilizing gross margin return on investment (“GMROI”). This process enables us to improve our product selection in our store inventory mix and allows us to reduce the level of non-performing product. SAP Retail also provides the flexibility to target specific SKU item performance and placement in the locations where maximum results can be obtained. We also believe we have further opportunities to reduce store shrink expense.

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

Stores

     The following table shows our stores by type and state at February 1, 2003:

	Traditional	Superstore	Total

Alabama	2	—	2
Alaska	5	—	5
Arizona	14	4	18
Arkansas	3	—	3
California	97	6	103
Colorado	14	—	14
Connecticut	15	2	17
Delaware	3	—	3
Florida	51	6	57
Georgia	9	6	15
Idaho	9	—	9
Illinois	42	—	42
Indiana	27	2	29
Iowa	11	—	11
Kansas	8	1	9
Kentucky	5	—	5
Louisiana	7	—	7
Maine	5	—	5
Maryland	20	3	23
Massachusetts	24	—	24
Michigan	46	10	56
Minnesota	17	5	22
Missouri	12	1	13
Montana	7	—	7
Nebraska	6	—	6
Nevada	4	2	6
New Hampshire	8	—	8
New Jersey	16	—	16
New Mexico	6	—	6
New York	38	7	45
North Carolina	9	—	9
North Dakota	4	—	4
Ohio	58	10	68
Oklahoma	5	—	5
Oregon	26	—	26
Pennsylvania	51	1	52
Rhode Island	2	—	2
South Carolina	2	—	2
South Dakota	2	—	2
Tennessee	2	3	5
Texas	54	—	54
Utah	13	—	13
Vermont	4	—	4
Virginia	22	—	22
Washington	34	3	37
West Virginia	5	—	5
Wisconsin	22	—	22
Wyoming	1	—	1

Total	847	72	919

     The following table reflects the number of stores opened, expanded or relocated, closed and acquired during each of the past five fiscal years (square footage in thousands):

					Stores in
Fiscal	Stores	Expanded or	Stores	Stores	Operation at	Square
Year	Opened	Relocated	Closed	Acquired	Year-end	Footage

1999	31	26	(47)	171 (1)	1,058	15,270
2000	29	22	(61)	—	1,026	15,642
2001	18	9	(37)	—	1,007	16,068
2002	12	10	(60)	—	959	15,897
2003	3	6	(43)	—	919	15,435

(1)	In April 1998, we completed a merger with House of Fabrics, Inc., a chain of 261 fabric and craft stores located primarily on the West Coast. Of the 261 stores acquired, 90 stores were consolidated with existing traditional stores. As a result, 171 net new units were added to the store base.

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

Product Selection

     The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

Principal product lines:
Softlines	63%	64%	63%
Hardlines and seasonal	37%	36%	37%

Total	100%	100%	100%

Softlines

     We offer a broad and comprehensive assortment of fabrics in both our traditional and superstore formats. These fabrics are merchandised by end use much like a department store and are sourced from throughout the world to offer our customer a combination of unique design, fashion forward trends, and value. Our assortments feature a combination of national brands, designer labels, as well as several proprietary brands such as our “signature series”. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics, used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments as well as blankets and decor accessories;

•	special-buy or fabrics representing extreme values for our customer;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings. In addition to the in-store assortment, we offer a special order capability for additional designs;

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers, and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Hardlines and Seasonal

     Our company offers a broad assortment of hardlines merchandise for the creative enthusiast. Our superstores offer the complete array of categories while our traditional stores, due to their smaller size, merchandise edited assortments, and in some cases, stock only those assortments necessary to serve our core customer. We offer the following hardline selections:

•	papercrafting components, such as albums, papers, stickers, stamps, and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, woodworking, wall decor, and kids crafting;

•	brand-name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	yarn and accessories as well as needlecraft kits and supplies;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and, in superstores, full service framing departments with picture framing materials, including custom frames, mat boards, glass, backing materials and related supplies;

•	floral products, including artificial flowers, dried flowers, artificial plants sold separately or in ready-made and custom floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home decor accessories including baskets, candles and accent collections designed to complement our home decor fashions.

     In addition to the basic categories described above, our stores regularly feature seasonal products, which complement our core merchandising strategy. Our seasonal offering spans all product lines and includes decorations, gifts and supplies that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. We own several private label seasonal brands including the “Cottontale Collection,” “Spooky Hollow” and “Santa’s Workbench.” A large percentage of our seasonal assortments represent product designed exclusively for us.

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

     We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 90 percent of our store base. For the remaining 10 percent of our chain, we transport product to the stores using less than truckload carriers or through 3 regional “hubs” where it is crossdocked for local delivery. We do not own either the regional hubs or the local delivery vehicles.

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

     Traditional store team leaders are typically promoted from a group of top performing sales team members, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leaders have primarily been staffed with individuals from outside the Company who have previous experience in managing “big-box” retail concepts.

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

     In March 2000, we went live on SAP Retail. The completion of the retail portion of this project merged all of our financial, merchandise, and retail systems and linked business processes on a single software platform. The total cost of SAP Retail was approximately $33.0 million and is being amortized over five years. We experienced operating difficulties stemming from the implementation of SAP Retail, as discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations. During fiscal year 2002, we stabilized operations under SAP Retail and the system is now being used to fine tune our processes. In-stock positions and inventory turns have significantly improved, primarily driven by our auto-replenishment and the improved inventory management capabilities.

Status of Product or Line of Business

     During fiscal 2003, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks

     We do business under the federally registered trademarks “Jo-Ann Fabrics and Crafts” and “Jo-Ann etc.” We believe that these names are significant to our business.

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

     We have two national competitors in the fabric and craft specialty retail industry, one in the fabric segment and one in the craft segment of the industry, with the balance of the competitors being regional and local operators. We believe that there are only a few competitors with fabric or crafts sales exceeding $200 million annually. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy and capital investment needs going forward.

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

     The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10-15 years and renewal options generally ranging from 5- 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year ended February 1, 2003, we incurred $143.0 million of rental expense, including common area maintenance, taxes and insurance for store locations.

     As of February 1, 2003, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Year Lease Terms Expire	Store Leases

Month-to-month	11
2004	20
2005	29
2006	24
2007	31
2008	29
Thereafter	774

Total	918

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

Executive Officers of the Registrant

     The following information is set forth pursuant to Item 401(b) of Regulation S-K.

     Our executive officers are as follows:

Name	Age	Position

Alan Rosskamm	53	Chairman of the Board, President and Chief Executive Officer
Dave Bolen	51	Executive Vice President, Merchandising, Marketing and Logistics
Brian Carney	42	Executive Vice President, Chief Financial Officer
Michael Edwards	42	Executive Vice President, Operations
Valerie Gentile Sachs	47	Executive Vice President, General Counsel and Secretary
Rosalind Thompson	53	Executive Vice President, Human Resources

     Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our Company for more than five years. He is a member of one of the two founding families of our Company and has been employed by us since 1978. Mr. Rosskamm is the son of Betty Rosskamm. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women’s apparel retailer.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Class A and Class B common shares are traded on the New York Stock Exchange under the ticker symbols JAS.a and JAS.b, respectively. The number of Class A and Class B common shareholders of record as of April 11, 2003 were 675 and 584, respectively.

     The quarterly high and low closing stock prices for fiscal 2003 and 2002 are presented in the table below:

	Class A		Class B
	Common Stock		Common Stock

	High	Low	High	Low

Fiscal 2003:
February 1, 2003	$26.85	$21.81	$22.85	$18.19
November 2, 2002	33.75	23.35	26.69	18.32
August 3, 2002	29.25	19.15	21.50	14.50
May 4, 2002	20.34	10.70	17.30	9.15
Fiscal 2002:
February 2, 2002	$11.10	$3.90	$9.30	$2.25
November 3, 2001	5.81	4.25	3.80	2.50
August 4, 2001	4.95	3.95	3.25	2.25
May 5, 2001	5.60	3.90	4.75	2.83

     The Company did not pay dividends on its common stock during fiscal 2003 and fiscal 2002. The Company’s dividend policy has been to retain earnings for the operation and growth of its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.

     See Part III, Item 12 for a description of our equity compensation plans.

Item 6. Selected Financial Data

     The following table presents our selected financial data for each of the ten years ending February 1, 2003. The selected financial data was derived from the audited financial statements and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and other financial data that we have filed with the Securities and Exchange Commission. The Company presents earnings before interest, taxes, depreciation and amortization (“EBITDA”) because management believes that EBITDA could be useful for investors in assessing our operating performance and our performance relative to our financial obligations. Additionally, EBITDA is a measure commonly used and referred to by financial analysts because of its usefulness in evaluating operating performance. EBITDA is a non-GAAP financial measurement and should not be considered in isolation or as a substitute for other measures of performance. Additionally, EBITDA may not be comparable to financial data as defined or used by other companies. We have included a reconciliation of our reported net income to EBITDA at the bottom of the table.

	Fiscal Year Ended

	Feb 1,	Feb 2,	Feb 3,	Jan 29,	Jan 30,	Jan 31,	Feb 1,	Jan 27,	Jan 28,	Jan 29,
	2003	2002	2001(a)	2000	1999	1998	1997(a)	1996	1995	1994

	(Dollars in millions, except earnings per share data)
Operating Results:
Net sales	$1,682.0	$1,570.3	$1,483.3	$1,381.5	$1,242.9	$975.0	$929.0	$834.6	$677.3	$582.1
Total net sales percentage Increase	7.1%	5.9%	7.4%	11.2%	27.5%	5.0%	11.3%	23.2%	16.4%	1.4%
Same-store sales percentage increase (b)	8.4%	5.9%	1.3%	4.5%	3.5%	3.8%	7.5%	3.0%	1.0%	(4.4)%
Gross margin	777.5	693.1	645.1	633.2	564.0	441.5	412.1	378.5	299.3	251.6
Selling, general and administrative expenses	642.9	644.2	589.2	533.8	476.7	363.1	340.9	319.9	257.2	223.4
Depreciation and amortization	36.1	39.3	38.3	32.0	27.7	21.7	21.2	18.2	14.0	12.0

Operating profit	98.5	9.6	17.6	67.4	34.5	56.7	50.0	40.4	28.1	16.2
Operating profit percent of net sales	5.9%	0.6%	1.2%	4.9%	2.8%	5.8%	5.4%	4.8%	4.1%	2.8%
Net income (loss)	$44.9	$(14.9)	$(13.6)	$25.6	$13.4	$30.6	$24.6	$17.8	$12.1	$1.9
Net income percent of net sales	2.7%	(0.9)%	(0.9)%	1.9%	1.1%	3.1%	2.6%	2.1%	1.8%	0.3%
EBITDA	$134.6	$48.9	$55.9	$99.4	$62.2	$78.4	$71.2	$58.6	$42.1	$28.2
EBITDA percent of net sales	8.0%	3.1%	3.8%	7.2%	5.0%	8.0%	7.7%	7.0%	6.2%	4.8%
Per Share Data (c):
Net income (loss) - diluted	$2.23	$(0.81)	$(0.75)	$1.38	$0.67	$1.59	$1.26	$0.91	$0.65	$0.35
Average shares outstanding - diluted (000’s)	20,106	18,444	18,041	18,583	19,904	20,592	21,216	19,293	18,749	18,877

Financial Position:
Cash	$63.2	$21.1	$17.5	$21.4	$20.4	$14.8	$12.6	$11.6	$21.9	$7.7
Inventories	363.1	369.0	451.0	442.5	404.0	278.9	280.6	322.6	274.7	223.8
Current assets	471.7	438.2	505.8	497.9	480.1	312.3	308.7	351.8	315.8	247.1
Property, equipment and leasehold improvements, net	190.3	210.1	190.2	194.7	164.0	110.0	94.6	102.0	84.1	75.6
Current liabilities	205.8	205.4	223.5	208.1	209.2	164.8	141.2	129.2	127.5	80.2
Long-term debt	162.9	223.7	240.0	245.2	182.5	24.7	72.1	155.5	127.0	102.5
Shareholders’ equity	289.4	232.8	248.8	259.4	249.0	231.1	189.8	171.4	151.8	148.4
Per Share Data (c):
Book value (d)	$14.81	$12.49	$13.67	$14.54	$13.10	$12.31	$10.59	$9.27	$8.25	$8.16
Shares outstanding, net of treasury shares (000’s)	19,543	18,632	18,207	17,845	19,012	18,767	17,921	18,486	18,398	18,194

Item 6. Selected Financial Data (Continued)

	Fiscal Year Ended

	Feb 1,	Feb 2,	Feb 3,	Jan 29,	Jan 30,	Jan 31,	Feb 1,	Jan 27,	Jan 28,	Jan 29,
	2003	2002	2001(a)	2000	1999	1998	1997(a)	1996	1995	1994

	(Dollars in millions, except earnings per share data)
Other Financial Information:
Return on average equity (e)	17.2%	(6.2)%	(5.4)%	10.1%	5.6%	14.5%	13.6%	11.0%	8.1%	1.3%
Capital expenditures	$22.7	$66.5	$35.9	$67.4	$75.1	$36.6	$13.2	$34.7	$11.7	$8.5
Long-term debt to total capitalization	36.0%	49.0%	49.1%	48.6%	42.3%	9.7%	27.5%	47.6%	45.6%	40.9%

Store Count:
Traditional stores	847	889	949	984	1,034	896	913	935	964	655
Superstores	72	70	58	42	24	7	1	1	—	—

Total	919	959	1,007	1,026	1,058	903	914	936	964	655

Store Square Footage (000’s)
Traditional stores	12,165	12,684	13,381	13,685	14,144	11,794	11,566	11,476	11,424	7,481
Superstores	3,270	3,213	2,687	1,957	1,126	325	46	46	—	—

Total	15,435	15,897	16,068	15,642	15,270	12,119	11,612	11,522	11,424	7,481

EBITDA Reconciliation:
Net income (loss)	$44.9	$(14.9)	$(13.6)	$25.6	$13.4	$30.6	$24.6	$17.8	$12.1	$1.9
Income tax provision (benefit)	27.6	(8.8)	(4.3)	15.6	8.6	19.1	14.8	10.6	7.6	3.9
Depreciation and amortization	36.1	39.3	38.3	32.0	27.7	21.7	21.2	18.2	14.0	12.0
Interest expense, net	26.0	32.7	29.0	26.2	12.5	5.9	10.6	12.0	8.4	5.6
Losses from extraordinary items/discontinued operations	—	0.6	—	—	—	1.1	—	—	—	4.8
Equity and asset impairment losses of minority investment	—	—	6.5	—	—	—	—	—	—	—

EBITDA	$134.6	$48.9	$55.9	$99.4	$62.2	$78.4	$71.2	$58.6	$42.1	$28.2

(a)	53-week year.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of our stores, we exclude the net sales results from these stores in our same-store sales calculation until the first day of the first month following the one year anniversary of its expansion or relocation. Further, in a 53 week year, net sales are compared to the comparable 53 weeks of the prior period.

(c)	The number of shares and per share data have been restated to give effect to changes required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, and the Recapitalization Amendment, effective August 2, 1995, which has been accounted for as if it were a two-for-one stock split.

(d)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(e)	Return on average equity is calculated by dividing net income by the average of the Company shareholders’ equity as of the beginning and end of its current fiscal year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K/A.

     We are the nation’s largest fabric and craft specialty retailer, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating, and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise from fabrics and notions used in crafting, quilting, apparel sewing, and home decorating projects, to craft components, artificial and dried flowers, and finished seasonal merchandise. As of February 1, 2003, we operated 919 stores in 48 states (847 traditional stores and 72 superstores).

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

     Over the past five years, we have invested heavily in our infrastructure, primarily in the areas of superstore growth and systems and logistics. Although this infrastructure spending resulted in higher debt levels and interest expense, it was required in order to improve our operating efficiency and to build the necessary platform for continued growth. Major capital expenditures during this period included:

•	implementation of our fully integrated enterprise-wide system (“SAP Retail”) — completed in fiscal 2001;

•	construction and opening of our Visalia, California distribution center, our second owned distribution center, completed in fiscal 2002; and

•	the opening of 65 of our 72 superstores.

     In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail, negatively impacting our ability to stay in stock on key basic products while, at the same time, being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered.

     As a result of the SAP Retail implementation issues, coupled with the increased debt levels and a decline in our operating margins, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. At the end of fiscal 2001, we announced the implementation of our turnaround plan (the “Turnaround Plan”). A number of charges (the “Turnaround Charges”) were taken during fiscal 2002 and 2001 related to the Turnaround Plan. See the discussion below under “Turnaround Charges and Litigation Settlement.”

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

	Percentage of Net Sales

	Fiscal Year Ended

	Feb 1, 2003	Feb 2, 2002	Feb 3, 2001

Net sales	100.0%	100.0%	100.0%
Gross margin	46.2%	44.1%	43.5%
Selling, general and administrative expenses	38.2%	41.0%	39.7%
Depreciation and amortization	2.1%	2.5%	2.6%

Operating profit	5.9%	0.6%	1.2%

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

     Gross margin. As you review our gross margin performance, we believe you should consider the following important information related to charges recorded in fiscal 2002 (which are discussed in further detail below under “Turnaround Charges and Litigation Settlement"):

•	During fiscal 2002, sales related to the SKU Reduction Initiative totaled $34 million, recorded at zero gross margin. This negatively impacted the fiscal 2002 gross margin rate by approximately 100 basis points (100 basis points equal one percent).

•	During fiscal 2002, $2.6 million of the $19.7 million in Turnaround Charges were recorded in cost of sales. This negatively impacted the fiscal 2002 gross margin rate by approximately 20 basis points.

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

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. As you review our SG&A performance, we believe you should consider the following important information related to charges recorded in fiscal 2002 (which is discussed in further detail below under “Turnaround Charges and Litigation Settlement”):

•	During fiscal 2002, $17.1 million of the $19.7 million in Turnaround Charges were recorded in SG&A. This negatively impacted the SG&A rate by approximately 110 basis points.

•	During fiscal 2002, the settlement of certain California wage litigation resulted in a charge of $6.5 million. This negatively impacted the SG&A rate by approximately 40 basis points.

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

     Operating profit. Operating profit for fiscal 2003 was $98.5 million, compared with $9.6 million for fiscal 2002. The fiscal 2002 operating profit was impacted by the Turnaround Charges recorded. See the “Gross margin” and “Selling, general and administrative expenses” discussions above.

     Interest expense. Interest expense for fiscal 2003 was $26.0 million, compared with $32.7 million in fiscal 2002, a decrease of $6.7 million. Substantially all of this decrease is attributable to a decrease in average debt levels. Our average debt levels during fiscal 2003 were $239 million compared with $319 million during fiscal 2002. During fiscal 2003 we repurchased, in the open market, $27.1 million of our 10 3/8% subordinated notes at a purchase price of $28.3 million or 4.3% over par. The premium we paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges totaling $1.9 million pre-tax were written off and recorded in SG&A expense, as discussed under “Liquidity and Capital Resources” below.

     Income taxes. Our effective income tax rate was 38.0% for both fiscal 2003 and fiscal 2002.

     Extraordinary item. In the first quarter of fiscal 2002, we entered into a new $365.0 million senior secured credit facility (the “Credit Facility”). Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item.

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

     Gross margin. As you review our gross margin performance, we believe you should consider the following important information (which is discussed in further detail below under “Turnaround Charges and Litigation Settlement"):

•	Fiscal 2002 charges:

•	Sales related to the SKU Reduction Initiative totaled $34 million, recorded at zero gross margin. This negatively impacted the gross margin rate by approximately 100 basis points.

•	$2.6 million of the $19.7 million in Turnaround Charges were recorded in cost of sales. This negatively impacted the gross margin rate by approximately 20 basis points.

•	During fiscal 2001, $23.0 million of the $29.7 million in Turnaround Charges were recorded in cost of sales. This negatively impacted the gross margin rate by approximately 160 basis points.

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

     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. As you review our SG&A performance, we believe you should consider the following important information (which is discussed in further detail below under “Turnaround Charges and Litigation Settlement"):

•	Fiscal 2002 charges:

•	$17.1 million of the $19.7 million in Turnaround Charges were recorded in SG&A. This negatively impacted the fiscal 2002 SG&A rate by approximately 110 basis points.

•	We recorded $6.5 million for the settlement of certain California litigation. This negatively impacted the fiscal 2002 SG&A rate by approximately 40 basis points.

•	During fiscal 2001, $6.7 million of the $29.7 million in Turnaround Charges were recorded in SG&A. This negatively impacted the fiscal 2001 SG&A rate by approximately 45 basis points.

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

     Operating profit. Operating profit for fiscal 2002 was $9.6 million, compared with $17.6 million in fiscal 2001, a decrease of $8.0 million. Operating profit for both fiscal 2002 and 2001 was impacted by the Turnaround Charges and the litigation settlement. See the “Gross margin” and “Selling, general and administrative expenses” discussions above.

     Interest expense. Interest expense for fiscal 2002 was $32.7 million, compared with $29.0 million in fiscal 2001, an increase of $3.7 million. The increase is primarily due to the impact of higher average borrowings partially offset by a lower average interest rate. Our average debt levels during fiscal 2002 were $319 million compared with $269 million during fiscal 2001. The increase in average borrowings is due primarily to the unwind of a synthetic lease facility used to finance our Visalia distribution center and a change in import letters of credit terms from 120 days to “sight”, as discussed under “Liquidity and Capital Resources” below.

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

     During the fourth quarter of fiscal 2001, we reduced the carrying value of our investment in IdeaForest to zero, which resulted in a $3.3 million charge. Our decision to reduce the carrying value of our investment to zero was predicated on operating projections prepared by IdeaForest that resulted in the their cash balance being reduced to near zero before cash flow positive operating status was achieved. Currently, IdeaForest’s operations on an annualized basis are not yet profitable, but the company is approaching a cash flow breakeven level. We remain committed to an online presence and we will continue to evaluate our options with IdeaForest as the company demonstrates continued improvement in its operations.

     Extraordinary Item. In the first quarter of fiscal 2002, we entered into the Credit Facility, consisting of a $325.0 million revolving credit facility and a $40.0 million term loan facility. The

Credit Facility replaced our prior senior credit and synthetic lease facilities. Deferred finance charges written-off under the prior senior credit facility totaled $0.6 million after-tax, or $0.03 per diluted share, and were recorded as an extraordinary item. See the discussion under “Liquidity and Capital Resources — Sources of Liquidity” below.

Turnaround Charges and Litigation Settlement

     During the three years ended February 1, 2003, we recorded various charges associated with a turnaround plan (the “Turnaround Plan”) that we initiated in fiscal 2001. These charges included store closing costs, inventory markdowns to net realizable value in connection with the SKU Reduction Initiative and store closings, and asset impairment losses for store fixtures and leaseholds. Collectively, we have referred to these charges as the turnaround charges (“Turnaround Charges”). We also recorded a litigation settlement charge of $6.5 million in fiscal 2002.

     Store Closing Charges. We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As a result, we have very few stores in operation that are not cash flow positive on a “four-wall” contribution basis. In addition, despite an aggressive store rationalization policy, pursuant to which we have closed approximately 250 stores in the last five years, we are paying rent on just five store locations where we have not yet obtained a sublease tenant or executed a lease termination.

     In accordance with the applicable accounting literature (Emerging Issues Task Force Issue (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,”) we recorded pre-tax charges in operating expenses of $17.1 million in fiscal 2002 and $6.7 million in fiscal 2001 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan. We also incurred expenses of $0.5 million and $1.2 million, in fiscal 2002 and 2001, respectively, for store closings unrelated to the Turnaround Plan.

     As discussed in Note 1 — Significant Accounting Policies, effective December 31, 2002, we are required to account for the costs of store closings under SFAS No. 146. In addition, we have adopted the new accounting requirements related to asset impairment as required by SFAS No. 144, effective February 3, 2002.

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

	Fiscal Year Ended

	2003	2002	2001

Store Closing Charges:
Non-cancelable lease obligations	$(5.9)	$9.6	$4.1
Asset impairment	6.7	5.0	—
Other costs	0.6	3.0	3.8

Total	$1.4	$17.6	$7.9

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

     In accordance with EITF 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” we also recorded in cost of goods sold the markdown of certain inventory contained in the stores identified for closing to its net realizable value. Inventory write-downs recorded were $2.4 million in fiscal 2003 and $2.6 million in fiscal 2002. The inventory reserve remaining at February 1, 2003 is $2.4 million.

     Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three years ended February 1, 2003 (dollars in millions):

	Non-cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

Balance at Jan 29, 2000	$4.4	$—	$—	$4.4
Amounts charged to income	4.1	—	3.8	7.9
Utilization:
Cash	(3.0)	—	—	(3.0)
Non-Cash	—	—	—	—

Balance at Feb 3, 2001	5.5	—	3.8	9.3
Amounts charged to income	9.6	5.0	3.0	17.6
Utilization:
Cash	(3.9)	—	(5.6)	(9.5)
Non-Cash	—	(5.0)	—	(5.0)

Balance at Feb 2, 2002	11.2	—	1.2	12.4
Amounts charged to income	(5.9)	6.7	0.6	1.4
Utilization:
Cash	(1.8)	—	(0.9)	(2.7)
Non-Cash	—	(6.7)	—	(6.7)

Balance at Feb 1, 2003	$3.5	$—	$0.9	$4.4

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

     Litigation Settlement. In August 2000, a former employee of the Company filed a purported class action complaint against the Company, on behalf of the Company’s former and current California store management employees. The complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as “exempt” employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed in October 2000 in the Superior Court of California. This case was settled in fiscal 2002 for $6.5 million. The settlement was paid in the first quarter of fiscal 2003.

Liquidity and Capital Resources

     The following table provides cash flow related information for the three fiscal years ended February 1, 2003.

	2003	2002	2001

Net cash provided by operating activities	$119.2	$88.2	$39.0
Net cash used for investing activities	(22.7)	(66.5)	(40.7)
Net cash used for financing activities	(54.4)	(18.1)	(2.2)

Net increase (decrease) in cash and cash equivalents	$42.1	$3.6	$(3.9)

Ending cash and cash equivalents	$63.2	$21.1	$17.5

Net Cash Provided By Operating Activities

     Net cash provided by operating activities was $119.2 million in fiscal 2003, compared with $88.2 million in fiscal 2002, an increase of $31.0 million driven by our strong operating performance. Cash flows from operating activities, before changes in operating assets and liabilities, increased $100.9 million, substantially all of which was driven by the Company’s improved results of operations.

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

     Accounts payable increased $6.8 million in fiscal 2003 compared with a decrease of $40.9 million in fiscal 2002. The decrease in fiscal 2002 was due to the significant reduction in inventory levels and as a result of payment changes we initiated under our import letter of credit arrangements. We utilize letters of credit in the procurement of imported product for resale, which represented approximately 27% of our total annual purchases in fiscal 2003. Beginning in late fiscal 2001, we changed our dating on import letters of credit to approximately 10 days, or

“sight” terms, from our historic terms of 120 days, in exchange for more favorable discount terms from our vendors. This resulted in an approximately $30.0 million decrease in accounts payable and a corresponding increase in the Company’s debt outstanding.

     Net cash provided by operating activities was $88.2 million in fiscal 2002, compared with $39.0 million in fiscal 2001, an increase of $49.2 million driven by improvements in working capital. Most notably, inventories, net of payables support, decreased $41.1 million.

Net Cash Used For Investing Activities

     Net cash used for investing activities for fiscal 2003 totaled $22.7 million compared with $66.5 million in fiscal 2002. Capital expenditures were $22.7 million during fiscal 2003 versus $66.5 million in fiscal 2002 and are discussed further below under the caption “Capital Expenditures.”

     Net cash used for investing activities for fiscal 2002 totaled $66.5 million compared with $40.7 million in fiscal 2001. Capital expenditures were $66.5 million during fiscal 2002 versus $35.9 million in fiscal 2001.

Capital Expenditures

     Capital expenditures for fiscal 2003 totaled $22.7 million, our lowest level of capital spending in six years, as we focused on maximizing cash flow to reduce debt. During the year, we opened one superstore and two traditional stores and converted two larger traditional stores to our superstore format. We also relocated four traditional stores and closed 42 smaller or under- performing traditional stores and one superstore.

     Capital expenditures of $66.5 million in fiscal 2002 included approximately $40.0 million related to the unwind of a synthetic lease facility which was replaced by our new Credit Facility (discussed further under “Financing” below). The synthetic lease facility was originally used to finance the construction and equipment cost of our distribution center in Visalia, California. During fiscal 2001, construction was completed on this new 630,000 square foot distribution center. This facility was fully operational and shipping product to more than 300 stores, or over 30% of our chain, by the end of the second quarter of fiscal 2002.

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

Net Cash Used For Financing Activities

     Net cash used for financing activities during fiscal 2003 was $54.4 million, primarily related to a $60.8 million net decrease in debt borrowings resulting from the cash generated by our strong operating performance. During fiscal 2003 we repurchased, in the open market, $27.1 million of our 10 3/8% senior subordinated notes (the “Notes”) at a purchase price of $28.3 million or 4.3% over par.

     Net cash used for financing activities during fiscal 2002 was $18.1 million, primarily related to a $16.3 million net decrease in debt borrowings. This debt reduction was achieved despite the unwinding of a $40.0 million synthetic lease, which added $40.0 million to our balance sheet debt levels, and changes to our letter of credit payment terms, which we estimate added $30.0 million to our debt levels. The debt reduction was achieved primarily through our inventory reduction efforts as described above under “Net Cash Provided By Operating Activities.”

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

     In April 2001, we entered into the Credit Facility, which replaced our prior senior credit and synthetic lease facilities. The Credit Facility expires on April 30, 2005. The Credit Facility consists of a $365.0 million credit facility providing for $325.0 million in revolving loans and a $40.0 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The Credit Facility is fully and unconditionally guaranteed by each of our subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.25%, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At February 1, 2003, our interest on borrowings under our Credit Facility was LIBOR plus 1.75%. The Credit Facility contains a sub-limit for letters of credit of $150.0 million. Proceeds from the Credit Facility were used to repay all outstanding borrowings under our prior senior credit facility and synthetic lease facility.

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

     The Company’s weighted average interest rate (including the impact of the interest rate swaps referred to above) and weighted average borrowings under the Credit Facility, prior senior credit facility and other lines of credit were 7.9% and $104.7 million during fiscal 2003 and 7.2% and $169.0 million during fiscal 2002. The increase in the average interest rate is due to the decrease in borrowings, that, in turn, caused the current swap arrangement (priced at a fixed LIBOR rate of

6.72% on a notional amount of $90 million) to have a more significant impact on the average interest rate under the credit facility than in the prior year.

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

     During fiscal 2003, we purchased $27.1 million face value of the Notes. The purchases were made at an aggregate premium of 104.3% to par value. The $1.9 million pre-tax ($1.2 million after-tax) of aggregate losses include the premium to par value and the write off of deferred costs and original issue discount and are reflected in SG&A expenses. We have given notice to the indenture trustee that, on May 1, 2003, we intend to redeem $41.5 million face value of the Notes in accordance with the call provisions of the Notes’ indenture.

     Our total debt-to-capitalization ratio was 36.0% at February 1, 2003 and 49.0% at February 2, 2002. We have a goal to further reduce debt levels during fiscal 2004 by utilizing cash provided by operating activities and cash on hand.

Contractual Obligations and Commitments

     The following tables summarize our future cash outflows resulting from contractual obligations and commitments as of February 1, 2003:

	Payments Due by Period

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

Subordinated notes	$122.9	$—	$—	$122.9	$—
Credit Facility — revolving facility	—	—	—	—	—
Credit Facility — term loan	40.0	—	40.0	—	—
Letters of credit (1)	47.7	47.7	—	—	—
Operating Leases (2)	687.7	116.8	213.1	153.0	204.8

Total Contractual Cash Obligations	$898.3	$164.5	$253.1	$275.9	$204.8

(1)	Includes commercial letters of credit of $28.6 million and $19.1 million of standby letters of credit.

(2)	The remaining cash payments include $1.0 million associated with lease obligations for stores closed.

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

     Effective February 4, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. In accordance with SFAS No. 133, we have reviewed and designated all of our interest rate swap agreements as cash flow hedges and recognized the fair value of the interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2003 and 2002, unrealized after tax net income (losses) of $0.4 million and ($3.0) million, respectively, were recorded in other comprehensive income (loss). The comprehensive loss for fiscal 2002 included a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The pre-tax income (loss) as a result of hedge ineffectiveness (income) expense for fiscal 2003 and 2002 was $(0.3) million and $1.0 million, respectively, and is reflected in interest expense.

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

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”). SFAS No. 142 establishes accounting standards for intangible assets and goodwill. The Company adopted SFAS No. 142 on February 3, 2002. The Company performed the first of the required impairment tests of goodwill and based upon the transition impairment test performed on recorded goodwill, no impairment to goodwill exists. In the fourth quarter of fiscal 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of the non-amortization provision of SFAS No. 142 reduced amortization expense by approximately $0.7 million for the fiscal year ending February 1, 2003. The prior fiscal year included amortization expense of $0.7 million.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 was adopted in fiscal 2003. See the asset impairment discussion contained above in “Turnaround Charges and Litigation Settlement”.

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

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. Accordingly, SFAS 146 may affect the timing of recognizing exit and restructuring costs, if any, as well as the amounts recognized.

Accrued Expenses

     We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance related expenses, portions of which we are self-insured for. Our workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

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

     SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS No. 145 concludes that debt extinguishments should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 did not have a significant impact on the Company’s results of operations or financial position in fiscal 2003.

FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”. The interpretation elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of February 1, 2003, we did not have any outstanding guarantees, other than subsidiary guarantees of parent debt as disclosed in Note 14 to the consolidated financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. We have adopted the disclosure requirements of SFAS 148 in this Form 10-K/A for the fiscal year ended February 1, 2003.

Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which reflects the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will”, “should”, “would”, “may”, and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. Additional discussion of some of these and other risks and uncertainties is contained elsewhere under “Management’s Discussion and Analysis” and “Quantitative and Qualitative Disclosures About Market Risk”. We caution readers not to place undue reliance on these forward-looking statements which are restricted as to the dates they were made. We assume no obligation to update any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included in the “Derivative Financial Instruments and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Jo-Ann Stores, Inc.

Report of Management

     We have prepared the accompanying consolidated financial statements and related information included herein for the years ended February 1, 2003, February 2, 2002 and February 3, 2001. The opinion of Ernst & Young LLP, the Company’s independent auditors, for the year ended February 1, 2003, on those financial statements is included. The opinion of Arthur Andersen LLP, who have ceased operations, the Company’s former independent public accountants, for the years ended February 2, 2002 and February 3, 2001, on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, based on our best estimates and judgments and giving due consideration to materiality.

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

Report of Independent Auditors

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited the accompanying consolidated balance sheet of Jo-Ann Stores, Inc. and subsidiaries as of February 1, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule for the fiscal year ended February 1, 2003 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of the Company as of February 2, 2002, and for each of the fiscal years in the two year period ended February 2, 2002, were audited by other auditors, who have ceased operations and whose reports dated March 7, 2002 expressed an unqualified opinion.

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

/s/ Ernst & Young LLP

Cleveland, Ohio,
March 10, 2003.

Report of Former Independent Public Accountants

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended February 2, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K/A nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K/A. See Exhibit 23.3 for further discussion.

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (an Ohio corporation) and Subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	(Dollars in millions,
	except per share data)
Assets
Current assets:
Cash and cash equivalents	$63.2	$21.1
Inventories	363.1	369.0
Deferred income taxes	28.2	30.6
Prepaid expenses and other current assets	17.2	17.5

Total current assets	471.7	438.2
Property, equipment and leasehold improvements, net	190.3	210.1
Goodwill, net	26.5	26.5
Other assets	16.0	18.9

Total assets	$704.5	$693.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$129.9	$123.1
Accrued expenses	75.9	82.3

Total current liabilities	205.8	205.4
Long-term debt	162.9	223.7
Deferred income taxes	37.2	23.6
Other long-term liabilities	9.2	8.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock:
Class A, stated value $0.05 per share; 75,000,000 authorized, Issued and outstanding 10,241,884 and 9,825,802, respectively	0.5	0.6
Class B, stated value $0.05 per share; 75,000,000 authorized, Issued and outstanding 9,300,936 and 8,806,211, respectively	0.5	0.5
Additional paid-in capital	113.9	99.7
Unamortized restricted stock awards	(0.4)	(0.6)
Retained earnings	217.8	172.9
Accumulated other comprehensive loss	(2.6)	(3.0)

	329.7	270.1
Treasury stock, at cost	(40.3)	(37.3)

Total shareholders’ equity	289.4	232.8

Total liabilities and shareholders’ equity	$704.5	$693.7

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

	(Dollars in millions, except
	earnings per share data)
Net sales	$1,682.0	$1,570.3	$1,483.3
Cost of sales	904.5	877.2	838.2

Gross margin	777.5	693.1	645.1
Selling, general and administrative expenses	642.9	644.2	589.2
Depreciation and amortization	36.1	39.3	38.3

Operating profit	98.5	9.6	17.6
Interest expense, net	26.0	32.7	29.0

Income (loss) before income taxes	72.5	(23.1)	(11.4)
Income tax provision (benefit)	27.6	(8.8)	(4.3)

Income (loss) before equity loss and extraordinary item	44.9	(14.3)	(7.1)
Equity and asset impairment losses of minority investment	—	—	(6.5)

Income (loss) before extraordinary item	44.9	(14.3)	(13.6)
Extraordinary item, loss related to early retirement of debt, net of tax benefit of $0.4 million	—	(0.6)	—

Net income (loss)	$44.9	$(14.9)	$(13.6)

Basic net income (loss) per common share:
Before extraordinary item	$2.34	$(0.78)	$(0.75)
Extraordinary item	—	(0.03)	—

	$2.34	$(0.81)	$(0.75)

Diluted net income (loss) per common share:
Before extraordinary item	$2.23	$(0.78)	$(0.75)
Extraordinary item	—	(0.03)	—

	$2.23	$(0.81)	$(0.75)

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2003	2002	2001

	(Dollars in millions)
Net cash flows from operating activities:
Net income (loss)	$44.9	$(14.9)	$(13.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36.1	39.3	38.3
Deferred income taxes	15.7	(8.3)	(4.2)
Loss on disposal of fixed assets	2.3	1.2	1.7
Equity and asset impairment losses of minority investment	—	—	6.5
Extraordinary item, net of tax	—	0.6	—
Loss associated with purchase of senior subordinated notes	1.9	—	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	5.9	82.0	(8.5)
Increase (decrease) in accounts payable	6.8	(40.9)	14.4
(Decrease) increase in accrued expenses	(2.8)	21.2	3.9
Settlement of income tax contingency	—	—	(3.5)
Other, net	8.4	8.0	4.0

Net cash provided by operating activities	119.2	88.2	39.0
Net cash flows used for investing activities:
Capital expenditures	(22.7)	(66.5)	(35.9)
Minority investment	—	—	(6.5)
Other, net	—	—	1.7

Net cash used for investing activities	(22.7)	(66.5)	(40.7)
Net cash flows used for financing activities:
Proceeds from senior secured credit facility, net	—	171.6	—
Repayment of prior senior credit facility	—	(123.8)	—
Net change in revolving credit facility	(33.7)	(69.1)	(5.2)
Purchase of senior subordinated notes	(28.3)	—	—
Proceeds from exercise of stock options	8.5	—	—
Purchase of common stock	(3.4)	(0.4)	(0.1)
Other, net	2.5	3.6	3.1

Net cash used for financing activities	(54.4)	(18.1)	(2.2)

Net increase (decrease) in cash and cash equivalents	42.1	3.6	(3.9)
Cash and cash equivalents at beginning of year	21.1	17.5	21.4

Cash and cash equivalents at end of year	$63.2	$21.1	$17.5

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22.5	$30.6	$27.7
Income taxes, net of refunds	4.9	0.5	3.4

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Shareholders’ Equity

				Unamortized			Accumulated
	Class A	Class B	Additional	Restricted			Other	Total
	Common	Common	Paid-In	Stock	Treasury	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Awards	Stock	Earnings	Loss	Equity

				(Dollars in millions)
Balance, January 29, 2000	$0.5	$0.5	$97.9	$(2.1)	$(38.8)	$201.4	—	$259.4
Net loss	—	—	—	—	—	(13.6)	—	(13.6)

Total comprehensive loss								(13.6)
Restricted stock awards activity, net	—	—	(0.5)	0.9	—	—	—	0.4
Purchase of common stock	—	—	—	—	(0.1)	—	—	(0.1)
Issuance of treasury shares	—	—	0.2	—	0.8	—	—	1.0
Issuance of common stock — Associate Stock Ownership Plan	0.1	—	1.6	—	—	—	—	1.7

Balance, February 3, 2001	0.6	0.5	99.2	(1.2)	(38.1)	187.8	—	248.8
Net loss	—	—	—	—	—	(14.9)	—	(14.9)
Cumulative effect of change in accounting for derivatives, net of tax	—	—	—	—	—	—	(1.7)	(1.7)
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	(1.3)	(1.3)

Total comprehensive loss								(17.9)
Restricted stock awards activity, net	—	—	(0.2)	0.6	—	—	—	0.4
Purchase of common stock	—	—	—	—	(0.4)	—	—	(0.4)
Issuance of treasury shares	—	—	(0.3)	—	1.2	—	—	0.9
Issuance of common stock — Associate Stock Ownership Plan	—	—	1.0	—	—	—	—	1.0

Balance, February 2, 2002	0.6	0.5	99.7	(0.6)	(37.3)	172.9	(3.0)	232.8
Net income	—	—	—	—	—	44.9	—	44.9
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	0.4	0.4

Total comprehensive income								45.3
Exercise of stock options	—	—	8.5	—	—	—	—	8.5
Tax benefit on options exercised	—	—	3.6	—	—	—	—	3.6
Restricted stock awards activity, net	—	—	—	0.2	—	—	—	0.2
Purchase of common stock	(0.1)	—	—	—	(3.3)	—	—	(3.4)
Issuance of treasury shares	—	—	0.6	—	0.3	—	—	0.9
Issuance of common stock — Associate Stock Ownership Plan	—	—	1.5	—	—	—	—	1.5

Balance, February 1, 2003	$0.5	$0.5	$113.9	$(0.4)	$(40.3)	$217.8	$(2.6)	$289.4

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

Nature of Operations

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer with 919 retail stores in 48 states at February 1, 2003. The 847 traditional and 72 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions, as new information becomes available.

Fiscal Year

     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2003 refers to the year ended February 1, 2003). Fiscal 2001 was a 53-week year.

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

     The Company’s accrual for shrink is based on the actual historical shrink results of recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 1, 2003 is based on shrink results of prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The Company

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

     Inventory reserves for clearance product are estimated based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of the Company’s estimates can be affected by many factors, some of which are outside of the Company’s control, including changes in economic conditions and consumer buying trends.

     During the fourth quarter of fiscal 2001, management developed a turnaround plan (the “Turnaround Plan”), which resulted from a thorough analysis of the Company’s business prompted by operating trends that were occurring. As a result of the Company’s decline in earnings, significant increases in debt and inventory levels, and issues surrounding the implementation of SAP Retail, the Company’s strategy shifted from accelerating the growth of its superstore concept to improving the productivity of its existing asset base and realizing the benefits from the completed infrastructure investments.

     As part of the Turnaround Plan, the Company commenced a SKU Reduction Initiative, which entailed a thorough review of the Company’s inventory investment and gross margin performance by item or SKU. This analysis identified approximately 10,000 active items, totaling more than $50 million at cost, that were under performing and that the Company decided to discontinue. In accordance with EITF 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” the Company recorded a $23.0 million pre-tax charge to cost of goods sold in the fourth quarter of fiscal 2001 to reflect the markdown of this inventory to its net realizable value. Clearance programs were begun in the second quarter of fiscal 2002 designed to eliminate this product. These clearance programs were completed by the end of fiscal 2002.

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

Goodwill

     Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible assets acquired from House of Fabrics, Inc. (“HOF”). The goodwill recorded at February 1, 2003 was non-deductible for tax purposes.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

     Effective February 3, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to impairment testing, using fair value-based approaches. Prior to the adoptions of SFAS No. 142, goodwill was amortized using the straight-line method over an estimated using life of 40 years. As part of adopting this standard, the Company completed a transitional impairment test as of February 3, 2002 for goodwill and determined that the carrying value of the Company did not exceed its estimated fair value as determined by utilizing various valuation techniques. In the fourth quarter of fiscal 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of the non-amortization provision of SFAS No. 142 reduced amortization expense by approximately $0.7 million for fiscal 2003. Fiscal 2002 and 2001 included amortization expense of $0.7 million and $0.9 million, respectively. Other intangible assets with definite useful lives are required to continue to be amortized over their respective estimated useful lives. The Company did not have other intangible assets at February 1, 2003.

Impairment of Long-lived Assets

     Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed at least annually (see above).

     Effective February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to supply a single accounting approach for measuring impairment of long-lived assets, including definite lived intangible assets, businesses accounted for as a discontinued operation, assets to be sold and assets to be disposed of other than by sale. The initial adoption of SFAS No. 144 did not have a significant impact on the Company’s results of operations or financial position. See Note 3 — Store Closings for details related to the results of impairment testing performed during the fourth quarter of fiscal 2003.

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

Accrued Store Closing Costs

     The Company accrues costs related to stores closed or identified for closing, which include future rental obligations, carrying costs, and other closing costs. Historically, these expenses were accrued when the Company committed to closing or relocating a store. The determination of the accrual was dependent on the Company’s ability to make estimates of costs to be incurred post-closing. Future rental obligations are calculated at the lesser of contractual obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. Differences in estimates and assumptions could result in an accrual requirement materially different

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

from the calculated accrual. The carrying values of long-lived assets for stores identified for closure are reduced to estimated fair value.

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. Accordingly, SFAS 146 may affect the timing of recognizing future exit and restructuring costs, if any, as well as the amounts recognized. See Note 3 — Store Closings.

Accrued Expenses

     Certain material expenses are estimated in an effort to record those expenses in the period incurred. The most material estimates relate to compensation, taxes and insurance related expenses, portions of which the Company is self-insured for. Workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in the Company’s estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Accrued expenses at fiscal 2003 consists of the following (dollars in millions):

Accrued compensation	$23.1
Accrued taxes	10.6
Accrued insurance	11.6
Other accrued expenses	30.6

$75.9

Financial Instruments

     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The price of the 10 3/8 percent senior subordinated notes (the “Notes”) at February 1, 2003 in the high yield debt market was 106.5 percent to par value. Accordingly, the fair value of the 10 3/8 percent Notes was $130.9 million versus their carrying value of $122.9 million.

     In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective. Interest rate swaps are utilized to manage net exposure to interest rate changes related to the Company’s

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

debt structure. The interest rate swap agreements require the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. The Company does not enter into financial instruments for trading purposes.

     On March 15, 1998, the Company entered into a five-year interest rate swap agreement to hedge its interest rate exposure. The notional amount of this interest rate swap was $50.0 million, with a fixed LIBOR of 5.98 percent. On September 5, 2000, the Company entered into a separate interest rate swap agreement to further hedge its interest rate exposure. The interest rate swap had a term of five years effective May 1, 2001, with a notional amount of $40.0 million and a fixed LIBOR rate of 6.80 percent. Effective May 15, 2001, the agent for the Credit Facility assumed assignment of the Company’s two outstanding interest rate swap agreements and on May 16, 2001, terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR rate of 6.72 percent and a notional amount of $90.0 million, reducing to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

     Effective February 4, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. In accordance with SFAS No. 133, the Company has reviewed and designated all of its interest rate swap agreements as cash flow hedges and now recognizes the fair value of its interest rate swap agreements on the balance sheet. Changes in the fair value of these agreements are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2003 and fiscal 2002, unrealized after-tax net gains (losses) of $0.4 million and ($3.0) million, respectively, were recorded in other comprehensive income (loss). The fiscal 2002 after-tax net loss included a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness (income) expense for fiscal 2003 and 2002 was $(0.3) million and $1.0 million, respectively, and is reflected in interest expense.

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

Revenue Recognition

     The Company recognizes revenue at the time of sale of merchandise to its customers in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company allows for merchandise to be returned under most circumstances, however, the Company does not provide a reserve as the amounts of returns have not historically had a material impact on the financial statements.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Store Opening Expenses

     Store opening expenses are charged to operations as incurred.

Advertising Costs

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $39.7 million, $37.9 million and $39.5 million for fiscal 2003, 2002 and 2001, respectively.

Earnings Per Share

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share for fiscal 2003 include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for fiscal 2002 and fiscal 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted earnings per share are as follows:

	Fiscal Year Ended

	2003	2002	2001

	(Dollars in millions, except per share data)
Income (loss) before extraordinary item	$44.9	$(14.3)	$(13.6)
Extraordinary item	—	(0.6)	—

Net income (loss)	$44.9	$(14.9)	$(13.6)

Weighted average shares:
Basic	19,166,337	18,444,141	18,041,192
Incremental shares from assumed exercise of stock options	939,926	—	—

Diluted	20,106,263	18,444,141	18,041,192

Basic net income (loss) per common share:
Before extraordinary item	$2.34	$(0.78)	$(0.75)
Extraordinary item	—	(0.03)	—

	$2.34	$(0.81)	$(0.75)

Diluted net income (loss) per common share:
Before extraordinary item	$2.23	$(0.78)	$(0.75)
Extraordinary item	—	(0.03)	—

	$2.23	$(0.81)	$(0.75)

Stock-Based Compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted under its stock plans (see Note 8 - Stock Based Compensation Plans).

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Accordingly, no compensation cost has been recognized for options granted under the Company’s stock plans. If the Company had determined compensation cost for the stock options based on the fair value at the grant dates for awards under the stock plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown in the table below (dollars in millions, except per share data):

	Fiscal Year Ended

	2003	2002	2001

Net income (loss) as reported	$44.9	$(14.9)	$(13.6)
Less: Stock-based compensation determined under the fair value method, net of tax	2.2	2.1	2.5

Pro forma net income	$42.7	$(17.0)	$(16.1)

Basic income (loss) per common share:
As reported	$2.34	$(0.81)	$(0.75)
Pro forma	2.22	(0.92)	(0.89)
Diluted income (loss) per common share:
As reported	$2.23	$(0.81)	$(0.75)
Pro forma	2.14	(0.92)	(0.89)

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

	Fiscal Year Ended

	2003	2002	2001

Risk-free interest rates
Class A	4.3%	5.2%	6.4%
Class B	3.0% to 4.9%	4.8% to 4.9%	6.2% to 6.6%
Expected volatility of underlying stock
Class A	.466	.460	.380
Class B	.484 to .555	.460	.380
Expected life
Class A	5 years	10 years	10 years
Class B	6 years	6 years	6 years

     Assumptions utilized for the purchase of shares under the employee stock purchase program (Class A shares) are as follows: risk-free interest rates ranging from 1.5 percent to 2.2 percent, expected volatility ranging from .510 to .705, expected lives of six months and no expected dividends.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2 — Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements consists of the following (dollars in millions):

	Fiscal Year

	2003	2002

Land and buildings	$52.9	$51.9
Furniture, fixtures and equipment	272.9	267.7
Leasehold improvements	70.2	69.3
Construction in progress	7.2	3.7

	403.2	392.6
Less accumulated depreciation	(212.9)	(182.5)

Property, equipment and leasehold improvements, net	$190.3	$210.1

Note 3 — Store Closings

     The Company reviews the productivity of its store base on an ongoing basis and actively manages its real estate to preserve maximum flexibility in its lease terms. In accordance with the applicable accounting literature (Emerging Issues Task Force Issue (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,”) the Company recorded a $17.1 million pre-tax charge to operating expenses in fiscal 2002 and a $6.7 million pre-tax charge to operating expenses in fiscal 2001 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan. The Company also incurred expenses of $0.5 million and $1.2 million, in fiscal 2002 and 2001, respectively, for store closings unrelated to the Turnaround Plan.

     As discussed earlier under Note 1 — Significant Accounting Policies, the Company, effective December 31, 2002, is required to account for costs of store closings under SFAS No. 146. In addition, the Company has adopted the new accounting requirements related to asset impairment as required by SFAS No. 144, effective February 3, 2002.

     Through the end of fiscal 2003, the Company has closed 120 of the stores identified for closure as part of the Turnaround Plan. All of the remaining stores to be closed, with the exception of eight store locations, are scheduled to close in the next 24 months. The eight store locations will continue to be operated, due to the Company’s inability to successfully negotiate an acceptable arrangement to exit the lease. A total of $7.7 million for estimated lease obligations of stores to be closed as part of the Turnaround Plan were reversed in the fourth quarter of fiscal 2003. The reversal related to stores where estimates were revised, as well as the eight stores we could not close. The Company also recorded an asset impairment charge in the fourth quarter of fiscal 2002 of $6.7 million for these eight stores and other store locations, representing the difference between the asset carrying value and the future net discounted cash flows estimated to be generated by those assets. The remainder of the store closing charges in fiscal 2003, highlighted in the table below, represents lease obligations and other costs associated with stores identified for closure in fiscal 2004 that were not part of the Turnaround Plan.

     The charges to the statement of operations for the three fiscal years ended February 1, 2003 related to store closings. The store closing charges are summarized as follows (dollars in millions),

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 — Store Closings (Continued)

and include charges both as part of our turnaround initiatives, as well as store closings from normal operating activity.

	Fiscal Year Ended

	2003	2002	2001

Store Closing Charges:
Non-cancelable lease obligations	$(5.9)	$9.6	$4.1
Asset impairment	6.7	5.0	—
Other costs	0.6	3.0	3.8

Total	$1.4	$17.6	$7.9

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

     In accordance with EITF 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring,” the Company also recorded in cost of goods sold the markdown of certain inventory contained in the stores identified for closing to its net realizable value. Inventory write-downs recorded were $2.3 million in fiscal 2003 and $2.6 million in fiscal 2002. The inventory reserve remaining at February 1, 2003 is $2.7 million.

     Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended February 1, 2003 (dollars in millions):

	Non-Cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

Balance at Jan 29, 2000	$4.4	$—	$—	$4.4
Amounts charged to income	4.1	—	3.8	7.9
Utilization:
Cash	(3.0)	—	—	(3.0)
Non-Cash	—	—	—	—

Balance at Feb 3, 2001	5.5	—	3.8	9.3
Amounts charged to income	9.6	5.0	3.0	17.6
Utilization:
Cash	(3.9)	—	(5.6)	(9.5)
Non-Cash	—	(5.0)	—	(5.0)

Balance at Feb 2, 2002	11.2	—	1.2	12.4
Amounts charged to income	(5.9)	6.7	0.6	1.4
Utilization:
Cash	(1.8)	—	(0.9)	(2.7)
Non-Cash	—	(6.7)	—	(6.7)

Balance at Feb 1, 2003	$3.5	$—	$0.9	$4.4

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Income Taxes

     The significant components of the income tax provision (benefit) are as follows (dollars in millions):

	Fiscal Year Ended

	2003	2002	2001

Current:
Federal	$9.0	$(0.4)	$6.9
State and local	2.9	(0.1)	(0.7)

	11.9	(0.5)	6.2
Deferred	15.7	(8.3)	(10.5)

Income tax provision (benefit)	$27.6	$(8.8)	$(4.3)

     The reconciliation of income tax at the statutory rate to the income tax provision (benefit) is as follows:

	Fiscal Year Ended

	2003	2002	2001

Federal income tax at the statutory rate	$25.4	$(8.1)	$(4.0)
Effect of:
State and local taxes	2.9	(0.4)	(0.2)
Other, net	(0.7)	(0.3)	(0.1)

Income tax provision (benefit)	$27.6	$(8.8)	$(4.3)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Income Taxes (Continued)

     The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)

	2003	2002

Current
Deferred tax assets:
Inventory items	$15.7	$17.3
Employee benefits	2.4	2.9
Lease obligations	8.0	6.0
Other	3.5	5.8

	29.6	32.0
Deferred tax liabilities:
Basis difference in net assets acquired	(1.4)	(1.4)

Net current deferred tax asset	$28.2	$30.6

Non-current
Deferred tax assets:
NOL carryforward	$—	$8.4
Equity investment	2.5	2.5
Other	0.4	2.0
Valuation allowance	(2.5)	(2.5)

	0.4	10.4
Deferred tax liabilities:
Depreciation	(36.7)	(33.5)
Basis difference in net assets acquired	(0.6)	(0.6)
Other	(0.3)	0.1

	(37.6)	(34.0)

Net non-current deferred tax liability	$(37.2)	$(23.6)

     The Company has recorded a valuation allowance for losses on the minority equity investment which may not be realizable.

Note 5 — Financing

     Long-term debt consists of the following (dollars in millions):

	Fiscal Year

	2003	2002

Credit Facility — term loan	$40.0	$40.0
Credit Facility — revolver	—	33.7
Senior subordinated notes	122.9	150.0

Long-term debt	$162.9	$223.7

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 — Financing (Continued)

Secured Credit Facilities

     In April 2001, the Company entered into a $365.0 million senior secured credit facility (the “Credit Facility”) which expires on April 30, 2005. The Credit Facility consists of a $325.0 million revolving credit facility and a $40.0 million term loan, both secured by a first priority perfected security interest in the inventory, accounts receivable, property and other assets of the Company. There is no penalty if the Company elects to prepay the term loan principal, which is due on April 30, 2005. The Credit Facility is fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Credit Facility contains a letter of credit sub-limit of $150.0 million. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent, depending on the level of excess availability (as defined in the Credit Agreement) that is maintained. Proceeds from the Credit Facility were used to repay all outstanding borrowings under the Company’s prior $300.0 million senior credit facility and a $40.0 million synthetic lease facility that the Company had originally used to finance the construction of a distribution center in Visalia, California.

     As of February 1, 2003, the Company had borrowings outstanding of $40.0 million under the Credit Facility at an interest rate of 3.5% (which excludes the impact of the interest rate swap referred to in Financial Instruments of Note 1 — Significant Accounting Policies) and $47.7 million of letters of credit outstanding. The Company pays quarterly commitment fees of between 1.25 percent and 2.25 percent per annum on outstanding letters of credit under the Credit Facility. The Company also pays quarterly fees of 0.375 percent per annum on the unused portion of the Credit Facility.

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

     The Company’s weighted average interest rate (including the impact of the interest rate swaps referred to in Financial Instruments of Note 1 - Significant Accounting Policies) under the Credit Facility, prior senior credit facility and other lines of credit were 7.9 percent during fiscal 2003, 7.2 percent during fiscal 2002, and 7.9 percent during fiscal 2001.

Senior Subordinated Notes

     On May 5, 1999, the Company issued $150.0 million of 10 3/8 percent Notes due May 1, 2007. Interest on the Notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the Notes were issued at 98.5 percent of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. The Company has the option of redeeming the Notes at any time on or after May 1, 2003, in accordance with certain call provisions of the Notes Indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of the Company’s subsidiaries.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 — Financing (Continued)

     During fiscal 2003, the Company purchased $27.1 million face value of the Notes. The purchases were made at an aggregate price of 104.3 percent to par value. The $1.9 million of aggregate pre-tax loss includes the premium to par value ($1.2 million) and the write off of deferred costs and original issue discount ($0.7 million) are reflected in selling, general, and administrative expenses.

Note 6 — Commitments and Contingencies

     The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

     On August 16, 2000, Sandy Lortz, a former employee of the Company, filed a purported class action complaint (the “Lortz Complaint”) against the Company, on behalf of the Company’s former and current California store management employees. The Lortz Complaint was filed in the Superior Court of California and alleged the Company violated certain California laws by erroneously treating its store management employees as “exempt” employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed on behalf of Regina Salas, filed on October 24, 2000 in the Superior Court of California. A settlement in this case was reached and a pre-tax charge of $6.5 million was recorded in the fourth quarter of fiscal 2002. The settlement was paid in the first quarter of fiscal 2003.

Note 7 — Capital Stock

     The following table details the common stock ($0.05 stated value) activity for fiscal 2003 and fiscal 2002:

	Common Shares Outstanding—
	Net of Treasury

				Shares
	Class A	Class B	Total	in Treasury

Balance at February 3, 2001	9,364,896	8,842,123	18,207,019	3,578,673
Issuance of restricted stock awards	20,000	500	20,500	—
Issuance of common stock -
Associate Stock Ownership Plan	296,483	—	296,483	—
Deferred stock	406	467	873	—
Cancellation of restricted stock awards	(17,000)	—	(17,000)	—
Purchase of common stock	(37,881)	(36,879)	(74,760)	74,760
Issuance of treasury shares	198,898	—	198,898	(198,898)

Balance at February 2, 2002	9,825,802	8,806,211	18,632,013	3,454,535
Options exercised	221,789	589,827	811,616	—
Issuance of restricted stock awards	9,000	—	9,000	—
Issuance of common stock -
Associate Stock Ownership Plan	218,275	—	218,275	—
Cancellation of restricted stock awards	(13,500)	—	(13,500)	—
Purchase of common stock	(60,604)	(95,102)	(155,706)	155,706
Issuance of treasury shares	41,122	—	41,122	(41,122)

Balance at February 1, 2003	10,241,884	9,300,936	19,542,820	3,569,119

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Capital Stock (Continued)

     The Company’s Class A common shares have voting rights while Class B common shares have no voting rights.

Shareholders’ Rights Plan

     On October 31, 2000, the Company amended and restated its Shareholders’ Rights Plan (the “Rights Plan”). Under the Rights Plan, as amended and restated, one right is issued for each Class A and Class B common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15 percent or more of the outstanding Class A common shares as defined in the Rights Plan. When exercisable, each right initially entitles a holder of Class A and Class B common shares to purchase one Class A common share for $60.00, or under certain circumstances, one Class A common share for $0.50. The rights, which do not have voting privileges, expire in October 2010, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

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

Note 8 — Stock-Based Compensation Plans

1998 Incentive Compensation Plan

     The 1998 Incentive Compensation Plan (the “1998 Plan”) includes a stock option program, a restricted stock program and an employee stock purchase program for employees, and a stock option program, a restricted stock and deferred stock program for non-employee directors. Shares subject to awards under the 1998 Plan may be Class A or Class B common shares. The total number of shares subject to awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of shares subject to awards actually granted in each such fiscal year.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Stock-Based Compensation Plans (Continued)

     The following table summarizes award activity and the number of shares available for future awards under the 1998 Plan at February 1, 2003:

	Stock	Restricted
	Options	Stock	Total

Available at January 29, 2000			560,079
Fiscal year 2001 calculated available			713,796
Granted	(1,552,250)	(15,375)	(1,567,625)
Cancellations	344,300	4,875	349,175

Available at February 3, 2001			55,425
Fiscal year 2002 calculated available			672,856
Granted	(426,700)	(18,000)	(444,700)
Cancellations	264,381	16,000	280,381

Available at February 2, 2002			563,962
Fiscal year 2003 calculated available			745,280
Granted	(202,250)	—	(202,250)
Cancellations	163,189	3,000	166,189

Available at February 1, 2003			1,273,181

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

     Restricted Stock Program

     The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. All restrictions to such restricted shares terminate if the grantee remains in the continuous service of the Company throughout the vesting period. Unearned compensation resulting from the issuance of restricted shares is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders’ equity.

     The following table summarizes the restricted shares granted and weighted average grant price under the 1998 Plan:

	Class A Common Shares		Class B Common Shares

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Shares	Grant	Shares	Grant
Fiscal Year	Granted	Price	Granted	Price

2003	—	$—	—	$—
2002	18,000	4.49	—	—
2001	15,000	6.74	375	7.92

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Stock-based Compensation Plans (Continued)

     Employee Stock Purchase Program

     The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2003, 2002 and 2001, stock purchase rights of 218,275 shares, 296,483 shares and 248,476 shares, respectively, were granted and exercised under the ASOP.

     Non-Employee Directors Deferred Stock Program

     On March 9, 2000, the Company established a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company’s annual shareholder’s meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. One-half of the cash compensation deferred is converted into Class A stock units and one-half into Class B stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of Class A and Class B common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2003, 2002 and 2001, 487 Class A units, 3,410 Class A units and 3,552 Class A units, respectively, and 579 Class B units, 5,036 Class B units and 3,997 Class B units, respectively, were deferred under the deferred stock program.

Non-employee Directors Stock Option Plan

     Under the 1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”), the Company had granted stock options to each non-employee director upon the completion of each year of service at prices not less than the fair market value of the common stock at the date of the grant. The options become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and generally expire ten years after the date of the grant. The Directors Stock Option Plan is no longer used to grant stock options to non-employee directors of the Company.

Other Plans

     In addition to the 1998 Plan, nonqualified stock options have been granted to certain officers and key employees under the 1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”) at prices not less than fair market value of the common stock at the date of grant. Vesting and expiration periods are identical to options issued under the 1998 Plan. The 1990 Plan terminated on March 14, 2000. The termination of the plan does not affect stock options outstanding granted prior to the termination.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Stock-based Compensation Plans (Continued)

     In addition to the 1998 Plan, restricted shares of the Company’s common stock are available for, and have been awarded to, executive officers, senior management and other key employees under the 1994 Executive Incentive Plan (the “Executive Plan”). At February 1, 2003, 11,000 Class A restricted shares were outstanding under the Executive Plan and 360,000 Class A and 451,000 Class B common shares are available for future awards.

     In March 2000, the Board of Directors authorized for issuance and subsequently granted 319,000 Class B common shares for stock options. Stock options granted under this authorization became exercisable and expire in accordance with the provisions of the 1998 Plan.

     The following is a summary of the Company’s stock option activity for the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan (collectively the “Plans”):

	Class A Options		Class B Options

					Total
		Weighted		Weighted	Class A
		Average		Average	and
	Number of	Exercise	Number of	Exercise	Class B
	Options	Price	Options	Price	Options

Outstanding at January 29, 2000	624,789	$11.99	2,216,769	$13.87	2,841,558
Granted	10,000	8.75	1,921,250	7.67	1,931,250
Exercised	(7,838)	7.76	(2,588)	6.47	(10,426)
Canceled	(150,562)	10.66	(703,337)	11.40	(853,899)

Outstanding at February 3, 2001	476,389	12.41	3,432,094	10.91	3,908,483
Granted	18,283	4.84	408,417	3.16	426,700
Exercised	—	—	—	—	—
Canceled	(116,892)	15.24	(457,201)	11.08	(574,093)

Outstanding at February 2, 2002	377,780	11.17	3,383,310	9.92	3,761,090
Granted	12,500	23.23	189,750	18.20	202,250
Exercised	(221,789)	10.64	(589,827)	10.47	(811,616)
Canceled	(25,600)	17.52	(266,139)	9.97	(291,739)

Outstanding at February 1, 2003	142,891	$11.91	2,717,094	$10.37	2,859,985

	Class A Options		Class B Options

					Total
		Weighted		Weighted	Class A
		Average		Average	and
	Number of	Exercise	Number of	Exercise	Class B
	Options	Price	Options	Price	Options

Exercisable at:
February 1, 2003	114,916	$11.33	1,041,950	$13.14	1,156,866
February 2, 2002	353,814	11.33	1,282,589	14.01	1,636,403
February 3, 2001	444,889	12.05	1,194,538	14.13	1,639,427
Weighted average fair value of options granted during fiscal:
2003	$10.73		$9.92
2002	2.91		1.37
2001	5.44		3.76

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Stock-based Compensation Plans (Continued)

     The following table summarizes the status of stock options outstanding and exercisable at February 1, 2003:

Class A				Class A
Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Range of	Average	Remaining		Average
Number	Exercise	Exercise	Contractual	Number	Exercise
Outstanding	Prices	Price	Life	Exercisable	Price

55,491	$4.40 to $7.75	$6.94	3.1 years	46,516	$7.41
38,900	8.06 to 15.06	8.97	2.6 years	33,900	9.01
48,500	15.19 to 29.06	19.95	5.6 years	34,500	18.91

142,891	$4.40 to $29.06	$11.91	3.8 years	114,916	$11.33

Class B				Class B
Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Range of	Average	Remaining		Average
Number	Exercise	Exercise	Contractual	Number	Exercise
Outstanding	Prices	Price	Life	Exercisable	Price

625,644	$2.40 to $7.75	$5.18	6.9 years	205,473	$3.47
1,226,650	7.75 to 10.94	8.34	7.0 years	168,177	10.66
864,800	11.38 to 26.66	17.02	5.8 years	668,300	16.74

2,717,094	$2.40 to $26.66	$10.37	6.6 years	1,041,950	$13.14

Note 9 — Savings Plan and Postretirement Benefits

     The Company sponsors the Jo-Ann Stores, Inc. Savings Plan 401(k) (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company’s common stock, up to a maximum employee contribution of four percent of the employee’s annual compensation. Employer contributions of the Company’s common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company’s matching contributions during fiscal 2003, 2002 and 2001 were $0.9 million, $1.0 million and $1.0 million, respectively. Plan assets included 742,825 shares of Class A common shares and 223,847 shares of Class B common shares at February 1, 2003. Holders of the Class A common shares are entitled to vote their respective shares.

     The Company does not provide post-retirement health care benefits for its employees.

Note 10 — Leases

     With the exception of one superstore, all of the Company’s retail stores operate out of leased facilities. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10-15 years and renewal options generally ranging from 5-20 years. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10 — Leases

maintenance expenses. The Company also leases certain computer and store equipment, generally under five-year or less lease terms.

     The following is a schedule of future minimum rental payments under non-cancelable operating leases:

Minimum
Fiscal Year Ended	Rentals

(Dollars in millions)
2004	$116.8
2005	111.5
2006	101.6
2007	84.5
2008	68.5
Thereafter	204.8

$687.7

     Rent expense was as follows:

Fiscal Year Ended	2003	2002	2001

(Dollars in millions)
Minimum rentals	$122.6	$122.6	$124.6
Contingent rentals	4.1	2.7	2.3
Sublease rentals	(7.5)	(6.0)	(4.8)

	$119.2	$119.3	$122.1

Note 11 — Quarterly Financial Information (Unaudited)

     Summarized below are the unaudited results of operations by quarter for fiscal 2003 and 2002:

	First	Second	Third	Fourth
Fiscal 2003	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)
Net sales	$372.4	$353.7	$430.1	$525.8
Gross margin	180.8	171.6	197.4	227.7
Net income	8.7	2.0	8.9	25.3
Net income per common share:
Basic	$0.46	$0.11	$0.46	$1.30
Diluted	0.43	0.10	0.44	1.24

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11 — Quarterly Financial Information (Unaudited) (Continued)

	First	Second	Third	Fourth
Fiscal 2002	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)
Net sales	$328.9	$330.2	$413.0	$498.2
Gross margin	151.1	139.2	182.6	220.2
Net income (loss)	(6.4)	(16.1)	(11.3)	18.9
Net income (loss) per common share:
Basic	$(0.35)	$(0.88)	$(0.61)	$1.02
Diluted	(0.35)	(0.88)	(0.61)	1.01

     Net income in the fourth quarter was decreased by $4.0 million, net-of-tax, due to the settlement of certain litigation. Selling, general and administrative expenses increased $6.5 million due to this settlement. See Note 6 — Commitments and Contingencies.

Note 12 — Minority Investment

     On June 6, 2000, the Company announced that it had entered into a strategic relationship with IdeaForest.com, Inc. (“IdeaForest”), an on-line destination site for arts and crafts merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all content and technology support to the joann.com website. The Company provides product to the site, with customer fulfillment and service being handled by IdeaForest. The Company invested $6.5 million in IdeaForest, which, combined with the Company’s contribution of strategic assets, entitled the Company to a 28.5 percent ownership interest. The investment in IdeaForest is accounted for using the equity method. During fiscal 2001, the Company recorded equity losses of $3.2 million related to this minority investment.

     During the fourth quarter of fiscal 2001, the Company reduced the carrying value of the its investment in IdeaForest to zero, which resulted in a $3.3 million charge. The decision to reduce the carrying value of the investment to zero was predicated on operating projections prepared by IdeaForest that resulted in its cash balance being reduced to near zero before cash flow positive operating status was achieved. Currently, IdeaForest’s operations on an annualized basis are not yet profitable, but the company is approaching a cash flow breakeven level. The Company remains committed to an online presence and will continue to evaluate its options with IdeaForest as the company demonstrates continued improvement in its operations.

     The other 71.5% of IdeaForest.com, Inc. is owned by a variety of investors, none of which are related to Jo-Ann Stores, Inc. or are affiliated with the Company. While the Company has no obligation to provide further funding to IdeaForest.com, Inc., the Company has entered into a written letter of understanding that provides the Company the right, but not the obligation, to participate in any future rounds of equity funding that IdeaForest.com may enter into to raise capital, at a level no less than 20% of the total round of financing. IdeaForest.com currently has no plans to raise additional capital.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13 — Consolidating Financial Statements

     The Company’s 10 3/8 percent senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the years ended February 1, 2003 is as follows:

	February 1, 2003				February 2, 2002

Consolidating		Guarantor				Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and temporary cash investments	$60.2	$3.0	$—	$63.2	$17.5	$3.6	$—	$21.1
Inventories	132.9	230.2	—	363.1	152.8	216.2	—	369.0
Deferred income taxes	21.5	6.7	—	28.2	25.4	5.2	—	30.6
Prepaid expenses and other current assets	11.2	6.0	—	17.2	10.4	7.1	—	17.5

Total current assets	225.8	245.9	—	471.7	206.1	232.1	—	438.2
Property, equipment and leasehold improvements, net	65.8	124.5	—	190.3	64.7	145.4	—	210.1
Goodwill, net	—	26.5	—	26.5	—	26.5	—	26.5
Other assets	14.6	1.4	—	16.0	17.3	1.6	—	18.9
Investment in subsidiaries	22.6	—	(22.6)	—	3.6	—	(3.6)	—
Intercompany receivable	371.4	—	(371.4)	—	418.0	—	(418.0)	—

Total assets	$700.2	$398.3	$(394.0)	$704.5	$709.7	$405.6	$(421.6)	$693.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$130.3	$(0.4)	$—	$129.9	$122.7	$0.4	$—	$123.1
Accrued expenses	94.7	(18.8)	—	75.9	111.2	(28.9)	—	82.3

Total current liabilities	225.0	(19.2)	—	205.8	233.9	(28.5)	—	205.4
Long-term debt	162.9	—	—	162.9	223.7	—	—	223.7
Deferred income taxes	17.6	19.6	—	37.2	14.6	9.0	—	23.6
Other long-term liabilities	5.3	3.9	—	9.2	4.7	3.5	—	8.2
Intercompany payable	—	371.4	(371.4)	—	—	418.0	(418.0)	—
Shareholders’ equity:
Common stock	1.0	—	—	1.0	1.1	—	—	1.1
Additional paid-in capital	113.9	—	—	113.9	99.7	—	—	99.7
Unamortized restricted stock awards	(0.4)	—	—	(0.4)	(0.6)	—	—	(0.6)
Retained earnings	217.8	22.6	(22.6)	217.8	172.9	3.6	(3.6)	172.9
Accumulated other comprehensive loss	(2.6)	—	—	(2.6)	(3.0)	—	—	(3.0)

	329.7	22.6	(22.6)	329.7	270.1	3.6	(3.6)	270.1
Treasury stock, at cost	(40.3)	—	—	(40.3)	(37.3)	—	—	(37.3)

Total shareholders’ equity	289.4	22.6	(22.6)	289.4	232.8	3.6	(3.6)	232.8

Total liabilities and shareholders’ equity	$700.2	$398.3	$(394.0)	$704.5	$709.7	$405.6	$(421.6)	$693.7

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13 — Consolidating Financial Statements (Continued)

	Fiscal Year Ended

	February 1, 2003				February 2, 2002

Consolidating
Statements		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$924.7	$1,525.6	$(768.3)	$1,682.0	$862.6	$1,614.7	$(907.0)	$1,570.3
Cost of sales	562.1	1,110.7	(768.3)	904.5	528.2	1,256.0	(907.0)	877.2

Gross margin	362.6	414.9	—	777.5	334.4	358.7	—	693.1
Selling, general and administrative expenses	320.0	322.9	—	642.9	326.1	318.1	—	644.2
Depreciation and amortization	13.0	23.1	—	36.1	15.3	24.0	—	39.3

Operating profit (loss)	29.6	68.9	—	98.5	(7.0)	16.6	—	9.6
Interest expense, net	9.8	16.2	—	26.0	14.5	18.2	—	32.7

Income (loss) before income taxes	19.8	52.7	—	72.5	(21.5)	(1.6)	—	(23.1)
Income tax provision (benefit)	8.9	18.7	—	27.6	(8.5)	(0.3)	—	(8.8)

Income (loss) before equity loss and extraordinary item	10.9	34.0	—	44.9	(13.0)	(1.3)	—	(14.3)
Equity income (loss) from subsidiaries	34.0	—	(34.0)	—	(1.3)	—	1.3	—

Income (loss) before extraordinary item	44.9	34.0	(34.0)	44.9	(14.3)	(1.3)	1.3	(14.3)
Extraordinary item, net of tax benefit	—	—	—	—	(0.6)	—	—	(0.6)

Net income (loss)	$44.9	$34.0	$(34.0)	$44.9	$(14.9)	$(1.3)	$1.3	$(14.9)

	Fiscal Year Ended February 3, 2001

		Guarantor
Consolidating Statements of Operations	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$815.7	$1,436.9	$(769.3)	$1,483.3
Cost of sales	511.1	1,096.4	(769.3)	838.2

Gross margin	304.6	340.5	—	645.1
Selling, general and administrative expenses	293.7	295.5	—	589.2
Depreciation and amortization	17.1	21.2	—	38.3

Operating profit (loss)	(6.2)	23.8	—	17.6
Interest expense, net	13.5	15.5	—	29.0

Income (loss) before income taxes	(19.7)	8.3	—	(11.4)
Income tax provision (benefit)	(7.6)	3.3	—	(4.3)

Income (loss) before equity loss and extraordinary item	(12.1)	5.0	—	(7.1)
Equity and asset impairment losses of minority investment	(6.5)	—	—	(6.5)
Equity income (loss) from subsidiaries	5.0	—	(5.0)	—

Income (loss) before extraordinary item	(13.6)	5.0	(5.0)	(13.6)
Extraordinary item, net of tax benefit	—	—	—	—

Net income (loss)	$(13.6)	$5.0	$(5.0)	$(13.6)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13 — Consolidating Financial Statements (Continued)

	Fiscal Year Ended

	February 1, 2003				February 2, 2002

Consolidating
Statements of		Guarantor				Guarantor
Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

				(Dollars in millions)
Net cash provided by operating activities	$107.6	$11.6	$—	$119.2	$31.4	$56.8	$—	$88.2
Net cash flows used for investing activities:
Capital expenditures	(10.5)	(12.2)	—	(22.7)	(9.6)	(56.9)	—	(66.5)

Net cash used for investing activities	(10.5)	(12.2)	—	(22.7)	(9.6)	(56.9)	—	(66.5)
Net cash flows used for financing activities:
Proceeds from senior secured credit facility, net	—	—	—	—	171.6	—	—	171.6
Repayment of prior senior credit facility	—	—	—	—	(123.8)	—	—	(123.8)
Net change in revolving credit facility	(33.7)	—	—	(33.7)	(69.1)	—	—	(69.1)
Repurchase of senior subordinated notes	(28.3)	—	—	(28.3)	—	—	—	—
Proceeds from exercise of stock options	8.5	—	—	8.5	—	—	—	—
Purchase of common stock	(3.4)	—	—	(3.4)	(0.4)	—	—	(0.4)
Other, net	2.5	—	—	2.5	3.6	—	—	3.6

Net cash used for financing activities	(54.4)	—	—	(54.4)	(18.1)	—	—	(18.1)

Net increase (decrease) in cash	42.7	(0.6)	—	42.1	3.7	(0.1)	—	3.6
Cash and temporary cash investments at beginning of year	17.5	3.6	—	21.1	13.8	3.7	—	17.5

Cash and temporary cash investments at end of year	$60.2	$3.0	$—	$63.2	$17.5	$3.6	$—	$21.1

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended February 3, 2001

		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash provided by operating activities	$19.0	$20.0	$—	$39.0
Net cash flows used for investing activities:
Capital expenditures	(13.4)	(22.5)	—	(35.9)
Minority investment	(6.5)	—	—	(6.5)
Other, net	—	1.7	—	1.7

Net cash used for investing activities	(19.9)	(20.8)	—	(40.7)
Net cash flows used for financing activities:
Net change in revolving credit facility	(5.2)	—	—	(5.2)
Purchase of common stock	(0.1)	—	—	(0.1)
Other, net	3.1	—	—	3.1

Net cash used for financing activities	(2.2)	—	—	(2.2)

Net decrease in cash	(3.1)	(0.8)	—	(3.9)
Cash and cash equivalents at beginning of year	16.9	4.5	—	21.4

Cash and cash equivalents at end of year	$13.8	$3.7	$—	$17.5

     Report of Former Independent Public Accountants On the Financial Statement Schedule

     This is a copy of the report on the financial schedule previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended February 2, 2002. This report on the financial statement schedule has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K/A nor has Arthur Andersen LLP provided a consent to the inclusion of its report on the financial statement schedule included on page 64 in this Form 10-K/A. For further discussion, see Exhibit 23.3.

To the Shareholders and Board of Directors
of Jo-Ann Stores, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Jo-Ann Stores, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 7, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule on page 57 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Cleveland, Ohio,
March 7, 2002.

Schedule II

Jo-Ann Stores, Inc.
Valuation and Qualifying Accounts
Fiscal Year Ended 2003, 2002 and 2001
(Dollars in millions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period

February 1, 2003 Closed store reserve	$12.4	$1.4	$—	$(9.4)	$4.4
February 2, 2002 Closed store reserve	9.3	17.6	—	(14.5)	12.4
February 3, 2001 Closed store reserve	4.4	7.9	—	(3.0)	9.3

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption “Nominees to and Current Members of the Board of Directors” in the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders to be held on June 10, 2003 (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company’s fiscal year. Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K/A as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

     Information required by this Item 10 as to Involvement in Certain Legal Proceedings is included under Item 3, Legal Proceedings contained in this document.

Item 11. Executive Compensation

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Principal Shareholders” in the Proxy Statement.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding
	warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,634,985	$10.68	1,774,939
Equity compensation plans not approved by security holders(1)	225,000	7.75

Total	2,859,985	$10.45	1,774,939

(1)	On February 9, 2001, the Company registered 319,000 Class B common shares to be issued in connection with options to purchase Class B common shares pursuant to award agreements with certain employees. The options were granted under the rules provided for in the 1998 Incentive Compensation Plan. As of February 1, 2003, 225,000 of the 319,000 securities registered remain to be issued.

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

     Betty Rosskamm, Alma Zimmerman and the Company have entered into an agreement, dated September 26, 1997, relating to their Jo-Ann Stores Class A and Class B common shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders, and Alma Zimmerman and her lineal descendants and permitted holders, may each sell up to 200,000 Class A common shares in any calendar year and may not sell more than 100,000 of those shares in any 180-day period. Mrs. Rosskamm and Mrs. Zimmerman collectively, may each sell up to 100,000 of their Class B common shares in any 60-day period. If either Mrs. Rosskamm or Mrs. Zimmerman plan to sell a number of their Class A common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party to the agreement, and then with the other family’s permission, to the Company. If either Mrs. Rosskamm or Mrs. Zimmerman plan to sell a number of their Class B common shares in excess of the number permitted under the agreement, each family must first offer to sell those shares to the Company.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules

The consolidated financial statements and the related financial statement schedule filed as part of this Form 10-K/A are located as set forth in the index on page 31 of this report.

The IdeaForest.com financial statements filed as part of this Form 10-K/A are located as set forth in Exhibit 99 of this report.

     (3) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended Articles of Incorporation of Jo-Ann Stores, Inc. (filed as an Exhibit 3.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)
3.1.1	Certificate of Amendment to the Amended Articles of Incorporation (filed as an Exhibit 3.1(b) to the Registrant’s Form 10-K filed with the Commission on April 16, 1999 and incorporated herein by reference)
3.2	Regulations of Jo-Ann Stores, Inc., as amended (filed as an Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)
4.1	Form of Amended and Restated Rights Agreement, dated October 31 2000, between the Registrant and National City Bank, as Rights Agent (filed as an Exhibit 4.1 to the Registrant’s Form 10-K filed with the Commission on May 4, 2001 and incorporated herein by reference)
4.2	Indenture between the Registrant and FCA Financial, Inc., Fabri-Centers of South Dakota, Inc., Fabri-Centers of California, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10 3/8% Senior Subordinated Notes Due 2007 (filed as an Exhibit 4.2 to the Registrant’s Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
4.3	Form of Certificate of the 10 3/8% Senior Subordinated Notes due 2007 (filed as an Exhibit 4.3 to the Registrant’s Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by Reference)
4.4	Registration Rights Agreement among the Registrant, FCA Financial, Inc., Fabri-Centers of South Dakota, Inc., Fabri-Centers of California, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., and Banc One Capital Markets, Inc. relating to the 10 3/8% Senior Subordinated Notes due 2007 (filed as an Exhibit 4.4 to the Registrant’s Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
10.1	Form of Split Dollar Life Insurance Agreement between the Registrant and certain of its officers (filed as an Exhibit 10.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.2	List of Executive Officers who are parties to the Split Dollar Life Insurance Agreement with the Registrant (filed as an Exhibit 10.2 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)
10.2.1	Split Dollar Life Insurance Agreement and Assignment with New York Life Insurance Company between the Registrant and Alan Rosskamm dated May 27, 1994 (filed as an Exhibit 10.2.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.2.2	Split Dollar Life Insurance Agreement and Assignment with The Northwestern Mutual Life Insurance Company between the Registrant and Alan Rosskamm dated May 27, 1994 (filed as an Exhibit 10.2.2 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.3	Split Dollar Life Insurance Agreement and Assignment between the Registrant and Alma Zimmerman dated September 22, 1984 (filed as an Exhibit 10.3 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.4	Split Dollar Life Insurance Agreements and Assignments between the Registrant and Betty Rosskamm dated October 19, 1984 (filed as an Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.5	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as an Exhibit 10.5 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.6	List of Executive Officers who participate in the Registrant’s Supplemental Retirement Plan, as amended (filed as an Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.7	Employment Agreement dated July 30, 2001 between the Registrant and Alan Rosskamm (filed as an Exhibit 10.7 to the Registrant’s Form 10-K filed with the Commission on May 2, 2002 and incorporated herein by reference)*
10.7.1	Form of Employment Agreement between the Registrant and certain Executive Officers (filed as an Exhibit 10.7.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2002 and incorporated herein by reference)*
10.7.2	List of Executive Officers who are parties to an Employment Agreement with the Registrant (filed as an Exhibit 10.7.2 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)
10.8	Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended (filed as an Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.9	Fabri-Centers of America, Inc. 1998 Incentive Compensation Plan (filed as an Appendix A to the Registrant’s Proxy Statement for its Annual Meeting held on June 4, 1998 filed with the Commission on Schedule 14A on May 8, 1998 and incorporated herein by reference)*
10.10	Amended and Restated Agreement dated September 26, 1997 among Fabri-Centers of America, Inc., Betty Rosskamm and Justin Zimmerman and Alma Zimmerman (filed as an Exhibit 10.2 to the Registrant’s Form 10-K filed with the Commission on April 16, 1999 and incorporated herein by reference)
10.11	Credit Agreement dated as of April 24, 2001 among the Registrant, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The Group / Business Credit, Inc. as Co-Agents and Fleet Securities Inc. as Arranger and Syndication Agent (filed as an Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)*
10.12	Amendment No. 1 to Credit Agreement dated as of April 24, 2001 (filed as an Exhibit 10.12 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)
10.13	Fabri-Centers of America, Inc. Executive Incentive Plan (filed as an Exhibit 11 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
12	Ratio of Earnings to Fixed Charges (filed as an Exhibit 12 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)
21	Subsidiaries of Jo-Ann Stores, Inc. (filed as an Exhibit 21 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors (IdeaForest.com)
23.3	Notice regarding Consent of Arthur Andersen LLP
24	Power of Attorney
31.1	Certification by Chief Executive Officer (Section 302)
31.2	Certification by Chief Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)
99	Financial statements for IdeaForest.com

* Indicates a management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

     Not Applicable

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

By: /s/ ALAN ROSSKAMM	September 9, 2003

Alan Rosskamm
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ ALAN ROSSKAMM Alan Rosskamm	Chairman of the Board and Director (Chief Executive Officer)

/s/ BRIAN P. CARNEY* Brian P. Carney	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

/s/ SCOTT COWEN* Scott Cowen	Director

/s/ IRA GUMBERG* Ira Gumberg	Director

/s/ FRANK NEWMAN* Frank Newman	Director

/s/ BERYL RAFF* Beryl Raff	Director

/s/ GREGG SEARLE* Gregg Searle	Director

/s/ TRACEY THOMAS TRAVIS* Tracey Thomas Travis	Director

     The undersigned, by signing his name hereto, does hereby sign this Form 10-K/A Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

*By: /s/ ALAN ROSSKAMM	September 9, 2003

Alan Rosskamm, Attorney-in-Fact

Exhibit Index

Exhibit
Number	Exhibit Description

23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors (IdeaForest.com)
23.3	Notice regarding Consent of Arthur Andersen LLP
24	Power of Attorney
31.1	Certification by Chief Executive Officer (Section 302)
31.2	Certification by Chief Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Financial Officer (Section 906)
99	Financial statements for IdeaForest.com