Form 10-Q
period 2003-11-01
JO-ANN STORES INC
filed 2003-12-15
CIK 34151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2003

Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0720629 (I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio (Address of principal executive offices)	44236 (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of December 9, 2003: 21,804,576.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended November 1, 2003

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	November 1,	February 1,	November 2,
	2003	2003	2002

	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$21.2	$63.2	$21.6
Inventories	520.3	363.1	483.4
Deferred income taxes	28.9	28.2	31.2
Prepaid expenses and other current assets	23.0	17.2	15.2

Total current assets	593.4	471.7	551.4
Property, equipment and leasehold improvements, net	193.3	190.3	195.6
Goodwill, net	26.5	26.5	26.5
Other assets	9.5	16.0	17.0

Total assets	$822.7	$704.5	$790.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$155.9	$129.9	$140.9
Accrued expenses	65.5	75.9	80.4

Total current liabilities	221.4	205.8	221.3
Long-term debt	237.4	162.9	276.2
Deferred income taxes	37.5	37.2	23.7
Other long-term liabilities	9.9	9.2	8.9

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized and outstanding 21,774,731; 21,079,103 and 21,037,637, respectively	1.1	1.1	1.1
Additional paid-in capital	129.2	113.8	109.6
Unamortized restricted stock awards	(2.6)	(0.4)	(0.3)
Retained earnings	231.7	217.8	192.5
Accumulated other comprehensive loss	(1.8)	(2.6)	(3.1)

	357.6	329.7	299.8
Treasury stock, at cost	(41.1)	(40.3)	(39.4)

Total shareholders’ equity	316.5	289.4	260.4

Total liabilities and shareholders’ equity	$822.7	$704.5	$790.5

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(Dollars in millions, except share and per share data)

Net sales	$447.5	$430.1	$1,181.5	$1,156.2
Cost of sales	232.4	232.7	613.3	606.4

Gross margin	215.1	197.4	568.2	549.8
Selling, general and administrative expenses	177.0	165.7	488.2	466.1
Store pre-opening and closing costs	2.4	0.7	7.1	3.1
Depreciation and amortization	9.6	9.1	27.8	27.0
Stock-based compensation expense	1.5	—	4.1	—
Debt repurchase and share reclassification expenses	0.5	0.5	4.6	1.9

Operating profit	24.1	21.4	36.4	51.7
Interest expense	4.7	7.1	13.9	20.1

Income before income taxes	19.4	14.3	22.5	31.6
Income tax provision	7.4	5.4	8.6	12.0

Net income	$12.0	$8.9	$13.9	$19.6

Net income per common share – basic:	$0.55	$0.43	$0.65	$0.95

Net income per common share – diluted:	$0.54	$0.40	$0.63	$0.91

Weighted average shares outstanding (in millions):
Basic	21.7	20.9	21.5	20.6

Diluted	22.4	22.0	22.1	21.5

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended

	November 1,	November 2,
	2003	2002

	(Dollars in millions)
Net cash flows used for operating activities:
Net income	$13.9	$19.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	27.8	27.0
Deferred income taxes	(0.4)	(0.5)
Stock-based compensation expense	4.1	—
Loss on disposal of fixed assets	0.4	—
Loss associated with purchase of senior subordinated notes	3.4	1.9
Changes in operating assets and liabilities:
Increase in inventories	(157.2)	(114.4)
Increase in accounts payable	26.0	17.8
Increase (decrease) in accrued expenses	(10.4)	0.1
Other, net	2.0	2.2

Net cash used for operating activities	(90.4)	(46.3)
Net cash flows used for investing activities:
Capital expenditures	(31.1)	(12.4)
Proceeds from sale of equity investment	1.9	—

Net cash used for investing activities	(29.2)	(12.4)
Net cash flows provided by financing activities:
Net increase in revolving credit facility	120.4	79.6
Purchase of senior subordinated notes	(48.4)	(28.3)
Proceeds from exercise of stock options	4.1	7.2
Other, net	1.5	0.7

Net cash provided by financing activities	77.6	59.2

Net (decrease) increase in cash and cash equivalents	(42.0)	0.5
Cash and cash equivalents at beginning of period	63.2	21.1

Cash and cash equivalents at end of period	$21.2	$21.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15.5	$21.8
Income taxes, net of refunds	4.4	4.2

See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 — Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer operating 902 retail stores in 47 states at November 1, 2003. The 815 traditional stores and 87 superstores feature a broad line of apparel, craft and home decorating fabrics, notions, crafts, seasonal and home accessories and floral and framing products.

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

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of November 2, 2002 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2004 refers to the year ended January 31, 2004).

Note 2 — Share Reclassification

     On November 4, 2003, the Company announced that shareholders approved the reclassification of its Class A and Class B Common Shares into a single class of stock. Shareholders also approved certain other governance proposals. On November 5th, shares of the single class of stock began trading on the New York Stock Exchange, under the symbol “JAS.”

     Under the reclassification, shares of the Company’s Class B Common Shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were re-designated as the Company’s “Common Shares.” Each of the Company’s Class A Common Shares, which had one vote per share, were reclassified into 1.15 Common Shares. This resulted in approximately 1.6 million incremental Common Shares being issued at the time of the reclassification, increasing the number of Common Shares outstanding by approximately 8%.

     Shares outstanding, as well as average basic and diluted shares outstanding used to calculate earnings per share, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the share reclassification as of the beginning of all periods presented.

Note 3 — Earnings Per Share

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Weighted average shares outstanding:
Basic common shares	21.7	20.9	21.5	20.6
Incremental shares from assumed exercise of stock options	0.7	1.1	0.6	0.9

Diluted common shares	22.4	22.0	22.1	21.5

Note 4 — Stock-Based Compensation

     Effective February 2, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” compensation cost recognized in fiscal year 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. The Company believes that this change is to the preferred method of accounting for stock-based compensation. Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, no stock-based employee compensation for stock options is reflected in fiscal 2003 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net income, as reported	$12.0	$8.9	$13.9	$19.6
Add: Stock-based compensation expense included in reported net income, net of tax	0.9	—	2.5	—
Less: Stock-based compensation expense determined under the fair value method, net of tax	(0.9)	(0.5)	(2.5)	(1.7)

Pro forma net income	$12.0	$8.4	$13.9	$17.9

Earnings per share:
Basic – as reported	$0.55	$0.43	$0.65	$0.95
Basic – pro forma	$0.55	$0.40	$0.65	$0.87
Diluted – as reported	$0.54	$0.40	$0.63	$0.91
Diluted – pro forma	$0.54	$0.38	$0.63	$0.83

Note 5 — Store Closing Charges

     The Company is pursuing a growth strategy that is driven by the replacement of its traditional stores with superstores. In addition, the Company continually reviews the productivity of its store base, actively manages its real estate to preserve maximum flexibility in lease terms, and closes locations that do not meet certain financial performance thresholds. Through the first three quarters of the year, the Company opened 12 new superstores, three larger traditional stores, and closed 32 traditional stores. The Company also converted four larger traditional stores to superstores.

     The charges to the statement of operations for the year-to-date period ending November 1, 2003 related to store closings and a roll-forward of the store closing reserve balances from February 1, 2003 is summarized in the following table.

	Non-cancelable lease	Asset	Other
Dollars in millions	obligations	Impairments	Costs	Total

Balance at February 1, 2003	$3.5	$—	$0.9	$4.4
Amounts charged to income	—	0.5	—	0.5
Utilization:
Cash	(1.4)	—	(0.4)	(1.8)
Non-Cash	—	(0.5)	—	(0.5)

Balance at November 1, 2003	$2.1	$—	$0.5	$2.6

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

Note 6 — Fair Value of Derivative Financial Instruments

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

     At November 1, 2003, the Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72% that expires on April 30, 2005. The interest rate swap agreement requires the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

     Other comprehensive income includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income consists of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 1,	November 2,	November 1,	November 2,
Dollars in millions	2003	2002	2003	2002

Net income	$12.0	$8.9	$13.9	$19.6
Other comprehensive income (loss), net of tax	0.3	0.1	0.8	(0.1)

Comprehensive income	$12.3	$9.0	$14.7	$19.5

Note 7 — Shareholders’ Equity

     The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under the 401(k) savings plan. Deferred compensation expense is recorded as “Unamortized restricted stock awards” at the time of the issuance of restricted stock and is amortized over the vesting period of the award (typically five years). Through the third quarter of fiscal 2004, shares outstanding increased by 695,628 as follows:

Dollars in millions	Common Shares Outstanding, Net of Treasury Shares	Common Shares	Additional Paid-In Capital	Unamortized Restricted Stock Awards	Treasury Stock

Balance at February 1, 2003	21,079,103	$1.1	$113.8	$(0.4)	$(40.3)
Options exercised, net	362,280	—	5.7	—	(1.0)
Restricted stock awards activity, net	147,085	—	2.8	(2.2)	—
Issuance of common stock – Associate stock ownership plan and 401K plan	186,263	—	2.8	—	0.2
Stock-based compensation	—	—	4.1	—	—

Balance at November 1, 2003	21,774,731	$1.1	$129.2	$(2.6)	$(41.1)

Note 8 — Recent Accounting Pronouncements

     During May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company’s overall financial position or results of operations.

     During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. At its October 2003 meeting, the FASB amended FIN 46 to defer the adoption requirements until the first interim or annual period ending after December 15, 2003. Accordingly, the Company will adopt FIN No. 46 on January 31, 2004, as required. The Company expects to complete its analysis and adopt FIN No. 46 during the fourth quarter of 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

     In November 2002, the EITF reached a consensus on EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” Among other conclusions reached, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor’s products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. Under the transition rules set forth in EITF 02-16 this treatment is required for all agreements entered into or modified after December 31, 2002. This guidance was adopted by the Company and did not have a material impact on its results of operations or financial position.

Note 9 — Consolidating Financial Statements (Unaudited)

     The Company’s 10-3/8% senior subordinated notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of November 1, 2003 and February 1, 2003 and for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 are as follows:

Consolidating Balance Sheets
November 1, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$17.8	$3.4	$—	$21.2
Inventories	189.9	330.4	—	520.3
Deferred income taxes	22.0	6.9	—	28.9
Prepaid expenses and other current assets	17.3	5.7	—	23.0

Total current assets	247.0	346.4	—	593.4
Property, equipment and leasehold improvements, net	71.7	121.6	—	193.3
Goodwill, net	—	26.5	—	26.5
Other assets	8.2	1.3	—	9.5
Investment in subsidiaries	64.5	—	(64.5)	—
Intercompany receivable	369.6	—	(369.6)	—

Total assets	$761.0	$495.8	$(434.1)	$822.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$101.2	$54.7	$—	$155.9
Accrued expenses	82.2	(16.7)	—	65.5

Total current liabilities	183.4	38.0	—	221.4
Long-term debt	237.4	—	—	237.4
Deferred income taxes	17.6	19.9	—	37.5
Other long-term liabilities	6.1	3.8	—	9.9
Intercompany payable	—	369.6	(369.6)	—
Shareholders’ equity:
Common stock	1.1	—	—	1.1
Additional paid-in capital	129.2	—	—	129.2
Unamortized restricted stock awards	(2.6)	—	—	(2.6)
Retained earnings	231.7	64.5	(64.5)	231.7
Accumulated other comprehensive loss	(1.8)	—	—	(1.8)

	357.6	64.5	(64.5)	357.6
Treasury stock, at cost	(41.1)	—	—	(41.1)

Total shareholders’ equity	316.5	64.5	(64.5)	316.5

Total liabilities and shareholders’ equity	$761.0	$495.8	$(434.1)	$822.7

Note 9 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Balance Sheets
February 1, 2003

		Guarantor
Consolidating Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$60.2	$3.0	$—	$63.2
Inventories	132.9	230.2	—	363.1
Deferred income taxes	21.5	6.7	—	28.2
Prepaid expenses and other current assets	11.2	6.0	—	17.2

Total current assets	225.8	245.9	—	471.7
Property, equipment and leasehold improvements, net	65.8	124.5	—	190.3
Goodwill, net	—	26.5	—	26.5
Other assets	14.6	1.4	—	16.0
Investment in subsidiaries	22.6	—	(22.6)	—
Intercompany receivable	371.4	—	(371.4)	—

Total assets	$700.2	$398.3	$(394.0)	$704.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$130.3	$(0.4)	$—	$129.9
Accrued expenses	94.7	(18.8)	—	75.9

Total current liabilities	225.0	(19.2)	—	205.8
Long-term debt	162.9	—	—	162.9
Deferred income taxes	17.6	19.6	—	37.2
Other long-term liabilities	5.3	3.9	—	9.2
Intercompany payable	—	371.4	(371.4)	—
Shareholders’ equity:
Common stock	1.1	—	—	1.1
Additional paid-in capital	113.8	—	—	113.8
Unamortized restricted stock awards	(0.4)	—	—	(0.4)
Retained earnings	217.8	22.6	(22.6)	217.8
Accumulated other comprehensive Loss	(2.6)	—	—	(2.6)

	329.7	22.6	(22.6)	329.7
Treasury stock, at cost	(40.3)	—	—	(40.3)

Total shareholders’ equity	289.4	22.6	(22.6)	289.4

Total liabilities and shareholders’ equity	$700.2	$398.3	$(394.0)	$704.5

Note 9 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirteen Weeks Ended November 1, 2003 and November 2, 2002

	November 1, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$244.5	$365.2	$(162.2)	$447.5
Cost of sales	148.1	246.5	(162.2)	232.4

Gross margin	96.4	118.7	—	215.1
Selling, general and administrative expenses	86.5	90.5	—	177.0
Store pre-opening and closing costs	1.1	1.3	—	2.4
Depreciation and amortization	3.9	5.7	—	9.6
Stock-based compensation expense	1.5	—	—	1.5
Debt repurchase and share reclassification expenses	0.5	—	—	0.5

Operating profit	2.9	21.2	—	24.1
Interest expense	1.9	2.8	—	4.7

Income before income taxes	1.0	18.4	—	19.4
Income tax provision (benefit)	7.4	—	—	7.4

Income (loss) before equity income	(6.4)	18.4	—	12.0
Equity income from subsidiaries	18.4	—	(18.4)	—

Net income	$12.0	$18.4	$(18.4)	$12.0

	November 2, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$236.0	$335.0	$(140.9)	$430.1
Cost of sales	139.4	234.2	(140.9)	232.7

Gross margin	96.6	100.8	—	197.4
Selling, general and administrative expenses	85.3	80.4	—	165.7
Store pre-opening and closing costs	0.5	0.2	—	0.7
Depreciation and amortization	3.3	5.8	—	9.1
Stock-based compensation expense	—	—	—	—
Debt repurchase and share reclassification expenses	0.5	—		0.5

Operating profit	7.0	14.4	—	21.4
Interest expense	2.8	4.3	—	7.1

Income before income taxes	4.2	10.1	—	14.3
Income tax provision (benefit)	5.5	(0.1)	—	5.4

Income (loss) before equity income	(1.3)	10.2	—	8.9
Equity income from subsidiaries	10.2	—	(10.2)	—

Net income	$8.9	$10.2	$(10.2)	$8.9

Note 9 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirty-Nine Weeks Ended November 1, 2003 and November 2, 2002

	November 1, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$645.4	$946.7	$(410.6)	$1,181.5
Cost of sales	391.7	632.2	(410.6)	613.3

Gross margin	253.7	314.5	—	568.2
Selling, general and administrative expenses	244.2	244.0	—	488.2
Store pre-opening and closing costs	3.5	3.6	—	7.1
Depreciation and amortization	10.7	17.1	—	27.8
Stock-based compensation expense	4.1	—	—	4.1
Debt repurchase and share reclassification expenses	4.6	—	—	4.6

Operating profit	(13.4)	49.8	—	36.4
Interest expense	5.8	8.1	—	13.9

Income before income taxes	(19.2)	41.7	—	22.5
Income tax provision (benefit)	8.8	(0.2)	—	8.6

Income (loss) before equity income	(28.0)	41.9	—	13.9
Equity income from subsidiaries	41.9	—	(41.9)	—

Net income	$13.9	$41.9	$(41.9)	$13.9

	November 2, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$632.1	$883.9	$(359.8)	$1,156.2
Cost of sales	367.4	598.8	(359.8)	606.4

Gross margin	264.7	285.1	—	549.8
Selling, general and administrative expenses	232.0	234.1	—	466.1
Store pre-opening and closing costs	2.2	0.9	—	3.1
Depreciation and amortization	9.8	17.2	—	27.0
Stock-based compensation expense	—	—	—	—
Debt repurchase and share reclassification expenses	1.9	—	—	1.9

Operating profit	18.8	32.9	—	51.7
Interest expense	8.4	11.7	—	20.1

Income before income taxes	10.4	21.2	—	31.6
Income tax provision (benefit)	12.3	(0.3)	—	12.0

Income (loss) before equity income	(1.9)	21.5	—	19.6
Equity income from subsidiaries	21.5	—	(21.5)	—

Net income	$19.6	$21.5	$(21.5)	$19.6

Note 9 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended November 1, 2003 and November 2, 2002

	November 1, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(105.8)	$15.4	$—	$(90.4)
Net cash flows used for investing activities:
Capital expenditures	(16.1)	(15.0)	—	(31.1)
Proceeds form sale of equity investment	1.9	—	—	1.9

Net cash used for investing activities	(14.2)	(15.0)	—	(29.2)
Net cash flows provided by financing activities:
Net increase in credit facilities	120.4	—	—	120.4
Purchase of senior subordinated notes	(48.4)	—	—	(48.4)
Proceeds from exercise of stock options	4.1	—	—	4.1
Other, net	1.5	—	—	1.5

Net cash provided by financing activities	77.6	—	—	77.6

Net increase (decrease) in cash and cash equivalents	(42.4)	0.4	—	(42.0)
Cash and cash equivalents at beginning of period	60.2	3.0	—	63.2

Cash and cash equivalents at end of period	$17.8	$3.4	$—	$21.2

	November 2, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(49.8)	$3.5	$—	$(46.3)
Net cash flows used for investing activities:
Capital expenditures	(8.9)	(3.5)	—	(12.4)

Net cash used for investing activities	(8.9)	(3.5)	—	(12.4)
Net cash flows provided by financing activities:
Net increase in credit facilities	79.6	—	—	79.6
Purchase of senior subordinated notes	(28.3)	—	—	(28.3)
Proceeds from exercise of stock options	7.2	—	—	7.2
Other, net	0.7	—	—	0.7

Net cash provided by financing activities	59.2	—	—	59.2

Net increase in cash and cash equivalents	0.5	—	—	0.5
Cash and cash equivalents at beginning of period	17.5	3.6	—	21.1

Cash and cash equivalents at end of period	$18.0	$3.6	$—	$21.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	Nov 1, 2003	Nov 2, 2002	Nov 1, 2003	Nov 2, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	48.1%	45.9%	48.1%	47.6%
Selling, general and administrative expenses	39.6%	38.5%	41.3%	40.3%
Store pre-opening and closing costs	0.5%	0.2%	0.6%	0.3%
Depreciation and amortization	2.1%	2.1%	2.4%	2.3%
Stock-based compensation expense	0.3%	—	0.3%	—
Debt repurchase and share reclassification expenses	0.1%	0.1%	0.4%	0.2%

Operating profit	5.4%	5.0%	3.1%	4.5%

Comparison of the Thirteen Weeks Ended November 1, 2003 and November 2, 2002

     Net sales for the third quarter of fiscal 2004 increased 4.0%, or $17.4 million, to $447.5 million from $430.1 million in the prior year. Sales from stores open one year or more (“same-store sales”) increased 4.2% compared with a same-store sales increase of 6.5% for the prior year third quarter. Same-store sales generated all of the overall net sales increase, as we operated fewer stores in the third quarter versus a year ago. The Company’s total store count at the end of the quarter was down 39 units, or 4.1% from last year’s third quarter; however, the number of superstores in operation increased to 87 from 71 in last year’s third quarter. Total store square footage decreased 1.8% from last year’s third quarter. The 87 superstores in operation accounted for approximately 29% of the total sales for the third quarter.

     By store format, our same-store sales performance for traditional stores increased 4.1% versus a same-store sales increase of 6.2% for the prior year third quarter. All of the traditional store increase was due to an increased average ticket, with customer traffic down slightly. Same-store sales for superstores increased 4.5% for the quarter versus a same-store sales increase of 7.6% for the prior year third quarter. Approximately 80% of the superstore increase was driven by an increase in traffic, with average ticket comprising the rest of the increase.

     Same-store sales for the quarter were aided by promotional activity during the month of August celebrating the Company’s 60th anniversary. This promotion, which included special pricing offers and a newspaper insert, covering approximately 60% of our store base, drove strong same-store sales increases during the month of August. During the quarter, we saw sales strength in all of our major product categories with the exception of finished seasonal goods, which was down approximately 11% on a same-store sales basis for the quarter (although at a significantly higher gross margin rate). We made the decision to be less aggressive in our promotional pricing during the third quarter this year versus the third quarter of last year. The finished seasonal business, specifically Fall and Halloween merchandise, was the category that felt the largest negative impact resulting from the less promotional stance.

     As a percent of net sales, gross margin was 48.1% for the third quarter of fiscal 2004 compared with 45.9% for the same quarter a year earlier, an improvement of 220 basis points. The primary contributors to the improvement in gross margins were higher selling margin rates (approximately 150 basis points) in all product lines resulting from our less promotional pricing strategy as well as reduced levels of clearance activity, and continued improvements in store shrink rates (approximately 40 basis points). The selling margin rate for the finished seasonal category, which was the only major category that experienced a same-store sales decline for the quarter, increased 670 basis points over last year’s third quarter due to our reduced promotional strategy.

     Selling, general and administrative (“SG&A”) expenses, excluding other expenses separately identified in the statement of operations, were $177.0 million in the third quarter, representing a 6.8% increase from the $165.7 million in SG&A expenses in the prior year third quarter. As a percentage of net sales, SG&A expenses increased to 39.6% versus 38.5% for the third quarter of fiscal 2003. This increase in expense leverage was principally from higher advertising costs (approximately 120 basis points), primarily due to the promotion for the Company’s 60th anniversary sale, and higher distribution costs (approximately 60 basis points), due to changes in the management of seasonal merchandise distribution that involved the temporary storage of seasonal goods in order to replenish in-season. These increases were partially offset by positive expense leverage in store and corporate expenses.

     Store pre-opening and closing costs increased $1.7 million during the third quarter of fiscal 2004, to $2.4 million due to increased store opening activity. We opened three superstores and one traditional store in this year’s third quarter, compared with one superstore opening in the prior year third quarter. We also converted two traditional stores to the superstore format during the third quarter.

     Depreciation and amortization expense increased $0.5 million to $9.6 million from $9.1 million, primarily due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense of $1.5 million resulted from our adoption of the fair-value based method of accounting for stock options under SFAS No. 123 “Accounting for Stock-Based Compensation Expense.” We adopted SFAS No. 123 in the first quarter of fiscal 2004 under the modified-prospective method allowed under the transition provisions provided for under SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure an Amendment of FASB Statement No. 123.”

     Debt repurchase and share reclassification expenses were flat for the third quarter year-over-year. Share reclassification (discussed further below) expenses of $0.5 million were incurred during the third quarter of fiscal 2004. During the third quarter of the prior year, debt repurchase expenses of $0.5 million were incurred to repurchase approximately $7.4 million of our 10-3/8% senior subordinated notes. The charge recorded includes the cash premium paid for early redemption and a write-off of the related deferred finance charges.

     Operating profit for the third quarter of fiscal 2004 was $24.1 million, compared to $21.4 million for the third quarter of fiscal 2003.

     Interest expense in the third quarter of fiscal 2004 decreased $2.4 million to $4.7 million from $7.1 million in the third quarter of fiscal 2003. The decrease is primarily due to a decrease of approximately $70 million in our average debt levels between periods. Our average debt levels during the third quarter of fiscal 2004 were approximately $230 million, compared with approximately $300 million in the prior year third quarter.

     Our effective income tax rate of 38.0% for the third quarter of fiscal 2004 was consistent with the rate for the third quarter of fiscal 2003.

Comparison of the Thirty-Nine Weeks Ended November 1, 2003 and November 2, 2002

     Net sales for the first three quarters of fiscal 2004 increased 2.2% to $1.181 billion from $1.156 billion in the prior year. Same-store sales increased 3.1% compared with a same-store sales increase of 9.0% for the fiscal 2003 third quarter year-to-date. Approximately 60% of this increase was driven by an increase in customer traffic. Same-store sales generated all of the overall net sales increase, as we operated fewer stores versus a year ago. The Company’s total store count at the end of the quarter was down 39 units, or 4.1% from last year’s third quarter; however, the number of superstores in operation increased to 87 from 71 in last year’s third quarter. Store square footage decreased 1.8% from last year’s third quarter. The 87 superstores in operation accounted for more than 27% of the total sales for the third quarter year-to-date.

     By store format, our same-store sales performance for traditional stores increased 3.1% versus a same-store sales increase of 8.9% in the prior year-to-date period. Approximately 70% of this increase was driven by a higher average ticket. Same-store sales for superstores increased 3.3% year-to-date versus a same-store sales increase of 9.5% for the prior year-to-date period. The increase was driven entirely by customer traffic with average ticket down slightly.

     As a percent of net sales, gross margin was 48.1% for the first three quarters of fiscal 2004 compared with 47.6% for the same period a year earlier, an increase of 50 basis points. This increase in margin rate was primarily due to the improvement in store shrink rates, partially offset by reduced selling margins caused by a more promotional stance taken by the Company in the first half of fiscal 2004. Store shrink expense rates improved approximately 100 basis points, while overall selling gross margins decreased 60 basis points.

     SG&A expenses were $488.2 million in the first three quarters of fiscal 2004 versus $466.1 million in the prior year. As a percentage of net sales, SG&A expenses increased to 41.3% versus 40.3% for fiscal 2003. This increase in expense leverage primarily related to higher advertising costs (approximately 60 basis points) and higher distribution costs due, in part, to the acceleration of seasonal product flow into the stores, as well as temporary outside storage costs of seasonal goods, incurred in the third quarter.

     Store pre-opening and closing costs increased $4.0 million during the third quarter year-to-date period of fiscal 2004, to $7.1 million due to increased store opening activity. We opened 12 superstores year-to-date, compared with one store opening through the third quarter of the prior year.

     Depreciation and amortization expense increased $0.8 million to $27.8 million from $27.0 million, due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense of $4.1 million resulted from our adoption of the fair-value based method of accounting for stock options under SFAS No. 123 “Accounting for Stock-Based Compensation Expense” (See Note 4 – Stock-Based Compensation).

     Debt repurchase and share reclassification expenses for the third quarter year-to-date were $4.6 million versus $1.9 million last year, a $2.7 million increase. Share reclassification expenses of $1.2 million were incurred through the end of the third quarter of fiscal 2004. Debt repurchase expenses of $3.4 million were incurred to repurchase approximately $46.0 million of our 10-3/8% senior subordinated notes in fiscal 2004 versus $1.9 million of expenses incurred to repurchase $27.1 million of senior subordinated notes in the prior year. The charges include the cash premium paid for early redemption and the write-off of the related deferred finance charges.

     Operating profit was $36.4 million in fiscal 2004, compared with $51.7 million for fiscal 2003.

     Interest expense for fiscal 2004 decreased $6.2 million to $13.9 million from $20.1 million in fiscal 2003. The decrease is primarily due to a decrease of approximately $75 million in our average debt levels between years. Our average debt levels year-to-date in fiscal 2004 were approximately $180 million, compared with approximately $255 million in fiscal 2003 year-to-date.

     Our effective income tax rate of 38.0% for fiscal 2004 is consistent with the rate for fiscal 2003.

Liquidity and Capital Resources

     We believe that our credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     Cash and cash equivalents decreased $42.0 million during fiscal 2004 to $21.2 million as of November 1, 2003.

     Net cash used for operating activities was $90.4 million in fiscal 2004 compared to $46.3 million in fiscal 2003. Inventories, net of payable support, increased $131.2 million, compared with an increase of $96.6 million in fiscal 2003. Inventory typically builds during the first three quarters of the fiscal year, as we prepare for the peak selling season in the fourth quarter. The higher use of cash related to the increase in inventory, coupled with an increased use of cash for accrued expenses, due primarily to payments of fiscal 2003 annual incentive compensation in fiscal 2004 and a lower accrued interest balance, comprised the majority of the increase in cash used for operating activities year over year.

     Net cash used for investing activities, totaled $29.2 million in fiscal 2004 compared with $12.4 million in fiscal 2003. The increase was due to an increase in capital expenditures, primarily due to new store openings. Partially offsetting the increase in capital expenditures were proceeds of $1.9 million from the sale of our equity investment in BouClair, Inc., a Canadian fabric retailer. Total consideration for the sale of BouClair was $6.5 million, $1.9 of which was received in the third quarter. There was no material impact on the statement of operations from the sale of this investment.

     We anticipate capital expenditures for the full fiscal year 2004 to be approximately $50 million. The majority of this spending will pertain to new store openings and continued improvements in the existing store base. During the third quarter year-to-date period of fiscal 2004, we opened 12 superstores and three larger traditional stores. We converted four larger traditional stores to our superstore format and we closed 32 traditional stores. During the fourth quarter of fiscal 2004, we will open four more superstores and one larger traditional store. We anticipate closing an additional ten traditional stores before year-end.

     Net cash provided by financing activities was $77.6 million during fiscal 2004 compared with $59.2 million during fiscal 2003. Debt borrowings increased $72.0 million during fiscal 2004, compared with a net increase of $51.3 million in the prior year. During fiscal 2004, we redeemed or repurchased in the open market, approximately $46.0 million of senior subordinated notes at an aggregate premium of 105.4% to par value. These purchases were made utilizing excess cash on hand and borrowings under the credit facility as of the beginning of the period. The $3.4 million pre-tax charge for debt repurchase expenses recorded in the year-to-date statement of operations includes the cash premium to par value and the write-off of related deferred costs.

     Our debt-to-capitalization ratio was 42.9% at November 1, 2003, 36.0% at February 1, 2003 and 51.5% at November 2, 2003. We have a goal to further reduce debt levels during fiscal 2004 utilizing cash provided by operating activities in the fourth quarter.

Business Outlook

     In a press release dated November 17, 2003, which was furnished to the Securities and Exchange Commission on Form 8-K, the Company provided guidance for the fourth quarter and lowered its guidance for the full fiscal year. Fourth quarter earnings are estimated to be $1.05 to $1.15 per share, versus last year’s fourth quarter performance of $1.15 per share, after adjusting for the increased shares outstanding resulting from the share reclassification approved by shareholders on November 4, 2003. We reduced our full year earnings estimate by $0.30 to $1.70 to $1.80 per diluted share, from our previously stated guidance of $2.00 to $2.10 per diluted share.

     The change in guidance was predicated on our experience in the third quarter, particularly with our Fall and Halloween merchandise sales, as well as the moderation in same-store sales growth overall in our industry. Specifically, the revised guidance was based on the following assumptions:

•	Expectations for fourth-quarter same-store sales have been reduced to 2-3%. This compares to a 6.9% same-store sales performance in the prior year fourth quarter. Earlier guidance was predicated on same-store sales growth of 4% for the full fiscal year. Based on the revised fourth quarter same-store sales guidance provided, full year same-store sales are now expected to increase 2.5-3.0%.

•	The level of improvement in the gross margin rate in the fourth quarter has been reduced from earlier expectations.

     Our actual results in the fourth quarter are highly dependent on the sales and operating margin performance we are able to achieve. As a result, our estimates are subject to further refinement, which we will provide, if necessary, prior to the end of the fiscal year. On December 4, 2003, we reported our November sales results on Form 8-K. Although, our same-store sales decreased 0.2% for the month, the gross margin dollars generated were in line with our planned expectations and we made no changes to our guidance for fourth quarter earnings.

Share Reclassification and Other Matters

     On November 4, 2003, shareholders approved the reclassification of our former Class A and Class B Common Shares into a single class of stock. Shares of the single class of stock began trading on the New York Stock Exchange on November 5th, under the symbol “JAS.”

     Under the reclassification, Class B Common Shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were redesignated as “Common Shares.” Each of the Class A Common Shares, which had one vote per share, were reclassified into 1.15 Common Shares.

     Shareholders also approved certain other governance proposals, as set forth in the proxy statement for the shareholders meeting. One of the governance proposals requires an 80% shareholder vote for any change in the number of directors that is not approved by the Board of Directors. Another requires an 80% shareholder vote to eliminate any of the shareholder protective measures or the staggered board. The Corporate Governance Committee of the Board of Directors is considering the advisability of changing the percentage vote required in each of these regulation amendments from 80% to 66-2/3%, which would require shareholder approval.

     On November 24, 2003, our Board of Directors announced the appointment of Patty Morrison, Executive Vice-President, Chief Information Officer for Office Depot, Inc. to the Board of Directors.

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

Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, and the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We use derivative financial instruments at various times to manage the risk associated with interest rate fluctuations. The Company is subject to risk resulting from interest rate fluctuations, as interest on the Company’s credit facility is based on variable rates. The Company’s objective in managing its interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective, effectively converting a portion of our variable-rate exposures to fixed interest rates (See Note 6 – Fair Value of Derivative Financial Instruments).

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

Item 2.  Changes in Securities and Use of Proceeds

     On November 4, 2003, shareholders approved the reclassification of our former Class A and Class B Common Shares into a single class of stock. Shares of the single class of stock began trading on the New York Stock Exchange on November 5, under the symbol “JAS.”

     Under the reclassification, Class B Common Shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were redesignated as “Common Shares.” Each of the Class A Common Shares, which had one vote per share, were reclassified into 1.15 Common Shares.

Item 4.  Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders of the Company was held on November 4, 2003.

     Shareholders voted to approve an amendment to the Company’s Articles of Incorporation providing for a reclassification of the Company’s shares pursuant to which:

•	each of the Class A Common Shares, which had one vote per share, were reclassified into 1.15 Class B Common Shares; and

•	each of the Class B Common Shares, which currently did not have voting rights other than as required by law, were amended to have one vote per share and were redesignated as the Company’s “Common Shares,” by the following vote:

Class	Votes For	Votes Against	Abstentions

Class A Common Shares	8,059,261	815,119	15,505

Class B Common Shares	5,152,144	2,265,350	3,126

     Also at the special meeting, shareholders of Class A Common Shares voted to approve amendments to the Company’s Code of Regulations that would:

•	raise from 25% to 50% the percentage of shares required to call a special meeting of shareholders, by the following vote:

Votes For	Votes Against	Abstentions

5,507,689	3,254,090	128,106

•	provide for 90 days’ advance notice of any proposals or director nominations to be made by shareholders at any shareholders’ meeting, by the following vote:

Votes For	Votes Against	Abstentions

5,734,736	3,032,032	123,117

•	require an 80% shareholder vote for any change in the number of directors that is not approved by the Company’s Board of Directors, by the following vote:

Votes For	Votes Against	Abstentions

5,451,659	3,315,273	122,953

•	require an 80% shareholder vote to eliminate any of these shareholder protective measures or our staggered board, by the following vote:

Votes For	Votes Against	Abstentions

5,442,508	3,322,723	124,654

Item 5.  Other Information

     As a result of amendments to the Company’s Code of Regulations, approved by the Company’s shareholders at a special meeting held on November 4, 2003, the deadline for shareholders to submit proposals to be considered at the Company’s annual meeting has changed.

     The deadline for shareholders to submit proposals to be considered for inclusion in the proxy statement for the 2004 annual meeting of shareholders is January 2, 2004. Additionally, a shareholder who wishes to present a proposal at the 2004 annual meeting of shareholders must notify the Company of such proposal by no earlier than February 11, 2004 and no later than March 12, 2004. For business to be properly requested by a shareholder to be brought before an annual meeting of shareholders, the shareholder must comply with all of the requirements of the Company’s Code of Regulations, not just the timeliness requirements described above.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 3.1 – Amended and Restated Articles of Incorporation of Jo-Ann Stores Inc.
Exhibit 3.2 – Amended and Restated Code of Regulations
Exhibit 31.1 – Section 302 Certification By Chief Executive Officer
Exhibit 31.2 – Section 302 Certification By Chief Financial Officer
Exhibit 32.1 – Section 906 Certification of Principal Executive Officer
Exhibit 32.2 – Section 906 Certification of Principal Financial Officer

b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated August 6, 2003 to report the issuance of a press release announcing its net sales for the four weeks, thirteen weeks and year-to-date periods ended August 2, 2003.

The Company furnished a Current Report on Form 8-K dated August 18, 2003 to report the issuance of a press release announcing the election of a new Board member.

The Company furnished a Current Report on Form 8-K dated August 18, 2003 to report the issuance of a press release announcing its earnings for the second quarter and year-to-date periods ended August 2, 2003 and to provide an earnings outlook for the second half and fiscal year ending January 31, 2004.

The Company furnished a Current Report on Form 8-K dated September 4, 2003 to report the issuance of a press release announcing its net sales for the four weeks and year-to-date periods ended August 30, 2003.

The Company furnished a Current Report on Form 8-K dated October 9, 2003 to report the issuance of a press release announcing its sales for the five weeks, nine weeks and year-to-date periods ended October 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.

DATE: December 15, 2003	/s/ Alan Rosskamm Alan Rosskamm, President and Chief Executive Officer

/s/ Brian P. Carney Brian P. Carney, Executive Vice President and Chief Financial Officer