Form 10-K
period 2004-01-31
JO-ANN STORES INC
filed 2004-04-15
CIK 34151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended January 31, 2004

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

      The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of August 1, 2003 was $501.3 million.

      The number of common shares outstanding, as of April 5, 2004, of the registrant’s Common Stock was 22,198,824.

      Documents incorporated by reference:

      Portions of the following documents are incorporated by reference:

Proxy Statement for 2004 Annual Meeting of Shareholders — Items 10, 11, 12 and 14 of Part III.

PART I

      Except as otherwise stated, the information contained in this report is given as of January 31, 2004, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann etc,” “Registrant,” “Company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2004 refers to the period ended January 31, 2004).

Item 1. Business

      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. We have a well-established, national brand name. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

      As of January 31, 2004, we operated 892 stores in 47 states (806 traditional stores and 86 superstores). Our traditional stores offer a complete selection of fabrics and notions and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average 14,400 square feet and generated net sales per store of approximately $1.5 million in fiscal 2004. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our superstores that were opened prior to fiscal 2003, average 45,000 square feet and generated net sales per store of approximately $6.0 million in fiscal 2004. Our current superstore prototype averages 35,000 square feet and targets sales of $5.25 million in its first year of operation. We opened 13 of these new prototype superstores in fiscal 2004 and we have 14 of the prototype superstores in operation at January 31, 2004.

      We believe stability in our business and our industry is partially a function of recession-resistant characteristics. For example, according to a 2002 research study conducted by the Hobby Industry Association, approximately 60 percent of all U.S. households participated in crafts and hobbies in 2002. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2004 was relatively low at $22 in our superstores and $16 in our traditional stores. Industry sales, according to the Hobby Industry Association’s Consumer Usage and Purchase Study for 2002, were approximately $29 billion, a 13 percent increase from $25.7 billion in 2001. Our market is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors and a variety of other retailers.

      We provide a solution-oriented shopping experience with employees who are encouraged to assist customers in creating and completing creative projects. Many of our store level employees are sewing and/or craft enthusiasts, which enables them to provide exceptional customer service. We believe our focus on service contributes to a high proportion of repeat business from our customers. A significant portion of our advertising budget is allocated to our direct mail program targeting three million of our preferred customers on a regular basis. According to the 2002 research study conducted by the Hobby Industry Association, avid customers or enthusiasts, who represent approximately 25 percent of the participants in this industry, drive almost 80 percent of industry sales. As a result, we believe our proprietary customer mailing list, which we refresh continuously, is a competitive asset.

      We believe that our superstores are uniquely designed to offer a destination location for our customers. We offer over 70,000 SKUs across three broad product categories in our superstores: sewing, crafting and home decorating components, as well as finished seasonal, home accessory and floral products. We manage our vast product selection with SAP Retail, which was implemented in fiscal 2001. We believe that our inventory management systems are the most advanced in our industry. From fiscal 2001 through fiscal 2004, we improved our inventory turns from 1.8 to 2.4 times. We believe that our inventory management systems provide us with a platform that will drive continuous improvement and support enhanced software applications and functionality.

Business Strategy

      We intend to improve our operating performance by opening additional superstores, growing same-store sales and improving margins and inventory productivity. Key elements of this business strategy are:

      Open Additional Superstores. Our strategy is to roll out our refined superstore format across the nation. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — of sewing, crafting, floral, framing, seasonal and home décor accessories — all under one roof. We generally close 1.3 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replaced. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our share of market. For example, in Phoenix, Arizona, we have replaced seven of the 15 traditional stores in that market with four superstores over the last six years, and we have increased our revenues in that market from $13 million to $38 million. We believe we have an opportunity to replace an additional six traditional stores in that market with superstores and further grow our revenues. We believe we can replicate our performance in Phoenix in the top 100 to 125 markets across the nation. As of January 31, 2004, we operated 86 superstores in 19 states.

      Grow Same-Store Sales. Both our traditional stores and superstores present opportunities to improve same-store sales. Our focus in this effort is improving in-stocks, customer service and merchandise-driven initiatives. We primarily market via direct mail. We send direct mail circulars to three million customers approximately every two weeks. We believe that we can more efficiently and effectively drive repeat business by fine-tuning our direct mail and newspaper insert promotions. We are committed to frequent updates of the category merchandise offerings in our stores to keep our product offering fresh and compelling to our customers. Our focus is on placing key items at compelling prices on our end-cap displays. Because many of our store team members are sewing and crafting enthusiasts themselves, we also believe we can drive increased sales with knowledgeable customer service and assistance.

      Improve Margins. We believe we can improve gross margins by further reducing our level of clearance and promotional activity, a strategy we successfully executed over the last half of fiscal 2004, through less aggressive use of coupons and tighter seasonal purchase commitments. We believe we can also improve margins by refining our supply chain management and merchandising in our stores. We continually examine our partnerships with our vendors to improve supply chain efficiency. We also continue to explore new product sourcing opportunities or sources through different channels. We continuously monitor store performance to optimize our store portfolio. For stores that have been open for more than one year, we have only six that are not cash flow positive on a four-wall basis today.

      Improve Inventory Productivity. Our enterprise-wide inventory management system enables us to improve our product mix on an ongoing basis. Our SAP Retail merchandising systems have been in operation since March 2000, and we have been operating since July 2001 on our current automated replenishment systems. We believe we have further opportunities to improve the accuracy of our perpetual inventories, perfect our merchandise and assortment planning tools and develop more sophisticated sales forecasting tools in order to replenish goods in our stores more efficiently and effectively. We believe we have the ability to improve margins by further increasing inventory turns. Our goal is to increase inventory turns from 2.4 times in fiscal 2004 to 3 times over the next several years.

Product Selection

      The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Principal product line:
Softlines	63%	63%	64%
Hardlines and seasonal	37%	37%	36%

Total	100%	100%	100%

Softlines

      We offer a broad and comprehensive assortment of fabrics in both our traditional and superstore formats. These fabrics are merchandised by end use much like a department store and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends, and value. Our assortments feature a combination of national brands and private labels. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics, used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments as well as blankets and décor accessories;

•	special-buy or fabrics representing extreme values for our customer;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers, and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Hardlines and Seasonal

      We offer a broad assortment of hardlines merchandise for the creative enthusiast. Our superstores offer the complete array of categories while our traditional stores, due to their smaller size, merchandise edited assortments. We offer the following hardline selections:

•	papercrafting components, such as albums, papers, stickers, stamps, and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall decor, and kids crafting;

•	brand-name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	yarn and accessories as well as needlecraft kits and supplies;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and, in superstores, full service in-store framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made and custom floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.

      In addition to the basic categories described above, our stores regularly feature seasonal products, which complement our core merchandising strategy. Our seasonal offering spans all product lines and includes finished decorations, gifts and accessories that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. We own several private label seasonal brands including the “Cottontale Collection,” “Spooky Hollow,” “Santa’s Workbench,” and “Garden Gate Designs.”

      During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from September through December. In fiscal 2004, approximately 32 percent of our net sales and 57 percent of our operating profits were generated during the fourth quarter.

      During fiscal 2004, 50 percent of superstore net sales were derived from softlines and 50 percent from hardlines. For our traditional stores, 69 percent of net sales were derived from softlines and 31 percent from hardlines during fiscal 2004.

Marketing

      We have a proprietary mailing list, and we send direct mail circulars to the top customers approximately every two weeks. This allows us to efficiently reach our target market. We focus our advertising on direct mail circulars for our traditional stores. For our superstores, we supplement our direct mail advertising program with newspaper insert advertising. Our circulars and newspaper inserts feature numerous products offered at competitive prices and emphasize the wide selection of merchandise available in our stores.

      In our efforts to market the Jo-Ann Stores concept we also focus on developing long-term relationships with our customers. These efforts include providing knowledge and inspiration in-store through classes, demonstrations and project sheets. This inspiration is also reinforced in our quarterly Jo-Ann magazine, sold in our stores and other outlets, and other collateral marketing tactics.

      We also reach our customers through our relationship with IdeaForest, which operates joann.com, an on-line site for sewing and craft merchandise, creative ideas, advice and supplies. As part of the strategic relationship, IdeaForest, which operates as an independent entity, is responsible for all on-line marketing and technology support to the joann.com website. We hold a 28.5 percent equity investment in IdeaForest, and we sell product to IdeaForest, with customer fulfillment and service being handled by IdeaForest.

Purchasing

      We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2004, approximately 71 percent of our purchases were sourced domestically and 29 percent were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represent more than 3 percent of our annual purchase volume and the top ten suppliers represent less than 20 percent of our total annual purchase volume. We currently utilize approximately 900 merchandise suppliers, with the top 200 representing more than 80 percent of our purchasing volume.

Logistics

      At the end of fiscal 2004, we operated two owned distribution centers which ship products to all of our stores on a weekly basis. Based on purchase dollars, approximately 82 percent of the products in our stores are shipped through our distribution center network, with the remaining 18 percent of our purchases shipped directly from our suppliers to our stores. Our primary distribution center facility is located in Hudson, Ohio and supplies product to approximately two-thirds of our store base and our Visalia, California distribution center, which opened in April 2001, services the remaining one-third of our store base.

      We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 90 percent of our store base. For the remaining 10 percent of our chain, we transport product to the stores using less than truckload carriers or through three regional “hubs” where it is crossdocked for local delivery. We do not own either the regional hubs or the local delivery vehicles.

Store Operations

      Site Selection. We believe that our store locations are integral to our success. New sites are selected through a coordinated effort of our real estate, finance and operations management teams. In evaluating the desirability of a potential store site, we consider both market demographics and site-specific criteria. Market demographic criteria that we consider important include total population, number of households, median household income, percentage of home ownership versus rental, and historical and projected population growth over a ten-year period. Site-specific criteria that we consider important include rental terms, our position within the strip shopping center, size of the location, age of the shopping center, co-tenants, proximity to highway access, traffic patterns and ease of entry from the major roadways framing the strip location.

      Our expansion strategy is to give priority to adding stores in existing superstore markets in order to create economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that there are attractive opportunities in most of our existing markets and in numerous new markets.

      Costs of Opening Stores. We employ standard operating procedures that allow us to efficiently open new stores and integrate them into our information and distribution systems. We develop a standardized floor plan, inventory layout, and marketing program for each new store we open. We typically open new stores during the period from February through October to maximize sales, and minimize disruption to store operations, during our peak selling season.

      Store Management. Traditional stores generally have four full-time team members and 10 to 15 part-time team members, while superstores typically have approximately 10 full-time team members and 35 to 40 part-time team members. Store team leaders are compensated with a base salary plus a bonus which is tied to quarterly store sales and customer satisfaction survey results and annual store shrink rates. In addition, superstore team leader bonuses are tied to annual store operating profit.

      Traditional store team leaders are typically promoted from a group of top performing assistant managers, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leaders have primarily been staffed with individuals from outside the Company who have previous experience in managing “big-box” retail concepts; however, as we have increased the number of superstore openings, we are developing training and development programs to promote more new superstore managers from within our organization.

      Each store is under the supervision of a district team leader who reports to a regional vice president. Our prospective store team leaders are assigned to one of our existing stores as management-trainees for several weeks where they receive in-depth on-the-job training.

Stores

      The following table shows our stores by type and state at January 31, 2004:

	Traditional	Superstore	Total

Alabama	2	—	2
Alaska	6	—	6
Arizona	13	4	17
Arkansas	1	—	1
California	91	6	97
Colorado	13	—	13
Connecticut	15	2	17
Delaware	3	—	3
Florida	48	9	57
Georgia	8	4	12
Idaho	9	—	9
Illinois	40	2	42
Indiana	26	3	29
Iowa	11	—	11
Kansas	8	1	9
Kentucky	5	—	5
Louisiana	7	—	7
Maine	5	—	5
Maryland	19	3	22
Massachusetts	24	—	24
Michigan	43	12	55
Minnesota	16	6	22
Missouri	12	1	13
Montana	7	—	7
Nebraska	5	—	5
Nevada	4	2	6
New Hampshire	8	—	8
New Jersey	13	—	13
New Mexico	6	—	6
New York	37	7	44
North Carolina	8	—	8
North Dakota	4	—	4
Ohio	56	11	67
Oklahoma	5	—	5
Oregon	26	—	26
Pennsylvania	47	1	48
Rhode Island	2	—	2
South Carolina	2	—	2
South Dakota	2	—	2
Tennessee	2	3	5
Texas	50	4	54
Utah	13	—	13
Vermont	4	—	4
Virginia	22	—	22
Washington	32	5	37
West Virginia	5	—	5
Wisconsin	21	—	21

Total	806	86	892

      The following table reflects the number of stores opened, expanded or relocated and closed during each of the past five fiscal years (square footage in thousands):

			Stores in
Fiscal	Stores	Stores	Operation at	Expanded	Square
Year	Opened	Closed	Year-End	or Relocated	Footage

2000	29	(61)	1,026	22	15,642
2001	18	(37)	1,007	9	16,068
2002	12	(60)	959	10	15,897
2003	3	(43)	919	6	15,435
2004	19	(46)	892	—	15,377

      Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2004, we opened 16 superstores, 13 of which represented our 35,000 square foot prototype. Our average net opening cost of a superstore is $1.9 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Also during fiscal 2004, we opened three traditional stores, with an average square footage of approximately 22,000 square feet. Our average net opening cost of a traditional store is $1.1 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.

      During fiscal 2005, we expect to open approximately 30 new superstores and five traditional stores and close approximately 70 traditional stores, approximately 40 of which are related to the superstore openings. We currently have committed to leases for 32 of the 35 planned projects.

Information Technology

      Our point-of-sale register transactions are polled nightly and our point-of-sale system interfaces with both our financial and merchandising systems. We utilize point-of-sale registers and scanning devices to record the sale of product at a SKU level at our stores. We also utilize handheld radio frequency terminals for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. In the past two years, we installed broadband communication and new store controllers in all of our stores, resulting in a greatly enhanced customer checkout experience and a better platform to further automate internal store communications.

      Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends to eliminate less profitable SKUs, increase in-stock levels of more popular SKUs, analyze product margins and generate data for advertising cost/benefit evaluations. We also believe that our point-of-sale system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly re-stock merchandise and efficiently re-price sale items.

      In March 2000, we went live on SAP Retail. The completion of the retail portion of this project merged all of our financial, merchandise and retail systems and linked business processes on a single software platform. The total cost of SAP Retail was approximately $33.0 million and is being amortized over five years. We experienced operating difficulties stemming from the implementation of SAP Retail, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During fiscal year 2002, we stabilized operations under SAP Retail and the system is now being used to fine tune our processes. In-stock positions and inventory turns have significantly improved, primarily driven by our auto-replenishment and improved inventory management capabilities.

Status of Product or Line of Business

      During fiscal 2004, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks

      We do business under the federally registered trademark “Jo-Ann Fabrics and Crafts” and we also own several trademarks relating to our private label products. We believe that our trademarks are significant to our business.

Seasonal Business

      Our business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Borrowing requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

Customer Base

      We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2004, no one store accounted for more than one percent of total net sales.

Backlog of Orders

      We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.

Competitive Conditions

      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We compete on the basis of product assortment, price, convenience and customer service. We believe the combination of our product assortment, customer service emphasis, systems technology and frequent advertising provides us with a competitive advantage.

      There are two public companies that we compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc. – 433 stores and $440 million in revenues) and one in the craft segment (Michaels Stores, Inc. – 969 stores and $3.1 billion in revenues). There is also a public company competitor in the craft segment (A.C. Moore, Arts & Crafts, Inc.) that is a rapidly growing regional operator of 81 stores and over $430 million in revenues. The balance of our competition is comprised of regional and local operators. We believe that there are only three or four other competitors, in addition to those described above, with fabric or craft sales exceeding $100 million annually. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy and capital investment needs going forward.

Research and Development

      During the three fiscal years ended January 31, 2004, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

Environmental Disclosure

      We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

Employees

      As of January 31, 2004, we had approximately 21,750 full and part-time employees, of whom 20,200 worked in our stores, 400 were employed in our Hudson distribution center, 250 were employed in our Visalia distribution center and 900 were employed at our store support center in Hudson. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers primarily because our stores are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 73 percent of our employees work part-time.

      The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 2, 2004. Negotiations are currently underway to extend the union contract. We believe that our relations with our employees and the union are good and we have no reason to believe that current contract negotiations will not be successful.

Foreign Operations and Export Sales

      In fiscal 2004, we purchased approximately 29 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. If we underestimate consumer demand, we may not be able to fully satisfy our customers on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a longer period of time or to reduce selling prices in order to clear excess inventory at the end of a selling season. We do not have long-term contracts with any manufacturers.

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

Other Available Information

      We also make available, free of charge, on our Internet website at www.joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as we file such material, or furnish it to, the Securities and Exchange Commission. We will also post, prior to our Annual Shareholder meeting on June 10, 2004, the charters of our Audit, Compensation and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics (including the Code of Ethics for the CEO and Financial Officers), and any amendments or waivers thereto. These documents are also available in print to any stockholder requesting a copy from our Investor Relations department at our principal executive offices.

Item 2. Properties

      Our store support center and Hudson distribution center are located in a 1.4 million square foot facility on 105 acres in Hudson, Ohio. We own both the facility and the real estate. The distribution center occupies 1.0 million square feet and the remainder is used as our store support center, a superstore, and office space we lease to another tenant. In addition, we own 65 acres of land adjacent to our Hudson, Ohio facility.

      During January 2001, we completed construction of a 630,000 square foot distribution center located on an 80-acre site in Visalia, California. We own both the facility and the real estate.

      The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10-15 years and renewal options generally ranging from 10-20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year-ended January 31, 2004, we incurred $146.0 million of rental expense, including common area maintenance, taxes and insurance for store locations. As we pursue our transformation plan to replace traditional stores with superstores over time, we have been able to build flexibility by reducing the outstanding term of existing traditional store leases through splitting of renewal options or negotiating short-term renewals. We manage our lease exit costs aggressively on traditional stores that we close.

      As of January 31, 2004, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Year Lease Terms Expire	Store Leases

Month-to-month	27
2005	34
2006	25
2007	29
2008	24
2009	26
Thereafter	726

Total	891

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

Item 4. Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders of the Company was held on November 4, 2003.

      Shareholders voted to approve an amendment to the Company’s Articles of Incorporation providing for a reclassification of the Company’s shares pursuant to which:

•	each of the Class B Common Shares, which previously did not have voting rights other than as required by law, were amended to have one vote per share and were redesignated as the Company’s “Common Shares”; and

•	each of the Class A Common Shares, which had one vote per share, were reclassified into 1.15 Common Shares by the following vote:

Class	Votes For	Votes Against	Abstentions

Class A Common Shares	8,059,261	815,119	15,505
Class B Common Shares	5,152,144	2,265,350	3,126

      Also at the special meeting, shareholders of Class A Common Shares voted to approve amendments to the Company’s Code of Regulations that would:

•	raise from 25 percent to 50 percent the percentage of shares required to call a special meeting of shareholders, by the following vote:

Votes For	Votes Against	Abstentions

5,507,689	3,254,090	128,106

•	provide for 90 days’ advance notice of any proposals or director nominations to be made by shareholders at any shareholders’ meeting, by the following vote:

Votes For	Votes Against	Abstentions

5,734,736	3,032,032	123,117

•	require an 80 percent shareholder vote for any change in the number of directors that is not approved by the Company’s Board of Directors, by the following vote:

Votes For	Votes Against	Abstentions

5,451,659	3,315,273	122,953

•	require an 80 percent shareholder vote to eliminate any of these shareholder protective measures or our staggered board, by the following vote:

Votes For	Votes Against	Abstentions

5,442,508	3,322,723	124,654

Executive Officers of the Registrant

      The following information is set forth pursuant to Item 401(b) of Regulation S-K.

      Our executive officers are as follows:

Name	Age	Position

Alan Rosskamm	54	Chairman of the Board, President and Chief Executive Officer
Dave Bolen	52	Executive Vice President, Merchandising, Marketing and Logistics
Brian Carney	43	Executive Vice President, Chief Financial Officer
Michael Edwards	43	Executive Vice President, Operations
Valerie Gentile Sachs	48	Executive Vice President, General Counsel and Secretary
Rosalind Thompson	54	Executive Vice President, Human Resources

      Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our Company for more than five years. He is a member of one of the two founding families of our Company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women’s apparel retailer.

      Dave Bolen has been Executive Vice President, Merchandising, Marketing and Logistics of our Company since March 2001. He was Executive Vice President, Stores and Business Development from August 1997 to March 2001 and Senior Vice President, General Manager of Jo-Ann etc from March 1997 to August 1997. Prior to joining our Company, he was Executive Vice President-Operations of Michaels Stores, Inc., a national craft retailer, from July 1994 to August 1996.

      Brian Carney has been Executive Vice President, Chief Financial Officer of our Company for more than five years. Prior to joining our Company, he was Senior Vice President-Finance from May 1996 to August 1997, and Vice President and Controller from June 1992 to May 1996, of Revco D.S., Inc., a retail drugstore chain (acquired by CVS Corporation in 1997).

      Michael Edwards has been Executive Vice President, Operations of our Company since April 2001. Prior to joining our Company, he was Executive Vice President, Merchandising and Chief Marketing Officer of West Marine, Inc., a specialty retailer of boating supplies, from June 1999 to March 2001. He was Vice President, General Merchandise Manager of Golfsmith LP, a retailer of golf equipment, from September 1998 to May 1999. Prior to that, Mr. Edwards was with CompUSA, a retailer of computer-related products, from 1990 to 1998 where he served as Senior Vice President of Merchandising and Operations during his tenure. Mr. Edwards was also a Director and Chairman of the Board of iGo Corporation, a mobile technology products parts provider, from October 1999 to January 2001.

      Valerie Gentile Sachs has been Executive Vice President, General Counsel and Secretary of our Company since January 2003. Prior to joining our Company, she was the General Counsel of Marconi plc, of London, England, a global company serving the communications industry, from March 2002. Previously she was Executive Vice President and General Counsel from April 2001 to March 2002, and Vice President and General Counsel from November 2000 to April 2001 of Marconi Communications, Inc., the operating company for Marconi in the Americas. From December 1997 to November 2000 she was Vice President, General Counsel and Secretary for RELTEC Corporation, a network equipment and network services provider. RELTEC Corporation went public in March 1998 and was acquired by Marconi in April 1999.

      Rosalind Thompson has been Executive Vice President, Human Resources of our Company since December 1999. She was previously Senior Vice President, Human Resources from March 1992 to December 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common shares are traded on the New York Stock Exchange under the ticker symbol “JAS.” As of April 5, 2004, there were 757 common shareholders of record. The closing price of the shares on April 5, 2004 was $29.47.

      On November 4, 2003, the Company announced that shareholders approved the reclassification of its Class A and Class B common shares into a single class of stock. All references to the number of shares of Common Stock, stock options, per share prices, and earnings per share amounts in the “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K have been adjusted to retroactively reflect the share reclassification. Shares of the single class of common stock began trading on the New York Stock Exchange on November 5, 2003, under the symbol “JAS.”

      In the reclassification, Class B common shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were re-designated as the “common shares.” Each of the Class A common shares, which had one vote per share, were reclassified into 1.15 common shares. This resulted in approximately 1.6 million incremental common shares being issued at the time of the reclassification, increasing the number of common shares outstanding by approximately 8 percent.

      The quarterly high and low closing stock prices for fiscal 2004 and 2003 are presented in the table below:

			Class A		Class B
	Common Shares		Common Stock		Common Stock

	High	Low	High	Low	High	Low

Fiscal 2004:
January 31, 2004	$26.92	$18.55	$31.14	$30.35	$27.08	$26.43
November 1, 2003	—	—	32.01	25.40	27.87	22.24
August 2, 2003	—	—	27.95	19.57	24.84	16.91
May 3, 2003	—	—	26.30	16.75	23.30	14.00

Fiscal 2003:
February 1, 2003	—	—	$26.85	$21.81	$22.85	$18.19
November 2, 2002	—	—	33.75	23.35	26.69	18.32
August 3, 2002	—	—	29.25	19.15	21.50	14.50
May 4, 2002	—	—	20.34	10.70	17.30	9.15

      The Company did not pay cash dividends on its common stock during fiscal 2004 and fiscal 2003. The Company’s dividend policy has been to retain earnings for the operation and growth of its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.

      See Part III, Item 12 for a description of our equity compensation plans.

Item 6. Selected Financial Data

      The following table presents the Company’s selected financial data for each of the five years ending January 31, 2004. The selected financial data was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. The Company reclassified certain amounts in the financial statements for the five years ending January 31, 2004, in order to conform to the current period presentation. The Company also restated all share and earnings per share amounts to reflect the effect of the share reclassification that was completed on November 4, 2003. See Note 2 – Share Reclassification.

	Fiscal Year-Ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003	2002	2001(a)	2000

	(Dollars in millions, except per share data)
Operating Results:
Net sales	$1,734.1	$1,682.0	$1,570.3	$1,483.3	$1,381.5
Total net sales percentage increase	3.1%	7.1%	5.9%	7.4%	11.2%
Same-store sales percentage increase (b)	3.6%	8.4%	5.9%	1.3%	4.5%
Gross margin	810.6	777.5	693.1	645.1	633.2
Selling, general and administrative expenses (c)	677.1	641.0	644.2	589.2	533.8
Depreciation and amortization	37.7	36.1	39.3	38.3	32.0
Stock option compensation expense (d)	5.7	—	—	—	—
Debt repurchase and share reclassification expenses (e)	5.5	1.9	1.0	—	—

Operating profit (f)	84.6	98.5	8.6	17.6	67.4
Operating profit percent of net sales	4.9%	5.9%	0.5%	1.2%	4.9%
Interest expense	18.1	26.0	32.7	29.0	26.2
Net income (loss)	$41.0	$44.9	$(14.9)	$(13.6)	$25.6
Net income percent of net sales	2.4%	2.7%	(0.9)%	(0.9)%	1.9%
Per Share Data (g):
Net income (loss) – diluted	$1.86	$2.08	$(0.75)	$(0.70)	$1.28
Average shares outstanding – diluted (000’s)	22,003	21,632	19,888	19,420	19,983

Financial Position:
Cash and cash equivalents	$17.4	$63.2	$21.1	$17.5	$21.4
Inventories	404.6	363.1	369.0	451.0	442.5
Inventory turnover	2.4x	2.5x	2.1x	1.8x	1.8x
Current assets	470.5	471.7	438.2	505.8	497.9
Property, equipment and leasehold improvements, net	203.2	190.3	210.1	190.2	194.7
Total assets	707.7	704.5	693.7	742.2	746.9
Current liabilities	198.1	205.8	205.4	223.5	208.1
Long-term debt	113.7	162.9	223.7	240.0	245.2
Shareholders’ equity	346.2	289.4	232.8	248.8	259.4
Long-term debt to total capitalization	24.7%	36.0%	49.0%	49.1%	48.6%
Long-term debt to total capitalization, net of cash	21.8%	25.6%	46.5%	47.2%	46.3%
Per Share Data (g):
Book value (h)	$15.86	$13.73	$11.58	$12.69	$13.52
Shares outstanding, net of treasury shares (000’s)	21,828	21,079	20,106	19,612	19,193

Other Financial Information:
Return on average equity (i)	12.9%	17.2%	(6.2)%	(5.4)%	10.1%
Capital expenditures	$52.2	$22.7	$66.5	$35.9	$67.4

Item 6. Selected Financial Data (Continued)

	Fiscal Year-Ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003	2002	2001(a)	2000

	(Dollars in millions, except per share data)
Store Count:
Traditional stores	806	847	889	949	984
Superstores	86	72	70	58	42

Total	892	919	959	1,007	1,026

Store Square Footage (000’s)(j)
Traditional stores	11,646	12,165	12,684	13,381	13,685
Superstores	3,731	3,270	3,213	2,687	1,957

Total	15,377	15,435	15,897	16,068	15,642

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2001, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of our stores, we exclude the net sales results from these stores in our same-store sales calculation until the first day of the first month following the one-year anniversary of its expansion or relocation. Further, in a 53-week year, net sales are compared to the comparable 53 weeks of the prior period.

(c)	Includes store pre-opening and closing costs which the Company reports separately in its consolidated statements of operations for the three years ended January 31, 2004. See the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

(d)	Stock option compensation expense reflects the adoption of the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 7 — Stock-Based Compensation Plans” contained in the financial statements.

(e)	Debt repurchase and share reclassification expenses include losses on extinguishments of debt and costs associated with the share reclassification. See “Note 2 — Share Reclassification” contained in the financial statements.

(f)	Included in operating profit for the fiscal years ended February 2, 2002 and February 3, 2001 are charges related to the Turnaround Plan and a fiscal 2002 litigation settlement charge. See “Turnaround Plan and Store Closing Charges” and “Litigation Settlement” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(g)	Shares outstanding, as well as average basic and diluted shares outstanding used to calculate earnings per share, have been retroactively restated as of the beginning of all periods presented to reflect the impact of the increased shares outstanding as a result of the share reclassification that was approved by shareholders on November 4, 2003. Per share data have also been restated to give effect to the impact of this share reclassification.

(h)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(i)	Return on average equity is calculated by dividing net income by the average of the Company shareholders’ equity as of the beginning and end of its current fiscal year.

(j)	Total store square footage includes selling floor space and inventory storage areas.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

      For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. All share and earnings per share amounts included in this Form 10-K have been restated to reflect the effect of the share reclassification that we completed on November 4, 2003. The financial information presented for years prior to fiscal 2004 have been reclassified for certain amounts to conform to the fiscal 2004 presentation.

      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

      As of January 31, 2004, we operated 892 stores in 47 states (806 traditional stores and 86 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average 14,400 square feet and generated net sales per store of approximately $1.5 million in fiscal 2004. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our superstores opened prior to fiscal 2003 average 45,000 square feet and generated net sales per store of approximately $6.0 million in fiscal 2004. Our current superstore prototype averages 35,000 square feet and targets sales of $5.25 million in its first year of operation. We opened 13 of these new prototype superstores in fiscal 2004 and at the end of fiscal 2004, we had 14 prototype superstores in operation.

      Management reviews and manages to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales, including same-store sales by our two store formats, traditional stores and superstores. We also closely monitor per transaction average ticket value and customer traffic, both in total and by store format. We also measure our sales per square foot performance in both of our store formats to our immediate competitors.

•	Gross margin rate to sales. In addition, gross margin return on investment (“GMROI”) is used by our merchandising organization to evaluate the gross margin performance relative to the average inventory investment. Merchandise selection and future decisions are, in part, based on the GMROI performance.

•	Selling, general and administrative expense as a rate to sales. We compare operating margins to those of our competitors.

•	Inventory turnover. We monitor and focus extensive effort on managing our inventory investment, which is our single largest invested asset. Increasing inventory turnover is critical to improving our working capital position and improving our overall GMROI.

•	Debt to total capitalization. We have a goal of maintaining our year-end debt to total capitalization ratios at or below the current level.

Executive Overview of Fiscal 2004

      Fiscal 2004 represented our second consecutive year of strong operating performance, after completing a turnaround announced three years ago at the end of fiscal 2001. The reasons for our turnaround are described in further detail below under “Turnaround Plan and Store Closing Charges.”

      Having completed all of the key milestones we established as part of the turnaround, most notably a return to profitability with significantly improved operating margins, and a sharp reduction in interest expense due to reduced debt levels, we began to open superstores in fiscal 2004 after limiting new store growth during the two years of our turnaround.

      Our strategy is to grow by replacing many of our existing traditional stores with superstores over time. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average we close 1.3 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replaced. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our share of market.

      Fiscal 2003 was a record earnings year in the Company’s 60 year history, and we set expectations for fiscal 2004 to further improve our earnings relative to fiscal 2003. We did not accomplish our fiscal 2004 earnings goal, but we did generate strong operating momentum in the last half of the year. A number of strategic and corporate governance related initiatives were accomplished in fiscal 2004. These are highlighted as follows:

•	Initiated the rollout of our new 35,000 square foot prototype superstore. During fiscal 2004, we opened 19 new stores after opening only three in fiscal 2003. Of the 19 new stores opened in fiscal 2004, 13 represented our new prototype design. Our current superstore prototype is 10,000 square feet smaller than our larger existing superstore and displays our destination assortment of fabric and crafts in a visually exciting, yet more productive format.

•	We simplified our equity structure. On November 4, 2003, shareholders approved the reclassification of our former Class A and Class B common shares into a single class of common stock. Shares of the single class of common stock began trading on the New York Stock Exchange on November 5, 2003, under the symbol “JAS.” Separate discussion of the reclassification is contained in the notes to consolidated financial statements under “Note 2 — Share Reclassification.”

In the reclassification, Class B common shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were re-designated as “common shares.” Each of the Class A common shares, which had one vote per share, were reclassified into 1.15 common shares. This resulted in approximately 1.6 million incremental common shares being issued at the time of the reclassification, increasing the number of common shares outstanding by approximately 8 percent to 21.8 million shares.

•	We enhanced our corporate governance. Two members of the founding families, who were members of the Board of Directors, resigned from active participation on the Board and were appointed to Director Emeritus status. We named two independent directors to our Board to replace them; Tracey Thomas Travis, who is the Senior Vice President, Finance of Limited Brands, Inc., and Patricia Morrison, who is the Chief Information Officer for Office Depot, Inc.

      Our financial performance in fiscal 2004, although not up to our planned expectations, was strong for the second straight year and represented the second best earnings performance in the Company’s 60 year history. Highlights of our financial performance are as follows:

•	Net revenue for fiscal 2004 increased 3.1 percent to $1.734 billion. We improved our same-store sales, despite challenging comparisons. Same-store sales grew 3.6 percent in fiscal 2004 over the prior year increase of 8.4 percent. For the second consecutive year, our same-store sales performance was the strongest among our publicly traded direct competitors in the specialty retail sewing and crafting industry.

•	We expanded our gross profit margin by 50 basis points, to 46.7 percent of net revenue in fiscal 2004 from 46.2 percent in fiscal 2003. This improvement in fiscal 2004 was due to our decision to be less promotional in the second half of the year, reduced clearance sales activity and further improvement of our store shrink rates.

•	Net income was $1.86 per diluted share, compared to $2.08 per diluted share in fiscal 2003. Fiscal 2004 includes the non-cash pre-tax expense of $5.7 million related to the expensing of stock options, which is important to note when comparing our earnings with our direct competitors, none of whom currently expense stock options. We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” under the modified prospective method of adoption permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123,” and began expensing stock options in the first quarter of fiscal 2004. We also incurred $3.6 million in incremental charges in fiscal 2004 related to the early retirement of our 10 3/8 percent subordinated notes and the completion of our share reclassification.

•	We continued to focus on debt reduction and the strengthening of our balance sheet and lowered our debt levels to approximately $114 million, our lowest year-end debt level in six years.

      On February 26, 2004, shortly after the end of fiscal 2004, we issued $100 million of 7.5 percent senior subordinated notes. The proceeds from these notes were used to redeem $39.2 million of our existing 10 3/8 percent senior subordinated notes outstanding through a tender offer; the remaining $25.2 million of the 10 3/8 percent notes outstanding will be redeemed on May 1, 2004 (the next call date). The remaining proceeds will be used for general corporate purposes and to reduce borrowings under our bank credit facility going forward.

Results of Operations

      The following table sets forth the financial information through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales

	Fiscal Year-Ended

	Jan 31, 2004	Feb 1, 2003	Feb 2, 2002

Net sales	100.0%	100.0%	100.0%
Gross margin	46.7%	46.2%	44.1%
Selling, general and administrative expenses	38.4%	37.7%	39.7%
Store pre-opening and closing costs	0.6%	0.4%	1.3%
Depreciation and amortization	2.2%	2.1%	2.5%
Stock option compensation expense	0.3%	—	—
Debt repurchase and share reclassification expenses	0.3%	0.1%	0.1%

Operating profit	4.9%	5.9%	0.5%

Comparison of the 52 Weeks Ended January 31, 2004 and February 1, 2003

      Net sales. Net sales for fiscal 2004 increased 3.1 percent to $1.734 billion from $1.682 billion in the prior year. Same-store sales increased 3.6 percent compared with a same-store sales increase of 8.4 percent for fiscal 2003. Approximately 80 percent of this increase was driven by an increase in average ticket. Same-store sales growth generated all of the overall net sales increase, as we operated fewer stores at the end of fiscal 2004 than a year ago. Our total store count at the end of the year was down 27 units; however, the number of superstores in operation increased to 86 from 72 in fiscal 2003. Store square footage decreased slightly by 0.4 percent to 15.377 million square feet during the year. Superstores accounted for approximately 27 percent of total net sales for fiscal 2004.

      By store format, our same-store sales performance for traditional stores increased 3.7 percent for fiscal 2004 versus a same-store sales increase of 8.5 percent in fiscal 2003, with almost the entire increase attributable to an increase in average ticket. Same-store sales for superstores increased 3.1 percent versus a same-store sales increase of 7.8 percent for the prior year. The majority of the increase, over 80 percent, was driven by an increase in customer traffic.

      During the year, we saw sales strength with positive same-store sales increases in all of our major product categories with the exception of finished seasonal goods. Same-store sales of finished seasonal goods, which represented 12 percent of our total same-store sales for the year, decreased approximately 3.7 percent; however the gross margin rate in this category improved over 200 basis points versus fiscal 2003. We made the decision to be less aggressive in our promotional pricing during the second half of the year versus the prior year. The finished seasonal business, specifically Fall, Halloween and Christmas merchandise, was the category that had the largest negative sales impact from the less promotional stance.

      Gross margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead in our selling, general and administrative expenses line item. As a percent of net sales, gross margin was 46.7 percent for fiscal 2004 compared with 46.2 percent in the prior year, an increase of 50 basis points. An increase in selling margins of 10 basis points, which was accomplished by a strong performance in the second half of the fiscal year due to a less promotional stance, coupled with a 40 basis point improvement in store shrink rates, were the primary contributors to the increase in the gross margin rate for the year.

      Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses were $666.2 million for fiscal 2004 versus $635.1 million in the prior year. As a percentage of net sales, SG&A expenses increased to 38.4 percent versus 37.7 percent for fiscal 2003. Higher advertising costs in the third quarter, due to our 60th Anniversary celebration, and increased logistics costs, attributable to the decision to flow seasonal product to stores differently and replenish in-season, were the primary contributors to the deterioration in expense leverage.

      Depreciation and amortization. Depreciation and amortization expense increased $1.6 million to $37.7 million in fiscal 2004 from $36.1 million in fiscal 2003, due to the increased level of capital expenditures year-over-year. Further discussion of capital expenditures is provided under “Liquidity and Capital Resources.”

      Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, inventory liquidation costs and other costs incidental to store closings. Store pre-opening and closing costs increased $5.0 million to $10.9 million in fiscal 2004, due to the increased level of real estate activity year-over-year. As a percentage of sales, store pre-opening and closing costs for fiscal 2004 increased to 0.6 percent from 0.4 percent in the prior year. During fiscal 2004, we opened 16 superstores, converted four larger traditional stores to the superstore format and opened three larger traditional stores. We closed 45 traditional stores and one superstore. We expect continued pressure on overall expense, as a rate to sales, to result in fiscal 2005 as the number of new store openings increases to 35 stores from 19 last year.

      Stock option compensation expense. Stock option compensation expense of $5.7 million resulted from our adoption of the fair-value based method of accounting for stock options under SFAS No. 123 effective February 2, 2003. We adopted SFAS No. 123 in the first quarter of fiscal 2004 under the modified-prospective method allowed under the transition provisions provided under SFAS No. 148. See Note 1 — Significant Accounting Policies — Stock-Based Compensation.

      Debt repurchase and share reclassification expenses. Debt repurchase and share reclassification expenses for fiscal 2004 were $5.5 million versus $1.9 million in the prior year, a $3.6 million increase. Share reclassification expenses associated with the reclassification of our former Class A and Class B common shares into a single class of common stock totaled $1.2 million for the fiscal year. Debt repurchase expenses of $4.3 million were incurred to repurchase, either in the open market or through an early call, approximately

$58.5 million of our 10 3/8 percent senior subordinated notes in fiscal 2004 versus $1.9 million of expenses incurred to repurchase, in the open market, $27.1 million of senior subordinated notes in the prior year. The charges include the cash premium paid for the early redemption and the write-off of the related deferred finance charges.

      Operating profit. Operating profit was $84.6 million in fiscal 2004, compared with $98.5 million for fiscal 2003.

      Interest expense. Interest expense for fiscal 2004 decreased $7.9 million to $18.1 million from $26.0 million in fiscal 2003. The decrease is primarily due to a reduction of approximately $65 million in our average debt levels between years. Our average debt levels were $174 million this fiscal year versus $239 million last year.

      Income taxes. Our effective income tax rate for fiscal 2004 increased to 38.4 percent from 38.0 percent in the prior year, as a result of an adjustment to the effective rate in fiscal 2004 due to a permanent tax difference related to stock option compensation expense, under SFAS No. 123.

Comparison of the 52 Weeks Ended February 1, 2003 and February 2, 2002

      Net sales. Net sales for fiscal 2003 were $1.682 billion compared with $1.570 billion in fiscal 2002, an increase of $112.0 million, or 7.1 percent. Same-store sales increased 8.4 percent for fiscal 2003 compared with a same-store sales increase of 5.9 percent for the prior year. Same-store sales generated all of the overall net sales increase, as we operated 40 fewer stores at the end of fiscal 2003 than the year before. Store square footage decreased 2.9 percent during the year.

      By store format, our same-store sales for traditional stores increased 8.5 percent for fiscal 2003 compared with a 5.1 percent same-store sales increase in fiscal 2002. Approximately 75 percent of the increase is attributable to a higher average ticket, with the remaining 25 percent increase due to customer traffic. Same-store sales for superstores, which accounted for 25 percent of total revenues, increased 7.8 percent for fiscal 2003 compared with a 9.4 percent same-store sales increase in fiscal 2002. Approximately 60 percent of the increase is attributable to increased customer traffic, with the remainder due to a higher average ticket. We attribute the improvement in same-store sales to strong industry fundamentals, improved merchandising initiatives as well as an improved inventory in-stock position on key basic items and advertised items in our stores.

      Gross margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead in our selling, general and administrative expenses line item. As you review our gross margin performance, we believe you should consider the following important information related to charges recorded in fiscal 2002 (which are discussed in further detail below under “Turnaround Plan and Store Closing Charges”):

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

      Gross margin for fiscal 2003 was $777.5 million compared with $693.1 million in fiscal 2002. As a percentage of net sales, fiscal 2003 gross margin was 46.2 percent compared with 44.1 percent in the prior year, an increase of 210 basis points. Turnaround Charges recorded in fiscal 2002 accounted for approximately 20 basis points of the improvement, while the absence of the SKU Reduction Initiative sales accounted for another 100 basis points of the improvement. The remaining margin rate improvement was largely driven by improvement in the store shrink expense rate of approximately 150 basis points. Partially offsetting this improvement were lower selling margins caused by the more challenging retail environment in the third and fourth quarters of fiscal 2003, which necessitated promotional pricing, particularly on seasonal goods, to be more aggressive versus the year earlier period.

      Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. During fiscal 2002, the settlement of certain California wage litigation resulted in a charge of $6.5 million. This negatively impacted the SG&A rate by approximately 40 basis points (which is discussed in further detail below under “Litigation Settlement”)

      SG&A expenses were $635.1 million for fiscal 2003 versus $623.2 million in fiscal 2002. As a percentage of net sales, SG&A expenses decreased 200 basis points to 37.7 percent versus 39.7 percent for fiscal 2002. The charge for the litigation settlement recorded in fiscal 2002 discussed above accounted for 40 basis points of the improvement. The remaining rate improvement was due to positive expense leverage realized primarily in store expenses, with strong cost controls complementing the favorable impact of improved same-store sales growth.

      Depreciation and amortization. Depreciation and amortization expense for fiscal 2003 decreased $3.2 million to $36.1 million from $39.3 million in fiscal 2002. This decrease was attributable to discontinuing goodwill amortization, pursuant to the adoption of SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”), which lowered amortization expense by $0.7 million, and due to lower capital expenditures.

      Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to opening a new store, which includes hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, inventory liquidation costs and other costs incidental to store closings. Store pre-opening and closing costs decreased $15.1 million to $5.9 million in fiscal 2004, primarily due to the Turnaround Charges recorded in fiscal 2002. During fiscal 2002, $17.1 million of the $19.7 million in Turnaround Charges were recorded in store pre-opening and closing costs. See “Turnaround Plan and Store Closing Charges” discussion below.

      Debt repurchase expenses. Debt repurchase expenses of $1.9 million were incurred in fiscal 2003 to repurchase $27.1 million of our 10 3/8 percent senior subordinated notes in the open market at a purchase price of $28.3 million or 104.3 percent to par value. The charge is comprised of the premium paid on the purchase plus a pro-rata portion of the capitalized deferred finance charges. In fiscal 2002 debt repurchase expenses were $1.0 million. During fiscal 2002, the Company entered into a $365.0 million senior secured credit facility. The deferred financing costs of $1.0 million related to the prior bank credit facility were written off and are reflected in debt repurchase expenses.

      Operating profit. Operating profit for fiscal 2003 was $98.5 million, compared with $8.6 million for fiscal 2002. The fiscal 2002 operating profit was impacted by the $19.7 million in Turnaround Plan charges and $6.5 million in litigation settlement costs recorded. See the “Gross margin,” “Selling, general and administrative expenses” and “Store pre-opening and closing costs” discussions above.

      Interest expense. Interest expense for fiscal 2003 was $26.0 million, compared with $32.7 million in fiscal 2002, a decrease of $6.7 million. Substantially all of this decrease was attributable to a decrease in average debt levels. Our average debt levels during fiscal 2003 were $239 million compared with $319 million during fiscal 2002.

      Income taxes. Our effective income tax rate was 38.0 percent for both fiscal 2003 and fiscal 2002.

Turnaround Plan and Store Closing Charges

      In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail, negatively impacting our ability to stay in stock on key basic products while, at the same time, being overstocked on slower selling products. As a result, sales were negatively affected and our operating performance suffered.

      As a result of these implementation issues, coupled with increased debt from elevated levels of capital spending to install SAP Retail and to construct and open a second distribution center in fiscal 2002, as well as a decline in operating margins, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. At the end of fiscal 2001, we announced the implementation of a turnaround plan (the “Turnaround Plan”). A number of charges were taken during fiscal 2002 and 2001 related to the Turnaround Plan.

      These charges included store closing costs, inventory markdowns to net realizable value in connection with a SKU reduction initiative (see “SKU Reduction Initiative” discussion below) and store closings, and asset impairment losses for store fixtures and leaseholds. Summarized below is an analysis of store closing charges, incurred as part of the Turnaround Plan initiatives, as well as store closings from normal operating activity. We also provide discussion on other charges taken as part of the Turnaround Plan initiative.

      Store Closing Charges. We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As a result, we have only six stores in operation, that have been operating for more than one year, where the store contribution is not cash flow positive. In addition, despite an aggressive store rationalization policy, pursuant to which we have closed 247 stores in the last five years, we are paying rent on just six store locations where we have not yet obtained a sublease tenant or executed a lease termination. The remaining lease obligation on these six store properties is $1.7 million at the end of fiscal 2004.

      In accordance with the then applicable accounting literature (Emerging Issues Task Force Issue (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,”) we recorded pre-tax charges in operating expenses of $17.1 million in fiscal 2002 and $6.7 million in fiscal 2001 for restructuring and asset impairment costs resulting from 148 identified store closings associated with the Turnaround Plan. We also incurred expense of $0.5 million in fiscal 2002 for store closings unrelated to the Turnaround Plan.

      Through the end of fiscal 2004, 131 of the stores identified for closure as part of the Turnaround Plan have been closed. The remaining stores to be closed, with the exception of eight store locations, will be closed in fiscal 2005. At the end of fiscal 2003, a decision was made to continue to operate these eight locations due to our inability to successfully negotiate an acceptable arrangement to exit the lease. A total of $7.7 million for estimated lease obligations of stores to be closed as part of the Turnaround Plan were reversed in the fourth quarter of fiscal 2003. The reversal related to stores where estimates were revised, as well as the eight stores we could not close. We also recorded an asset impairment charge in the fourth quarter of fiscal 2003 of $6.7 million for various store locations, representing the difference between the asset carrying value and the future net discounted cash flows estimated to be generated by those assets. The remainder of the store closing charges in fiscal 2003 and the store closing charges incurred in fiscal 2004, highlighted in the table below, represent lease obligations and other costs associated with stores identified for closure that were not part of the Turnaround Plan.

      As discussed in Note 1 — Significant Accounting Policies, effective December 31, 2002, we began to account for the costs of store closings as required under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, we have adopted the new accounting requirements related to asset impairment as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), effective February 3, 2002.

      The charges to the statement of operations for the three fiscal years ended January 31, 2004 related to store closings are summarized below, and include charges for both store closings as part of our turnaround initiatives, as well as store closings from normal operating activity. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended

	2004	2003	2002

	(dollars in millions)
Store Closing Charges:
Non-cancelable lease obligations	$(0.1)	$(5.9)	$9.6
Asset impairment	2.1	6.7	5.0
Other costs	1.3	0.6	3.0

Total	$3.3	$1.4	$17.6

      Non-cancelable lease obligations for fiscal 2003 and 2002 include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated continuing lease obligations were reduced by anticipated sublease rental income. In fiscal 2004, these costs are accounted for in accordance with SFAS No. 146, which requires certain lease costs to be expensed as incurred.

      Asset impairments include write-downs of fixed assets to estimated fair value for stores closed, or scheduled to be closed, and certain other store locations where impairment exists. The asset impairment represents the difference between the asset carrying value and our estimate of the future net discounted cash flows to be generated by those assets.

      Other costs represent other miscellaneous store closing costs, including among other things, costs related to fixtures, signage and register removal.

      Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended January 31, 2004:

	Non-cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

	(dollars in millions)
Balance at February 3, 2001	$5.5	$—	$3.8	$9.3
Amounts charged to income	9.6	5.0	3.0	17.6
Utilization:
Cash	(3.9)	—	(5.6)	(9.5)
Non-Cash	—	(5.0)	—	(5.0)

Balance at February 2, 2002	11.2	—	1.2	12.4
Amounts charged to income	(5.9)	6.7	0.6	1.4
Utilization:
Cash	(1.8)	—	(0.9)	(2.7)
Non-Cash	—	(6.7)	—	(6.7)

Balance at February 1, 2003	3.5	—	0.9	4.4
Amounts charged to income	(0.1)	2.1	1.3	3.3
Utilization:
Cash	(1.6)	—	(1.3)	(2.9)
Non-Cash	—	(2.1)	0.1	(2.0)

Balance at January 31, 2004	$1.8	$—	$1.0	$2.8

      SKU Reduction Initiative. During the fourth quarter of fiscal 2001, we commenced the SKU Reduction Initiative which entailed a thorough review of our inventory investment and gross margin performance by item (or SKU) utilizing analytical capabilities available under SAP Retail. This analysis identified approximately 10,000 active items, totaling more than $50 million at cost, that were under-performing and that we decided to discontinue. In connection with this initiative, we recorded a $23.0 million pre-tax charge to reserve for the portion of this product that we estimated would be sold below cost. However, liquidating this inventory at reduced selling prices put pressure on overall realized gross margins in fiscal 2002, since the sales were recorded at a zero gross margin. The SKU Reduction Initiative was the start of an ongoing, disciplined, detailed review of our product mix. We began clearance programs in the second quarter of fiscal 2002 designed to eliminate this product. These clearance programs were completed by the end of fiscal 2002.

Litigation Settlement

      In August 2000, a former employee of the Company filed a purported class action complaint against us, on behalf of the Company’s former and current California store management employees. The complaint was filed in the Superior Court of California and alleged that we violated certain California laws by erroneously treating our store management employees as “exempt” employees who are not entitled to overtime compensation. This case was consolidated with a similar class action complaint filed in October 2000 in the Superior Court of California. This case was settled in fiscal 2002 for $6.5 million. The settlement was paid in the first quarter of fiscal 2003.

Liquidity and Capital Resources

      Our capital requirements are primarily for capital expenditures in connection with new store openings, new store inventory purchases and seasonal working capital requirements. These requirements will be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our bank credit facility.

      The following table provides cash flow related information for the three fiscal years ended January 31, 2004.

	2004	2003	2002

Net cash provided by operating activities	$48.5	$119.2	$88.2
Net cash used for investing activities	(47.9)	(22.7)	(66.5)
Net cash used for financing activities	(46.4)	(54.4)	(18.1)

Net (decrease) increase in cash and cash equivalents	$(45.8)	$42.1	$3.6

Ending cash and cash equivalents	$17.4	$63.2	$21.1

Net Cash Provided By Operating Activities

      Net cash provided by operating activities was $48.5 million in fiscal 2004, compared with $119.2 million in fiscal 2003, a decrease of $70.7 million, primarily caused by an increase in inventory and a decrease in accounts payable, together totaling a decrease of $62.1 million from fiscal 2003. Cash flows from operating activities, before changes in operating assets and liabilities, were $95.9 million in fiscal 2004 and were comparable to the $100.9 million generated in fiscal 2003.

      Inventories, net of payable support, increased $49.4 million in fiscal 2004, compared with a decrease of $12.7 million in fiscal 2003. The increase in inventory was substantially in core product categories that have experienced solid sales performance, primarily fabric and scrapbooking merchandise. An earlier arrival of spring seasonal goods, compared with the prior year, also contributed to the increase in inventory levels. Inventory turns for fiscal 2004 were approximately 2.4 times, compared with 2.5 times in fiscal 2003 and 2.1 times in fiscal 2002.

      Net cash provided by operating activities was $119.2 million in fiscal 2003, compared with $88.2 million in fiscal 2002, an increase of $31.0 million driven by strong operating performance. Cash flows from operating activities, before changes in operating assets and liabilities, were $100.9 million in fiscal 2003 versus $18.4 million in fiscal 2002. During fiscal 2003, the Company generated $18.3 million from changes in operating assets and liabilities versus $69.9 million in fiscal 2002. During fiscal 2002, the Company achieved significant reductions in inventory from its SKU Reduction Initiative and store closings.

Net Cash Used For Investing Activities

      Net cash used for investing activities for fiscal 2004 totaled $47.9 million compared with $22.7 million in fiscal 2003. The increase was due to an increase in capital expenditures, primarily due to new store openings. Capital expenditures were $52.2 million during fiscal 2004 versus $22.7 million in fiscal 2003 and are discussed further below under the caption “Capital Expenditures.” Partially offsetting the increase in capital expenditures were proceeds of $4.3 million from the sale of our equity investment in BouClair, Inc., a Canadian fabric retailer. Total consideration for the sale of BouClair was $6.5 million, $4.3 million of which was received in fiscal 2004. There was no material impact on the statement of operations from the sale of this investment.

      Net cash used for investing activities for fiscal 2003 totaled $22.7 million compared with $66.5 million in fiscal 2002 which consisted entirely of capital expenditures.

Capital Expenditures

      Capital expenditures for fiscal 2004 totaled $52.2 million. Store related expenditures, including 19 new store openings, represented over 80 percent of the capital spending. During the year, we opened 16 superstores, converted four larger traditional stores to the superstore format and opened three larger traditional stores. The Company also closed 45 traditional stores and one superstore. In addition, five stores the Company had previously reported in its superstore count were reclassified as large traditional stores.

      Capital expenditures for fiscal 2003 totaled $22.7 million, our lowest level of capital spending in six years, as we focused on maximizing cash flow to reduce debt. During fiscal 2003, we opened one superstore and two traditional stores and converted two larger traditional stores to our superstore format. We also relocated four traditional stores and closed 42 smaller or under-performing traditional stores and one superstore.

      Capital expenditures of $66.5 million in fiscal 2002 included approximately $40.0 million related to the unwind of a synthetic lease facility which was replaced by our new credit facility (discussed further under “Financing” below). The synthetic lease facility was originally used to finance the construction and equipment cost of our distribution center in Visalia, California. During fiscal 2001, construction was completed on this new 630,000 square foot distribution center. This facility was fully operational and shipping product to more than 300 stores, or over 30 percent of our chain, by the end of the second quarter of fiscal 2002.

      Excluding the unwind of the synthetic lease, capital expenditures of $26.5 million during fiscal 2002 related primarily to the opening of new superstores and other store related projects. During the year, we opened 12 superstores, relocated or expanded 10 and closed 60 smaller or under-performing traditional stores.

      We anticipate capital expenditures in fiscal 2005 of approximately $70 to $75 million. The increase in capital spending is attributable to increased store opening activity and the first phase over the next three years to replace the point-of-sale systems in our stores. During fiscal 2005, we plan to open approximately 30 new superstores and five traditional stores and close approximately 70 stores, 40 of which are attributable to the superstore openings. As we open more new stores and begin to increase capital expenditures in the coming years, we envision our growth plans will be self-funding through cash from operations.

Net Cash Used For Financing Activities

      Net cash used for financing activities was $46.4 million during fiscal 2004 compared with $54.4 million during fiscal 2003. Long-term debt at the end of fiscal 2004 was $113.7 million, our lowest year-end debt level in six years. Debt levels decreased $49.2 million during fiscal 2004, compared with a net decrease of $60.8 million in the prior year. During fiscal 2004, we redeemed or repurchased in the open market, approximately $58.5 million of our 10 3/8 percent senior subordinated notes at an aggregate premium of

105.4 percent to par value. These purchases were made utilizing excess cash on hand and borrowings under our bank credit facility.

      Net cash used for financing activities during fiscal 2003 was $54.4 million, primarily related to a $60.8 million net decrease in debt borrowings resulting from cash generated by strong operating performance. During fiscal 2003 we repurchased, in the open market, $27.1 million of our 10 3/8 percent senior subordinated notes at a purchase price of $28.3 million or 104.3 percent to par value.

      Net cash used for financing activities during fiscal 2002 was $18.1 million, primarily related to a $16.3 million net decrease in debt borrowings. This debt reduction was achieved despite the unwinding of a $40.0 million synthetic lease, which added $40.0 million to our balance sheet debt levels, and changes to our letter of credit payment terms, which we estimate added $30.0 million to our debt levels. The debt reduction in fiscal 2002 was achieved primarily through our inventory reduction efforts.

Common Share Repurchases

      During fiscal 2004, we purchased a total of 0.1 million of our common shares at an aggregate price of $1.6 million, utilizing proceeds received from stock option exercises. As of January 31, 2004, we are authorized to purchase up to an additional 1.4 million shares of our common stock under previous authorizations from our Board of Directors.

Sources of Liquidity

      We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand, and our credit facility. We believe that our credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

      Our liquidity is based, in part, on maintaining our current debt ratings. As of January 31, 2004, our long-term unsecured debt was rated “B2” by Moody’s Investor Services and “B-” by Standard & Poor’s. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. If our debt ratings were downgraded, it could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs.

      Our current debt obligations, as of the end of fiscal 2004, include $49.3 million outstanding under our $365 million bank senior credit facility, and $64.4 million outstanding 10 3/8 percent senior subordinated notes. Subsequent to year-end, we issued $100 million of 7.5 percent senior subordinated notes and executed an early tender offer for our remaining 10 3/8 percent senior subordinated notes. Each of these debt obligations are described in further detail below.

      Senior Credit Facility. In April 2001, we entered into a four year $365 million senior credit facility (the “credit facility”), led by Fleet Retail Finance, Inc. This credit facility consists of a $325.0 million revolver and a $40.0 million term loan, both secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets. The credit facility is fully and unconditionally guaranteed by each of our subsidiaries. There is no penalty if we elect to prepay the term loan principal, which is due on April 5, 2005. Interest on borrowings under the credit facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At January 31, 2004, our interest on borrowings under our credit facility was LIBOR plus 1.75 percent. The credit facility contains a sub-limit for letters of credit of $150.0 million. Proceeds from the credit facility were used to repay all outstanding borrowings under our prior $300.0 million senior credit facility and refinance a $40.0 million synthetic lease facility. In connection with this refinancing, we acquired the building and equipment at our West Coast distribution center and terminated our synthetic lease facility. Accordingly, the related property, plant and equipment was recorded as a capital expenditure in the first quarter of fiscal 2002. The debt obligation of $40.0 million was also recorded at that time. The deferred financing costs associated with our synthetic lease facility totaling $1.0 million pre-tax, were written-off and are included in our debt repurchase and share reclassification expenses line item on the statement of operations.

      During fiscal 2001, we entered into a synthetic lease facility to fund the construction of the building and acquisition of equipment at our West Coast distribution center in Visalia, California. The cost of the building and equipment acquired using this facility was $40.0 million. The synthetic lease facility was determined to be an operating lease and, accordingly, the distribution center assets and related obligation were not recorded on our balance sheet. The interest payments were capitalized until the facility began operations.

      Our decision to unwind the synthetic lease was a result of entering into the new senior secured credit facility. Keeping the synthetic lease as part of our capital structure may have been problematic in syndicating the new senior secured credit facility and, as a result, the decision was made to collapse it.

      Effective May 15, 2001, in connection with our financing under the credit facility, the agent bank for the credit facility assumed assignment of our two outstanding interest rate swap agreements. On May 16, 2001, the agent bank terminated those interest rate swap agreements and established a new interest rate swap with a fixed LIBOR of 6.72 percent and a notional amount of $90.0 million, which decreased to $40.0 million on May 1, 2003, until its expiration on April 30, 2005.

      As of January 31, 2004, we had borrowings outstanding of $49.3 million under the credit facility at an interest rate of 3.1 percent (which excludes the impact of the interest rate swap referred to above) and $51.1 million of letters of credit outstanding.

      Our weighted average interest rate (including the impact of the interest rate swaps referred to above) and weighted average borrowings under the credit facility were 6.3 percent and $88.3 million during fiscal 2004 and 7.9 percent and $104.7 million during fiscal 2003.

      The senior credit facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of its business. The Company is restricted in capital expenditures and its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when Excess Availability, as defined, falls below certain levels. Further, the Company is required to comply with a minimum net worth financial covenant if Excess Availability, as defined, is less than $35 million at any time. As of the end of January 31, 2004, Excess Availability was $178.2 million, and at the Company’s peak borrowing level during fiscal 2004, the Excess Availability was $126.7 million. The senior credit facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. At January 31, 2004, the Company is in compliance with all covenants under its credit agreement.

      Senior Subordinated Notes. On May 5, 1999 we issued $150.0 million of 10 3/8 percent senior subordinated notes due May 1, 2007. Interest on the notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the notes were issued at 98.5 percent of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. We have the option of redeeming the notes at any time after May 1, 2003, in accordance with certain call provisions of the related note indenture. The notes represent unsecured obligations that are subordinated to the credit facility and are fully and unconditionally guaranteed by each of our subsidiaries.

      The senior subordinated note indenture contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness and require an offer to repurchase the notes in the event of a change in control. The indenture defines various events of default, including cross default provisions and defaults for any material judgments. At January 31, 2004, the Company is in compliance with all covenants under its note indenture.

      Failure to comply with these restrictions and covenants could result in defaults under the Company’s senior credit facility and/or senior subordinated notes indenture. Any default, if not waived, could result in the Company’s debt becoming immediately due and payable.

      During fiscal 2004 and 2003, we purchased $58.5 million and $27.1 million, respectively, in face value of the notes. The purchases were made at an aggregate premium of 105.4 percent and 104.3 percent, respectively, to par value. During fiscal 2004 and 2003, we recorded pre-tax charges of $4.3 million and $1.9 million, respectively, which includes the cash premium paid and the related write-off of applicable deferred debt costs, which are reflected in the debt repurchase and share reclassification expenses line item on the statement of operations.

      On February 26, 2004, we completed the placement of $100 million 7.5 percent senior subordinated notes due 2012. Proceeds from the offering were used to repurchase $39.2 million of 10 3/8 percent senior subordinated notes due 2007 that were tendered as part of the refinancing. The balance of the proceeds will be used to repurchase the remaining $25.2 million in 10 3/8 percent senior subordinated notes that remain outstanding on May 1, 2004, the next date when their call premium is reduced, and for general corporate purposes. The financing is expected to save approximately $1 million in interest and more importantly, positions our capital structure to enable our long-term growth strategy. When the debt repurchase of the 10 3/8 percent senior subordinated notes is completed, we will record a pre-tax charge of approximately $4.1 million to recognize the premium paid to retire the notes and write-off the deferred debt costs.

Off-Balance Sheet Transactions

      Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Contractual Obligations and Commitments

      The following tables summarize our future cash outflows resulting from contractual obligations and commitments as of January 31, 2004:

	Payments Due by Period (1)

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

10 3/8 percent senior subordinated notes	$64.4	$—	$—	$64.4	$—
Credit facility — revolving facility	9.3	—	9.3	—	—
Credit facility — term loan	40.0	—	40.0	—	—
10 3/8 percent senior subordinated notes interest (2)	21.7	6.7	13.4	1.6	—
Letters of credit (3)	51.1	51.1	—	—	—
Operating leases (4)	713.8	124.1	224.6	144.7	220.4

Total Contractual Cash Obligations	$900.3	$181.9	$287.3	$210.7	$220.4

(1)	The above table does not include the placement of $100 million 7.5 percent senior subordinated notes due 2012 nor the repurchase of $39.2 million 10 3/8 percent senior subordinated notes that were tendered as part of the refinancing, both of which occurred subsequent to year end in February 2004.

(2)	Interest is included as a contractual obligation on the 10 3/8 percent senior subordinated notes only. The calculation of interest on the credit facility is dependent on the average borrowings during the year and a variable interest rate, which currently approximates 3.25 percent (set at 175 basis points over LIBOR). The Company did not include these amounts due to their subjectivity and estimation required. See Liquidity and Capital Resources – Sources of Liquidity for further discussion of the credit facility.

(3)	Includes commercial letters of credit of $25.9 million and $25.2 million of standby letters of credit.

(4)	The remaining cash payments include $1.7 million associated with lease obligations for stores closed.

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

      Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2004				Fiscal 2003				Fiscal 2002

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$374.8	$359.2	$447.5	$552.6	$372.4	$353.7	$430.1	$525.8	$328.9	$330.2	$413.0	$498.2
Same-store sales percentage change	2.6%	2.4%	4.2%	4.5%	13.5%	7.7%	6.5%	6.9%	(2.0)%	9.7%	8.0%	7.4%
Gross margin	$180.5	$172.6	$215.1	$242.4	$180.8	$171.6	$197.4	$227.7	$151.1	$139.2	$182.6	$220.2
Gross margin percent to sales	48.2%	48.1%	48.1%	43.9%	48.5%	48.5%	45.9%	43.3%	45.9%	42.2%	44.2%	44.2%
Operating profit (loss)	$11.6	$0.7	$24.1	$48.2	$20.4	$9.9	$21.4	$46.8	$(3.1)	$(17.3)	$(9.7)	$38.7
Operating profit percent to sales	3.1%	0.2%	5.4%	8.7%	5.5%	2.8%	5.0%	8.9%	(0.9)%	(5.2)%	(2.3)%	7.8%
Net income (loss)	$4.1	$(2.2)	$12.0	$27.1	$8.7	$2.0	$8.9	$25.3	$(6.4)	$(16.1)	$(11.3)	$18.9
Inventory	$369.1	$471.6	$520.3	$404.6	$400.1	$496.2	$483.4	$363.1	$476.7	$483.0	$467.1	$369.0
Net working capital	244.3	305.9	372.0	272.4	250.0	321.4	330.1	265.9	341.9	359.1	333.2	232.8
Long-term debt	124.9	190.5	237.4	113.7	223.5	286.4	276.2	162.9	345.9	375.0	356.0	223.7

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

      Our accrual for shrink is based on the actual historical shrink results of our recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three-quarters of each year and the shrink accrual recorded at January 31, 2004 is based on shrink results of prior physical inventories. All of our store locations that have been open one year or more are physically inventoried once a year. We will continue to monitor and adjust our shrink rate estimates based on the results of store physical inventories and shrink trends.

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

Vendor Allowances

      All vendor consideration, including cash discounts, volume discounts and co-operative advertising fees are included as a reduction of cost of sales. Cash discounts and volume discounts are recognized in cost of sales when the related merchandise is sold. Historically, the Company recognized co-operative advertising fees when received from its vendors. Beginning January 1, 2003, upon the adoption of EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” and the execution of new or modifications of existing vendor agreements, the Company recognizes co-operative advertising fees when the related merchandise is sold. The effect of adopting the EITF did not have a material impact on the Company’s results of operations or financial position.

Gift cards

      Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder.

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

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 which establishes accounting standards for intangible assets and goodwill. The Company adopted SFAS No. 142 on February 3, 2002. The Company performed the first of the required impairment tests of goodwill and based upon the transition impairment test performed on recorded goodwill, no impairment to goodwill exists. In the fourth quarter of fiscal 2004 and 2003, the Company also performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of the non-amortization provision of SFAS No. 142 reduced amortization expense by approximately $0.7 million in fiscal 2004 and 2003. Fiscal 2002 included amortization expense of $0.7 million.

      In August 2001, the FASB issued SFAS No. 144 which supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 was adopted in fiscal 2003. See the asset impairment discussion contained above in “Turnaround Plan and Store Closing Charges.”

Accrued Store Closing Costs

      Prior to December 31, 2002, we accrued costs related to stores closed or identified for closing, which included future rental obligations, carrying costs, and other closing costs. These expenses were accrued when we had committed to closing or relocating a store and were calculated at the lesser of future rental obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. The determination of the accrual was dependent on our ability to make estimates of costs to be incurred post-closing and of sublease rental income to be received from subleases. Differences in our estimates and assumptions could result in an accrual requirement different from the calculated accrual.

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and we began to account for the costs of store closings under SFAS No. 146 on that date.

Accrued Expenses

      We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance related expenses, portions of which are self-insured. Our workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Recent Accounting Pronouncements

      In addition to the accounting pronouncements referenced above in our discussion of critical accounting policies, the following accounting pronouncements may have an impact on our results of operations or financial position, as discussed further below.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      During May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our overall financial position or results of operations.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

      During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on our consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. On December 24, 2003, the FASB issued a revision to FIN 46 to defer the adoption requirements in financial statements for public entities that do not have an interest in structures commonly referred to as special-purpose entities, however, adoption will be required for the periods ending after March 15, 2004. Accordingly, we expect to complete our analysis and adopt FIN 46 during our first quarter in fiscal 2005, as required. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

Cautionary Statement Concerning Forward-Looking Statements

      Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our credit facility.

      We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 29 percent of our purchases internationally in fiscal 2004. Our international purchases are concentrated in China and other Asian countries.

      In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective. We utilize interest rate swaps to manage net exposure to interest rate changes related to our debt structure. We estimate that a one-percent increase or decrease in interest rates, based on fiscal 2004 average debt levels, would cause an increase or decrease to interest expense of $0.5 million. This includes the impact resulting from our interest rate swap arrangement, as discussed below. The Company has a $40.0 million interest rate swap with a fixed LIBOR of 6.72 percent that expires on April 30, 2005.

      Effective February 4, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. In accordance with SFAS No. 133, we have reviewed and designated our interest rate swap agreement as a cash flow hedge and recognized the fair value of our interest rate swap agreement on the balance sheet in accrued expenses. Changes in the fair value of this agreement is recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2004 and fiscal 2003, unrealized after-tax net gains of $1.0 million and $0.4 million, respectively, were recorded in other comprehensive income (loss). The fiscal 2002 after-tax net loss included a

$1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness (income) expense for fiscal 2004, fiscal 2003 and 2002 was $(0.7) million, $(0.3) million and $1.0 million, respectively, and is reflected in interest expense.

Item 8. Financial Statements and Supplementary Data

Jo-Ann Stores, Inc.

Report of Management

      We have prepared the accompanying consolidated financial statements and related information included herein for the years ended January 31, 2004, February 1, 2003 and February 2, 2002. The opinion of Ernst & Young LLP, the Company’s independent auditors, for the years ended January 31, 2004 and February 1, 2003, on those financial statements is included. The opinion of Arthur Andersen LLP, the Company’s former independent public accountants, who have ceased operations, for the year ended February 2, 2002 on those financial statements is included. The primary responsibility for the integrity of the financial information included in this annual report rests with management. This information is prepared in accordance with accounting principles generally accepted in the United States, based on our best estimates and judgments and giving due consideration to materiality.

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

      The Board of Directors pursues its responsibility for these financial statements through the Audit Committee, composed exclusively of independent directors. The Audit Committee meets periodically with management, our internal auditors and our independent auditors to discuss the adequacy of financial controls, the quality of financial reporting, and the nature, extent and results of the audit effort. Both the internal auditors and independent auditors have private and confidential access to the Audit Committee at all times.

Alan Rosskamm Chairman of the Board, President and Chief Executive Officer	Brian P. Carney Executive Vice President, Chief Financial Officer

Report of Independent Auditors

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. and subsidiaries (the Company) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years then ended. Our audits also included the financial statement schedule for the years ended January 31, 2004 and February 1, 2003 listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of the Company for the fiscal year ended February 2, 2002, were audited by other auditors, who have ceased operations and whose report dated March 7, 2002 expressed an unqualified opinion on those statements before the restatement adjustments and related disclosures described below and in Notes 1, 2, 4, 7, and 12.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the two fiscal years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the years ended January 31, 2004 and February 1, 2003 when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for stock based compensation.

      As discussed above, the consolidated financial statements and schedule of the Company for the year ended February 2, 2002, were audited by other auditors who have ceased operations. However, the Company has made certain adjustments and changes in disclosures to the 2002 consolidated financial statements to reflect the share reclassification noted below and the adoption requirements of new accounting pronouncements, as follows:

(i) as described in Note 2, the Company’s shareholders’ approved a share reclassification of its Class A and Class B Common Shares into a single class of Common Stock in November 2003. This resulted in approximately 1.6 million of incremental shares of Common Stock being issued at the time of the reclassification. Shares, shares outstanding, average shares outstanding utilized to compute basic and diluted earnings per share, and stock options have been retroactively restated to reflect the impact of the increased shares outstanding and stock options as a result of the share reclassification. We audited the retroactive restatement that was applied to (a) the basic and diluted earnings per share amounts in the consolidated statements of operations, (b) the common and treasury shares and stock and additional paid-in capital amounts presented in the consolidated statement of shareholders’ equity, (c) the share and per share amounts included in the Earnings Per Share and Stock-Based Compensation sections of Note 1, and (d) the share, option and price information amounts in Note 7. Our procedures included (a) agreeing the historical share, per share, stock option and additional paid-in capital amounts to the Company’s underlying accounting records obtained from management, (b) testing the mathematical accuracy in the restated amounts giving effect to the share reclassification of Class A Common Shares into Common Stock at an exchange ratio of 1 to 1.15, and (c) agreeing the restated amounts to the amounts reflected in the accompanying consolidated financial statements and footnotes, and

(ii) as described in Note 1, effective in fiscal 2004, the Company adopted Statement of Financial Accounting Standards (Statement) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and revised the consolidated statement of operations to reclassify the fiscal 2002 loss related to early retirement of debt from extraordinary item to debt repurchase and share reclassification expenses in accordance with the Statement. Our procedures with respect to the consolidated statement of operations and Notes 4 and 12 with respect to the impact of the adoption of this Statement described in Note 1 included (a) agreeing the previously reported net loss related to the early extinguishment of debt to the Company’s underlying accounting records obtained from management, and (b) testing the mathematical accuracy of the restated statement of operations, related per share amounts and restated provision for income taxes which changed as a result of the reclassification.

      In our opinion, the adjustments and disclosures described in (i) and (ii) above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 consolidated financial statements of the Company other than with respect to such adjustments and disclosures noted above and, accordingly, we do not express an opinion or any other form of assurance on the 2002 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Cleveland, Ohio,

March 8, 2004

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

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

      We have audited the accompanying consolidated balance sheet of Jo-Ann Stores, Inc. (an Ohio corporation) and Subsidiaries as of February 2, 2002 February 3, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jo-Ann Stores, Inc. and Subsidiaries as of February 2, 2002 and February 2, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the consolidated financial statements, effective February 4, 2001, the Company changed its method of accounting for derivative instruments.

/s/ Arthur Andersen LLP

Cleveland, Ohio,

March 7, 2002.

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	January 31,	February 1,
	2004	2003

	(Dollars in millions, except
	share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17.4	$63.2
Inventories	404.6	363.1
Deferred income taxes	25.0	28.2
Prepaid expenses and other current assets	23.5	17.2

Total current assets	470.5	471.7
Property, equipment and leasehold improvements, net	203.2	190.3
Goodwill, net	26.5	26.5
Other assets	7.5	16.0

Total assets	$707.7	$704.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$122.0	$129.9
Accrued expenses	76.1	75.9

Total current liabilities	198.1	205.8
Long-term debt	113.7	162.9
Deferred income taxes	39.4	37.2
Other long-term liabilities	10.3	9.2
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 25,603,035 and 24,885,466, respectively	1.3	1.3
Additional paid-in capital	131.5	113.7
Unamortized restricted stock awards	(2.5)	(0.4)
Retained earnings	258.8	217.8
Accumulated other comprehensive loss	(1.6)	(2.6)

	387.5	329.8
Treasury stock, at cost, 3,774,800 shares and 3,806,363 shares, respectively	(41.3)	(40.4)

Total shareholders’ equity	346.2	289.4

Total liabilities and shareholders’ equity	$707.7	$704.5

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations

	Fiscal Year-Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(Dollars in millions, except
	earnings per share data)
Net sales	$1,734.1	$1,682.0	$1,570.3
Cost of sales	923.5	904.5	877.2

Gross margin	810.6	777.5	693.1
Selling, general and administrative expenses	666.2	635.1	623.2
Store pre-opening and closing costs	10.9	5.9	21.0
Depreciation and amortization	37.7	36.1	39.3
Stock option compensation expense	5.7	—	—
Debt repurchase and share reclassification expenses	5.5	1.9	1.0

Operating profit	84.6	98.5	8.6
Interest expense, net	18.1	26.0	32.7

Income (loss) before income taxes	66.5	72.5	(24.1)
Income tax provision (benefit)	25.5	27.6	(9.2)

Net income (loss)	$41.0	$44.9	$(14.9)

Basic net income (loss) per common share	$1.92	$2.17	$(0.75)

Diluted net income (loss) per common share	$1.86	$2.08	$(0.75)

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year-Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(Dollars in millions)
Net cash flows from operating activities:
Net income (loss)	$41.0	$44.9	$(14.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.7	36.1	39.3
Deferred income taxes	4.6	15.7	(8.3)
Stock option compensation expense	5.7	—	—
Loss on disposal of fixed assets	1.8	2.3	1.2
Loss associated with purchase of senior subordinated notes	4.3	1.9	1.0
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(41.5)	5.9	82.0
Increase (decrease) in accounts payable	(7.9)	6.8	(40.9)
Increase (decrease) in accrued expenses	0.2	(2.8)	20.8
Other, net	2.6	8.4	8.0

Net cash provided by operating activities	48.5	119.2	88.2
Net cash flows used for investing activities:
Capital expenditures	(52.2)	(22.7)	(66.5)
Proceeds from sale of equity investment	4.3	—	—

Net cash used for investing activities	(47.9)	(22.7)	(66.5)
Net cash flows used for financing activities:
Purchase of senior subordinated notes	(61.7)	(28.3)	—
Net change in revolving credit facility	9.3	(33.7)	(69.1)
Proceeds from senior secured credit facility, net	—	—	171.6
Repayment of prior senior credit facility	—	—	(123.8)
Proceeds from exercise of stock options	4.0	8.5	—
Purchase of common stock	(1.6)	(3.4)	(0.4)
Other, net	3.6	2.5	3.6

Net cash used for financing activities	(46.4)	(54.4)	(18.1)

Net increase (decrease) in cash and cash equivalents	(45.8)	42.1	3.6
Cash and cash equivalents at beginning of year	63.2	21.1	17.5

Cash and cash equivalents at end of year	$17.4	$63.2	$21.1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17.5	$22.5	$30.6
Income taxes, net of refunds	8.0	4.9	0.5

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Shareholders’ Equity

			Common		Unamortized			Accumulated
	Net		Stock	Additional	Restricted			Other	Total
	Common	Treasury	Stated	Paid-In	Stock	Treasury	Retained	Comprehen-	Shareholders’
	Shares	Shares	Value	Capital	Awards	Stock	Earnings	sive Loss	Equity

	(Shares in thousands)		(Dollars in millions)
Balance, February 3, 2001	19,612	3,837	$1.2	$99.1	$(1.2)	$(38.1)	$187.8	$—	$248.8
Net loss	—	—	—	—	—	—	(14.9)	—	(14.9)
Cumulative effect of change in accounting for derivatives, net of $1.0 million tax benefit	—	—	—	—	—	—	—	(1.7)	(1.7)
Change in fair value of derivatives, net of $0.8 million tax benefit	—	—	—	—	—	—	—	(1.3)	(1.3)

Total comprehensive loss									(17.9)
Restricted stock awards activity, net	5	—	—	(0.2)	0.6	—	—	—	0.4
Purchase of common stock	(81)	81	—	—	—	(0.4)	—	—	(0.4)
Issuance of treasury shares	229	(229)	—	(0.3)	—	1.2	—	—	0.9
Issuance of common stock — Associate Stock Ownership Plan	341	—	—	1.0	—	—	—	—	1.0

Balance, February 2, 2002	20,106	3,689	1.2	99.6	(0.6)	(37.3)	172.9	(3.0)	232.8
Net income	—	—	—	—	—	—	44.9	—	44.9
Change in fair value of derivatives, net of $0.2 million tax provision	—	—	—	—	—	—	—	0.4	0.4

Total comprehensive income									45.3
Exercise of stock options	844	—	0.1	8.4	—	—	—	—	8.5
Tax benefit on options exercised	—	—	—	3.6	—	—	—	—	3.6
Restricted stock awards activity, net	(5)	—	—	—	0.2	—	—	—	0.2
Purchase of common stock	(164)	164	—	—	—	(3.4)	—	—	(3.4)
Issuance of treasury shares	47	(47)	—	0.6	—	0.3	—	—	0.9
Issuance of common stock -Associate Stock Ownership Plan	251	—	—	1.5	—	—	—	—	1.5

Balance, February 1, 2003	21,079	3,806	1.3	113.7	(0.4)	(40.4)	217.8	(2.6)	289.4
Net income	—	—	—	—	—	—	41.0	—	41.0
Change in fair value of derivatives, net of $0.6 million tax provision	—	—	—	—	—	—	—	1.0	1.0

Total comprehensive income									42.0
Exercise of stock options	418	—	—	4.0	—	—	—	—	4.0
Tax benefit on equity compensation	—	—	—	2.4	—	—	—	—	2.4
Stock option compensation	—	—	—	5.7	—	—	—	—	5.7
Restricted stock awards activity, net	150	—	—	2.8	(2.1)	—	—	—	0.7
Purchase of common stock	(75)	75	—	—	—	(1.6)	—	—	(1.6)
Issuance of treasury shares	106	(106)	—	0.7	—	0.7	—	—	1.4
Issuance of common stock — Associate Stock Ownership Plan	150	—	—	2.2	—	—	—	—	2.2

Balance, January 31, 2004	21,828	3,775	$1.3	$131.5	$(2.5)	$(41.3)	$258.8	$(1.6)	$346.2

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

Nature of Operations

      Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer with 892 retail stores in 47 states at January 31, 2004. The 806 traditional and 86 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking materials, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

      The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2003 and 2002 financial statements have been reclassified in order to conform with the current year presentation.

      Shares outstanding, stock options, as well as average basic and diluted shares outstanding used to calculate earnings per share, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the share reclassification as of the beginning of all periods presented. See Note 2 — Share Reclassification.

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

Fiscal Year

      The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2004 refers to the year-ended January 31, 2004).

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

      The Company’s accrual for shrink is based on the actual historical shrink results of recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 31, 2004 is based on shrink results of

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

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

      Property, equipment and leasehold improvements consists of the following (dollars in millions):

	Fiscal Year

	2004	2003

Land and buildings	$54.9	$52.9
Furniture, fixtures and equipment	305.3	272.9
Leasehold improvements	66.9	70.2
Construction in progress	8.6	7.2

	435.7	403.2
Less accumulated depreciation and amortization	(232.5)	(212.9)

Property, equipment and leasehold improvements, net	$203.2	$190.3

Software Development

      The Company capitalized $3.7 and $2.7 million in fiscal 2004 and fiscal 2003, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational.

Goodwill

      Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible assets acquired from House of Fabrics, Inc. (“HOF”). The goodwill recorded at February 1, 2003 was non-deductible for tax purposes.

      Effective February 3, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to impairment testing, using fair value-based approaches. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over an estimated life of 40 years. As part of adopting this standard, the Company

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

performed the first of the required impairment tests of goodwill and based upon the transition impairment tests performed on recorded goodwill, no impairment to goodwill exists. During the fourth quarter of fiscal 2004 and 2003, the Company performed the required annual impairment tests of the carrying amount of goodwill and determined that no goodwill impairment existed. Application of the non-amortization provision of SFAS No. 142 reduced amortization expense by approximately $0.7 million for both fiscal 2004 and fiscal 2003. Fiscal 2002 included amortization expense of $0.7 million.

Impairment of Long-Lived Assets

      Effective February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to supply a single accounting approach for measuring impairment of long-lived assets, including definite lived intangible assets, businesses accounted for as a discontinued operation, assets to be sold and assets to be disposed of other than by sale.

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

      The adoption of SFAS No. 144 did not have a significant impact on the Company’s results of operations or financial position. The carrying values of long-lived assets for stores identified for closure are reduced to their estimated fair value. See Note 3 — Store Closings for details related to the results of impairment testing performed.

Accrued Store Closing Costs

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

      The Company follows SFAS No. 146 to account for costs related to store closings after December 31, 2002. Prior to December 31, 2002, the Company followed Issue 94-3 and accrued for costs of store closings, including future rental obligations, carrying costs and other closing costs when the Company committed to closing or relocating a store. The determination of the accrual was dependent on the Company’s ability to make estimates of costs to be incurred post-closing. Future rental obligations were calculated at the lesser of contractual obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. See Note 3 — Store Closings.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Accrued Expenses

      Certain material expenses are estimated in an effort to record those expenses in the period incurred. The most material estimates relate to compensation, taxes and insurance related expenses, portions of which the Company is self-insured for. Workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in the Company’s estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Accrued expenses consists of the following (dollars in millions):

	Fiscal Year

	2004	2003

Accrued compensation	$16.8	$23.1
Accrued taxes	21.5	10.6
Accrued insurance	12.1	11.6
Other accrued expenses	25.7	30.6

	$76.1	$75.9

Financial Instruments

      A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The price of the 10 3/8 percent senior subordinated notes (the “Notes”) at January 31, 2004 in the high yield debt market was 104.0 percent to par value. Accordingly, the fair value of the 10 3/8 percent Notes was $66.9 million versus their carrying value of $64.4 million.

      In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. Interest rate swaps are primarily utilized to achieve this objective. Interest rate swaps are utilized to manage net exposure to interest rate changes related to the Company’s debt structure. The interest rate swap agreements require the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (“LIBOR”). The Company does not enter into financial instruments for trading purposes. The Company has a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expires on April 30, 2005.

      Effective February 4, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. In accordance with SFAS No. 133, the Company reviewed and designated its interest rate swap agreement as a cash flow hedge and recognized the fair value of its interest rate swap agreement on the balance sheet in accrued expenses. Changes in the fair value of this agreement is recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2004 and fiscal 2003, unrealized after-tax net gains of $1.0 million and $0.4 million, respectively, were recorded in other comprehensive income (loss). The fiscal 2002 after-tax net loss included a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness (income) expense for fiscal 2004, fiscal 2003 and 2002 was $(0.7) million, $(0.3) million and $1.0 million, respectively, and is reflected in interest expense.

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

      The Company recognizes the sale for layaway and custom orders when the product is delivered to the customer and any remaining balance due from the customer is collected. Deposits received for layaway and custom orders are deferred as a liability until the related product is delivered to the customer.

      Proceeds from the sale of gift cards are recorded as gift card liability and recognized as revenue when redeemed by the holder.

Cost of Sales

      Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the Company’s merchandise and accordingly are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and accordingly are expensed as incurred as selling, general and administrative expenses. Distribution network costs of $51.5 million, $43.4 million and $42.1 million were included in selling, general and administrative expenses for fiscal 2004, 2003 and 2002, respectively.

      All vendor consideration, including cash discounts, volume discounts and co-operative advertising fees are included as a reduction of cost of sales. Cash discounts and volume discounts are recognized in cost of sales when the related merchandise is sold. Historically, the Company recognized co-operative advertising fees when received from its vendors. Beginning January 1, 2003, upon the adoption of Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” and the execution of new or modifications of existing vendor agreements, the Company recognizes co-operative advertising fees when the related merchandise is sold. The effect of adopting the EITF did not have a material impact on the Company’s results of operations or financial position. Historically, vendor consideration has not had a significant impact to the trend of cost of sales or gross margin.

Store Pre-Opening Costs

      Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes the hiring and training costs for new employees and processing of initial merchandise. Store pre-opening costs were $7.6 million, $4.5 million and $3.4 million in fiscal 2004, 2003 and 2002, respectively.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Advertising Costs

      The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $47.7 million, $39.7 million and $37.9 million for fiscal 2004, 2003 and 2002, respectively.

Earnings Per Share

      Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings per share for fiscal 2004 and 2003 include the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for fiscal 2002 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted earnings per share are as follows:

	Fiscal Year-Ended

	2004	2003	2002

	(Dollars in millions, except per
	share data)
Net income (loss)	$41.0	$44.9	$(14.9)

Weighted average shares (shares in thousands):
Basic	21,372	20,682	19,888
Incremental shares from assumed exercise of stock options	631	950	—

Diluted	22,003	21,632	19,888

Basic net income (loss) per common share	$1.92	$2.17	$(0.75)

Diluted net income (loss) per common share	$1.86	$2.08	$(0.75)

      For fiscal years 2004, 2003 and 2002, 175,000 stock options, 137,000 stock options and 3.8 million stock options, respectively, that could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Stock-Based Compensation

      Effective February 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” compensation cost recognized in fiscal year 2004 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. The Company believes that this change is to the preferred method of accounting for stock-based compensation.

      Prior to fiscal 2004, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, no stock-based employee compensation for stock options is reflected in fiscal 2003 and 2002 net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      In accordance with the provisions of SFAS No. 123 and SFAS No. 148, $6.4 million ($5.7 million of stock option compensation expense and $0.7 million for amortization expense associated with restricted stock) was

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

recorded for total stock-based compensation expense in fiscal 2004. In accordance with APB No. 25, total stock-based compensation, which represented amortization expense associated with restricted stock, was $0.2 million and $0.6 million, respectively, for fiscal 2003 and 2002.

      The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each fiscal year (dollars in millions, except per share data):

	Fiscal Year-Ended

	2004	2003	2002

Net income (loss) as reported	$41.0	$44.9	$(14.9)
Add: Stock-based compensation expense included in reported net income (loss), net of tax	3.9	0.1	0.3
Less: Stock-based compensation determined under the fair value method, net of tax	(3.9)	(2.3)	(2.4)

Pro forma net income (loss)	$41.0	$42.7	$(17.0)

Basic income (loss) per common share:
As reported	$1.92	$2.17	$(0.75)
Pro forma	1.92	2.06	(0.85)
Diluted income (loss) per common share:
As reported	$1.86	$2.08	$(0.75)
Pro forma	1.86	1.97	(0.85)

      The fair values of the options granted under the stock plans were determined at the date of grant using the Black-Scholes option pricing model. The Company does not pay dividends, so no dividend rate assumption was made. The significant assumptions used to calculate the fair value of the option grants were as follows:

	Fiscal Year-Ended

	2004	2003	2002

Weighted average fair value of options granted	$9.61	$9.88	$1.43
Expected volatility of underlying stock	.570 to .660	.466 to .555	.460
Risk-free interest rates	2.4% to 3.6%	3.0% to 4.9%	4.8% to 5.2%
Expected life	4–5.5 years	5-6 years	6-10 years
Expected life – Employee Stock Purchase
Program	6 months	6 months	6 months

Recent Accounting Pronouncements

      In addition to the accounting pronouncements referenced above, the following accounting pronouncements may have an impact on our results of operations or financial position, as discussed further below.

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 concludes that debt extinguishments should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

transactions. As a result of adopting SFAS No. 145, the Company reclassified the fiscal 2002 consolidated statement of operations for the loss associated with the early extinguishment of debt from extraordinary item to the line item “debt repurchase and share reclassification expenses”, included in operating profit, in accordance with the statement. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 did not have a significant impact on the Company’s results of operations or financial position.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

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

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

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

FASB Interpretation No. 46, Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. On December 24, 2003, the FASB issued a revision to FIN 46 to defer the adoption requirements in financial statements for public entities that do not have an interest in structures commonly referred to as special-purpose entities, however, adoption will be required for the periods ending after March 15, 2004. Accordingly, the Company expects to complete its analysis and adopt FIN 46 during its first quarter in fiscal 2005, as required. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

Note 2  — Share Reclassification

      On November 4, 2003, the Company announced that shareholders approved the reclassification of its Class A and Class B common shares into a single class of stock. Shareholders also approved certain other

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2 — Share Reclassification (Continued)

governance proposals. On November 5, 2003, shares of the single class of stock began trading on the New York Stock Exchange, under the symbol “JAS.”

      Under the reclassification, shares of the Company’s Class B common shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were re-designated as the Company’s “common shares.” Each of the Company’s Class A Common shares, which had one vote per share, were reclassified into 1.15 common shares. This resulted in approximately 1.6 million incremental Common shares being issued at the time of the reclassification, increasing the number of common shares outstanding by approximately 8 percent.

      Shares outstanding, stock options, as well as average basic and diluted shares outstanding used to calculate earnings per share, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the share reclassification as of the beginning of all periods presented.

Note 3  — Store Closings

      The Company reviews the productivity of its store base on an ongoing basis and actively manages its real estate to preserve maximum flexibility in its lease terms. As discussed earlier under Note 1 — Significant Accounting Policies, effective December 31, 2002, the Company began accounting for costs of store closings under SFAS No. 146. In addition, the Company adopted the new accounting requirements related to asset impairment as required by SFAS No. 144, effective February 3, 2002.

      During the fourth quarter of fiscal 2001, management developed a turnaround plan (the “Turnaround Plan”), which resulted from a thorough analysis of the Company’s business prompted by operating trends that were occurring. As a result of the Company’s decline in earnings, significant increases in debt and inventory levels, and issues surrounding the implementation of SAP Retail, the Company’s strategy shifted from accelerating the growth of its superstore concept to improving the productivity of its existing asset base and realizing the benefits from its completed infrastructure investments.

      In accordance with the then applicable accounting literature (Emerging Issues Task Force Issue (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,”) the Company recorded a $17.1 million pre-tax charge to operating expenses in fiscal 2002 for restructuring and asset impairment costs resulting from 148 identified store closings associated with its Turnaround Plan. The Company also incurred expenses of $0.5 million in fiscal 2002 for store closings unrelated to the Turnaround Plan.

      Through the end of fiscal 2004, 131 of the stores identified for closure as part of the Turnaround Plan have been closed. The remaining stores to be closed with the exception of eight store locations, will be closed in fiscal 2005. At the end of fiscal 2003, a decision was made to continue to operate these eight locations due to our inability to successfully negotiate an acceptable arrangement to exit the lease. A total of $7.7 million for estimated lease obligations of stores to be closed as part of the Turnaround Plan were reversed in the fourth quarter of fiscal 2003. The reversal related to stores where estimates were revised, as well as the eight stores we could not close. We also recorded an asset impairment charge in the fourth quarter of fiscal 2003 of $6.7 million for various store locations, representing the difference between the asset carrying value and the future net discounted cash flows estimated to be generated by those assets. The remainder of the store closing charges in fiscal 2003 and the store closing charges incurred in fiscal 2004, highlighted in the table below, represent lease obligations and other costs associated with stores identified for closure that were not part of the Turnaround Plan.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 — Store Closings (Continued)

      The charges to the statement of operations for the three fiscal years ended January 31, 2004 related to store closings are summarized as follows, and include charges both as part of our turnaround initiatives, as well as store closings from normal operating activity (dollars in millions):

	Fiscal Year-Ended

	2004	2003	2002

Store Closing Charges:
Non-cancelable lease obligations	$(0.1)	$(5.9)	$9.6
Asset impairment	2.1	6.7	5.0
Other costs	1.3	0.6	3.0

Total	$3.3	$1.4	$17.6

      Non-cancelable lease obligations for fiscal 2003 and 2002 include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated continuing lease obligations were reduced by anticipated sublease rental income. In fiscal 2004, these costs are accounted for in accordance with SFAS No. 146, which requires certain lease costs to be expensed as incurred.

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

      Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended January 31, 2004 (dollars in millions):

	Non-cancelable
	lease	Asset	Other
	Obligations	Impairments	Costs	Total

Balance at Feb 3, 2001	$5.5	$—	$3.8	$9.3
Amounts charged to income	9.6	5.0	3.0	17.6
Utilization:
Cash	(3.9)	—	(5.6)	(9.5)
Non-Cash	—	(5.0)	—	(5.0)

Balance at Feb 2, 2002	11.2	—	1.2	12.4
Amounts charged to income	(5.9)	6.7	0.6	1.4
Utilization:
Cash	(1.8)	—	(0.9)	(2.7)
Non-Cash	—	(6.7)	—	(6.7)

Balance at Feb 1, 2003	3.5	—	0.9	4.4
Amounts charged to income	(0.1)	2.1	1.3	3.3
Utilization:
Cash	(1.6)	—	(1.3)	(2.9)
Non-Cash	—	(2.1)	0.1	(2.0)

Balance at Jan 31, 2004	$1.8	$—	$1.0	$2.8

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Income Taxes

      The significant components of the income tax provision (benefit) are as follows (dollars in millions):

	Fiscal Year-Ended

	2004	2003	2002

Current:
Federal	$18.7	$9.0	$(0.8)
State and local	2.2	2.9	(0.1)

	20.9	11.9	(0.9)
Deferred	4.6	15.7	(8.3)

Income tax provision (benefit)	$25.5	$27.6	$(9.2)

      The reconciliation of income tax at the statutory rate to the income tax provision (benefit) is as follows:

	Fiscal Year-Ended

	2004	2003	2002

Federal income tax at the statutory rate	$23.3	$25.4	$(8.5)
Effect of:
State and local taxes	1.8	2.9	(0.4)
Other, net	0.4	(0.7)	(0.3)

Income tax provision (benefit)	$25.5	$27.6	$(9.2)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Income Taxes (Continued)

      The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)

	2004	2003

Current
Deferred tax assets:
Inventory items	$14.4	$15.7
Employee benefits	1.6	2.4
Lease obligations	7.9	8.0
Other	2.5	3.5

	26.4	29.6
Deferred tax liabilities:
Basis difference in net assets acquired	(1.4)	(1.4)

Net current deferred tax asset	$25.0	$28.2

Non-current
Deferred tax assets:
Equity investment	$2.5	$2.5
Other	2.3	0.4
Valuation allowance	(2.5)	(2.5)

	2.3	0.4
Deferred tax liabilities:
Depreciation	(40.9)	(36.7)
Basis difference in net assets acquired	(0.6)	(0.6)
Other	(0.2)	(0.3)

	(41.7)	(37.6)

Net non-current deferred tax liability	$(39.4)	$(37.2)

      The Company has recorded a valuation allowance for equity losses on its minority investment, which may not be realizable.

Note 5 — Financing

      Long-term debt consists of the following (dollars in millions):

	Fiscal Year

	2004	2003

Credit Facility – term loan	$40.0	$40.0
Credit Facility – revolver	9.3	—
10 3/8 percent senior subordinated notes	64.4	122.9

Total Long-term debt	$113.7	$162.9

Secured Credit Facilities

      In April 2001, the Company entered into a four year $365.0 million senior secured credit facility (the “credit facility”), led by Fleet Retail Finance, Inc. This credit facility consists of a $325.0 million revolver and a $40.0 million term loan, both secured by a first priority perfected security interest in our inventory,

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 — Financing (Continued)

accounts receivable, property and other assets. The credit facility is fully and unconditionally guaranteed by each of our subsidiaries. There is no penalty if the Company elects to prepay the term loan principal, which is due on April 30, 2005. Interest on borrowings under the credit facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At January 31, 2004, our interest on borrowings under our credit facility was LIBOR plus 1.75 percent. The credit facility contains a sub-limit for letters of credit of $150.0 million. Proceeds from the credit facility were used to repay all outstanding borrowings under the Company’s prior $300.0 million senior credit facility and refinance a $40.0 million synthetic lease facility. In connection with this refinancing of the synthetic lease facility, the Company acquired the building and equipment at the West Coast distribution center. Accordingly, the related property, plant and equipment was recorded as a capital expenditure in the first quarter of fiscal 2002. The debt obligation of $40.0 million was also recorded at that time. The deferred financing costs associated with the synthetic lease facility totaling $1.0 million pre-tax, were written-off and are included in debt repurchase and share reclassification expenses line item on the statement of operations.

      During fiscal 2001, the Company entered into a synthetic lease facility to fund the construction of the building and acquisition of equipment at its West Coast distribution center in Visalia, California. The cost of the building and equipment acquired using this facility was $40.0 million. The synthetic lease facility was determined to be an operating lease and, accordingly, the distribution center assets and related obligation were not recorded on the Company’s balance sheet. The interest payments were capitalized until the facility began operations.

      The decision of the Company to unwind the synthetic lease was a result of entering into the new senior secured credit facility. Keeping the synthetic lease as part of the Company’s capital structure may have been problematic in syndicating the new senior secured credit facility and, as a result, the decision was made to collapse it.

      As of January 31, 2004, the Company had borrowings outstanding of $49.3 million under the credit facility at an interest rate of 3.1 percent (which excludes the impact of the interest rate swap referred to in Financial Instruments of Note 1 — Significant Accounting Policies) and $51.1 million of letters of credit outstanding.

      The Company’s weighted average interest rate (including the effect of the interest rate swap) and weighted average borrowings under the credit facility were 6.3 percent and $88.3 million during fiscal 2004 and 7.9 percent and $104.7 million during fiscal 2003.

      The senior credit facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of its business. The Company is restricted in capital expenditures and its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when Excess Availability, as defined, falls below certain levels. Further, the Company is required to comply with a minimum net worth financial covenant if Excess Availability, as defined, is less than $35 million at any time. As of the end of January 31, 2004, Excess Availability was $178.4 million, and at the Company’s peak borrowing level during fiscal 2004, the Excess Availability was $126.7 million. The senior credit facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. At January 31, 2004, the Company is in compliance with all covenants under its credit agreement.

      The fair value of the Company’s credit facility approximated carrying value at January 31, 2004 and February 1, 2003.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 — Financing (Continued)

Senior Subordinated Notes

      On May 5, 1999, the Company issued $150.0 million of 10 3/8 percent senior subordinated notes due May 1, 2007 (the “Notes”.) Interest on the Notes is payable on May 1 and November 1 of each year. Deferred charges and the original issue discount (the Notes were issued at 98.5 percent of face value) recorded at issuance in the amounts of $4.3 million and $2.3 million, respectively, are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. The Company has the option of redeeming the Notes at any time on or after May 1, 2003, in accordance with certain call provisions of the Notes Indenture. The Notes represent unsecured obligations that are subordinated to the credit facility and are fully and unconditionally guaranteed by each of the Company’s subsidiaries.

      The Notes Indenture contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness and require an offer to repurchase the Notes in the event of a change in control. The Notes Indenture defines various events of default, including cross default provisions and defaults for any material judgments. At January 31, 2004, the Company is in compliance with all covenants under its Notes Indenture.

      Failure to comply with these restrictions and covenants could result in defaults under the Company’s credit facility and/or Notes Indenture. Any default, if not waived, could result in the Company’s debt becoming immediately due and payable.

      During fiscal 2004 and 2003, the Company purchased $58.5 million and $27.1 million, respectively, in face value of the Notes. The purchases were made at an aggregate premium of 105.4 percent and 104.3 percent, respectively, to par value. During fiscal 2004 and 2003, the Company recorded pre-tax charges of $4.3 million and $1.9 million, respectively, which includes the cash premium paid and the related write-off of applicable deferred debt costs, which are reflected in the debt repurchase and share reclassification expenses line item on the statement of operations.

      On February 26, 2004, the Company completed the placement of $100 million 7.5 percent Senior Subordinated Notes due 2012. Proceeds from the offering were used to repurchase $39.2 million of 10 3/8 percent Senior Subordinated Notes due 2007 that were tendered as part of the refinancing. The balance of the proceeds will be used to repurchase the remaining $25.2 million in 10 3/8 percent Senior Subordinated Notes that remain outstanding on May 1, 2004, the date when their premium is reduced, and for general corporate purposes.

      Aggregate maturities of long-term debt for the next five years, before considering the impact of the refinancing completed on February 26, 2004, as described in more detail above, are: 2005 — $0.0; 2006 — $49.3; 2007 — $0.0; 2008 — $64.4; 2009 — $0.0 and thereafter — $0.0.

Note 6 — Capital Stock

Shareholders’ Rights Plan

      On November 4, 2003, the Company amended and restated its Shareholders’ Rights Plan (the “Rights Plan”). Under the Rights Plan, as amended and restated, one right is issued for each common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15 percent or more of the outstanding common shares as defined in the Rights Plan. When exercisable, each right initially entitles a holder of common shares to purchase one common share for $52.17, or under certain circumstances, one common share for $0.43. The rights, which do not have voting privileges, expire at the close of business on October 31, 2010, but may be redeemed by the Board of Directors prior to that time,

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6 — Capital Stock (Continued)

under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

Right to Acquire Shares

      The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. The total number of common shares, subject to this agreement, was approximately 4.6 million shares as of January 31, 2004.

Note 7 — Stock-Based Compensation Plans

      The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under the 401(k) savings plan. As discussed in Note 1, the Company adopted SFAS No. 123 in the first quarter of fiscal 2004 under the modified-prospective method under SFAS No. 148 and began expensing the costs of stock options in its statements of operations in fiscal 2004, For restricted stock awards, deferred compensation expense is recorded as “Unamortized restricted stock awards” at the time of the issuance and is amortized over the vesting period of the award (typically five years).

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation Plans (Continued)

      The following table summarizes award activity and the number of shares available for future awards under the 1998 Plan at January 31, 2004:

	Stock	Restricted
	Options	Stock	Total

Available at February 3, 2001			127,570
Fiscal year 2002 incremental available			656,900
Granted	(429,443)	(20,700)	(450,143)
Cancellations	265,329	18,400	283,729

Available at February 2, 2002			618,056
Fiscal year 2003 incremental available			804,236
Granted	(204,125)	—	(204,125)
Cancellations	163,189	3,450	166,639

Available at February 1, 2003			1,384,806
Fiscal year 2004 incremental available			843,162
Granted	(806,387)	(11,500)	(817,887)
Cancellations	124,313	3,450	127,763

Available at January 31, 2004			1,537,844

Stock Option Program

      The employee and non-employee director stock options granted under the 1998 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment or service following the date of grant and generally expire seven to ten years after the date of the grant. Stock options granted under the Plan may become exercisable or expire under different terms as approved by the Compensation Committee of the Board of Directors.

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

      The following table summarizes the restricted shares granted and weighted average grant price under the 1998 Plan:

	Common Shares

		Weighted
	Restricted	Average
	Shares	Grant
Fiscal Year	Granted	Price

2004	11,500	$21.53
2003	—	—
2002	20,700	3.90

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation Plans (Continued)

Employee Stock Purchase Program

      The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2004, 2003 and 2002, stock purchase rights of 149,791 shares, 251,016 shares and 340,955 shares, respectively, were granted and exercised under the ASOP.

Non-Employee Directors Deferred Stock Program

      On March 9, 2000, the Company established a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company’s annual shareholders’ meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of the Company’s common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2004, 2003 and 2002, 864 deferred stock units, 1,139 deferred stock units and 8,958 deferred stock units, respectively were deferred under the deferred stock program.

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

Other Plans

      In addition to the 1998 Plan, nonqualified stock options have been granted to certain officers and key employees under the 1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”) at prices not less than fair market value of the common stock at the date of grant. Vesting and expiration periods are identical to options issued under the 1998 Plan. The 1990 Plan terminated on March 14, 2000. The termination of the plan does not affect outstanding stock options granted prior to the termination.

      In addition to the 1998 Plan, restricted shares of the Company’s common stock were available for, and have been awarded to, executive officers, senior management and other key employees under the 1994 Executive Incentive Plan (the “Executive Plan”). The vesting period for the restricted shares granted under the Executive Plan are up to five years. All restrictions to such restricted shares terminate if the grantee remains in the continuous service of the Company throughout the vesting period. Unearned compensation resulting from the issuance of restricted shares is being amortized over the vesting periods, and the unamortized portion has been reflected as a reduction of shareholders’ equity. The Executive Plan terminated on

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation Plans (Continued)

January 31, 2004. The termination of the plan does not affect restricted shares outstanding granted prior to the termination. At January 31, 2004, 154,535 restricted shares were outstanding under the Executive Plan.

      The following table summarizes the restricted shares granted and weighted average grant price under the Executive Plan:

	Common Shares

		Weighted
	Restricted	Average
	Shares	Grant
Fiscal Year	Granted	Price

2004	150,855	$18.22
2003	10,350	19.88
2002	2,300	6.09

      The following is a summary of the Company’s stock option activity for the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan (collectively the “Plans”):

		Weighted
		Average
	Total	Exercise
	Options	Price

Outstanding at February 3, 2001	3,979,941	$10.89
Granted	429,443	3.21
Exercised	—	—
Canceled	(591,627)	11.57

Outstanding at February 2, 2002	3,817,757	9.90
Granted	204,125	18.34
Exercised	(844,884)	10.10
Canceled	(295,579)	10.49

Outstanding at February 1, 2003	2,881,419	10.37
Granted	806,387	17.97
Exercised	(478,973)	9.30
Canceled	(130,916)	12.67

Outstanding at January 31, 2004	3,077,917	$12.42

		Weighted
		Average
	Total	Exercise
	Options	Price

Exercisable at:
January 31, 2004	1,490,091	$11.49
February 1, 2003	1,174,103	12.77
February 2, 2002	1,689,475	13.01

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation Plans (Continued)

      The following table summarizes the status of stock options outstanding and exercisable at January 31, 2004:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Range of	Average	Remaining		Average
Number	Exercise	Exercise	Contractual	Number	Exercise
Outstanding	Prices	Price	Life	Exercisable	Price

1,333,513	$2.40 to $7.75	$6.58	5.8 years	642,271	$6.03
1,168,262	7.99 to 16.80	14.76	5.4 years	544,848	12.66
576,142	17.65 to 26.66	21.20	5.8 years	302,972	20.99

3,077,917	$2.40 to $26.66	$12.42	5.7 years	1,490,091	$11.49

Note 8 — Savings Plan and Postretirement Benefits

      The Company sponsors the Jo-Ann Stores, Inc. Savings Plan 401(k) (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company’s common stock, up to a maximum employee contribution of four percent of the employee’s annual compensation. Employer contributions of the Company’s common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company’s matching contributions during fiscal 2004, 2003 and 2002 were $1.0 million, $0.9 million and $1.0 million, respectively. Plan assets included 1,044,957 common shares with a fair market value of $24.6 million at January 31, 2004. Holders of the common shares are entitled to vote their respective shares.

      The Company does not provide post-retirement health care benefits for its employees.

Note 9 — Commitments and Contingencies

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10 — Leases (Continued)

      The Company recognizes lease expense for step rent provisions, escalation clauses, capital improvement funding and other lease concessions using the straight-line method over the minimum lease term. The Company does not have lease arrangements that have minimum lease payments dependent on an existing index or rate, such as the consumer price index or the prime interest rate. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area maintenance expenses.

      The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by a total of $14.6 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals

(Dollars in millions)
2005	$124.1
2006	117.8
2007	106.8
2008	82.9
2009	61.8
Thereafter	220.4

$713.8

      Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2004	2003	2002

(Dollars in millions)
Minimum rentals	$127.9	$122.6	$122.6
Contingent rentals	3.6	4.1	2.7
Sublease rentals	(8.6)	(7.5)	(6.0)

	$122.9	$119.2	$119.3

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11 — Quarterly Financial Information (Unaudited)

      The Company has restated all earnings per share amounts to reflect the effect of the share reclassification that was completed on November 4, 2003 (See Note 2 — Share Reclassification). Summarized below are the unaudited results of operations by quarter for fiscal 2004 and 2003:

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)
Net sales	$374.8	$359.2	$447.5	$552.6
Gross margin	180.5	172.6	215.1	242.4
Net income	4.1	(2.2)	12.0	27.1
Net income per common share:
Basic	$0.19	$(0.10)	$0.55	$1.26
Diluted	0.19	(0.10)	0.54	1.22

      Net income in the fourth quarter of fiscal 2004 was increased approximately $1.4 million, net-of-tax, due to certain fourth quarter adjustments, which related to revisions of estimates effecting prior quarters. Gross margin increased by $1.0 million, pre-tax, as a result of adjustments to inventory shrink and clearance reserves. Selling, general and administrative expenses decreased $1.3 million, pre-tax, primarily as a result of an adjustment to an incentive compensation accrual.

	First	Second	Third	Fourth
Fiscal 2003	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)
Net sales	$372.4	$353.7	$430.1	$525.8
Gross margin	180.8	171.6	197.4	227.7
Net income	8.7	2.0	8.9	25.3
Net income per common share:
Basic	$0.43	$0.10	$0.43	$1.20
Diluted	0.40	0.09	0.40	1.15

      Net income in the fourth quarter of fiscal 2003 was increased $2.2 million, net-of-tax, due to certain year-end adjustments, a portion of which related to revisions of estimates effecting previous quarters. Gross margin increased by $4.3 million pre-tax as a result of adjustments to the shrink reserve, net of an increase in the closed store inventory reserves. Selling, general and administrative expenses increased $0.7 million as a result of adjustments made to the closed store reserves for asset impairment and non-cancelable lease obligations.

Note 12 — Consolidating Financial Statements

      The Company’s 10 3/8 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. The Company has restated shares outstanding, common stock and paid-in-capital balances to reflect the effect of the share reclassification that was completed on November 4, 2003 (See Note 2 — Share Reclassification). Summarized consolidating

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the years ended January 31, 2004 is as follows:

	January 31, 2004

Consolidating		Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$14.3	$3.1	$—	$17.4
Inventories	154.0	250.6	—	404.6
Deferred income taxes	19.4	5.6	—	25.0
Prepaid expenses and other current assets	15.1	8.4	—	23.5

Total current assets	202.8	267.7	—	470.5
Property, equipment and leasehold improvements, net	80.1	123.1	—	203.2
Goodwill, net	—	26.5	—	26.5
Other assets	6.1	1.4	—	7.5
Investment in subsidiaries	55.5	—	(55.5)	—
Intercompany receivable	331.7	—	(331.7)	—

Total assets	$676.2	$418.7	$(387.2)	$707.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$112.0	$10.0	$—	$122.0
Accrued expenses	78.9	(2.8)	—	76.1

Total current liabilities	190.9	7.2	—	198.1
Long-term debt	113.7	—	—	113.7
Deferred income taxes	18.8	20.6	—	39.4
Other long-term liabilities	6.6	3.7	—	10.3
Intercompany payable	—	331.7	(331.7)	—
Shareholders’ equity:
Common stock	1.3	—	—	1.3
Additional paid-in capital	131.5	—	—	131.5
Unamortized restricted stock awards	(2.5)	—	—	(2.5)
Retained earnings	258.8	55.5	(55.5)	258.8
Accumulated other comprehensive Loss	(1.6)	—	—	(1.6)

	387.5	55.5	(55.5)	387.5
Treasury stock, at cost	(41.3)	—	—	(41.3)

Total shareholders’ equity	346.2	55.5	(55.5)	346.2

Total liabilities and shareholders’ equity	$676.2	$418.7	$(387.2)	$707.7

[Additional columns below]

[Continued from above table, first column(s) repeated]

	February 1, 2003

Consolidating		Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$60.2	$3.0	$—	$63.2
Inventories	132.9	230.2	—	363.1
Deferred income taxes	21.5	6.7	—	28.2
Prepaid expenses and other current assets	11.2	6.0	—	17.2

Total current assets	225.8	245.9	—	471.7
Property, equipment and leasehold improvements, net	65.8	124.5	—	190.3
Goodwill, net	—	26.5	—	26.5
Other assets	14.6	1.4	—	16.0
Investment in subsidiaries	22.6	—	(22.6)	—
Intercompany receivable	371.4	—	(371.4)	—

Total assets	$700.2	$398.3	$(394.0)	$704.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$130.3	$(0.4)	$—	$129.9
Accrued expenses	94.7	(18.8)	—	75.9

Total current liabilities	225.0	(19.2)	—	205.8
Long-term debt	162.9	—	—	162.9
Deferred income taxes	17.6	19.6	—	37.2
Other long-term liabilities	5.3	3.9	—	9.2
Intercompany payable	—	371.4	(371.4)	—
Shareholders’ equity:
Common stock	1.3	—	—	1.3
Additional paid-in capital	113.7	—	—	113.7
Unamortized restricted stock awards	(0.4)	—	—	(0.4)
Retained earnings	217.8	22.6	(22.6)	217.8
Accumulated other comprehensive Loss	(2.6)	—	—	(2.6)

	329.8	22.6	(22.6)	329.8
Treasury stock, at cost	(40.4)	—	—	(40.4)

Total shareholders’ equity	289.4	22.6	(22.6)	289.4

Total liabilities and shareholders’ equity	$700.2	$398.3	$(394.0)	$704.5

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended

	January 31, 2004				February 1, 2003
Consolidating
Statements		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$950.3	$1,153.2	$(369.4)	$1,734.1	$924.7	$1,525.6	$(768.3)	$1,682.0
Cost of sales	567.5	725.4	(369.4)	923.5	562.1	1,110.7	(768.3)	904.5

Gross margin	382.8	427.8	—	810.6	362.6	414.9	—	777.5
Selling, general and administrative expenses	329.2	337.0	—	666.2	318.7	316.4	—	635.1
Store pre-opening and closing costs	5.3	5.6	—	10.9	(0.6)	6.5	—	5.9
Depreciation and amortization	14.7	23.0	—	37.7	13.0	23.1	—	36.1
Stock option compensation expense	5.7	—	—	5.7	—	—	—	—
Debt repurchase and share reclassification expenses	5.5	—	—	5.5	1.9	—	—	1.9

Operating profit	22.4	62.2	—	84.6	29.6	68.9	—	98.5
Interest expense, net	6.7	11.4	—	18.1	9.8	16.2	—	26.0

Income before income taxes	15.7	50.8	—	66.5	19.8	52.7	—	72.5
Income tax provision	7.6	17.9	—	25.5	8.9	18.7	—	27.6

Income before equity loss	8.1	32.9	—	41.0	10.9	34.0	—	44.9
Equity income (loss) from subsidiaries	32.9	—	(32.9)	—	34.0	—	(34.0)	—

Net income (loss)	$41.0	$32.9	$(32.9)	$41.0	$44.9	$34.0	$(34.0)	$44.9

	Fiscal Year-Ended February 2, 2002

		Guarantor
Consolidating Statements of Operations	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$862.6	$1,614.7	$(907.0)	$1,570.3
Cost of sales	528.2	1,256.0	(907.0)	877.2

Gross margin	334.4	358.7	—	693.1
Selling, general and administrative expenses	317.1	306.1	—	623.2
Store pre-opening and closing costs	9.0	12.0	—	21.0
Depreciation and amortization	15.3	24.0	—	39.3
Stock option compensation expense	—	—	—	—
Debt repurchase and share reclassification expenses	1.0	—	—	1.0

Operating profit (loss)	(8.0)	16.6	—	8.6
Interest expense, net	14.5	18.2	—	32.7

Loss before income taxes	(22.5)	(1.6)	—	(24.1)
Income tax provision benefit	(8.9)	(0.3)	—	(9.2)

Loss before equity loss	(13.6)	(1.3)	—	(14.9)
Equity income (loss) from subsidiaries	(1.3)	—	1.3	—

Net income (loss)	$(14.9)	$(1.3)	$1.3	$(14.9)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended

	January 31, 2004				February 1, 2003

Consolidating Statements		Guarantor				Guarantor
of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash provided by operating activities	$30.2	$18.3	$—	$48.5	$107.6	$11.6	$—	$119.2
Net cash flows used for investing activities:
Capital expenditures	(34.0)	(18.2)	—	(52.2)	(10.5)	(12.2)	—	(22.7)
Proceeds from sale of equity investment	4.3	—	—	4.3	—	—	—	—

Net cash used for investing activities	(29.7)	(18.2)	—	(47.9)	(10.5)	(12.2)	—	(22.7)
Net cash flows used for financing activities:
Net change in revolving credit facility	9.3	—	—	9.3	(33.7)	—	—	(33.7)
Purchase of senior subordinated notes	(61.7)	—	—	(61.7)	(28.3)	—	—	(28.3)
Proceeds from exercise of stock options	4.0	—	—	4.0	8.5	—	—	8.5
Purchase of common stock	(1.6)	—	—	(1.6)	(3.4)	—	—	(3.4)
Other, net	3.6	—	—	3.6	2.5	—	—	2.5

Net cash used for financing activities	(46.4)	—	—	(46.4)	(54.4)	—	—	(54.4)

Net increase (decrease) in cash and cash equivalents	(45.9)	0.1	—	(45.8)	42.7	(0.6)	—	42.1
Cash and cash equivalents at beginning of year	60.2	3.0	—	63.2	17.5	3.6	—	21.1

Cash and cash equivalents at end of year	$14.3	$3.1	$—	$17.4	$60.2	$3.0	$—	$63.2

	Fiscal Year-Ended February 2, 2002

		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash provided by operating activities:	$31.4	$56.8	$—	$88.2
Net cash flows used for investing activities:
Capital expenditures	(9.6)	(56.9)	—	(66.5)

Net cash used for investing activities	(9.6)	(56.9)	—	(66.5)
Net cash flows used for financing activities:
Proceeds from senior secured credit facility, net	171.6	—	—	171.6
Repayment of prior senior credit facility	(123.8)	—	—	(123.8)
Net change in revolving credit facility	(69.1)	—	—	(69.1)
Purchase of common stock	(0.4)	—	—	(0.4)
Other, net	3.6	—	—	3.6

Net cash used for financing activities	(18.1)	—	—	(18.1)

Net increase (decrease) in cash and cash equivalents	3.7	(0.1)	—	3.6
Cash and cash equivalents at beginning of year	13.8	3.7	—	17.5

Cash and cash equivalents at end of year	$17.5	$3.6	$—	$21.1

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Report of Former Independent Public Accountants on the Financial Statement Schedule

      This is a copy of the report on the financial schedule previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year-ended February 2, 2002. This report on the financial statement schedule has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report on the financial statement schedule included on page 67 in this Form 10-K. For further discussion, see Exhibit 23.1.

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

Arthur Andersen LLP

Cleveland, Ohio,

March 7, 2002.

Schedule II

Jo-Ann Stores, Inc.

Valuation and Qualifying Accounts

Fiscal Year-Ended 2004, 2003 and 2002
(Dollars in millions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period

January 31, 2004 Closed store reserve	$4.4	$3.3	$—	$(4.9)	$2.8
February 1, 2003 Closed store reserve	12.4	1.4	—	(9.4)	4.4
February 2, 2002 Closed store reserve	9.3	17.6	—	(14.5)	12.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption “Nominees to and Current Members of the Board of Directors” in the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held on June 10, 2004 (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company’s fiscal year.

      The information regarding the Audit Committee of our Board of Directors and the information regarding “audit committee financial experts” are set forth under the caption entitled “Meetings and Committees of the Board of Directors — Audit Committee” in our Proxy Statement, which is incorporated herein by reference.

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

      The Company has adopted a Code of Business Conduct and Ethics (the “Code”), applicable to the Company’s directors, officers (including the Company’s principal executive officer and principal financial officer) and employees, which has been filed as an exhibit to this Form 10-K. The Company intends to post the Code and any amendments to the Code on its website. In addition, any waivers of the Code for the directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Principal Shareholders” in the Proxy Statement.

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities to		under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,913,417	$12.68	1,537,844
Equity compensation plans not approved by security holders(1)	164,500	7.75	—

Total	3,077,917	$12.42	1,537,844

(1)	On February 9, 2001, the Company registered 319,000 common shares to be issued in connection with options to purchase common shares pursuant to award agreements with certain employees. The options were granted under the rules provided for in the 1998 Incentive Compensation Plan. As of January 31, 2004, 164,500 of the 319,000 securities registered remain to be issued.

Item 13.	Certain Relationships and Related Transactions

      Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co., which manages numerous shopping centers. Twelve of these shopping centers contain stores of our Company. Two of the leases were entered into after Mr. Gumberg became a Director of our Company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid during fiscal 2004, 2003 and 2002 on these stores amounted to $1.6 million, $1.4 million and $1.3 million, respectively.

      Betty Rosskamm, Alma Zimmerman and the Company are parties to an agreement, dated October 30, 2003, relating to their Jo-Ann Stores Common Shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders (the “Rosskamms”) and Alma Zimmerman and her lineal descendants and permitted holders (the “Zimmermans”) may each sell up to 400,000 Common Shares in any calendar year and may not sell more than 200,000 of those shares in any 180-day period. If either the Rosskamms or Zimmermans plan to sell a number of their respective Common Shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party and to the Company. Each of the Rosskamms and the Zimmermans are permitted to sell an unlimited number of shares to each other free of the Company’s right of first refusal and, with the permission of the other family party to the agreement, to the Company.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Principal Accounting Firm Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) and (2)	Financial Statements and Financial Statement Schedule

The consolidated financial statements and the related financial statement schedule filed as part of this Form 10-K are located as set forth in the index on page 33 of this report.

      (3) Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as an Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)
3.2	Amended and Restated Code of Regulations (filed as an Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)
4.1	Second Amended and Restated Rights Agreement, dated November 4, 2003, between the Registrant and National City Bank, National Association, as Rights Agent
4.2	Indenture between the Registrant and FCA Financial, Inc., Fabri-Centers of South Dakota, Inc., Fabri-Centers of California, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and Harris Trust and Savings Bank, as trustee relating to the 10 3/8% Senior Subordinated Notes due 2007 (filed as an Exhibit 4.2 to the Registrant’s Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
4.3	Form of Certificate of the 10 3/8% Senior Subordinated Notes due 2007 (filed as an Exhibit 4.3 to the Registrant’s Form S-4 filed with the Commission on June 16, 1999 and incorporated herein by reference)
4.4	Indenture between the Registrant and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee relating to the 7.50% Senior Subordinated Notes due 2012, including the form of certificate.
4.5	Registration Rights Agreement among the Registrant, Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC, SG Cowen Securities Corporation and McDonald Investments Inc. relating to the 7.50% Senior Subordinated Notes due 2012
10.1	Form of Split Dollar Life Insurance Agreement between the Registrant and certain of its officers (filed as an Exhibit 10.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.2	List of Executive Officers who are parties to the Split Dollar Life Insurance Agreement with the Registrant *
10.3	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as an Exhibit 10.5 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.4	List of Executive Officers who participate in the Registrant’s Supplemental Retirement Plan, as amended *
10.5	Employment Agreement dated July 30, 2001 between the Registrant and Alan Rosskamm (filed as an Exhibit 10.7 to the Registrant’s Form 10-K filed with the Commission on May 2, 2002 and incorporated herein by reference)*
10.6	Form of Employment Agreement between the Registrant and certain Executive Officers (filed as an Exhibit 10.7.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2002 and incorporated herein by reference)*
10.7	List of Executive Officers who are parties to an Employment Agreement with the Registrant (filed as an Exhibit 10.7.2 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.8	Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended (filed as an Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.9	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan as Amended*
10.10	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman (Second Amended and Restated)

Exhibit
Number	Exhibit Description

10.11	Credit Agreement dated as of April 24, 2001 among the Registrant, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group / Business Credit, Inc. as Co-Agents and Fleet Securities Inc. as Arranger and Syndication Agent (filed as an Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)
10.12	Amendment No. 1 to Credit Agreement dated as of April 24, 2001 (filed as an Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)
10.13	Second Amendment to Credit Agreement dated as of March 17, 2003 by and among Jo-Ann Stores, Inc., as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Finance LLC, National City Commercial Finance, Inc. and The CIT Group / Business Credit, Inc. as Co-Agents
10.14	Third Amendment to Credit Agreement dated as of February 18, 2004 by and among Jo-Ann Stores, Inc., as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Group, Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Finance LLC, National City Commercial Finance, Inc. and The CIT Group / Business Credit, Inc. as Co-Agents
10.15	Fabri-Centers of America, Inc. Executive Incentive Plan (filed as an Exhibit 11 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.16	Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors (filed as an Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on May 4, 2001 and incorporated herein by reference)*
14	Code of Business Conduct and Ethics
21	Subsidiaries of Jo-Ann Stores, Inc.
23	Consent of Ernst & Young LLP, Independent Auditors
23.1	Notice regarding Consent of Arthur Andersen LLP
24	Power of Attorney
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K dated November 4, 2003 to report the issuance of a press release announcing shareholder approval of the reclassification of its Class A and Class B Common Shares into a single class of stock. The press release also announced that as a result of the share reclassification, effective November 5, 2003, the Company began trading under the new ticker symbol “JAS” on the New York Stock Exchange.

The Company furnished a Current Report on Form 8-K dated November 6, 2003 to report the issuance of a press release announcing its net sales for the four weeks, thirteen weeks and year-to-date periods ended November 1, 2003.

The Company furnished a Current Report on Form 8-K dated November 17, 2003 to report the issuance of a press release announcing its earnings for the third quarter and year-to-date periods ended November 1, 2003.

The Company furnished a Current Report on Form 8-K dated November 24, 2003 to report the issuance of a press release announcing the election of a new Board member.

The Company furnished a Current Report on Form 8-K dated December 4, 2003 to report the issuance of a press release announcing its net sales for the four weeks and year-to-date period ended November 29, 2003.

The Company furnished a Current Report on Form 8-K dated January 8, 2004 to report the issuance of a press release announcing its net sales for the five weeks and year-to-date period ended January 3, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JO-ANN STORES, INC.

By: /s/ ALAN ROSSKAMM Alan Rosskamm President and Chief Executive Officer	April 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ ALAN ROSSKAMM Alan Rosskamm	Chairman of the Board and Director (Chief Executive Officer)

/s/ BRIAN P. CARNEY* Brian P. Carney	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

/s/ SCOTT COWEN* Scott Cowen	Director

/s/ IRA GUMBERG* Ira Gumberg	Director

/s/ PATRICIA MORRISON* Patricia Morrison	Director

/s/ FRANK NEWMAN* Frank Newman	Director

/s/ BERYL RAFF* Beryl Raff	Director

/s/ GREGG SEARLE* Gregg Searle	Director

/s/ TRACEY THOMAS TRAVIS* Tracey Thomas Travis	Director

      The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

*By: /s/ ALAN ROSSKAMM Alan Rosskamm, Attorney-in- Fact	April 15, 2004