Form 10-Q
period 2004-05-01
JO-ANN STORES INC
filed 2004-06-10
CIK 34151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2004

Commission File No. 1-6695

JO-ANN STORES, INC.

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0720629 (I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio (Address of principal executive offices)	44236 (Zip Code)

Registrant’s telephone number, including area code: (330) 656-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of June 4, 2004: 22,521,602.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended May 1, 2004

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	May 1,	January 31,	May 3,
	2004	2004	2003
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$15.2	$17.4	$26.0
Inventories	420.1	404.6	369.1
Deferred income taxes	24.8	25.0	28.1
Prepaid expenses and other current assets	24.1	23.5	17.0

Total current assets	484.2	470.5	440.2
Property, equipment and leasehold improvements, net	201.5	203.2	183.5
Goodwill, net	26.5	26.5	26.5
Other assets	10.1	7.5	15.1

Total assets	$722.3	$707.7	$665.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$142.3	$122.0	$136.0
Accrued expenses	61.2	76.1	59.9

Total current liabilities	203.5	198.1	195.9
Long-term debt	106.6	113.7	124.9
Deferred income taxes	39.3	39.4	37.2
Other long-term liabilities	11.0	10.3	9.6
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,003,933; 25,603,035 and 25,255,516 shares, respectively	1.3	1.3	1.3
Additional paid-in capital	139.0	129.0	117.5
Retained earnings	265.5	258.8	221.9
Accumulated other comprehensive loss	(1.2)	(1.6)	(2.5)

	404.6	387.5	338.2
Treasury stock, at cost, 3,763,993; 3,774,800 and 3,766,375 shares, respectively	(42.7)	(41.3)	(40.5)

Total shareholders’ equity	361.9	346.2	297.7

Total liabilities and shareholders’ equity	$722.3	$707.7	$665.3

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	May 1,	May 3,
	2004	2003
	(Dollars in millions, except
	share and per share data)

Net sales	$404.9	$374.8
Cost of sales	205.9	194.3

Gross margin	199.0	180.5
Selling, general and administrative expenses	165.2	153.1
Store pre-opening and closing costs	2.9	2.1
Depreciation and amortization	9.7	9.0
Stock-based compensation expense	2.0	1.3
Debt repurchase expenses	4.2	3.4

Operating profit	15.0	11.6
Interest expense, net	4.1	5.0

Income before income taxes	10.9	6.6
Income tax provision	4.2	2.5

Net income	$6.7	$4.1

Net income per common share — basic	$0.31	$0.19

Net income per common share — diluted	$0.30	$0.19

Weighted average shares outstanding (in thousands):
Basic	21,817	21,275

Diluted	22,680	21,647

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	May 1,	May 3,
	2004	2003
	(Dollars in millions)
Net cash flows provided by operating activities:
Net income	$6.7	$4.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.7	9.0
Stock-based compensation expense	2.0	1.3
Loss on disposal of fixed assets	0.2	0.1
Loss associated with purchase of senior subordinated notes	4.2	3.4
Changes in operating assets and liabilities:
Increase in inventories	(15.5)	(6.0)
Increase in accounts payable	20.3	6.1
Decrease in accrued expenses	(14.9)	(16.0)
Other, net	3.2	1.3

Net cash provided by operating activities	15.9	3.3
Net cash flows used for investing activities:
Capital expenditures	(8.1)	(2.7)

Net cash used for investing activities	(8.1)	(2.7)
Net cash flows used for financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.0	—
Purchase of 10 3/8% senior subordinated notes	(66.6)	(48.4)
Net change in revolving credit facility	(42.7)	7.9
Other, net	2.3	2.7

Net cash used for financing activities	(10.0)	(37.8)

Net decrease in cash and cash equivalents	(2.2)	(37.2)
Cash and cash equivalents at beginning of period	17.4	63.2

Cash and cash equivalents at end of period	$15.2	$26.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.0	$9.6
Income taxes, net of refunds	11.6	2.3

See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 — Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer operating 874 retail stores in 47 states at May 1, 2004. The 780 traditional stores and 94 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

     The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2004 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of May 3, 2003 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2005 refers to the year ended January 29, 2005).

Note 2 — Debt Refinancing

     On February 26, 2004, the Company completed the placement of $100 million of 7.5% senior subordinated notes due 2012. Net proceeds from the offering were $97.0 million and used to repurchase $39.2 million of 10 3/8% senior subordinated notes due 2007 that were tendered as part of the refinancing, as well as the remaining $25.2 million in 10 3/8% senior subordinated notes that remained outstanding on May 1, 2004, the date when their call premium was reduced, and for general corporate purposes. As a result of the repurchase, the Company incurred a $4.2 million charge primarily for the premium paid to repurchase the 10 3/8% senior subordinated notes and to write-off the remaining deferred debt costs.

     On April 16, 2004, the Company amended and extended the expiration date of its senior credit facility originally entered into in April 2001 and led by Fleet Retail Group, Inc. The senior credit facility, as amended, is a $350.0 million revolver that expires April 30, 2009. The prior credit facility provided for a $325.0 million revolver and a $40.0 million term loan, and would have expired on April 30, 2005. The amended facility is secured by a first priority perfected security interest in inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Interest on borrowings under the amended credit facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR’’) plus 1.25% to 2.00%, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At May 1, 2004, interest on borrowings under the amended credit facility was LIBOR plus 1.25%. The credit facility, as amended, contains a sub-limit for letters of credit of $200.0 million.

Note 3 — Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock options under the treasury stock method.

     The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in thousands).

	Thirteen Weeks Ended
	May 1,	May 3,
	2004	2003
Weighted average shares outstanding:
Basic common shares	21,817	21,275
Incremental shares from assumed exercise of stock options	769	372
Incremental restricted shares	94	—

Diluted common shares	22,680	21,647

     For the first quarter of fiscal 2005 and fiscal 2004, 10,100 and 418,250 stock options, respectively, that could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 4 — Store Closing Charges

     The Company is pursuing a growth strategy that is driven by the replacement of its traditional stores with superstores. In addition, the Company continually reviews the productivity of its store base, actively manages its real estate to preserve maximum flexibility in lease terms, and closes locations that do not meet certain financial performance thresholds. During the first quarter of the fiscal year, the Company opened eight new superstores and one larger traditional store and it closed 27 traditional stores.

     The charges to the statement of operations for the first quarter ending May 1, 2004 related to store closings and a roll-forward of the store closing reserve balances from January 31, 2004 is summarized in the following table.

	Non-cancelable
	lease	Asset	Other
Dollars in millions	obligations	Impairments	Costs	Total
Balance at January 31, 2004	$1.8	$—	$1.0	$2.8
Amounts charged to income	0.2	0.1	1.0	1.3
Utilization:
Cash	(0.6)	—	(1.1)	(1.7)
Non-Cash	—	(0.1)	—	(0.1)

Balance at May 1, 2004	$1.4	$—	$0.9	$2.3

Note 5 — Fair Value of Derivative Financial Instruments

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

     At May 1, 2004, the Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72% that expires on April 30, 2005. The interest rate swap agreement requires the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

     Other comprehensive income includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income consists of the following:

	Thirteen Weeks Ended
	May 1,	May 3,
Dollars in millions	2004	2003
Net income	$6.7	$4.1
Other comprehensive income, net of tax	0.4	0.1

Comprehensive income	$7.1	$4.2

Note 6 — Shareholders’ Equity

     The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under the 401(k) savings plan. During the first quarter of fiscal 2005, shares outstanding increased by 412,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock
	(Shares in thousands)		(Dollars in millions)
Balance, January 31, 2004	21,828	3,775	$1.3	$129.0	$(41.3)
Exercise of stock options	408	(66)	—	3.7	—
Purchase of common stock	(64)	64	—	—	(1.8)
Issuance of treasury shares	9	(9)	—	0.2	0.4
Associate stock ownership plan	59	—	—	1.3	—
Tax benefit on equity compensation	—	—	—	2.8	—
Stock-based compensation	—	—	—	2.0	—

First Quarter Activity	412	(11)	—	10.0	(1.4)

Balance, May 1, 2004	22,240	3,764	$1.3	$139.0	$(42.7)

Note 7 — Recent Accounting Pronouncements

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. The Company completed its analysis and adopted FIN 46 during its fiscal 2005 first quarter. The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

Note 8 — Consolidating Financial Statements (Unaudited)

     During the first quarter of fiscal 2005, the Company completed the placement of $100 million of 7.5% senior subordinated notes due in 2012. Proceeds from the offering were used to repurchase the $64.4 million of 10 3/8 % senior subordinated notes that remained outstanding at the beginning of the year, and for general corporate purposes. The Company’s 7.5% senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of May 1, 2004 and January 31, 2004 and for the thirteen weeks ended May 1, 2004 and May 3, 2003 are as follows:

Consolidating Balance Sheets
May 1, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$12.5	$2.7	$—	$15.2
Inventories	161.8	258.3	—	420.1
Deferred income taxes	19.2	5.6	—	24.8
Prepaid expenses and other current assets	15.0	9.1	—	24.1

Total current assets	208.5	275.7	—	484.2
Property, equipment and leasehold improvements, net	77.8	123.7	—	201.5
Goodwill, net	—	26.5	—	26.5
Other assets	8.7	1.4	—	10.1
Investment in subsidiaries	65.4	—	(65.4)	—
Intercompany receivable	323.5	—	(323.5)	—

Total assets	$683.9	$427.3	$(388.9)	$722.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131.2	$11.1	$—	$142.3
Accrued expenses	58.5	2.7	—	61.2

Total current liabilities	189.7	13.8	—	203.5
Long-term debt	106.6	—	—	106.6
Deferred income taxes	18.7	20.6	—	39.3
Other long-term liabilities	7.0	4.0	—	11.0
Intercompany payable	—	323.5	(323.5)	—
Shareholders’ equity:
Preferred stock	—	—	—	—
Common stock	1.3	—	—	1.3
Additional paid-in capital	139.0	—	—	139.0
Retained earnings	265.5	65.4	(65.4)	265.5
Accumulated other comprehensive loss	(1.2)	—	—	(1.2)

	404.6	65.4	(65.4)	404.6
Treasury stock, at cost	(42.7)	—	—	(42.7)

Total shareholders’ equity	361.9	65.4	(65.4)	361.9

Total liabilities and shareholders’ equity	$683.9	$427.3	$(388.9)	$722.3

Note 8 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Balance Sheets
January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$14.3	$3.1	$—	$17.4
Inventories	154.0	250.6	—	404.6
Deferred income taxes	19.4	5.6	—	25.0
Prepaid expenses and other current assets	15.1	8.4	—	23.5

Total current assets	202.8	267.7	—	470.5
Property, equipment and leasehold improvements, net	80.1	123.1	—	203.2
Goodwill, net	—	26.5	—	26.5
Other assets	6.1	1.4	—	7.5
Investment in subsidiaries	55.5	—	(55.5)	—
Intercompany receivable	331.7	—	(331.7)	—

Total assets	$676.2	$418.7	$(387.2)	$707.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$112.0	$10.0	$—	$122.0
Accrued expenses	78.9	(2.8)	—	76.1

Total current liabilities	190.9	7.2	—	198.1
Long-term debt	113.7	—	—	113.7
Deferred income taxes	18.8	20.6	—	39.4
Other long-term liabilities	6.6	3.7	—	10.3
Intercompany payable	—	331.7	(331.7)	—
Shareholders’ equity:
Preferred stock	—	—	—	—
Common stock	1.3	—	—	1.3
Additional paid-in capital	129.0	—	—	129.0
Retained earnings	258.8	55.5	(55.5)	258.8
Accumulated other comprehensive loss	(1.6)	—	—	(1.6)

	387.5	55.5	(55.5)	387.5
Treasury stock, at cost	(41.3)	—	—	(41.3)

Total shareholders’ equity	346.2	55.5	(55.5)	346.2

Total liabilities and shareholders’ equity	$676.2	$418.7	$(387.2)	$707.7

Note 8 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirteen Weeks Ended May 1, 2004 and May 3, 2003

	May 1, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$220.4	$312.3	$(127.8)	$404.9
Cost of sales	128.8	204.9	(127.8)	205.9

Gross margin	91.6	107.4	—	199.0
Selling, general and administrative expenses	83.5	81.7	—	165.2
Store pre-opening and closing costs	1.1	1.8	—	2.9
Depreciation and amortization	4.0	5.7	—	9.7
Stock-based compensation expense	2.0	—	—	2.0
Debt repurchase expenses	4.2	—	—	4.2

Operating profit (loss)	(3.2)	18.2	—	15.0
Interest expense, net	2.0	2.1	—	4.1

Income (loss) before income taxes	(5.2)	16.1	—	10.9
Income tax provision (benefit)	(2.0)	6.2	—	4.2

Income (loss) before equity income	(3.2)	9.9	—	6.7
Equity income from subsidiaries	9.9	—	(9.9)	—

Net income	$6.7	$9.9	$(9.9)	$6.7

	May 3, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$205.5	$286.5	$(117.2)	$374.8
Cost of sales	122.8	188.7	(117.2)	194.3

Gross margin	82.7	97.8	—	180.5
Selling, general and administrative expenses	77.8	75.3	—	153.1
Store pre-opening and closing costs	0.8	1.3	—	2.1
Depreciation and amortization	3.3	5.7	—	9.0
Stock-based compensation expense	1.3	—	—	1.3
Debt repurchase expenses	3.4	—	—	3.4

Operating profit (loss)	(3.9)	15.5	—	11.6
Interest expense, net	2.2	2.8	—	5.0

Income (loss) before income taxes	(6.1)	12.7	—	6.6
Income tax provision (benefit)	(2.3)	4.8	—	2.5

Income (loss) before equity income	(3.8)	7.9	—	4.1
Equity income from subsidiaries	7.9	—	(7.9)	—

Net income	$4.1	$7.9	$(7.9)	$4.1

Note 8 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Cash Flows
Thirteen Weeks Ended May 1, 2004 and May 3, 2003

	May 1, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by operating activities	$9.9	$6.0	$—	$15.9
Net cash flows used for investing activities:
Capital expenditures	(1.7)	(6.4)	—	(8.1)

Net cash used for investing activities	(1.7)	(6.4)	—	(8.1)
Net cash flows used for financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.0	—	—	97.0
Purchase of 10 3/8% senior subordinated notes	(66.6)	—	—	(66.6)
Net change in revolving credit facility	(42.7)	—	—	(42.7)
Other, net	2.3	—	—	2.3

Net cash used for financing activities	(10.0)	—	—	(10.0)

Net decrease in cash and cash equivalents	(1.8)	(0.4)	—	(2.2)
Cash and cash equivalents at beginning of period	14.3	3.1	—	17.4

Cash and cash equivalents at end of period	$12.5	$2.7	$—	$15.2

	May 3, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by operating activities	$0.1	$3.2	$—	$3.3
Net cash flows used for investing activities:
Capital expenditures	(1.1)	(1.6)	—	(2.7)

Net cash used for investing activities	(1.1)	(1.6)	—	(2.7)
Net cash flows used for financing activities:
Purchase of 10 3/8% senior subordinated notes	(48.4)	—	—	(48.4)
Net change in revolving credit facility	7.9	—	—	7.9
Other, net	2.7	—	—	2.7

Net cash used for financing activities	(37.8)	—	—	(37.8)

Net increase (decrease) in cash and cash equivalents	(38.8)	1.6	—	(37.2)
Cash and cash equivalents at beginning of period	60.2	3.0	—	63.2

Cash and cash equivalents at end of period	$21.4	$4.6	$—	$26.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s Form 10-K Annual Report to Shareholders for the fiscal year ended January 31, 2004. The financial information presented for the first quarter of fiscal 2004 has been reclassified for certain amounts to conform to the fiscal 2005 presentation.

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

     Our strategy is to grow by replacing many of our existing traditional stores with superstores over time. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection—sewing, crafting, framing, seasonal, floral and home décor accessories—all under one roof. On average we close 1.3 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replaced. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our share of market.

     As of May 1, 2004, we operated 874 stores in 47 states (780 traditional stores and 94 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average 14,400 square feet and generated net sales per store of approximately $1.5 million in fiscal 2004. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores opened prior to fiscal 2003 average 45,000 square feet and generated net sales per store of approximately $6.0 million in fiscal 2004. Our current superstore prototype averages 35,000 square feet. We opened eight of these new prototype superstores in the first quarter of fiscal 2005 and at the end of the first quarter, we had 22 prototype superstores in operation.

Executive Overview

     As of the end of the first quarter of fiscal 2005, we continue to build upon our solid fiscal 2004 performance. We have delivered 12 consecutive quarters of positive comparable store sales increases. We continue to execute well to our strategic initiatives of opening our new 35,000 square foot prototype superstores, improving margins, and improving the productivity of our store base.

     Our financial performance for the first quarter of fiscal 2005 was strong. Highlights of the first quarter are as follows:

•	Net sales increased 8.0% to $404.9 million. Strong same-store sales led our overall sales growth, with same-store sales increasing 6.6% versus a 2.6% same-store sales increase for the first quarter last year.

•	We opened eight of our new 35,000 square foot superstores in the first quarter, and we had 22 of these prototype superstores in operation at the end of the first quarter.

•	We expanded our gross profit margin rate by 90 basis points, to 49.1% of sales this quarter versus 48.2% for the first quarter last year, continuing a trend we established in the third and fourth quarters of last year. This improvement was driven by a comprehensive strategy we have been pursuing for three consecutive quarters to be less promotional.

•	Net income was $0.30 per diluted share, versus net income of $0.19 per diluted share last year, an increase of approximately 58%. Both fiscal years include costs related to the early redemption of debt. These costs negatively impacted pre-tax earnings by $4.2 million in the first quarter of fiscal 2005 and $3.4 million in the first quarter of fiscal 2004. The fiscal 2005 first quarter charge represents the premium paid to retire our 10 3/8% senior subordinated notes and write-off the remaining deferred debt costs on that debt.

•	During the first quarter, we completed our capital financing initiatives. In February, we issued $100 million of 7.5% senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10 3/8% senior subordinated notes. In April, we amended our $365 million bank credit facility, extending the term until May 2009 and reducing the commitment to $350 million.

Results of Operations

     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Gross margin	49.1%	48.2%
Selling, general and administrative expenses	40.8%	40.8%
Store pre-opening and closing costs	0.7%	0.6%
Depreciation and amortization	2.4%	2.4%
Stock-based compensation expense	0.5%	0.4%
Debt repurchase expenses	1.0%	0.9%

Operating profit	3.7%	3.1%

Comparison of the Thirteen Weeks Ended May 1, 2004 and May 3, 2003

     Net sales for the first quarter of fiscal 2005 increased 8.0%, or $30.1 million, to $404.9 million from $374.8 million in the prior year. Sales from stores open one year or more (“same-store sales”) generated the majority of the overall net sales increase, increasing 6.6% compared with a same-store sales increase of 2.6% for the prior year first quarter. We operated fewer stores in the first quarter versus a year ago. The Company’s total store count at the end of the quarter was down 43 units, or 4.7% from last year’s first quarter; however, the number of superstores in operation increased to 94 from 77 in last year’s first quarter. Total store square footage decreased 0.5% from last year’s first quarter. The 94 superstores in operation accounted for approximately 30% of the total sales for the first quarter.

     By store format, our same-store sales performance for traditional stores increased 7.6% versus a same-store sales increase of 2.7% for the prior year first quarter. Same-store sales for superstores increased 3.9% for the quarter versus a same-store sales increase of 2.2% for the prior year first quarter. In both store formats, the increase was entirely due to an increased average ticket, with customer traffic essentially flat. With the exception of our finished seasonal business, which represented less than 10% of total sales in the first quarter, all of our major product categories experienced positive same-store sales growth in the quarter.

     As a percent of net sales, gross margin was 49.1% for the first quarter of fiscal 2005 compared with 48.2% for the same quarter a year earlier, an improvement of 90 basis points. This was our third consecutive quarter of year-over-year improvement in gross margin rate, and is attributable to a strategy we began executing in the third quarter of last year to be less promotional.

     Selling, general and administrative (“SG&A”) expenses, excluding other expenses separately identified in the statement of operations, were $165.2 million in the first quarter compared with $153.1 million in the prior year first quarter. As a percentage of net sales, SG&A expenses held constant at 40.8% with leverage in store expenses being offset by increased distribution costs, due to the increased volume of merchandise purchases in the first quarter.

     Store pre-opening and closing costs increased $0.8 million during the first quarter of fiscal 2005, to $2.9 million reflecting the increased level of real estate activity year over year. We opened eight superstores and one traditional store in the first quarter of fiscal 2005, compared with three superstore openings and one traditional store opening in the prior year first quarter. As a percentage of sales, store pre-opening and closing costs increased to 0.7% of sales from 0.6% last year. As we continue to increase the number of new store openings, we expect our store pre-opening and closing costs to increase. For the full fiscal year, our store pre-opening and closing costs are projected at $18 million pre-tax versus $10.9 million last year.

     Depreciation and amortization expense increased $0.7 million to $9.7 million from $9.0 million, primarily due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” which we adopted in the first quarter of fiscal 2004, and the amortization of the value of restricted stock granted to employees. Previously, we reported the amortization of restricted stock in depreciation and amortization. Stock-based compensation expense was $2.0 million for the first quarter of fiscal 2005, compared with $1.3 million in the same period last year. Stock based compensation expense, consisting of both stock option related expense and restricted stock amortization is estimated at approximately $8.5 to $9.0 million, pre-tax, for the full 2005 fiscal year.

     Debt repurchase expenses were $4.2 million for the first quarter of fiscal 2005 compared with $3.4 million in the first quarter of fiscal 2004. The fiscal 2005 charge represents the premium paid to repurchase our 10 3/8% senior subordinated notes and write-off the remaining deferred debt costs. We have been de-leveraging our balance sheet over the last three years, and as a consequence, we have been recording charges related to the early repayment of debt. Our capital financing initiatives were completed in the first quarter of fiscal 2005.

     Interest expense in the first quarter of fiscal 2005 decreased $0.9 million to $4.1 million from $5.0 million in the first quarter of fiscal 2004. The decrease is attributable to a decrease in our average debt levels between years and a lower all-in average borrowing rate. Our average debt levels during the first quarter of fiscal 2005 were $145 million compared with $159 million in the prior year first quarter.

     Our effective income tax rate for the first quarter of fiscal 2005 was 38.5% versus 38.0% in the first quarter of the prior year. For the full fiscal year, our effective tax rate is estimated at 38.5%.

Liquidity and Capital Resources

     We believe that our credit facility, coupled with cash on hand and internally generated cash flows from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     During the first quarter, we completed our capital financing initiatives. In February, we issued $100 million of 7.5% senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10 3/8% senior subordinated notes that were outstanding at the beginning of the year. In April, we amended our $365 million bank credit facility, extending the term until May 2009 and reducing the commitment to $350 million.

     Cash and cash equivalents decreased $2.2 million during fiscal 2005 to $15.2 million as of May 1, 2004.

     Net cash provided by operating activities was $15.9 million in fiscal 2005 compared with $3.3 million in fiscal 2004. The increase of $12.6 million was driven by strong operating performance, combined with strong payables support to finance our growth in inventory. Cash flows from operating activities, before changes in operating assets and liabilities, were $22.8 million in fiscal 2005 versus $17.9 million generated in fiscal 2004.

     Inventories, net of payable support, decreased $4.8 million, compared with a decrease of $0.1 million in fiscal 2004. Substantially all of the increase in inventories was in core product categories such as scrapbooking and fabric, which have experienced solid sales performances.

     Net cash used for investing activities, totaled $8.1 million in fiscal 2005 compared with $2.7 million in fiscal 2004 and consisted entirely of capital spending for both periods.

     We continue to anticipate capital expenditures for the full fiscal year 2005 to be approximately $70 to $75 million. The increase in capital spending over the prior year is attributable to increased store opening activity and the first phase over the next three years to replace the point-of-sale systems in our stores. During the first quarter of fiscal 2005, we opened eight superstores and one larger traditional store and closed 27 traditional stores.

     For the full fiscal year, we expect to open 30 superstores and five larger traditional stores. Of the 22 superstores yet to be opened, three are scheduled to open in the second quarter, with the balance scheduled to open in the third or early in the fourth quarter. For the full fiscal year, we expect to close approximately 70 traditional stores, about 40 related to the superstore openings and 30 that are performance related. Of these expected 70 store closings, 27 stores were closed in the first quarter.

     Net cash used for financing activities was $10.0 million during fiscal 2005 compared with $37.8 million during fiscal 2004. Debt borrowings were $106.6 million at the end of the first quarter which was a decrease of $7.1 million from the beginning of the year and a decrease of $18.3 million from the same period in the prior year. Cash payments for the deferred debt costs associated with the 7.5% senior subordinated notes and credit facility amendment were approximately $3.0 million and $1.5 million, respectively, and are included within the financing activities section in the statements of cash flows. These costs were capitalized and are being amortized over the lives of the respective debt instruments.

     During the first quarter of fiscal 2004, we redeemed or repurchased in the open market, approximately $46.0 million of senior subordinated notes at an aggregate premium of 105.4% to par value. The $3.4 million pre-tax charge for debt repurchase expenses includes the cash premium to par value and the write-off of deferred costs and original issue discount.

     The financing initiatives we completed this quarter are expected to save approximately $1 million in annual interest expense for fiscal 2005, and more importantly, position us to successfully execute our growth strategy over the next three to five years.

     Our debt-to-capitalization ratio was 22.8% at May 1, 2004, 24.7% at January 31, 2004 and 29.6% at May 3, 2003. We have a stated goal of maintaining our year-end debt to total capitalization ratio in future years in the low 20% range.

Off-Balance Sheet Transactions

     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Business Outlook

     In a press release dated May 17, 2004, which was furnished to the Securities and Exchange Commission on Form 8-K, the Company provided guidance for the full fiscal year and second quarter. The Company increased its expectations for fiscal 2005 earnings per diluted share to approximately $2.20 to $2.25 per diluted share from our earlier stated guidance of $2.18 to $2.22 per diluted share. For the second quarter, historically the Company’s weakest quarter of the year, the Company stated that it is estimating a loss of $0.02 to $0.07 per share, compared with a loss of $0.10 per share in the prior year.

     The change in guidance was predicated on the strength of the Company’s first quarter earnings performance versus its expectations. The following should be taken into consideration related to our guidance:

•	Same-store sales growth of three percent was assumed for the remainder of the fiscal year.

•	Diluted shares outstanding are estimated to be approximately 23 million by the end of the fiscal year.

•	Included in our earnings guidance is approximately $8.5 — $9.0 million pre-tax expense related to stock-based compensation.

•	Not included in the guidance for the full year is a charge of $4.2 million pre-tax, related to the debt repurchase expenses.

     Our actual results in the second quarter and full year are highly dependent on the sales and operating margin performance we are able to achieve. As a result, our estimates are subject to further refinement, which we will provide, if necessary, during the fiscal year.

Other Matters

     On May 10, 2004 the Company announced that Mike Edwards, who has been the Company’s Executive Vice-President of Operations for the last three years, will be leaving the Company at the end of May to become CEO of a West Coast retailer. A search firm has been engaged to conduct a nationwide search to identify qualified candidates to replace Mr. Edwards, and both internal and external candidates are being considered.

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

Critical Accounting Policies

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, in the notes to the consolidated financial statements, Note 1 and the Critical Accounting Policies section.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Purchases of Equity Securities by Jo-Ann Stores, Inc.

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet Be
	Number of	Price	as Part of Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
	Purchased	Share	or Programs	Programs
February 1-28, 2004	1,721	$26.27	753,465	1,396,535
February 29, 2004 – April 3, 2004	50,048	$27.08	803,513	1,346,487
April 4, 2004 – May 1, 2004	11,999	$29.82	815,512	1,334,488

Total	63,768	$27.57	815,512	1,334,488

     In December 1998, the Company’s board of directors authorized a discretionary program that allowed the Company to buy back 2,150,000 common shares. That program does not have a stated expiration date. The total number of shares purchased represent shares repurchased directly from the market, as well as shares repurchased from employees related to the lapse of restricted shares and employee stock options used to satisfy related tax withholding requirements.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

10.1	Fourth Amendment to Credit Agreement dated April 16, 2004 by and among Jo-Ann Stores, Inc., as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Group, Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Finance LLC, National City Commercial Finance, Inc. and The CIT Group / Business Credit, Inc. as Co-Agents (filed as an Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

     b) Reports on Form 8-K

     The Company furnished a Current Report on Form 8-K dated February 5, 2004 to report the issuance of a press release announcing that it has commenced a cash tender offer to purchase all of its outstanding 10 3/8% Senior Subordinated Notes due 2007 and consent solicitation to amend the related Note Indenture. The Company also announced its net sales for the four weeks, thirteen weeks and fiscal year ended January 31, 2004.

     The Company furnished a Current Report on Form 8-K dated March 4, 2004 to report the issuance of a press release announcing its net sales for its first four weeks of the fiscal year as of February 28, 2004.

     The Company furnished a Current Report on Form 8-K dated March 8, 2004 to report the issuance of a press release announcing its earnings for the fiscal year ended January 31, 2004.

     The Company furnished a Current Report on Form 8-K dated April 8, 2004 to report the issuance of a press release announcing its net sales for the five and nine weeks of the fiscal year as of April 3, 2004.

     The Company furnished a Current Report on Form 8-K dated May 10, 2004, to announce that its Executive Vice President of Operations, Mike Edwards, will be leaving the Company at the end of May to join a West Coast retailer as its President and CEO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.

DATE: June 10, 2004	/s/ Alan Rosskamm

Alan Rosskamm,
President and Chief Executive Officer

/s/ Brian P. Carney

Brian P. Carney,
Executive Vice President and Chief Financial Officer