Form 10-Q
period 2004-07-31
JO-ANN STORES INC
filed 2004-09-09
CIK 34151

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

Commission File No. 1-6695

JO-ANN STORES, INC.

(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 656-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒ No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of September 3, 2004: 22,605,211

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended July 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	July 31,	January 31,	August 2,
	2004	2004	2003
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17.7	$17.4	$16.1
Inventories	508.4	404.6	471.6
Deferred income taxes	24.6	25.0	27.9
Prepaid expenses and other current assets	19.9	23.5	18.7

Total current assets	570.6	470.5	534.3
Property, equipment and leasehold improvements, net	204.5	203.2	190.4
Goodwill, net	26.5	26.5	26.5
Other assets	10.4	7.5	14.1

Total assets	$812.0	$707.7	$765.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$176.0	$122.0	$172.3
Accrued expenses	55.2	76.1	56.1

Total current liabilities	231.2	198.1	228.4
Long-term debt	161.7	113.7	190.5
Deferred income taxes	39.4	39.4	37.2
Other long-term liabilities	12.3	10.3	9.8
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,136,822; 25,603,035 and 25,339,295 shares, respectively	1.3	1.3	1.3
Additional paid-in capital	144.1	129.0	121.3
Retained earnings	266.0	258.8	219.7
Accumulated other comprehensive loss	(0.8)	(1.6)	(2.1)

	410.6	387.5	340.2
Treasury stock, at cost, 3,743,330; 3,774,800 and 3,768,168 shares, respectively	(43.2)	(41.3)	(40.8)

Total shareholders’ equity	367.4	346.2	299.4

Total liabilities and shareholders’ equity	$812.0	$707.7	$765.3

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	(Dollars in millions, except share and per share data)
Net sales	$371.0	$359.2	$775.9	$734.0
Cost of sales	189.1	186.6	395.0	380.9

Gross margin	181.9	172.6	380.9	353.1
Selling, general and administrative expenses	160.8	158.8	326.0	311.9
Store pre-opening and closing costs	4.6	2.6	7.5	4.7
Depreciation and amortization	9.9	8.9	19.6	17.9
Stock-based compensation expense	2.0	1.6	4.0	2.9
Debt repurchase expenses	—	—	4.2	3.4

Operating profit	4.6	0.7	19.6	12.3
Interest expense, net	3.8	4.2	7.9	9.2

Income (loss) before income taxes	0.8	(3.5)	11.7	3.1
Income tax provision (benefit)	0.3	(1.3)	4.5	1.2

Net income (loss)	$0.5	$(2.2)	$7.2	$1.9

Net income (loss) per common share – basic	$0.02	$(0.10)	$0.33	$0.09

Net income (loss) per common share – diluted	$0.02	$(0.10)	$0.32	$0.09

Weighted average shares outstanding (in thousands):
Basic	22,149	21,552	21,976	21,400

Diluted	22,877	21,552	22,771	21,856

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	July 31,	August 2,
	2004	2003
	(Dollars in millions)
Net cash flows used for operating activities:
Net income	$7.2	$1.9
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	19.6	17.9
Stock-based compensation expense	4.0	2.9
Tax benefit on stock benefit plan awards	4.2	1.3
Amortization of deferred financing costs	0.9	0.8
Loss on disposal of fixed assets	0.8	0.2
Loss associated with purchase of senior subordinated notes	4.2	3.4
Changes in operating assets and liabilities:
Increase in inventories	(103.8)	(108.5)
Increase in accounts payable	54.0	42.4
Decrease in accrued expenses	(20.9)	(19.8)
Other, net	5.7	0.5

Net cash used for operating activities	(24.1)	(57.0)
Net cash flows used for investing activities:
Capital expenditures	(21.6)	(18.5)

Net cash used for investing activities	(21.6)	(18.5)
Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.0	—
Purchase of 10 3/8% senior subordinated notes	(66.6)	(48.4)
Net change in revolving credit facility	12.4	73.5
Proceeds from stock benefit plans	7.1	3.7
Other, net	(3.9)	(0.4)

Net cash provided by financing activities	46.0	28.4

Net increase (decrease) in cash and cash equivalents	0.3	(47.1)
Cash and cash equivalents at beginning of period	17.4	63.2

Cash and cash equivalents at end of period	$17.7	$16.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.8	$10.8
Income taxes, net of refunds	19.6	4.3

See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 — Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer operating 863 retail stores in 47 states at July 31, 2004. The 766 traditional stores and 97 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

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

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of August 2, 2003 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for the interim periods presented.

Note 2 — Debt Refinancing

     On February 26, 2004, the Company completed the placement of $100 million of 7.5% senior subordinated notes due 2012. Net proceeds from the offering of $97.0 million were used to repurchase $39.2 million of 10 3/8% senior subordinated notes due 2007 that were tendered as part of the refinancing, as well as the remaining $25.2 million in 10 3/8% senior subordinated notes that remained outstanding on May 1, 2004, the date when their call premium was reduced, and for general corporate purposes. As a result of the repurchase, the Company incurred a $4.2 million charge primarily for the premium paid to repurchase the 10 3/8% senior subordinated notes and to write-off the remaining deferred debt costs.

     On April 16, 2004, the Company amended and extended the expiration date of its senior credit facility originally entered into in April 2001 and led by Fleet Retail Group, Inc. The senior credit facility, as amended, is a $350.0 million revolver that expires April 30, 2009. The prior credit facility provided for a $325.0 million revolver and a $40.0 million term loan, and would have expired on April 30, 2005. The amended credit facility is secured by a first priority perfected security interest in inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Interest on borrowings under the amended credit facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR’’) plus 1.25% to 2.00%, depending on the level of excess availability (as defined in the amended credit facility) that is maintained. At July 31, 2004, interest on borrowings under the amended credit facility was calculated at LIBOR plus 1.25%. The credit facility, as amended, contains a sub-limit for letters of credit of $200.0 million.

Note 3 — Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effect of the assumed exercise of dilutive stock awards under the treasury stock method.

     The following table presents information necessary to calculate basic and diluted earnings per common share for the periods presented (shares in thousands).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic commmon shares	22,149	21,552	21,976	21,400
Incremental shares from assumed exercise of stock options	627	—	698	456
Incremental restricted shares	101	—	97	—

Diluted basic common shares	22,877	21,552	22,771	21,856

     Not included in the computation of diluted earnings per share were certain stock options that would have been anti-dilutive to the earnings per share calculation. For the second quarter of fiscal 2005 and fiscal 2004, 51,266 and 3,250,131 stock awards, respectively, were excluded. For the fiscal 2005 and 2004 year-to-date periods, 28,766 and 281,308 stock awards, respectively, were excluded.

Note 4 — Store Closing Charges

     The Company is pursuing a growth strategy that is driven by the replacement of its traditional stores with superstores. In addition, the Company continually reviews the productivity of its store base, actively manages its real estate to preserve maximum flexibility in lease terms, and closes locations that do not meet certain financial performance thresholds. Through the first half of the fiscal year, the Company opened 11 new superstores and one traditional store, and it closed 41 traditional stores.

     The charges to the statement of operations for the year-to-date period ending July 31, 2004 related to store closings and a roll-forward of the store closing reserve balances from January 31, 2004 is summarized in the following table.

	Non-cancelable lease	Asset	Other
Dollars in millions	obligations	Impairments	Costs	Total
Balance at January 31, 2004	$1.8	$—	$1.0	$2.8
Amounts charged to income	0.7	0.7	2.9	4.3
Utilization:
Cash	(1.4)	—	(2.7)	(4.1)
Non-Cash	—	(0.7)	—	(0.7)

Balance at July 31, 2004	$1.1	$—	$1.2	$2.3

     Store closing costs, as well as the pre-opening costs of new store activity, are reported in the statement of operations in the line item “Store pre-opening and closing costs.”

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

     At July 31, 2004, the Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72% that expires on April 30, 2005. The interest rate swap agreement requires the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

     Other comprehensive income includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income consists of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 2,	July 31,	August 2,
Dollars in millions	2004	2003	2004	2003
Net income (loss)	$0.5	$(2.2)	$7.2	$1.9
Other comprehensive income, net of tax	0.4	0.4	0.8	0.5

Comprehensive income (loss)	$0.9	$(1.8)	$8.0	$2.4

Note 6 — Shareholders’ Equity

     The Company has various stock-based compensation plans that it utilizes as long-term compensation for its Board of Directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under the 401(k) savings plan.

     In fiscal 2005, the Company implemented changes in its long-term compensation for employees, which it believes will help the Company continue to attract and retain the best employees, and better align employee interests with those of its shareholders. Annual grants to employees are now being made in restricted stock awards instead of stock options. The award of restricted stock offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that provide employees the right to purchase stock at a set price. Stock options continue to be awarded to new employees and employees who are promoted into certain management positions.

     Early this year, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of the Company’s employees that serves as both a retention vehicle and is coupled with performance awards. The base and performance awards vest 50% at the end of three years, with the remaining 50% vesting at the end of the fourth year. The base award consisted of approximately 187,000 restricted shares. The performance-based award provides the potential to receive up to three-times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on achieving certain performance criteria that are measured at the end of the third year.

     During the first half of fiscal 2005, shares outstanding increased by 565,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock
	(Shares in thousands)		(Dollars in millions)
Balance, January 31, 2004	21,828	3,775	$1.3	$129.0	$(41.3)
Exercise of stock options	608	(105)	—	5.3	0.6
Purchase of common stock	(91)	91	—	—	(2.5)
Issuance of treasury shares	18	(18)	—	0.4	—
Associate stock ownership plan	59	—	—	1.2	—
Tax benefit on equity compensation	—	—	—	4.2	—
Stock-based compensation	(29)	—	—	4.0	—

Year-to-date activity	565	(32)	—	15.1	(1.9)

Balance, July 31, 2004	22,393	3,743	$1.3	$144.1	$(43.2)

Note 7 — Recent Accounting Pronouncements

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. The Company adopted FIN 46 during its fiscal 2005 first quarter. The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

Note 8 — Consolidating Financial Statements (Unaudited)

     The Company’s 7.5% senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of July 31, 2004 and January 31, 2004 and for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 are as follows:

Consolidating Balance Sheets
July 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$14.8	$2.9	$—	$17.7
Inventories	173.4	335.0	—	508.4
Deferred income taxes	19.0	5.6	—	24.6
Prepaid expenses and other current assets	13.5	6.4	—	19.9

Total current assets	220.7	349.9	—	570.6
Property, equipment and leasehold improvements, net	81.1	123.4	—	204.5
Goodwill, net	—	26.5	—	26.5
Other assets	9.0	1.4	—	10.4
Investment in subsidiaries	70.7	—	(70.7)	—
Intercompany receivable	379.3	—	(379.3)	—

Total assets	$760.8	$501.2	$(450.0)	$812.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$148.2	$27.8	$—	$176.0
Accrued expenses	56.9	(1.7)	—	55.2

Total current liabilities	205.1	26.1	—	231.2
Long-term debt	161.7	—	—	161.7
Deferred income taxes	18.8	20.6	—	39.4
Other long-term liabilities	7.8	4.5	—	12.3
Intercompany payable	—	379.3	(379.3)	—
Shareholders’ equity:
Preferred stock	—	—	—	—
Common stock	1.3	—	—	1.3
Additional paid-in capital	144.1	—	—	144.1
Retained earnings	266.0	70.7	(70.7)	266.0
Accumulated other comprehensive loss	(0.8)	—	—	(0.8)

	410.6	70.7	(70.7)	410.6
Treasury stock, at cost	(43.2)	—	—	(43.2)

Total shareholders’ equity	367.4	70.7	(70.7)	367.4

Total liabilities and shareholders’ equity	$760.8	$501.2	$(450.0)	$812.0

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

Note 8 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirteen Weeks Ended July 31, 2004 and August 2, 2003

	July 31, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$197.9	$296.7	$(123.6)	$371.0
Cost of sales	117.1	195.6	(123.6)	189.1

Gross margin	80.8	101.1	—	181.9
Selling, general and administrative expenses	79.0	81.8	—	160.8
Store pre-opening and closing costs	2.0	2.6	—	4.6
Depreciation and amortization	4.0	5.9	—	9.9
Stock-based compensation expense	2.0	—	—	2.0
Debt repurchase expenses	—	—	—	—

Operating profit (loss)	(6.2)	10.8	—	4.6
Interest expense, net	1.6	2.2	—	3.8

Income (loss) before income taxes	(7.8)	8.6	—	0.8
Income tax provision (benefit)	(3.0)	3.3	—	0.3

Income (loss) before equity income	(4.8)	5.3	—	0.5
Equity income from subsidiaries	5.3	—	(5.3)	—

Net income	$0.5	$5.3	$(5.3)	$0.5

	August 2, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$195.4	$295.0	$(131.2)	$359.2
Cost of sales	120.8	197.0	(131.2)	186.6

Gross margin	74.6	98.0	—	172.6
Selling, general and administrative expenses	80.6	78.2	—	158.8
Store pre-opening and closing costs	1.6	1.0	—	2.6
Depreciation and amortization	3.2	5.7	—	8.9
Stock-based compensation expense	1.6	—	—	1.6
Debt repurchase expenses	—	—	—	—

Operating profit (loss)	(12.4)	13.1	—	0.7
Interest expense, net	1.7	2.5	—	4.2

Income (loss) before income taxes	(14.1)	10.6	—	(3.5)
Income tax benefit	(1.2)	(0.1)	—	(1.3)

Income (loss) before equity income	(12.9)	10.7	—	(2.2)
Equity income from subsidiaries	10.7	—	(10.7)	—

Net income (loss)	$(2.2)	$10.7	$(10.7)	$(2.2)

Note 8 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003

	July 31, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$418.3	$609.0	$(251.4)	$775.9
Cost of sales	245.9	400.5	(251.4)	395.0

Gross margin	172.4	208.5	—	380.9
Selling, general and administrative expenses	162.5	163.5	—	326.0
Store pre-opening and closing costs	3.1	4.4	—	7.5
Depreciation and amortization	8.0	11.6	—	19.6
Stock-based compensation expense	4.0	—	—	4.0
Debt repurchase expenses	4.2	—	—	4.2

Operating profit (loss)	(9.4)	29.0	—	19.6
Interest expense, net	3.6	4.3	—	7.9

Income (loss) before income taxes	(13.0)	24.7	—	11.7
Income tax provision (benefit)	(5.0)	9.5	—	4.5

Income (loss) before equity income	(8.0)	15.2	—	7.2
Equity income from subsidiaries	15.2	—	(15.2)	—

Net income	$7.2	$15.2	$(15.2)	$7.2

	August 2, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$400.9	$581.5	$(248.4)	$734.0
Cost of sales	243.6	385.7	(248.4)	380.9

Gross margin	157.3	195.8	—	353.1
Selling, general and administrative expenses	158.4	153.5	—	311.9
Store pre-opening and closing costs	2.4	2.3	—	4.7
Depreciation and amortization	6.5	11.4	—	17.9
Stock-based compensation expense	2.9	—	—	2.9
Debt repurchase expenses	3.4	—	—	3.4

Operating profit (loss)	(16.3)	28.6	—	12.3
Interest expense, net	3.9	5.3	—	9.2

Income (loss) before income taxes	(20.2)	23.3	—	3.1
Income tax provision (benefit)	1.4	(0.2)	—	1.2

Income (loss) before equity income	(21.6)	23.5	—	1.9
Equity income from subsidiaries	23.5	—	(23.5)	—

Net income	$1.9	$23.5	$(23.5)	$1.9

Note 8 — Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003

	July 31, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net cash (used for) provided by operating activities	$(36.2)	$12.1	$—	$(24.1)
Net cash flows used for investing activities:
Capital expenditures	(9.3)	(12.3)	—	(21.6)

Net cash used for investing activities	(9.3)	(12.3)	—	(21.6)
Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.0	—	—	97.0
Purchase of 10 3/8% senior subordinated notes	(66.6)	—	—	(66.6)
Net change in revolving credit facility	12.4	—	—	12.4
Proceeds from stock benefit plans	7.1	—	—	7.1
Other, net	(3.9)	—	—	(3.9)

Net cash provided by financing activities	46.0	—	—	46.0

Net increase (decrease) in cash and cash equivalents	0.5	(0.2)	—	0.3
Cash and cash equivalents at beginning of period	14.3	3.1	—	17.4

Cash and cash equivalents at end of period	$14.8	$2.9	$—	$17.7

	August 2, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net cash (used for) provided by operating activities	$(67.1)	$10.1	$—	$(57.0)
Net cash flows used for investing activities:
Capital expenditures	(8.3)	(10.2)	—	(18.5)

Net cash used for investing activities	(8.3)	(10.2)	—	(18.5)
Net cash flows provided by financing activities:
Purchase of 10 3/8% senior subordinated notes	(48.4)	—	—	(48.4)
Net change in revolving credit facility	73.5	—	—	73.5
Proceeds from stock benefit plans	3.7	—	—	3.7
Other, net	(0.4)	—	—	(0.4)

Net cash provided by financing activities	28.4	—	—	28.4

Net decrease in cash	(47.0)	(0.1)	—	(47.1)
Cash and cash equivalents at beginning of period	60.2	3.0	—	63.2

Cash and cash equivalents at end of period	$13.2	$2.9	$—	$16.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s Form 10-K Annual Report to Shareholders for the fiscal year ended January 31, 2004. The financial information presented for the second quarter and year-to-date of fiscal 2004 has been reclassified for certain amounts to conform to the fiscal 2005 presentation.

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

     Our strategy is to grow by replacing many of our existing traditional stores with superstores over time. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection—sewing, crafting, framing, seasonal, floral and home décor accessories—all under one roof. On average we close 1.3 nearby traditional stores for every superstore that we open. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our share of the market.

     As of July 31, 2004, we operated 863 stores in 47 states (766 traditional stores and 97 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average 14,500 square feet and generated net sales per store of approximately $1.5 million in fiscal 2004. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores opened prior to fiscal 2003 average 45,000 square feet and generated net sales per store of approximately $6.0 million in fiscal 2004. Our current superstore prototype averages 35,000 square feet. We opened 11 of these new prototype superstores in the first half of fiscal 2005 and at the end of the second quarter, we had 25 prototype superstores in operation.

Executive Overview

     Through the first two quarters of fiscal 2005, we have continued to improve upon our fiscal 2004 performance. We have delivered 13 consecutive quarters of positive same-store sales increases. We continue to execute well on our strategic initiatives of opening our new 35,000 square foot prototype superstores, improving margins, and improving the productivity of our store base.

     Our financial performance for the second quarter of fiscal 2005 improved from the second quarter of fiscal 2004. Highlights of the second quarter are as follows:

•	Net sales increased 3.3% to $371.0 million. Same-store sales increased 3.1% versus a 2.4% same-store sales increase for the second quarter last year.

•	We expanded our gross margin rate by 90 basis points, to 49.0% of net sales this quarter versus 48.1% for the second quarter last year, continuing a trend we established in the third quarter of last year. We have generated a positive same-store sales increase while improving our gross margin rate for four consecutive quarters. This improvement was driven by a comprehensive strategy we have been pursuing to be less promotional.

•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, improved 90 basis points as a rate to net sales from 44.2% in the second quarter last year to 43.3% this year. SG&A benefited from a $1.9 million payment received related to the early termination of a store lease at the request of a landlord, which accounted for 50 basis points of the improvement in SG&A during the quarter.

•	Net income was $0.02 per diluted share, versus a net loss of $0.10 per share last year.

•	We opened three of our new 35,000 square foot superstores in the second quarter, and we had 25 of these prototype superstores in operation at the end of the second quarter.

Results of Operations

     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Thirteen		Twenty-Six Weeks
	Weeks Ended		Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	49.0%	48.1%	49.1%	48.1%
Selling, general and administrative expenses	43.3%	44.2%	42.0%	42.5%
Store pre-opening and closing costs	1.3%	0.7%	1.0%	0.6%
Depreciation and amortization	2.7%	2.5%	2.5%	2.4%
Stock-based compensation expense	0.5%	0.5%	0.5%	0.4%
Debt repurchase expenses	—	—	0.6%	0.5%

Operating profit	1.2%	0.2%	2.5%	1.7%

Comparison of the Thirteen Weeks Ended July 31, 2004 and August 2, 2003

     Net sales for the second quarter of fiscal 2005 increased 3.3%, or $11.8 million, to $371.0 million from $359.2 million in the prior year. Net sales from stores open one year or more (“same-store sales”) accounted for the majority of the overall net sales increase, increasing 3.1% compared with a same-store sales increase of 2.4% for the prior year second quarter. We operated fewer stores in the second quarter versus a year ago. The Company’s total store count at the end of the quarter was down 46 units, or 5.1% from last year’s second quarter; however, the number of superstores in operation increased to 97 from 83 in last year’s second quarter. Total store square footage decreased 1.5% from last year’s second quarter. The 97 superstores in operation accounted for approximately 30% of total net sales for the second quarter.

     By store format, our same-store sales performance for traditional stores increased 4.6% versus a same-store sales increase of 2.2% for the prior year second quarter. Same-store sales for superstores decreased 0.6% for the quarter versus a same-store sales increase of 3.0% for the prior year second quarter. In both store formats, average ticket dollars increased, with customer traffic down 2% in traditional stores and 5% in superstores. Our strategy to be less promotional, which has benefited our realized selling margins, has had a larger negative impact on superstore sales than traditional store sales because of our multiple vehicle advertising strategy (direct mail and newspaper inserts) in superstores. With the exception of our finished seasonal business, which represented approximately 12% of total net sales in the second quarter, all of our major product categories experienced growth in same-store gross margin dollars, through positive same-store sales growth and/or improved selling margin rates during the quarter.

     As a percent of net sales, gross margin was 49.0% for the second quarter of fiscal 2005 compared with 48.1% for the same quarter a year earlier, an improvement of 90 basis points. This was our fourth consecutive quarter of year-over-year improvement in gross margin rate. This is primarily attributable to our strategy to be less promotional. This change in strategy had a more favorable impact on superstores than traditional stores during the second quarter.

     SG&A expenses, excluding other expenses separately identified in the statement of operations, were $160.8 million in the second quarter compared with $158.8 million in the prior year second quarter. As a percentage of net sales, SG&A expenses improved to 43.3% of net sales from 44.2% of net sales in the second quarter of last year. Fifty basis points of this improvement is due to net proceeds of $1.9 million, pre-tax, related to an early termination of a store lease at the request of the landlord. Higher distribution costs, due to a higher level of merchandise purchases during the second quarter, were more than offset by leverage gained in administrative expenses.

     Store pre-opening and closing costs increased $2.0 million during the second quarter of fiscal 2005, to $4.6 million resulting from a higher level of real estate activity than in the prior year. As a percentage of net sales, store pre-opening and closing costs increased to 1.3% of net sales from 0.7% last year. As we continue to increase the number of new store openings, we expect our store pre-opening and closing costs to increase. On average, we close 1.3 traditional stores for every superstore that we open. For the full fiscal year, our store pre-opening and closing costs are projected at $18 million, pre-tax, versus $10.9 million last year.

     Depreciation and amortization expense increased $1.0 million to $9.9 million from $8.9 million, primarily due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” which we adopted in the first quarter of fiscal 2004, and the amortization of the value of restricted stock granted to employees. Last year we reported the amortization of restricted stock in depreciation and amortization. Stock-based compensation expense was $2.0 million for the second quarter of fiscal 2005, compared with $1.6 million in the same period last year. Stock-based compensation expense, consisting of both stock option related expense and restricted stock amortization is estimated at approximately $8.5 to $9.0 million, pre-tax, for the full 2005 fiscal year versus $6.4 million last year.

     In early fiscal 2005, we implemented changes in our long-term compensation for management employees that we believe will help us continue to attract and retain the best management employees, and to better align employee interests with those of our shareholders. Annual grants to employees are generally being made in restricted stock awards rather than stock options. The award of restricted stock offers employees the opportunity to earn shares of our stock over time, rather than options that provide employees the right to purchase stock at a set price. Stock options continue to be awarded to new employees and employees who are promoted into certain management positions.

     Early this year, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of our employees that serves as both a retention vehicle and is coupled with performance awards. The base and performance awards vest 50% at the end of three years, with the remaining 50% vesting at the end of the fourth year. The base award consisted of approximately 187,000 restricted shares. The performance-based award provides the potential to receive up to three-times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on achieving certain performance criteria that are measured at the end of the third year.

     Interest expense in the second quarter of fiscal 2005 decreased $0.4 million to $3.8 million from $4.2 million in the second quarter of fiscal 2004. The decrease is attributable primarily to a lower all-in average borrowing rate, although our average debt levels also were lower at $141 million during the second quarter of fiscal 2005 compared with $148 million in the prior year second quarter.

     Our effective income tax rate for the second quarter of fiscal 2005 was 38.5% versus 38.0% in the second quarter of the prior year. For the full fiscal year, our effective tax rate is estimated at 38.5%.

Comparison of the Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003

     Net sales for the first two quarters of fiscal 2005 increased 5.7%, or $41.9 million, to $775.9 million from $734.0 million in the prior year. Same-store sales accounted for the majority of the overall net sales increase, increasing 4.9% compared with a same-store sales increase of 2.5% for the prior year. We operated fewer stores versus a year ago. The Company’s total store count at the end of the quarter was down 46 units, or 5.1% from last year’s second quarter; however, the number of superstores in operation increased to 97 from 83 in last year’s second quarter. Total store square footage decreased 1.5% from last year’s second quarter. The 97 superstores in operation accounted for approximately 30% of the total net sales for the second quarter year-to-date.

     By store format, our same-store sales performance for traditional stores increased 6.1% versus a same-store sales increase of 2.5% for the prior year second quarter year-to-date. Same-store sales for superstores increased 1.7% versus a same-store sales increase of 2.6% for the prior year second quarter year-to-date. In both store formats, the increase was entirely due to an increased average ticket, with customer traffic down 1% in traditional stores and 2% in superstores. Our strategy to be less promotional, which has benefited our realized selling margins, has had a larger negative impact on superstore sales than traditional sales because of our multiple vehicle advertising strategy (direct mail and newspaper inserts) in superstores. Other than our finished seasonal business, all of our major product categories experienced growth in same-store gross margin dollars, through positive same-store sales growth and/or improved selling margin rate during the year-to-date period. Our finished seasonal business, representing approximately 11% of net sales for the second quarter year-to-date, was down 7% on a same-store sales basis.

     As a percent of net sales, gross margin was 49.1% for the first two quarters of fiscal 2005 compared with 48.1% for the same period a year earlier, an improvement of 100 basis points due to our less promotional strategy. As addressed above, the superstore same-store sales results were more significantly impacted due to this less promotional strategy. The positive result is that while our overall gross margin rate improved 100 basis points, the gross margin rate improvement in superstores is approximately 180 basis points year-to-date, while traditional stores improved approximately 60 basis points year-to-date.

     SG&A expenses, excluding other expenses separately identified in the statement of operations, were $326.0 million in the first two quarters of fiscal 2005 versus $311.9 million in the prior year. As a percentage of net sales, SG&A expenses improved to 42.0% of net sales from 42.5% last year. Twenty-five basis points of this improvement is due to net proceeds of $1.9 million, pre-tax, related to an early termination of a store lease at the request of the landlord. Higher distribution costs related to a higher level of merchandise purchases during the first half of the year, were offset by leverage gained in certain administrative expenses.

     Store pre-opening and closing costs increased $2.8 million year-to-date during the first two quarters of fiscal 2005, to $7.5 million reflecting the increased level of real estate activity year over year. We opened 11 superstores and one traditional store and closed 41 stores during the first two quarters of fiscal 2005. This compares with nine superstore openings, two traditional store openings, and 21 closings in the same period in the prior year. As a percentage of net sales, store pre-opening and closing costs increased to 1.0% of net sales from 0.6% last year. As we continue to increase the number of new store openings, we expect our store pre-opening and closing costs to increase. For the full fiscal year, our store pre-opening and closing costs are projected at $18 million, pre-tax, versus $10.9 million last year.

     Depreciation and amortization expense increased $1.7 million to $19.6 million in the first two quarters of fiscal 2005 from $17.9 million last year, primarily due to the increased level of capital expenditures year-over-year.

     Stock-based compensation expense was $4.0 million for the first half of fiscal 2005, compared with $2.9 million in the same period last year. Stock-based compensation expense, consisting of both stock option related expense and restricted stock amortization is estimated at approximately $8.5 to $9.0 million, pre-tax, for the full 2005 fiscal year versus $6.4 million in fiscal 2004.

     Debt repurchase expenses were $4.2 million for the second quarter year-to-date compared with $3.4 million in the prior year. The fiscal 2005 charge represents the premium paid to repurchase $64.4 million of 10 3/8% senior subordinated notes and write-off the related deferred financing costs. We have been de-leveraging our balance sheet over the last three years, and as a consequence, we have been recording charges related to the early repayment of debt. Our capital financing initiatives were completed in the first quarter of fiscal 2005, which is discussed further below under “Liquidity and Capital Resources.” During the first quarter of fiscal 2004, we redeemed or repurchased in the open market, approximately $46.0 million of senior subordinated notes at an aggregate premium of 105.4% to par value, and we recorded a $3.4 million pre-tax charge for debt repurchase expenses including the cash premium to par value and the write-off of deferred financing costs and original issue discount.

     Interest expense in the first two quarters of fiscal 2005 decreased $1.3 million to $7.9 million from $9.2 million in the same period in the prior year. The decrease is attributable to a decrease in our average debt levels between years and a lower all-in average borrowing rate. Our average debt levels year-to-date in fiscal 2005 were $143 million compared with $153 million for the same period in fiscal 2004.

     Our effective income tax rate for fiscal 2005 was 38.5% versus 38.0% in the prior year. For the full fiscal year, our effective tax rate is estimated at 38.5%.

Liquidity and Capital Resources

     We believe that our credit facility, coupled with cash on hand and internally generated cash flows from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

     During the first quarter, we completed certain capital financing initiatives. In February, we issued $100 million of 7.5% senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10 3/8% senior subordinated notes that were outstanding at the beginning of the year. In April, we amended our $365 million bank credit facility, extending the term until May 2009 and reducing the commitment to $350 million. These financing initiatives are expected to save approximately $1 million in annual interest expense for fiscal 2005, and more importantly, position us to successfully execute our growth strategy over the next three to five years.

     Cash and cash equivalents increased $0.3 million during fiscal 2005 to $17.7 million as of July 31, 2004.

     Net cash used for operating activities was $24.1 million in fiscal 2005 compared with $57.0 million in fiscal 2004. Cash flows provided by operating activities, before changes in operating assets and liabilities, were $40.9 million in fiscal 2005 versus $28.4 million generated in fiscal 2004.

     Inventories, net of payable support, increased $49.8 million, compared with an increase of $66.1 million in fiscal 2004. Inventory typically builds during the first three quarters of the fiscal year, as we prepare for the peak selling season in the fourth quarter. Substantially all of the increase in inventories was in core product categories such as scrapbooking and fabric, which have experienced solid net sales performances. We believe we have properly invested in these areas, and that we are well positioned for our second half merchandising initiatives.

     Net cash used for investing activities, totaled $21.6 million in fiscal 2005 compared with $18.5 million in fiscal 2004 and consisted entirely of capital spending for both periods. We continue to anticipate capital expenditures for the full fiscal year 2005 to be approximately $70 to $75 million. The increase in capital spending over the prior year is attributable to increased store opening activity and the replacement of the point-of-sale systems in our superstores. During the first two quarters of fiscal 2005, we opened 11 superstores and one larger traditional store and closed 41 traditional stores.

     For the full fiscal year, we expect to open 29 superstores and two larger traditional stores. Of the 18 superstores yet to be opened, all are scheduled to open in the third quarter. For the full fiscal year, we expect to close approximately 70 traditional stores, about 40 related to the superstore openings and 30 that are performance related. Of these expected 70 store closings, 41 stores were closed in the first two quarters of fiscal 2005.

     Net cash provided by financing activities was $46.0 million during fiscal 2005 compared with $28.4 million during fiscal 2004. Debt borrowings were $161.7 million at the end of the second quarter, which represents an increase of $48.0 million from the beginning of the year and a decrease of $28.8 million from the same period in the prior year. As of July 31, 2004, the Company had the ability to borrow up to an additional $191.3 million under the Credit Facility.

     Our debt-to-capitalization ratio was 30.6% at July 31, 2004, 24.7% at January 31, 2004 and 38.9% at August 2, 2003. We have a stated goal of maintaining our year-end debt to total capitalization ratio in future years in the low 20% range.

Off-Balance Sheet Transactions

     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Business Outlook

     In a press release dated August 16, 2004, which was furnished to the Securities and Exchange Commission on Form 8-K, the Company provided guidance for the full fiscal year and third quarter of fiscal 2005. The Company increased its expectations for fiscal 2005 to approximately $2.25 to $2.30 per diluted share from its earlier stated guidance of $2.20 to $2.25 per diluted share. For the third quarter, the Company stated that it is estimating earnings of $0.47 to $0.52 per diluted share, compared with earnings of $0.54 per diluted share in the prior year. The decrease in expected earnings per share in the third quarter is due to a special 60th Anniversary promotion that was beneficial to last year’s third quarter results which is not being repeated in the current year.

     The change in guidance was predicated on the strength of the Company’s second quarter earnings performance versus its expectations. The following should be taken into consideration related to our guidance:

•	Same-store sales growth of three percent was assumed for the remainder of the fiscal year.

•	Diluted shares outstanding are estimated to be approximately 23 million by the end of the fiscal year.

•	Included in our earnings guidance is approximately $8.5 — $9.0 million pre-tax expense related to stock-based compensation.

•	Not included in the guidance for the full year is a charge of $4.2 million, pre-tax, related to debt repurchase expenses that were recorded in the first quarter.

     Our actual results in the third quarter and full year are highly dependent on the net sales and operating margin performance we are able to achieve. As a result, our estimates are subject to further refinement, which we will provide, if necessary, during the fiscal year.

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

Critical Accounting Policies

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our fiscal 2004 Annual Report on Form 10-K, in the notes to the consolidated financial statements, Note 1 and the Critical Accounting Policies section.

Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-

looking statements, which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Purchases of Equity Securities by the Company and Affiliated Purchasers.

Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs
May 2-29, 2004	10,857	$27.18	826,369	1,323,631
May 30, 2004 – July 3, 2004	15,229	$28.57	841,598	1,308,402
July 4-31, 2004	715	$27.67	842,313	1,307,687

Total	26,801	$27.98	842,313	1,307,687

     In December 1998, the Company’s Board of Directors authorized a discretionary program that allowed the Company to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to the lapse of restricted shares and employee stock options used to satisfy related tax withholding requirements.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

a)	An Annual Meeting of Shareholders of the Company was held on June 10, 2004.

b)	Ira Gumberg and Patricia Morrison were elected to the Board of Directors in the class whose term of office expires in 2007.

c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

Nominee	Votes For	Votes Withheld
Ira Gumberg	13,791,162	6,869,677
Patricia Morrison	19,586,119	1,074,720

     At the Annual Meeting shareholders voted to approve amendments to the Company’s Amended and Restated Code of Regulations that would:

•	reduce from 80% to 66 2/3 % the shareholder vote required for any change in number of directors when not approved in advance by the Company’s Board of Directors, by the following vote:

Votes For	Votes Against	Abstentions
18,111,185	277,539	15,941

•	reduce from 80% to 66 2/3 % the shareholder vote required to alter or eliminate certain shareholder protective measures, including the Company’s staggered board when not approved in advance by the Board of Directors, by the following vote:

Votes For	Votes Against	Abstentions
18,041,142	344,703	18,820

     Also at the Annual Meeting shareholders voted to approve the Material Terms of the Performance Goals Under the Company’s 1998 Incentive Compensation Plan.

Votes For	Votes Against	Abstentions
17,055,108	930,775	317,647

Item 5. Other Information

     None.

Item 6. Exhibits

a)	Exhibits

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.

DATE: September 9, 2004	/s/ Alan Rosskamm

Alan Rosskamm,
President and Chief Executive Officer

/s/ Brian P. Carney

Brian P. Carney,
Executive Vice President and Chief Financial Officer