Form 10-Q
period 2004-10-30
JO-ANN STORES INC
filed 2004-12-07
CIK 34151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of December 3, 2004: 22,762,840.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended October 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	October 30,	January 31,	November 1,
	2004	2004	2003
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$33.7	$17.4	$21.2
Inventories	530.2	404.6	520.3
Deferred income taxes	21.6	25.0	28.9
Prepaid expenses and other current assets	19.1	23.5	23.0

Total current assets	604.6	470.5	593.4
Property, equipment and leasehold improvements, net	213.9	203.2	193.3
Goodwill, net	26.5	26.5	26.5
Other assets	9.7	7.5	9.5

Total assets	$854.7	$707.7	$822.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$167.0	$122.0	$155.9
Accrued expenses	59.7	76.1	65.5

Total current liabilities	226.7	198.1	221.4
Long-term debt	200.0	113.7	237.4
Deferred income taxes	35.5	39.4	37.5
Other long-term liabilities	12.4	10.3	9.9
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,284,562; 25,603,035 and 25,552,227 shares, respectively	1.3	1.3	1.3
Additional paid-in capital	149.5	129.0	126.6
Retained earnings	273.3	258.8	231.7
Accumulated other comprehensive loss	(0.5)	(1.6)	(1.8)

	423.6	387.5	357.8
Treasury stock, at cost, 3,735,102; 3,774,800 and 3,777,496 shares, respectively	(43.5)	(41.3)	(41.3)

Total shareholders’ equity	380.1	346.2	316.5

Total liabilities and shareholders’ equity	$854.7	$707.7	$822.7

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(Dollars in millions, except share and per share data)
Net sales	$448.3	$447.5	$1,224.2	$1,181.5
Cost of sales	234.1	232.4	629.1	613.3

Gross margin	214.2	215.1	595.1	568.2
Selling, general and administrative expenses	180.7	177.0	506.7	488.2
Store pre-opening and closing costs	5.5	2.4	13.0	7.1
Depreciation and amortization	10.2	9.4	29.8	27.3
Stock-based compensation expense	1.9	1.7	5.9	4.6
Debt repurchase and share reclassification expenses	—	0.5	4.2	4.6

Operating profit	15.9	24.1	35.5	36.4
Interest expense, net	4.2	4.7	12.1	13.9

Income before income taxes	11.7	19.4	23.4	22.5
Income tax provision	4.4	7.4	8.9	8.6

Net income	$7.3	$12.0	$14.5	$13.9

Net income per common share – basic	$0.33	$0.55	$0.66	$0.65

Net income per common share – diluted	$0.32	$0.54	$0.64	$0.63

Weighted average shares outstanding (in thousands):
Basic	22,289	21,697	22,077	21,500

Diluted	22,952	22,449	22,828	22,054

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30,	November 1,
	2004	2003
	(Dollars in millions)
Net cash flows used for operating activities:
Net income	$14.5	$13.9
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	29.8	27.3
Stock-based compensation expense	5.9	4.6
Tax benefit on stock benefit plan awards	4.9	2.1
Amortization of deferred financing costs	1.3	1.2
Loss on disposal of fixed assets	2.3	0.4
Loss associated with purchase of senior subordinated notes	4.2	3.4
Changes in operating assets and liabilities:
Increase in inventories	(125.6)	(157.2)
Increase in accounts payable	45.0	26.0
Decrease in accrued expenses	(16.4)	(10.4)
Other, net	5.9	0.2

Net cash used for operating activities	(28.2)	(88.5)
Net cash flows used for investing activities:
Capital expenditures	(42.7)	(31.1)

Net cash used for investing activities	(42.7)	(31.1)
Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.4	—
Purchase of 10 3/8% senior subordinated notes	(66.6)	(48.4)
Net change in revolving credit facility	50.7	120.4
Proceeds from stock benefit plans	9.7	6.3
Other, net	(4.0)	(0.7)

Net cash provided by financing activities	87.2	77.6

Net increase (decrease) in cash and cash equivalents	16.3	(42.0)
Cash and cash equivalents at beginning of period	17.4	63.2

Cash and cash equivalents at end of period	$33.7	$21.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9.9	$15.5
Income taxes, net of refunds	22.6	4.4

See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 - Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer operating 858 retail stores in 47 states at October 30, 2004. The 744 traditional stores and 114 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

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

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of November 1, 2003 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

Note 2 - Debt Refinancing

     On February 26, 2004, the Company completed the placement of $100 million of 7.5% senior subordinated notes due 2012. The 7.5% senior subordinated notes are fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Net proceeds from the offering of $97.4 million were used to repurchase $39.2 million of 10 3/8% senior subordinated notes due 2007 that were tendered as part of the refinancing, as well as the remaining $25.2 million in 10 3/8% senior subordinated notes that remained outstanding on May 1, 2004, the date when their call premium was reduced, and for general corporate purposes. As a result of the repurchase, the Company incurred a $4.2 million charge primarily for the premium paid to repurchase the 10 3/8% senior subordinated notes and to write-off the remaining deferred debt costs.

     On April 16, 2004, the Company amended and extended the expiration date of its senior credit facility originally entered into in April 2001 and led by Fleet Retail Group, Inc. The senior credit facility, as amended, is a $350.0 million revolver that expires April 30, 2009. The prior credit facility provided for a $325.0 million revolver and a $40.0 million term loan, and would have expired on April 30, 2005. The amended credit facility is secured by a first priority perfected security interest in inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Interest on borrowings under the amended credit facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR’’) plus 1.25% to 2.00%, depending on the level of excess availability (as defined in the amended credit facility) that is maintained. At October 30, 2004, interest on borrowings under the amended credit facility was calculated at LIBOR plus 1.25%. The credit facility, as amended, contains a sub-limit for letters of credit of $200.0 million.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Weighted average shares outstanding:
Basic common shares	22,289	21,697	22,077	21,500
Incremental shares from assumed exercise of stock options	553	752	649	554
Incremental restricted shares	110	—	102	—

Diluted common shares	22,952	22,449	22,828	22,054

     Not included in the computation of diluted earnings per share were certain stock options that would have been anti-dilutive to the earnings per share calculation. For the third quarter of fiscal 2005 and fiscal 2004, 100,733 and 62,450 stock awards, respectively, were excluded. For the fiscal 2005 and 2004 year-to-date periods, 52,755 and 208,356 stock awards, respectively, were excluded.

Note 4 - Store Closing Charges

     The Company is pursuing a growth strategy that is driven by the replacement of its traditional stores with superstores. In addition, the Company continually reviews the productivity of its store base, actively manages its real estate to preserve maximum flexibility in lease terms, and closes locations that do not meet certain financial performance thresholds. Through the first three quarters of the fiscal year, the Company opened 29 new superstores and two traditional stores, and it closed 65 traditional stores.

     The charges to the statement of operations for the year-to-date period ending October 30, 2004 related to store closings and a roll-forward of the store closing reserve balances from January 31, 2004 is summarized in the following table.

	Non-cancelable lease	Asset	Other
Dollars in millions	obligations	Impairments	Costs	Total
Balance at January 31, 2004	$1.8	$—	$1.0	$2.8
Amounts charged to income	1.0	2.3	3.7	7.0
Utilization:
Cash	(1.8)	—	(4.3)	(6.1)
Non-Cash	—	(2.3)	—	(2.3)

Balance at October 30, 2004	$1.0	$—	$0.4	$1.4

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

     At October 30, 2004, the Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72% that expires on April 30, 2005. The interest rate swap agreement requires the Company to pay a fixed interest rate while receiving a floating interest rate based on LIBOR. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company has reviewed and designated its interest rate swap agreement as a cash flow hedge and recognizes the fair value of its interest rate swap agreement on the balance sheet. Changes in the fair value of this agreement are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.

     Other comprehensive income includes the effects of derivative transactions accounted for under SFAS No. 133, net of related tax. Comprehensive income consists of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	November 1,	October 30,	November 1,
Dollars in millions	2004	2003	2004	2003
Net income	$7.3	$12.0	$14.5	$13.9
Other comprehensive income, net of tax	0.3	0.3	1.1	0.8

Comprehensive income	$7.6	$12.3	$15.6	$14.7

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

     Early this year, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of the Company’s employees that serves as both a retention vehicle and is coupled with performance awards. The base and performance awards vest 50% at the end of three years, with the remaining 50% vesting at the end of the fourth year. The base award consisted of approximately

187,000 restricted shares. The performance-based award provides the potential to receive up to three-times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on achieving certain net income performance criteria that are measured at the end of the third year. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period.

     During the first three quarters of fiscal 2005, shares outstanding increased by 721,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock
	(Shares in thousands)		(Dollars in millions)
Balance, January 31, 2004	21,828	3,775	$1.3	$129.0	$(41.3)
Exercise of stock options	728	(119)	—	6.7	0.6
Purchase of common stock	(108)	108	—	—	(3.0)
Issuance of treasury shares	29	(29)	—	0.6	0.2
Associate stock ownership plan	106	—	—	2.4	—
Tax benefit on equity compensation	—	—	—	4.9	—
Stock-based compensation	(34)	—	—	5.9	—

Year-to-date activity	721	(40)	—	20.5	(2.2)

Balance, October 30, 2004	22,549	3,735	$1.3	$149.5	$(43.5)

     As of October 30, 2004, the Company had 2,294,367 stock options outstanding and 358,800 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.

Note 7 - Recent Accounting Pronouncements

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

Note 8 - Consolidating Financial Statements (Unaudited)

     The Company’s 7.5% senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of October 30, 2004 and January 31, 2004 and for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 are as follows:

Consolidating Balance Sheets
October 30, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$30.5	$3.2	$—	$33.7
Inventories	196.2	334.0	—	530.2
Deferred income taxes	17.2	4.4	—	21.6
Prepaid expenses and other current assets	12.3	6.8	—	19.1

Total current assets	256.2	348.4	—	604.6
			—
Property, equipment and leasehold improvements, net	91.2	122.7	—	213.9
Goodwill, net	—	26.5	—	26.5
Other assets	8.2	1.5	—	9.7
Investment in subsidiaries	81.2	—	(81.2)	—
Intercompany receivable	384.9	—	(384.9)	—

Total assets	$821.7	$499.1	$(466.1)	$854.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$153.9	$13.1	$—	$167.0
Accrued expenses	62.3	(2.6)	—	59.7

Total current liabilities	216.2	10.5	—	226.7
Long-term debt	200.0	—	—	200.0
Deferred income taxes	17.5	18.0	—	35.5
Other long-term liabilities	7.9	4.5	—	12.4
Intercompany payable	—	384.9	(384.9)	—
Shareholders’ equity:
Preferred stock	—	—	—	—
Common stock	1.3	—	—	1.3
Additional paid-in capital	149.5	—	—	149.5
Retained earnings	273.3	81.2	(81.2)	273.3
Accumulated other comprehensive loss	(0.5)	—	—	(0.5)

	423.6	81.2	(81.2)	423.6
Treasury stock, at cost	(43.5)	—	—	(43.5)

Total shareholders’ equity	380.1	81.2	(81.2)	380.1

Total liabilities and shareholders’ equity	$821.7	$499.1	$(466.1)	$854.7

Note 8 - Consolidating Financial Statements (Unaudited) – CONTINUED

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

Note 8 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirteen Weeks Ended October 30, 2004 and November 1, 2003

	October 30, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$244.4	$328.0	$(124.1)	$448.3
Cost of sales	149.6	208.6	(124.1)	234.1

Gross margin	94.8	119.4	—	214.2
Selling, general and administrative expenses	88.6	92.1	—	180.7
Store pre-opening and closing costs	3.3	2.2	—	5.5
Depreciation and amortization	4.3	5.9	—	10.2
Stock-based compensation expense	1.9	—	—	1.9
Debt repurchase and share reclassification expenses	—	—	—	—

Operating profit (loss)	(3.3)	19.2	—	15.9
Interest expense, net	1.8	2.4	—	4.2

Income (loss) before income taxes	(5.1)	16.8	—	11.7
Income tax provision (benefit)	(1.9)	6.3	—	4.4

Income (loss) before equity income	(3.2)	10.5	—	7.3
Equity income from subsidiaries	10.5	—	(10.5)	—

Net income	$7.3	$10.5	$(10.5)	$7.3

	November 1, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$244.5	$365.2	$(162.2)	$447.5
Cost of sales	148.1	246.5	(162.2)	232.4

Gross margin	96.4	118.7	—	215.1
Selling, general and administrative expenses	86.5	90.5	—	177.0
Store pre-opening and closing costs	1.1	1.3	—	2.4
Depreciation and amortization	3.7	5.7	—	9.4
Stock-based compensation expense	1.7	—	—	1.7
Debt repurchase and share reclassification expenses	0.5	—	—	0.5

Operating profit	2.9	21.2	—	24.1
Interest expense, net	1.9	2.8	—	4.7

Income before income taxes	1.0	18.4	—	19.4
Income tax benefit	7.4	—	—	7.4

Income (loss) before equity income	(6.4)	18.4	—	12.0
Equity income from subsidiaries	18.4	—	(18.4)	—

Net income	$12.0	$18.4	$(18.4)	$12.0

Note 8 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Operations
Thirty-Nine Weeks Ended October 30, 2004 and November 1, 2003

	October 30, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$662.7	$937.0	$(375.5)	$1,224.2
Cost of sales	395.5	609.1	(375.5)	629.1

Gross margin	267.2	327.9	—	595.1
Selling, general and administrative expenses	251.1	255.6	—	506.7
Store pre-opening and closing costs	6.4	6.6	—	13.0
Depreciation and amortization	12.3	17.5	—	29.8
Stock-based compensation expense	5.9	—	—	5.9
Debt repurchase and share reclassification expenses	4.2	—	—	4.2

Operating profit (loss)	(12.7)	48.2	—	35.5
Interest expense, net	5.4	6.7	—	12.1

Income (loss) before income taxes	(18.1)	41.5	—	23.4
Income tax provision (benefit)	(6.9)	15.8	—	8.9

Income (loss) before equity income	(11.2)	25.7	—	14.5
Equity income from subsidiaries	25.7	—	(25.7)	—

Net income	$14.5	$25.7	$(25.7)	$14.5

	November 1, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$645.4	$946.7	$(410.6)	$1,181.5
Cost of sales	391.7	632.2	(410.6)	613.3

Gross margin	253.7	314.5	—	568.2
Selling, general and administrative expenses	244.2	244.0	—	488.2
Store pre-opening and closing costs	3.5	3.6	—	7.1
Depreciation and amortization	10.2	17.1	—	27.3
Stock-based compensation expense	4.6	—	—	4.6
Debt repurchase and share reclassification expenses	4.6	—	—	4.6

Operating profit (loss)	(13.4)	49.8	—	36.4
Interest expense, net	5.8	8.1	—	13.9

Income (loss) before income taxes	(19.2)	41.7	—	22.5
Income tax provision (benefit)	8.8	(0.2)	—	8.6

Income (loss) before equity income	(28.0)	41.9	—	13.9
Equity income from subsidiaries	41.9	—	(41.9)	—

Net income	$13.9	$41.9	$(41.9)	$13.9

Note 8 - Consolidating Financial Statements (Unaudited) – CONTINUED

Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended October 30, 2004 and November 1, 2003

	October 30, 2004
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used for) provided by operating activities	$(46.6)	$18.4	$—	$(28.2)
Net cash flows used for investing activities:
Capital expenditures	(24.4)	(18.3)	—	(42.7)

Net cash used for investing activities	(24.4)	(18.3)	—	(42.7)
Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.4	—	—	97.4
Purchase of 10 3/8% senior subordinated notes	(66.6)	—	—	(66.6)
Net change in revolving credit facility	50.7	—	—	50.7
Proceeds from stock benefit plans	9.7	—	—	9.7
Other, net	(4.0)	—	—	(4.0)

Net cash provided by financing activities	87.2	—	—	87.2

Net increase in cash and cash equivalents	16.2	0.1	—	16.3
Cash and cash equivalents at beginning of period	14.3	3.1	—	17.4

Cash and cash equivalents at end of period	$30.5	$3.2	$—	$33.7

	November 1, 2003
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used for) provided by operating activities	$(103.9)	$15.4	$—	$(88.5)
Net cash flows used for investing activities:
Capital expenditures	(16.1)	(15.0)	—	(31.1)

Net cash used for investing activities	(16.1)	(15.0)	—	(31.1)
Net cash flows provided by financing activities:
Purchase of 10 3/8% senior subordinated notes	(48.4)	—	—	(48.4)
Net change in revolving credit facility	120.4	—	—	120.4
Proceeds from stock benefit plans	6.3	—	—	6.3
Other, net	(0.7)	—	—	(0.7)

Net cash provided by financing activities	77.6	—	—	77.6

Net increase (decrease) in cash and cash equivalents	(42.4)	0.4	—	(42.0)
Cash and cash equivalents at beginning of period	60.2	3.0	—	63.2

Cash and cash equivalents at end of period	$17.8	$3.4	$—	$21.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s Form 10-K Annual Report to Shareholders for the fiscal year ended January 31, 2004. The financial information presented for the third quarter and year-to-date of fiscal 2004 has been reclassified for certain amounts to conform to the fiscal 2005 presentation.

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

     Our strategy is to grow by replacing many of our existing traditional stores with superstores over time. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection—sewing, crafting, framing, seasonal, floral and home décor accessories—all under one roof. On average we close approximately 1.2 nearby traditional stores for every superstore that we open. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our share of the market.

     As of October 30, 2004, we operated 858 stores in 47 states (744 traditional stores and 114 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,500 square feet and generated net sales per store of approximately $1.5 million in fiscal 2004. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.0 million in fiscal 2004. Our current superstore prototype averages approximately 35,000 square feet. We opened 29 of these new prototype superstores in the first three quarters of fiscal 2005 and at the end of the third quarter, we had 43 prototype superstores in operation.

Executive Overview

     The third quarter was a challenging quarter compared with the prior year, although through the first three quarters of fiscal 2005, we are slightly ahead of our fiscal 2004 earnings performance. We continue to execute well on our strategic initiatives, opening 18 of our new 35,000 square foot prototype superstores during the third quarter, and improving the profitability of our store base, particularly our superstores. All of our fiscal 2005 planned openings were completed prior to the end of the third quarter.

     Our financial performance for the prior year (fiscal 2004) third quarter benefited from a 60th anniversary promotion in August of 2003 that was not repeated this year, resulting in a difficult sales comparison in fiscal 2005. Our third-quarter financial performance was further impacted by soft sales trends in September and October. We believe the sales trends for the quarter, driven by a reduction in customer traffic, were primarily the result of a reduction in advertising spending during the quarter. Our advertising spending during the third quarter decreased approximately 11% year over year. Highlights of the third quarter are as follows:

•	Net sales increased 0.2% to $448.3 million. Same-store sales decreased 0.9% versus a 4.2% same-store sales increase for the third quarter last year.

•	Our gross margin rate declined by 30 basis points, to 47.8% of net sales this quarter versus 48.1% for the third quarter last year. Our gross margin rate was negatively impacted by a pre-tax charge of $1.7 million, or 40 basis points, that we recorded in connection with an audit we are currently conducting with the U.S. Customs Service. This charge resulted from a determination that we were deficient in assessing anti-dumping duty on certain candles we imported from China during a five year period from fiscal 2000 to fiscal 2004, due to items being inaccurately classified at the time of import. Excluding this item, our gross margin rate improved 10 basis points for the quarter. Year-to-date, our gross margin rate improved 50 basis points.

•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, increased 70 basis points from 39.6% of sales in the third quarter last year to 40.3% this year. While costs were relatively well-controlled, the lack of sales growth in the quarter did not allow us to leverage expenses effectively. On a dollar basis, SG&A expenses increased approximately 2.0% in the third quarter, with decreases in advertising expense offset by increased freight handling and storage costs in our distribution center network.

•	Store pre-opening and closing costs increased $3.1 million for the third quarter to $5.5 million, reflecting the increased level of real estate activity year over year. As a percentage of sales, store pre-opening and closing costs increased to 1.2% of sales from 0.5% in the prior year third quarter.

•	Third quarter net income was $0.32 per diluted share, versus $0.54 per diluted share last year.

Results of Operations

          The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Thirteen		Thirty-Nine Weeks
	Weeks Ended		Ended
	Oct 30,	Nov 1,	Oct 30,	Nov 1,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	47.8%	48.1%	48.6%	48.1%
Selling, general and administrative expenses	40.3%	39.6%	41.4%	41.3%
Store pre-opening and closing costs	1.2%	0.5%	1.1%	0.6%
Depreciation and amortization	2.3%	2.1%	2.4%	2.3%
Stock-based compensation expense	0.4%	0.4%	0.5%	0.4%
Debt repurchase and share reclassification expenses	—	0.1%	0.3%	0.4%

Operating profit	3.5%	5.4%	2.9%	3.1%

Comparison of the Thirteen Weeks Ended October 30, 2004 to November 1, 2003

          Net sales for the third quarter of fiscal 2005 increased 0.2% to $448.3 million from $447.5 million in the prior year. Net sales from stores open one year or more (“same-store sales”) decreased 0.9% during the quarter versus a same-store sales increase of 4.2% in the third quarter last year. Average ticket in same-stores during the third quarter increased approximately 4%, but was offset by a 5% decrease in traffic. We believe a reduced advertising spend in the third quarter, partially attributable to a 60th Anniversary promotion in August of last year that was not repeated in fiscal 2005, contributed significantly to the negative trend in traffic. The Company’s total store count at the end of the quarter was down 44 units, or 4.9% from last year’s third quarter; however, the number of superstores in operation increased to 114 from 87 in last year’s third quarter. Total store square footage increased approximately 1% from last year’s third quarter. The 114 superstores in operation accounted for 35% of total net sales for the third quarter compared to 87 superstores, which accounted for 29% of total net sales, for the prior year third quarter.

          By store format, our same-store sales performance for traditional stores decreased 1% versus a same-store sales increase of 4.1% for the prior year third quarter. Same-store sales for superstores decreased 0.7% for the quarter versus a same-store sales increase of 4.5% for the prior year third quarter. In both store formats, average ticket dollars increased, with customer traffic down 4.7% in traditional stores and 6.0% in superstores. Our strategy to be less promotional, which has benefited our realized selling margins, has had a larger negative impact on superstore sales than traditional store sales because of our dual vehicle advertising strategy (direct mail and newspaper inserts) in superstores.

          Our performance by category was mixed. The categories where we chose to increase our inventory investment, such as fleece, scrapbooking and yarn, continued to perform well. However, we experienced softness in home-related categories. By product category, the businesses that are performing well are the sewing and crafting categories, led by strong performances in fleece, scrapbooking and yarn. Our toughest category of the business continues to be finished seasonal, representing 8% of third quarter sales. Finished seasonal sales were down approximately 5% on a same-store sales basis.

          As a percent of net sales, gross margin decreased to 47.8% for the third quarter of fiscal 2005 compared with 48.1% for the same quarter a year earlier. Selling margins improved for the quarter by approximately 40 basis points, due to our strategy to be less promotional. This strategy has primarily benefited the selling margins in superstores, where we run multiple advertising vehicles. In superstores, selling margins increased 160 basis points compared with last year.

          Offsetting this increase in selling margins was a 40 basis point reduction in gross margin rate, due to a $1.7 million charge the Company recorded during the quarter in connection with a voluntary “prior disclosure” made to U.S. Customs. Over a five-year period encompassing fiscal years 2000 through 2004, we had inadvertently failed to adequately assess anti-dumping duty on candles imported from China. The failures resulted from certain product being inaccurately classified at the time of import. The prior disclosure was made on a voluntary basis after we became aware of the issue as we prepared for a focused audit assessment by U.S. Customs of our import entries. We believe that the anti-dumping duty issues we identified are isolated and confined to prior periods, and we are not aware of any issues beyond the charge we recorded during the third quarter. U.S. Customs is still in the process of completing their focused audit assessment.

          SG&A expenses, excluding other expenses separately identified in the statement of operations, were $180.7 million in the third quarter compared with $177.0 million in the prior year third quarter. As a percentage of net sales, SG&A expenses increased to 40.3% of net sales from 39.6% of net sales in the third quarter of last year. Absolute dollar costs were relatively well controlled, but the lack of top-line sales growth in the quarter did not allow us to leverage expenses as efficiently. On a dollar basis, SG&A expenses increased approximately $3.7 million or 2% year over year during the quarter, with decreases in advertising expense offset by increased freight handling and storage costs in our distribution center network.

          Store pre-opening and closing costs increased $3.1 million during the third quarter of fiscal 2005, to $5.5 million resulting from a higher level of real estate activity than in the prior year. Store pre-opening costs increased $0.8 million during the quarter, to $2.8 million compared to $2.0 million in last year’s third quarter. Store closing costs increased $2.3 million during the quarter, to $2.7 million compared to $0.4 million in last year’s third quarter. As a percentage of net sales, store pre-opening and closing costs increased to 1.2% of net sales from 0.5% last year. As we continue to increase the number of new store openings, we expect our store pre-opening and closing costs to increase. On average we close approximately 1.2 nearby traditional stores for every superstore that we open.

          Depreciation and amortization expense increased $0.8 million to $10.2 million from $9.4 million, primarily due to the increased level of capital expenditures year over year.

          Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” which we adopted in the first quarter of fiscal 2004, and the amortization of the value of restricted stock granted to employees. Stock-based compensation expense was $1.9 million for the third quarter of fiscal 2005, compared with $1.7 million in the same period last year.

          Debt repurchase and share reclassification expenses were $0.5 million for the third quarter of fiscal 2004 and relate to share reclassification expenses associated with the reclassification of our former Class A and Class B common shares into a single class of common stock during fiscal 2004.

          Interest expense in the third quarter of fiscal 2005 decreased $0.5 million to $4.2 million from $4.7 million in the third quarter of fiscal 2004. The decrease is attributable to a decrease in our average debt levels between years and a lower all-in borrowing rate. Our average debt levels during the third quarter of fiscal 2005 were $200 million, compared with $233 million during the prior year third quarter.

          Our effective income tax rate for the third quarter of fiscal 2005 was 37.6% versus 38.0% in the third quarter of the prior year. We are now projecting our effective tax rate for the full year at 37.8%, versus an estimated effective tax rate of 38.5% utilized during the first two quarters of fiscal 2005. The reduction in our effective tax rate for the year is primarily based on an anticipated higher realization of certain jobs tax credits than assumed earlier. The adjustment to the full year effective tax rate of 37.8% resulted in a 37.6% effective tax rate for the third quarter.

Comparison of the Thirty-Nine Weeks Ended October 30, 2004 to November 1, 2003

          Net sales for the first three quarters of fiscal 2005 increased 3.6% to $1.224 billion from $1.182 billion in the prior year. Year-to-date same-store sales increased 2.7% compared with a same-store sales increase of 3.1% for the prior year. We operated fewer stores in the third quarter versus a year ago. The Company’s total store count at the end of the quarter was down 44 units, or 4.9% from last year’s third quarter; however, the number of superstores in operation increased to 114 from 87 in last year’s third quarter. Total store square footage increased approximately 1% from last year’s third quarter. The 114 superstores in operation accounted for more than 30% of total net sales for the third quarter year-to-date compared to 87 superstores, which accounted for approximately 27% of total net sales, for the prior year third quarter year-to-date.

          By store format, our same-store sales performance for traditional stores increased 3.5% versus a same-store sales increase of 3.1% for the prior year period. Same-store sales for superstores increased 0.8% versus a same-store sales increase of 3.3% for the prior year. In both store formats, we saw an increase in average ticket with customer traffic down 2% in traditional stores and 4% in superstores for the first three quarters of the fiscal year. Our strategy to be less promotional, which has benefited our realized selling margins, has had a larger negative impact on superstore sales than traditional store sales because of our dual vehicle advertising strategy (direct mail and newspaper inserts) in superstores.

          The businesses by product category that are performing well year-to-date are the sewing and crafting categories, led by strong performances in fleece, scrapbooking and yarn. Our toughest segment of the business continues to be finished seasonal, representing approximately 10% of year-to-date revenues. Finished seasonal sales were down 6.5% on a same-store sales basis.

          Our overall gross margin rate has improved 50 basis points for the first three quarters of fiscal 2005 to 48.6% from 48.1%, because of a shift in our promotional strategy. Our strategy to be less promotional has been successful in improving our realized selling margins by 70 basis points on a year-to-date basis. This strategy has primarily benefited the selling margins in superstores, where we run multiple advertising vehicles. In superstores, selling margins increased 170 basis points compared with last year.

          During the third quarter, we recorded a $1.7 million charge in connection with a voluntary “prior disclosure” made to U.S. Customs, that lowered year-to-date gross margin by 20 basis points. Over a five-year period encompassing fiscal years 2000 through 2004, the Company had inadvertently failed to adequately assess anti-dumping duty on candles imported from China. The failures resulted from certain product being inaccurately classified at the time of import.

          SG&A expenses, excluding other expenses separately identified in the statement of operations, were $506.7 million in the first three quarters of fiscal 2005 versus $488.2 million in the prior year. As a percentage of net sales, SG&A expenses held relatively flat at 41.4% of net sales versus 41.3% last year. Decreases in advertising expense combined with leverage gained in certain administrative expenses were offset by higher distribution center freight handling and storage costs.

          Store pre-opening and closing costs increased $5.9 million year-to-date to $13.0 million reflecting the increased level of real estate activity year over year. Store pre-opening costs decreased $0.5 million year-to-date, to $6.0 million compared to $6.5 million last year. Store closing costs increased $6.4 million year-to-date, to $7.0 million compared to $0.6 million last year. We opened 29 superstores and two traditional stores and closed 65 traditional stores during the first three quarters of fiscal 2005. This compares with 12 superstore openings, three traditional store openings, and 32 closings in the same period of the prior year. As a percentage of net sales, store pre-opening and closing costs increased to 1.1% of net sales from 0.6% last year. As we continue to increase the number of new store openings, we expect our store pre-opening and closing costs will increase. For the full fiscal year, our store pre-opening and closing costs are projected at $17 million, pre-tax, versus $10.9 million last year.

          Depreciation and amortization expense increased $2.5 million to $29.8 million in the first three quarters of fiscal 2005 from $27.3 million last year, primarily due to the increased level of capital expenditures year over year.

          Stock-based compensation expense was $5.9 million for the first three quarters of fiscal 2005, compared with $4.6 million in the same period last year.

          Debt repurchase and share reclassification expenses were $4.2 million for the third quarter year-to-date compared with $4.6 million in the prior year. The fiscal 2005 charge represents the premium paid to repurchase $64.4 million of 10 3/8% senior subordinated notes during the first quarter and write-off the related deferred financing costs. We have de-leveraged our balance sheet over the last three years, and as a consequence, we have been recording charges related to the early repayment of debt. Our capital financing initiatives were completed in the first quarter of fiscal 2005, which is discussed further below under “Liquidity and Capital Resources.”

          During the first three quarters of fiscal 2004, we redeemed or repurchased in the open market, approximately $46.0 million of senior subordinated notes at an aggregate premium of 105.4% to par value, and we recorded a $3.4 million pre-tax charge for debt repurchase expenses including the cash premium to par value and the write-off of deferred financing costs and original issue discount. Share reclassification expenses associated with the reclassification of our former Class A and Class B common shares into a single class of common stock totaled $1.2 million in fiscal 2004.

          Interest expense in the first three quarters of fiscal 2005 decreased $1.8 million to $12.1 million from $13.9 million in the same period in the prior year. The decrease is attributable to both a decrease in our average debt level and all-in borrowing rate. Our average debt levels year-to-date in fiscal 2005 were $162 million compared with $180 million for the same period in fiscal 2004.

          Our effective income tax rate for fiscal 2005 was 37.8% versus 38.0% in the prior year. We are now projecting our effective tax rate for the full year at 37.8%.

Liquidity and Capital Resources

          We believe that our credit facility, coupled with cash on hand and internally generated cash flows from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

          During the first quarter, we completed certain capital financing initiatives. In February, we issued $100 million of 7.5% senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10 3/8% senior subordinated notes that were outstanding at the beginning of the year. In April, we amended our senior credit facility, extending the term until May 2009 and reducing the commitment to $350 million (See Note 2 – Debt Refinancing). These financing initiatives are expected to save approximately $1 million in annual interest expense for fiscal 2005, and more importantly, position us to successfully execute our planned growth strategy over the next three to five years.

          Cash and cash equivalents increased $16.3 million during fiscal 2005 to $33.7 million as of October 30, 2004.

          Net cash used for operating activities was $28.2 million in fiscal 2005 compared with $88.5 million in fiscal 2004. Cash flows provided by operating activities, before changes in operating assets and liabilities, were $62.9 million in fiscal 2005 versus $52.9 million generated in fiscal 2004.

          Inventories, net of payable support, increased $80.6 million, compared with an increase of $131.2 million in fiscal 2004. Inventory typically builds during the first three quarters of the fiscal year, as we prepare for the fourth quarter peak selling season. We’ve increased inventory levels in core product categories such as scrapbooking, yarn and fleece fabric, which have experienced solid sales performances, while reducing our investment in the finished seasonal categories. In total, inventory levels overall increased two percent year over year as of the end of the third quarter. On a comparable store basis, inventory levels were up about one percent.

          Net cash used for investing activities, totaled $42.7 million in fiscal 2005 compared with $31.1 million in fiscal 2004. The increase in capital expenditures was due primarily to new store openings.

          We anticipate capital expenditures for the full fiscal year 2005 to be approximately $65 to $70 million, versus $52.2 million in capital expenditures for fiscal 2004. The increase in capital spending over the prior year is attributable to increased store opening activity and the replacement of point-of-sale systems in our superstores. During the first three quarters of fiscal 2005, we opened 29 superstores and two traditional stores and closed 65 traditional stores. We have now completed our store openings for the current fiscal year. After the Christmas holiday, we will close approximately six to seven additional traditional stores prior to the end of the fiscal year.

          Net cash provided by financing activities was $87.2 million during fiscal 2005 compared with $77.6 million during fiscal 2004. Debt borrowings were $200 million at the end of the third quarter, which represents an increase of $86.3 million from the beginning of the year and a decrease of $37.4 million from the same period in the prior year. We expect to repay a significant portion of our debt outstanding in the fourth quarter, as we complete our peak selling season and reduce inventory levels. As of October 30, 2004, the Company had the ability to borrow up to an additional $185.7 million under the Credit Facility.

          Our debt-to-capitalization ratio was 34.5% at October 30, 2004, 24.7% at January 31, 2004 and 42.9% at November 1, 2003.

Off-Balance Sheet Transactions

          Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Business Outlook

          In a press release dated November 15, 2004, which was furnished to the Securities and Exchange Commission on Form 8-K, we provided guidance for the full fiscal year and fourth quarter of fiscal 2005. We are estimating fiscal 2005 earnings to be approximately $2.05 to $2.15 per diluted share. For the fourth quarter, we are estimating earnings of $1.30 to $1.40 per diluted share, compared with earnings of $1.22 per diluted share in the prior year.

          The following should be taken into consideration related to our guidance:

•	Same-store sales growth of 3.0% to 4.0% was assumed for the fourth quarter.

•	Diluted shares outstanding are estimated to be approximately 23 million by the end of the fiscal year.

•	Store pre-opening and closing costs are projected at approximately $17 million pre-tax.

•	Included in our earnings guidance is approximately $7.0 million of pre-tax expense related to stock-based compensation.

•	Not included in the guidance for the full year is a charge of $4.2 million, pre-tax, related to debt repurchase expenses that were recorded in the first quarter.

          Our actual results in the fourth quarter and full year are highly dependent on the net sales and operating margin performance we are able to achieve.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
August 1-28, 2004	6,767	$27.07	849,080	1,300,920
August 29 – October 2, 2004	9,534	$27.20	858,614	1,291,386
October 3-30, 2004	1,459	$27.16	860,073	1,289,927

Total	17,760	$27.15	860,073	1,289,927

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

JO-ANN STORES, INC.

DATE: December 7, 2004	/s/ Alan Rosskamm

Alan Rosskamm,
President and Chief Executive Officer

/s/ Brian P. Carney

Brian P. Carney,
Executive Vice President and Chief Financial Officer