Form 10-K
period 2005-01-29
JO-ANN STORES INC
filed 2005-04-14
CIK 34151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year-ended January 29, 2005
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐
      The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 31, 2004 was $508.0 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
      The number of common shares outstanding, as of April 1, 2005, of the registrant’s Common Stock was 23,010,927.
      Documents incorporated by reference: Portions of the following documents are incorporated by reference:

Proxy Statement for 2005 Annual Meeting of Shareholders — Items 10, 11, 12 and 14 of Part III.

PART I
      Except as otherwise stated, the information contained in this report is given as of January 29, 2005, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann etc,” “Registrant,” “Company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2005 refers to the period ended January 29, 2005).

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
      As of January 29, 2005, we operated 851 stores in 47 states (737 traditional stores and 114 superstores). Our traditional stores offer a complete selection of fabrics and notions and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,500 square feet and generated net sales per store of approximately $1.6 million in fiscal 2005. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our larger superstores, that were opened prior to fiscal 2003, average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2005. Our current superstore prototype averages 35,000 square feet and targets sales of $5.25 million in its first year of operation. We opened 29 of these new prototype superstores in fiscal 2005 and we currently have 43 of the prototype superstores in operation at January 29, 2005. Fourteen of the prototype superstores have been open at least one year and averaged $5.0 million in net sales for their first year of operation.
      We believe stability in our business and our industry is partially a function of recession-resistant characteristics. For example, according to a 2002 research study conducted by the Hobby Industry Association, approximately 60 percent of all U.S. households participated in crafts and hobbies in 2002. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2005 was relatively low at $23 in our superstores and $17 in our traditional stores. Industry sales, according to the Hobby Industry Association’s research study, were approximately $29 billion, a 13 percent increase from $25.7 billion in 2001. Our market is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors and a variety of other retailers.
      We provide a solution-oriented shopping experience with employees who are encouraged to assist customers in creating and completing creative projects. Many of our store level employees are sewing and/or crafting enthusiasts, which we believe enables them to provide exceptional customer service. We believe our focus on service contributes to a high proportion of repeat business from our customers. A significant portion of our advertising budget is allocated to our direct mail program targeting more than three million of our preferred customers on a regular basis.
      We believe that our superstores are uniquely designed to offer a destination location for our customers. We offer over 80,000 SKUs across three broad product categories in our superstores: sewing, crafting and home decorating components. We manage our vast product selection with SAP Retail, which was implemented in fiscal 2001. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational and execution improvements, to review and enhance forecasting and replenishment capabilities, and to streamline operations. From fiscal 2001 through fiscal 2005, our inventory turns have increased from 1.8 to 2.3 times. Our concerted focus on continuous improvement and on key metrics continues to yield results, including improved grand-opening results, better in-stock positions and improved visibility throughout our supply chain.
Business Strategy
      We intend to improve our operating performance by opening additional superstores, growing same-store sales and improving operating margins and inventory productivity. Key elements of this business strategy are:
      Open Additional Superstores. Roll out our refined superstore format across the nation. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, floral, framing, seasonal and home décor accessories — all under one roof. On average, we close 1.1 traditional stores for each superstore that we open. Our superstores average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expanded the market size and our share of market. For example, in Phoenix, Arizona, we have replaced eight of the 15 traditional stores in that market with four superstores over the last seven years, and we have increased our revenues in that market from $13 million to $39 million. We believe we have an opportunity to replace the remaining traditional stores in that market with superstores and further grow our revenues. We believe we have an opportunity to replicate our performance in Phoenix in the top 100 to 125 markets across the nation. As of January 29, 2005, we operated 114 superstores in 23 states.
      Grow Same-Store Sales. Both our traditional stores and superstores present opportunities to improve same-store sales. Our focus in this effort is on improving in-stocks, customer service and merchandise-driven initiatives. We primarily market via direct mail, although in superstore markets we use an integrated direct and mass marketing program. We believe that we can more efficiently and effectively drive repeat business by fine-tuning our direct mail and newspaper insert promotions. We frequently update the category merchandise offerings in our stores to keep our product offering fresh and compelling to our customers. Our focus is on placing key items at compelling prices on our end-cap displays. Because many of our store team members are sewing and crafting enthusiasts themselves, we also believe we can drive increased sales by providing knowledgeable customer service and assistance.
      Improve Margins. We believe we have the ability to improve margins by further reducing our level of clearance inventory and continuing to focus on our promotional activity, a strategy we successfully executed in fiscal 2005 and 2004, through the use of less aggressive coupons and tighter seasonal purchase commitments. We believe we can also improve margins by refining our supply chain management and merchandising in our stores. We continually examine our partnerships with our vendors to improve supply chain efficiency. We also continue to explore new product sourcing opportunities. We continuously monitor store performance to optimize our store portfolio. Of stores that have been open at least one year, we have only three stores that are not cash flow positive on a four-wall basis.
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

Product Selection
      The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Principal product line:
Softlines	56%	57%	57%
Hardlines and seasonal	44%	43%	43%

Total	100%	100%	100%

Softlines
      We offer a broad and comprehensive assortment of fabrics in both our traditional and superstore formats. These fabrics are merchandised by end use and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends, and value. Our stores are organized in the following categories for the convenience of the sewer:

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

Hardlines and Seasonal
      We offer a broad assortment of hardlines merchandise for the creative enthusiast. Our superstores offer the complete array of categories while our traditional stores, due to their smaller size, carry edited or convenience assortments. We offer the following hardline selections in our superstores:

•	yarn and accessories as well as needlecraft kits and supplies;

•	paper crafting components, such as albums, papers, stickers, stamps, and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, and kids crafting;

•	brand-name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and, in superstores, full service in-store framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made and custom floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.
      In addition to the basic categories described above, our stores regularly feature seasonal products, which complement our core merchandising strategy. Our seasonal offering spans all product lines and includes finished decorations, gifts and accessories that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. We own several private label seasonal brands including the “Cottontale Collectiontm,” “Spooky Hollow®,” “Santa’s Workbench®,” and “Garden Gate Designstm.”
      During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from September through December. In fiscal 2005, approximately 33 percent of our net sales and over 60 percent of our operating profits were generated in the fourth quarter.
      During fiscal 2005, 43 percent of superstore net sales were derived from softlines and 57 percent from hardlines. For our traditional stores, 62 percent of net sales were derived from softlines and 38 percent from hardlines during fiscal 2005.
Marketing
      Our marketing efforts are key to the ongoing success and growth of our stores. Our primary focus is on acquiring and retaining customers through an integrated direct and mass marketing program.
      We use our proprietary customer database to provide ongoing communication to our most frequent customers through a robust direct mail program. This allows us to cost efficiently and effectively reach our target market on a regular basis throughout the year. To drive customer acquisition, we supplement our direct mail advertising with newspaper insert advertising, primarily in superstore markets. Our direct mail and newspaper inserts showcase our exciting sales events, feature numerous products offered at competitive prices and broadcast the wide selection of merchandise available in our stores.
      As we market the Jo-Ann Stores concept, we also focus on developing long-term relationships with our customers. These efforts include providing knowledge and inspiration through in-store classes, demonstrations and project sheets. This inspiration is reinforced in our quarterly Jo-Ann magazine, sold in our stores and other outlets.
      Our grand opening program plays an integral role in the successful opening of each new superstore. We utilize our existing customer base to build awareness and excitement in each market around the opening of each new store. This is paired with newspaper inserts and popular in-store promotions during grand opening weekend to drive customer traffic. We continue to drive customer awareness and traffic after the grand opening through ongoing advertising efforts in the market.
      We also reach our customers through our relationship with IdeaForest, operator of joann.com, an on-line retailer of sewing and crafting merchandise, creative ideas, advice and supplies. We hold a minority investment in IdeaForest, which functions as an independent entity. In this relationship, we advise on product trends and make product available to IdeaForest, while technology support, customer fulfillment and service are handled by IdeaForest.
      Overall, our direct, mass, grand opening, in-store and on-line marketing efforts are focused on meeting our customers’ desires and building our brand image as we reposition our stores.

Purchasing
      We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2005, approximately 70 percent of our purchases were sourced domestically and 30 percent were sourced internationally. Although we have no long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, none of our suppliers represent more than three percent of our annual purchase volume and the top ten suppliers represent less than 20 percent of our total annual purchase volume. We currently utilize approximately 1,000 merchandise suppliers, with the top 200 representing more than 80 percent of our purchasing volume.
Logistics
      At the end of fiscal 2005, we operated two owned distribution centers which ship merchandise to all of our stores on a weekly basis. We will break ground for our third distribution center during April 2005. This facility will be located in Opelika, Alabama, to support our existing stores and future growth in key southeastern states. Based on purchase dollars, approximately 84 percent of the products in our stores are shipped through our distribution center network, with the remaining 16 percent of our purchases shipped directly from our suppliers to our stores. Our primary distribution center facility is located in Hudson, Ohio and supplies product to approximately two-thirds of our store base and our Visalia, California distribution center services the remaining one-third of our store base.
      We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 90 percent of our store base. For the remainder of our chain, we transport product to the stores using less than truckload carriers or through three regional “hubs” where it is cross-docked for local delivery. We do not own either the regional hubs or the local delivery vehicles.
Store Operations
      Site Selection. We believe that our store locations are integral to our success. New sites are selected through a coordinated effort of our real estate, finance and operations management teams. In evaluating the desirability of a potential store site, we consider both market demographics and site-specific criteria. Market criteria that we consider important include our traditional stores performance in that immediate market, distance to other Jo-Ann store locations, as well as total population, number of households, median household income, percentage of home ownership versus rental, and historical and projected population growth over a ten-year period. Site-specific criteria that we consider important include rental terms, the store location position and visibility within the shopping center, size of the shopping center, co-tenants, proximity to highway access, traffic patterns, availability of convenient parking and ease of entry from the major roadways framing the strip location.
      Our expansion strategy is to give priority to adding stores in existing superstore markets in order to create economies of scale associated with advertising, distribution, field supervision, and other regional expenses. We believe that there are attractive opportunities in most of our existing markets and in numerous new markets.
      Costs of Opening Stores. Standard operating procedures are employed to efficiently open new stores and integrate them into our information management and distribution systems. We have developed a standardized floor plan, inventory layout, and marketing program for each store we open. We typically open stores during the period from February through October to maximize sales, and minimize disruption to store operations, during our fourth-quarter peak selling season.
      Store Management. Traditional stores generally have four full-time team members and 15 to 25 part-time team members, while superstores typically have approximately 10 full-time team members and 35 to

45 part-time team members. Store team leaders are compensated with a base salary plus a bonus, which is tied to quarterly store sales, annual store controllable profit and annual store shrink rates.
      Traditional store team leaders are typically promoted from a group of top performing assistant managers, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leaders have primarily been staffed with individuals from outside the Company who have previous experience in managing “big-box” retail concepts. During the past year, the Company implemented “Superstore University” designed to develop and prepare more superstore managers from within our organization. This comprehensive training program is currently training the first two classes of trainees for superstores opening in fiscal 2006. We believe that developing more of our future managers from within the organization is essential to our superstore growth strategy. Each store is under the supervision of a district team leader who reports to a regional vice president.
Stores
      The following table shows our stores by type and state at January 29, 2005:

	Traditional	Superstore	Total

Alabama	1	—	1
Alaska	6	—	6
Arizona	10	5	15
Arkansas	1	—	1
California	88	7	95
Colorado	9	3	12
Connecticut	13	2	15
Delaware	2	1	3
Florida	44	9	53
Georgia	8	4	12
Idaho	9	—	9
Illinois	37	5	42
Indiana	26	3	29
Iowa	11	—	11
Kansas	6	2	8
Kentucky	4	—	4
Louisiana	7	—	7
Maine	5	—	5
Maryland	16	4	20
Massachusetts	24	—	24
Michigan	39	14	53
Minnesota	16	6	22
Missouri	12	1	13
Montana	7	—	7
Nebraska	5	—	5
Nevada	4	2	6
New Hampshire	8	—	8
New Jersey	13	—	13
New Mexico	6	—	6
New York	36	8	44
North Carolina	7	—	7
North Dakota	4	—	4
Ohio	52	12	64
Oklahoma	4	—	4
Oregon	25	—	25
Pennsylvania	44	5	49
Rhode Island	1	—	1
South Carolina	2	—	2
South Dakota	2	—	2
Tennessee	2	3	5
Texas	39	5	44
Utah	10	1	11
Vermont	4	—	4
Virginia	22	—	22
Washington	24	9	33
West Virginia	5	—	5
Wisconsin	17	3	20

Total	737	114	851

      The following table reflects the number of stores opened, expanded or relocated and closed during each of the past five fiscal years (square footage in thousands):

			Stores in		Total
Fiscal	Stores	Stores	Operation at	Expanded	Square
Year	Opened	Closed	Year-End	or Relocated	Footage

2001	18	(37)	1,007	9	16,068
2002	12	(60)	959	10	15,897
2003	3	(43)	919	6	15,435
2004	19	(46)	892	—	15,377
2005	31	(72)	851	2	15,453
      Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2005, we opened 29 superstores, all of which represented our 35,000 square foot prototype. Our average net investment in a superstore is $2.0 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Also during fiscal 2005, we opened two traditional stores, with an average square footage of approximately 23,000 square feet. Our average net opening cost of a traditional store is $1.2 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.
      During fiscal 2006, we expect to open approximately 40 new superstores and five traditional stores and close approximately 50 to 55 traditional stores, most of which are related to the superstore openings. We have committed to substantially all the leases for our fiscal 2006 planned openings.
Information Technology
      Our point-of-sale register transactions are polled nightly and our point-of-sale system interfaces with both our financial and merchandising systems. We utilize point-of-sale registers and scanning devices to record the sale of product at a stock-keeping units (“SKU”) level at our stores. We also utilize handheld radio frequency devices for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. In the last several years, we have installed broadband communication and new store controllers in all of our stores, resulting in a greatly enhanced customer checkout experience and a better platform to further automate internal store communications. During fiscal 2006, we will continue to upgrade the store’s technology, beginning with our superstores, by replacing handheld units, registers and radio frequency devices. We believe these upgrades will enable us to provide higher levels of customer and associate satisfaction, while providing a platform that we can build on and leverage over the coming years.
      Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends to increase in-stock levels of more popular SKUs, eliminate less profitable SKUs, analyze product margins and generate data for advertising cost/benefit evaluations. We also believe that our point-of-sale system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly re-stock merchandise and efficiently re-price sale items.
      The Company operates on SAP Retail. The completion of the retail portion of this project in fiscal 2001 merged all of our financial, merchandise and retail systems and linked business processes on a single software platform. In-stock positions and inventory turns have significantly improved, primarily driven by our auto-replenishment and improved inventory management capabilities. In the spring of 2004, we upgraded our SAP application and continue to see additional operational efficiencies and further opportunities as a result of the integrated platform.

Status of Product or Line of Business
      During fiscal 2005, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.
Trademarks
      We do business under the federally registered trademark “Jo-Ann Fabrics and Crafts” and we also own several trademarks relating to our private label products. We believe that our trademarks are significant to our business.
Seasonal Business
      Our business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2005, approximately 33 percent of our net sales and over 60 percent of our operating profit were generated in the fourth quarter. Borrowing requirements needed to finance our operations fluctuate during the year and reach their highest levels in the third fiscal quarter as we increase our inventory in preparation for our peak selling season.
Customer Base
      We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2005 no single store accounted for more than one percent of total net sales.
Backlog of Orders
      We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.
Competitive Conditions
      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We compete on the basis of product assortment, price, convenience and customer service. We believe the combination of our product assortment, outstanding sales events and knowledgeable, customer focused team members provide us with a competitive advantage.
      There are two public companies that we compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc. — 447 stores and $427 million in revenues) and one in the craft segment (Michaels Stores, Inc. — 1,021 stores and $3.4 billion in revenues). There is also a public company competitor in the craft segment (A.C. Moore, Arts & Crafts, Inc.) that is a rapidly growing regional operator of 96 stores and $498 million in revenues. The balance of our competition is comprised of regional and local operators. We believe that there are only three or four other competitors, in addition to those described above, with fabric or craft sales exceeding $100 million annually. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy and capital investment needs going forward.

Research and Development
      During the three fiscal years ended January 29, 2005, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.
Environmental Disclosure
      We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.
Employees
      As of January 29, 2005, we had approximately 22,250 full and part-time employees, of whom 20,650 worked in our stores, 400 were employed in our Hudson distribution center, 250 were employed in our Visalia distribution center and 950 were employed at our store support center in Hudson. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 75 percent of our employees work part-time.
      The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2007. We believe that our relations with our employees and the union are good.
Foreign Operations and Export Sales
      In fiscal 2005, we purchased approximately 30 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. If we underestimate consumer demand, we may not be able to fully satisfy our customers on a timely basis. If we overestimate consumer demand, we may be required to hold goods in inventory for a longer period of time or to reduce selling prices in order to clear excess inventory at the end of a selling season. We do not have long-term contracts with any manufacturers.
      Foreign manufacturing is also subject to a number of other risks, including work stoppages, transportation delays and interruptions, political instability, economic disruptions, including raw material and energy shortages, the imposition of tariffs and import and export controls, changes in governmental policies and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar could ultimately increase the prices that we pay for our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of the 52 Weeks Ended January 29, 2005 and January 31, 2004.”
Other Available Information
      We also make available, free of charge, on our website at www.joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as we file such material, or furnish it to, the Securities and Exchange Commission. We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees; our Corporate Governance

Guidelines, Code of Business Conduct and Ethics (including the Code of Ethics for the CEO and Financial Officers), and any amendments or waivers thereto. These documents are also available in print to any person requesting a copy from our Investor Relations department at our principal executive offices.
      As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our chief executive officer submitted to the NYSE his annual certification on June 18, 2004 stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended January 29, 2005, the certifications of our chief executive officer and chief financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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
      We also operate a 630,000 square foot distribution center located on an 80-acre site in Visalia, California. We own both the facility and the real estate.
      On January 13, 2005, we announced the commitment to construct our third distribution center, to be located in Opelika, Alabama. We have a ground lease on 105 acres of land to construct this facility.
      The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10 to 15 years and renewal options generally ranging from 10 to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year-ended January 29, 2005, we incurred $151.4 million of rental expense, including common area maintenance, taxes and insurance for store locations. As we pursue our transformation plan to replace traditional stores with superstores over time, we have been able to build flexibility by reducing the outstanding term of existing traditional store leases through splitting of renewal options or negotiating short-term renewals. Despite closing almost 260 stores over the last five years, we presently are only paying rent on eight closed store locations where we have been unable to reach an early lease termination settlement with the landlord or sublease the property.
      As of January 29, 2005, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Year Lease Terms Expire	Store Leases

Month-to-month	34
2006	51
2007	36
2008	32
2009	23
2010	13
Thereafter	661

Total	850

Item 3. Legal Proceedings
      We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of shareholders during the fourth quarter.
Executive Officers of the Registrant
      The following information is set forth pursuant to Item 401(b) of Regulation S-K.
      Our executive officers are as follows:

Name	Age	Position

Alan Rosskamm	55	Chairman of the Board, President and Chief Executive Officer
Dave Bolen	53	Executive Vice President, Merchandising and Marketing
Brian Carney	44	Executive Vice President, Chief Financial Officer
Valerie Gentile Sachs	49	Executive Vice President, General Counsel and Secretary
David Holmberg	46	Executive Vice President, Operations
Rosalind Thompson	55	Executive Vice President, Human Resources
      Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our Company for more than five years. He is a member of one of the two founding families of our Company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women’s apparel retailer.
      Dave Bolen has been Executive Vice President, Merchandising and Marketing of our Company since March 2001. He was Executive Vice President, Stores and Business Development from August 1997 to March 2001 and Senior Vice President, General Manager of Jo-Ann etc from March 1997 to August 1997. Prior to joining our Company, he was Executive Vice President-Operations of Michaels Stores, Inc., a national craft retailer, from July 1994 to August 1996.
      Brian Carney has been Executive Vice President, Chief Financial Officer of our Company for more than five years. Prior to joining our Company, he was Senior Vice President-Finance of Revco D.S., Inc., a retail drugstore chain (acquired by CVS Corporation in 1997).
      Valerie Gentile Sachs has been Executive Vice President, General Counsel and Secretary of our Company since January 2003. Prior to joining our Company, she was the General Counsel of Marconi plc, of London, England, a global company serving the communications industry, from March 2002. Previously she was Executive Vice President and General Counsel from April 2001 to March 2002, and Vice President and General Counsel from November 2000 to April 2001 of Marconi Communications, Inc., the operating company for Marconi in the Americas. From December 1997 to November 2000, she was Vice President, General Counsel and Secretary for RELTEC Corporation, a network equipment and network services provider. RELTEC Corporation went public in March 1998 and was acquired by Marconi in April 1999.
      David Holmberg has been Executive Vice President, Operations of our Company since November 28, 2004. Prior to joining our Company, he was President of Cole License Businesses of Cole National Corporation, a retailer of eyewear and optometry services, from April 2001 to October 2004. Prior to that, he spent seven years with Zale Corporation, a specialty retailer of fine jewelry, advancing to President of Zale Canada Co. in May 1999.

      Rosalind Thompson has been Executive Vice President, Human Resources of our Company since December 1999. She was previously Senior Vice President, Human Resources from March 1992 to December 1999.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common shares are traded on the New York Stock Exchange under the ticker symbol “JAS.” As of April 1, 2005, there were 855 common shareholders of record. The closing price of the shares on April 1, 2005 was $27.06.
      On November 4, 2003, the Company announced that shareholders approved the reclassification of its Class A and Class B common shares into a single class of stock. All references to the number of shares of Common Stock, stock options, per share prices, and earnings per share amounts in the “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K reflect the share reclassification. Shares of the single class of common stock began trading on the New York Stock Exchange on November 5, 2003, under the symbol “JAS.”
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
      The quarterly high and low closing stock prices for fiscal 2005 and 2004 are presented in the table below:

			Class A		Class B
	Common Shares		Common Stock		Common Stock

	High	Low	High	Low	High	Low

Fiscal 2005:
January 29, 2005	$28.81	$24.21	—	—	—	—
October 30, 2004	28.78	23.36	—	—	—	—
July 31, 2004	29.87	23.87	—	—	—	—
May 1, 2004	30.49	23.40	—	—	—	—

Fiscal 2004:
January 31, 2004	$26.92	$18.55	$31.14	$30.35	$27.08	$26.43
November 1, 2003	—	—	32.01	25.40	27.87	22.24
August 2, 2003	—	—	27.95	19.57	24.84	16.91
May 3, 2003	—	—	26.30	16.75	23.30	14.00
      The Company did not pay cash dividends on its common stock during fiscal 2005 and fiscal 2004. The Company’s dividend policy has been to retain earnings for the operation and growth of its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.
      See Part III, Item 12 for a description of our equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid	Announced Plans	the Plans or
	Purchased	per Share	or Programs	Programs

October 31 — November 27, 2004	2,244	$25.73	862,317	1,287,683
November 28, 2004 — January 1, 2005	1,855	$26.69	864,172	1,285,828
January 2 — 29, 2005	7,020	$26.90	871,192	1,278,808

Total	11,119	$26.63	871,192	1,278,808

      In December 1998, the Company’s Board of Directors authorized a discretionary program that allowed the Company to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to employee stock options used to satisfy related tax withholding requirements.

Item 6. Selected Financial Data
      The following table presents the Company’s selected financial data for each of the five years ending January 29, 2005. The selected financial data for fiscal years 2005, 2004 and 2003 was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. The Company reclassified certain amounts in the financial statements for the four years ending January 31, 2004 to conform to the current period presentation.

	Fiscal Year-Ended(a)

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)	(Unaudited)
	(Dollars in millions, except per share data)
Operating Results:
Net sales	$1,812.4	$1,734.1	$1,682.0	$1,570.3	$1,483.3
Total net sales percentage increase	4.5%	3.1%	7.1%	5.9%	7.4%
Same-store sales percentage increase (b)	3.2%	3.6%	8.4%	5.9%	1.3%
Gross margin	862.1	810.6	777.5	693.1	645.1
Selling, general and administrative expenses (c)	719.3	678.1	639.5	643.7	589.3
Depreciation and amortization	43.0	39.0	37.9	40.6	39.4
Stock-based compensation expense (d)	7.7	6.4	0.2	0.5	0.4
Debt repurchase and share reclassification expenses (e)	4.2	5.5	1.9	1.0	—

Operating profit	87.9	81.6	98.0	7.3	16.0
Operating profit as a percent of net sales	4.8%	4.7%	5.8%	0.5%	1.1%
Interest expense	13.7	16.5	24.7	31.4	27.8
Net income (loss)	$46.2	$40.1	$45.4	$(14.9)	$(13.9)
Net income (loss) as a percent of net sales	2.5%	2.3%	2.7%	(0.9)%	(0.9)%
Per Share Data (f):
Net income (loss) — diluted	$2.02	$1.82	$2.10	$(0.75)	$(0.72)
Average shares outstanding — diluted (000’s)	22,887	22,003	21,632	19,888	19,420

Financial Position:
Cash and cash equivalents	$79.6	$17.4	$63.2	$21.1	$17.5
Inventories	439.7	404.6	363.1	369.0	451.0
Inventory turnover	2.3x	2.4x	2.5x	2.1x	1.8x
Current assets	562.9	467.4	468.6	435.4	503.3
Property, equipment and leasehold improvements, net	238.0	218.4	203.2	224.6	203.3
Total assets	839.3	719.8	714.3	705.4	752.8
Current liabilities	258.8	198.2	205.8	205.4	223.5
Long-term debt	100.0	113.7	162.9	223.7	240.0
Shareholders’ equity	408.9	340.8	285.0	227.8	243.8
Long-term debt to total capitalization	19.7%	25.0%	36.4%	49.5%	49.6%
Long-term debt to total capitalization, net of cash	4.8%	22.0%	25.9%	47.1%	47.7%
Per Share Data (f):
Book value (g)	$18.10	$15.61	$13.52	$11.33	$12.43
Shares outstanding, net of treasury shares (000’s)	22,585	21,828	21,079	20,106	19,612

Item 6. Selected Financial Data (Continued)

	Fiscal Year-Ended(a)

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)	(Unaudited)
	(Dollars in millions, except per share data)
Other Financial Information:
Return on average equity (h)	12.3%	12.8%	17.7%	(6.3)%	(5.6)%
Capital expenditures:
Cash	$58.2	$52.2	$22.7	$66.5	$35.9
Cash — landlord reimbursement (i)	8.9	5.4	0.5	3.2	3.8

Total capital expenditures	67.1	57.6	23.2	69.7	39.7

Store Count:
Traditional stores	737	806	847	889	949
Superstores	114	86	72	70	58

Total	851	892	919	959	1,007

Store Square Footage (000’s) (j)
Traditional stores	10,721	11,646	12,165	12,684	13,381
Superstores	4,732	3,731	3,270	3,213	2,687

Total	15,453	15,377	15,435	15,897	16,068

Note:	The Company restated its consolidated financial statements for all previous years presented, due to revision of certain lease accounting practices. The restatement is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 2 — Restatement of Prior Financial Information” contained in the notes to consolidated financial statements. The consolidated financial statements and related schedule of the Company as of February 2, 2002 and February 3, 2001 and for the years then ended were audited by auditors who have ceased operations. As a result of the restatement discussed above, the audit report of the auditors who have ceased operations should no longer be relied upon.

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2001, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of our stores, we exclude the net sales results from these stores in our same-store sales calculation until the first day of the first month following the one-year anniversary of its expansion or relocation. Further, in a 53-week year, net sales are compared to the comparable 53 weeks of the prior period.

(c)	Includes store pre-opening and closing costs which the Company reports separately in its consolidated statements of operations for the three-years ended January 29, 2005. See the consolidated financial statements and accompanying notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(d)	Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” which we adopted in the first quarter of fiscal 2004, and the amortization of the fair value of restricted stock granted to employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 8 — Stock-Based Compensation” contained in the notes to consolidated financial statements.

Item 6. Selected Financial Data (Continued)

(e)	Debt repurchase and share reclassification expenses include expenses related to the early extinguishment of debt and costs associated with the share reclassification. See “Note 3 — Share Reclassification” contained in the notes to consolidated financial statements.

(f)	Shares outstanding, as well as average basic and diluted shares outstanding used to calculate earnings per share, reflect the impact of the increased shares outstanding as a result of the share reclassification that was approved by shareholders on November 4, 2003. Per share data reflect the impact of this share reclassification.

(g)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(h)	Return on average equity is calculated by dividing net income by the average of the Company shareholders’ equity as of the beginning and end of its current fiscal year.

(i)	Capital expenditures reimbursed by the landlord represents the cost of assets acquired through the utilization of landlord lease incentives.

(j)	Total store square footage includes selling floor space and inventory storage areas.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. The financial information presented for periods prior to fiscal 2005 have been restated to reflect the correction of an error in accounting for leases. See “Restatement of Financial Statements” below. In addition, the financial information presented for years prior to fiscal 2005 have been reclassified for certain amounts to conform to the fiscal 2005 presentation.
Overview
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
      As of January 29, 2005, we operated 851 stores in 47 states (737 traditional stores and 114 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average 14,550 square feet and generated net sales per store of approximately $1.6 million in fiscal 2005. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2005. Our current superstore prototype averages 35,000 square feet and targets sales of $5.25 million for its first year of operation. We opened 29 of these new prototype superstores in fiscal 2005 and we currently have 43 of the prototype superstores in operation at January 29, 2005. Fourteen of the prototype superstores have been open at least one year and averaged $5.0 million in net sales in their first year of operation.
      We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales, including same-store sales by our two store formats, traditional stores and superstores. Net sales measures our overall sales growth and same-store sales measures whether our existing stores continue to grow their sales volume. We also closely monitor per transaction average ticket value and customer traffic, both in total and by store format. These indicators help measure our effectiveness in attracting customers into our stores and the effectiveness of our product assortment, promotions and service on sales. We also measure our sales per square foot performance in both of our store formats and compare them with our immediate competitors.

•	Gross margin rate to sales. In addition, gross margin return on investment (“GMROI”) is used by our merchandising organization to evaluate the gross margin performance relative to the average inventory investment. Merchandise selection and future decisions are, in part, based on the GMROI performance.

•	Selling, general and administrative expense as a rate to sales. We also compare operating margins to those of our competitors.

•	Inventory turnover. We monitor and focus extensive effort on managing our inventory investment, which is our single largest invested asset. Increasing inventory turnover is critical to improving our working capital position and improving our overall GMROI.

•	Debt to total capitalization. We have a goal of maintaining our year-end debt to total capitalization ratios at or below the current level.
Restatement of Financial Statements
      We have restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K. We have also restated our quarterly financial information for fiscal 2004 and the first three quarters of fiscal 2005. See note 2 in notes to the consolidated financial statements for a further discussion of the restatement and a summary of the effects of these changes on our consolidated balance sheets as of January 31, 2004, as well as on our consolidated statements of operations and cash flows for fiscal years 2004 and 2003. The accompanying Management’s Discussion and Analysis gives effect to these corrections.
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles (“GAAP”) applicable to leases and leasehold improvements. We have consistently accounted for leases in accordance with our interpretation of GAAP and common industry practice. After conducting an internal review of our lease accounting procedures, and after discussion by management and the Chairperson of the Audit Committee of the Board of Directors of the Company with its independent registered public accounting firm, we determined that our historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. Accordingly, we decided to restate our financial statements for prior periods to correct these errors. We do not believe the differences in prior years’ financial statements were material to any individual year presented. Further, the restatement adjustments are non-cash and had no impact on net sales or same-store sales figures.
      We have reviewed our property lease portfolio and have recognized the effect of pre-opening “rent holidays” over the related lease terms on a straight-line basis. Tenant allowances have been reclassified from net property and equipment to other long-term liabilities in the consolidated balance sheets. Tenant allowances have also been reclassified from a reduction of depreciation and amortization expense to a reduction of rent expense in the consolidated statements of operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the consolidated statements of cash flows.
      Retained earnings at the beginning of fiscal year 2003 have been adjusted for the after-tax impact of earlier periods. While we do not consider the net dollar amounts to be material to net earnings, financial position or net cash flows for any individual period presented, we believe it is appropriate to align our historical accounting results with the SEC’s comments on lease accounting under GAAP, and we have done so, as reflected in our decision to restate results for certain prior years. These accounting changes reduced net income by $0.9 million for the fiscal year-ended January 31, 2004 and increased net income by $0.5 million for the fiscal year-ended February 1, 2003, and resulted in a $5.0 million reduction in retained earnings at the beginning of fiscal year 2003.
      We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 29, 2005. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

Executive Overview of Fiscal 2005
      Fiscal 2005 represented our third consecutive year of strong operating performance, after completing a turnaround announced at the end of fiscal 2001 that was substantially completed in fiscal 2003.
      Our strategy is to grow by replacing many of our existing traditional stores with superstores. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average we close 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expanded the market size and our market share.
      In addition to the strong operating performance, a number of strategic initiatives were accomplished in fiscal 2005:

•	Continued the rollout of our new 35,000 square foot prototype superstore, opening 29 of these stores during fiscal 2005. Our current superstore prototype is 20 percent smaller than our larger superstore format and displays our destination assortment of fabric and crafts in a visually exciting, yet productive format.

•	Refinanced our subordinated debt and amended our bank credit facility. In February 2004, we issued $100 million of 7.500 percent senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10.375 percent senior subordinated notes that were outstanding at the beginning of the year. In April 2004, we amended our senior credit facility, extending the term until May 2009 and reducing the commitment to $350 million (See Note 6 — Financing). These financing actions position us to successfully execute our planned growth strategy over the next three to five years.
      Highlights of our financial performance in fiscal 2005 are as follows:

•	Net sales increased 4.5 percent to $1.812 billion. Same-store sales increased 3.2 percent versus a same-store sales increase of 3.6 percent in the prior year.

•	We expanded our gross profit margin by 90 basis points, to 47.6 percent of net revenue from 46.7 percent in fiscal 2004. This improvement was primarily due to our strategic decision to be less promotional.

•	We grew net earnings by 11 percent. Net income was $2.02 per diluted share, compared to $1.82 per diluted share in fiscal 2004. We delivered this solid earnings growth in spite of the higher expenses caused by increased store openings and closings, and investments in our future. We opened 29 superstores compared with 16 in fiscal 2004.

•	We continued to focus on debt reduction and the strengthening of our balance sheet and lowered our debt levels, net of cash, by $76 million.

Results of Operations
      The following table sets forth the financial information through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales

	Fiscal Year-Ended

	Jan 29,	Jan 31,	Feb 1,
	2005	2004	2003

		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Gross margin	47.6%	46.7%	46.2%
Selling, general and administrative expenses	38.7%	38.3%	37.6%
Store pre-opening and closing costs	1.0%	0.8%	0.4%
Depreciation and amortization	2.4%	2.2%	2.3%
Stock-based compensation expense	0.5%	0.4%	—
Debt repurchase and share reclassification expenses	0.2%	0.3%	0.1%

Operating profit	4.8%	4.7%	5.8%

Comparison of the 52 Weeks Ended January 29, 2005 and January 31, 2004
      Net sales. Net sales for fiscal 2005 increased 4.5 percent to $1.812 billion from $1.734 billion in the prior year. Same-store sales increased 3.2 percent compared with a same-store sales increase of 3.6 percent for fiscal 2004. We operated fewer stores in fiscal 2005 versus a year ago. Our total store count at the end of the year was down 41 stores, or 4.6 percent from last year; however, the number of superstores in operation increased to 114 from 86 in fiscal 2004. Total store square footage increased slightly from fiscal 2004, to 15.453 million square feet. Superstores accounted for approximately 33 percent of total net sales during fiscal 2005 compared with approximately 27 percent of total net sales for fiscal 2004.
      By store format, our same-store sales performance for traditional stores increased 3.5 percent versus a same-store sales increase of 3.7 percent for fiscal 2004. Same-store sales for superstores increased 2.6 percent versus a same-store sales increase of 3.1 percent for the prior year. In both store formats, we saw an increase in average ticket partially offset by a slight decline in customer traffic for the full fiscal year. Our strategy to be less promotional, which has benefited our realized selling margins, has had a larger negative impact on superstore sales than traditional store sales because of our dual vehicle advertising strategy (direct mail and newspaper inserts) in superstores.
      By product category, the businesses that performed well were our sewing and crafting categories, led by strong performances in the fleece, paper crafting and yarn businesses. Our sewing and crafting businesses, excluding home decorating textiles, represented 61 percent of our total year net sales, and are up approximately 6.6 percent on a same-store sales basis on improved margin rates. Product categories that are tied more closely to home décor experienced softness. Our home decorating textile category is down approximately 1.9 percent on a same-store sales basis for the year. Our toughest category of the business continues to be finished seasonal. Same-store sales of finished seasonal goods decreased approximately 8.3 percent.
      Gross margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within selling, general and administrative expenses. As a percent of net sales, gross margin was 47.6 percent for fiscal 2005 compared with 46.7 percent in the prior year, an overall increase of 90 basis points. Our strategy to be less promotional has been successful in improving our realized selling margins. This strategy has primarily benefited the selling margins in superstores, where we run multiple advertising vehicles. In addition, we have been able to improve gross margins by improving our product sourcing opportunities.
      During the third quarter, we recorded a $1.7 million charge which was paid in the fourth quarter in connection with a voluntary “prior disclosure” made to U.S. Customs, which lowered our fiscal 2005 gross margin rate by 10 basis points. Over a five-year period encompassing fiscal years 2000 through 2004, we had inadvertently failed to adequately assess anti-dumping duty on certain candles imported from China. The failures resulted from certain products being inaccurately classified at the time of import.
      Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $700.8 million for fiscal 2005 versus $664.8 million in the prior year. As a percentage of net sales, SG&A expenses increased to 38.7 percent versus 38.3 percent for fiscal 2004 with most of the increase for the full year attributable to increased distribution costs and higher administrative costs.
      Depreciation and amortization. Depreciation and amortization expense increased $4.0 million to $43.0 million in fiscal 2005 from $39.0 million in fiscal 2004, due to the increased level of capital expenditures. Further discussion of capital expenditures is provided under “Liquidity and Capital Resources.”
      Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third party inventory liquidation costs and other costs incidental to store closings. Store pre-opening and closing costs increased $5.2 million to $18.5 million in fiscal 2005, due to the increased level of real estate activity year-over-year. As a percentage of sales, store pre-opening and closing costs for fiscal 2005 increased to 1.0 percent from 0.8 percent in the prior year. During fiscal 2005, we opened 29 superstores and two traditional stores, and we closed 72 traditional stores. As we continue to increase the number of new store openings, we expect our store pre-opening and closing costs will continue to rise.
      Stock-based compensation expense. Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” which we adopted in the first quarter of fiscal 2004, and the amortization of the value of restricted stock granted to employees. Stock-based compensation expense was $7.7 million in fiscal 2005, compared with $6.4 million in the prior year.
      Debt repurchase and share reclassification expenses. Debt repurchase and share reclassification expenses for fiscal 2005 were $4.2 million versus $5.5 million in the prior year. The fiscal 2005 expense represents the premium paid to repurchase $64.4 million of our 10.375 percent senior subordinated notes during the first quarter at an aggregate premium of 103.4 percent to par value and write-off of the related deferred financing costs.
      During fiscal 2004 we redeemed or repurchased approximately $58.5 million of our senior subordinated notes at an aggregate premium of 105.4 percent to par value, and we recorded a $4.3 million pre-tax charge for debt repurchase expenses including the cash premium paid to par value and the write-off of deferred finance charges and original issue discount. Share reclassification expenses associated with the reclassification of our former Class A and Class B common shares into a single class of common stock totaled $1.2 million in fiscal 2004.
      As stated above, we completed certain capital financing initiatives during the first quarter of fiscal 2005, which are discussed further below under “Liquidity and Capital Resources.”
      Operating profit. Operating profit was $87.9 million in fiscal 2005, compared with $81.6 million for fiscal 2004.

      Interest expense. Interest expense for fiscal 2005 decreased $2.8 million to $13.7 million from $16.5 million in fiscal 2004. The decrease is attributable to a decrease in our average debt levels between years, and a lower all-in borrowing rate. Our average debt levels were $160 million this fiscal year versus $174 million last year.
      Income taxes. Our effective income tax rate for fiscal 2005 decreased to 37.7 percent from 38.4 percent in the prior year. The reduction in the effective tax rate is primarily based on an anticipated higher realization of certain jobs tax credits.
Comparison of the 52 Weeks Ended January 31, 2004 and February 1, 2003
      Net sales. Net sales for fiscal 2004 increased 3.1 percent to $1.734 billion from $1.682 billion in the prior year. Same-store sales increased 3.6 percent compared with a same-store sales increase of 8.4 percent for fiscal 2003. Approximately 80 percent of this increase was driven by an increase in average ticket. Same-store sales growth generated all of the overall net sales increase, as we operated fewer stores at the end of fiscal 2004 than a year ago. Our total store count at the end of the year was down 27 stores; however, the number of superstores in operation increased to 86 in fiscal 2004 from 72 in fiscal 2003. Store square footage decreased slightly to 15.377 million square feet during the year. Superstores accounted for approximately 27 percent of total net sales for fiscal 2004 versus 25 percent for fiscal 2003.
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
      During the year, we saw sales strength with positive same-store sales increases in all of our major product categories, with the exception of finished seasonal goods. Same-store sales of finished seasonal goods, which represented 12 percent of our total same-store sales for the year, decreased approximately 3.7 percent; however the gross margin rate in this category improved over 200 basis points versus fiscal 2003. We made the decision to be less aggressive in our promotional pricing during the second half of the year versus the prior year. The finished seasonal business, specifically Fall, Halloween and Christmas merchandise, was the category most affected by our decision to reduce promotional expenses and product markdowns.
      Gross margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within our selling, general and administrative expenses. As a percent of net sales, gross margin was 46.7 percent for fiscal 2004 compared with 46.2 percent in the prior year, an increase of 50 basis points. An increase in selling margins of 10 basis points, which was accomplished by a strong performance in the second half of the fiscal year due to a less promotional stance, coupled with a 40 basis point improvement in store shrink rates, were the primary contributors to the increase in the gross margin rate for the year.
      Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses were $664.8 million for fiscal 2004 versus $633.2 million in the prior year. As a percentage of net sales, SG&A expenses increased to 38.3 percent versus 37.6 percent for fiscal 2003. Higher advertising costs in the third quarter, due to our 60th Anniversary celebration, and increased logistics costs, attributable to the decision to flow seasonal product to stores differently and replenish in-season, were the primary contributors to the deterioration in expense leverage.
      Depreciation and amortization. Depreciation and amortization expense increased $1.1 million to $39.0 million in fiscal 2004 from $37.9 million in fiscal 2003, due to the increased level of capital expenditures.

      Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third party inventory liquidation costs and other costs incidental to store closings. Store pre-opening and closing costs increased $7.0 million to $13.3 million in fiscal 2004, due to the increased level of real estate activity year-over-year. As a percentage of sales, store pre-opening and closing costs for fiscal 2004 increased to 0.8 percent from 0.4 percent in the prior year. During fiscal 2004, we opened 16 superstores, converted four larger traditional stores to the superstore format and opened three larger traditional stores. We also closed 45 traditional stores and one superstore.
      Stock-based compensation expense Stock-based compensation expense includes the expensing of stock options due to our adoption of the fair-value based method of accounting for stock-based compensation under SFAS No. 123, and the amortization of the value of restricted stock granted to employees. We adopted SFAS No. 123 in the first quarter of fiscal 2004 under the modified-prospective method allowed under the transition provisions provided under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” Stock-based compensation expense was $6.4 million in fiscal 2004, compared with $0.2 million in fiscal 2003. See Note 1 — Significant Accounting Policies — Stock-Based Compensation for pro-forma information.
      Debt repurchase and share reclassification expenses. Debt repurchase and share reclassification expenses for fiscal 2004 were $5.5 million versus $1.9 million in the prior year, a $3.6 million increase. Share reclassification expenses associated with the reclassification of our former Class A and Class B common shares into a single class of common stock totaled $1.2 million for the fiscal year. Debt repurchase expenses of $4.3 million were incurred to repurchase approximately $58.5 million of our 10.375 percent senior subordinated notes in fiscal 2004 versus $1.9 million of expenses incurred to repurchase $27.1 million of senior subordinated notes in fiscal 2003. The charges include the cash premium paid for the early redemption and the write-off of the related deferred finance charges.
      Operating profit. Operating profit was $81.6 million in fiscal 2004, compared with $98.0 million for fiscal 2003.
      Interest expense. Interest expense for fiscal 2004 decreased $8.2 million to $16.5 million from $24.7 million in fiscal 2003. The decrease is primarily due to a reduction of approximately $65 million in our average debt levels between years. Our average debt levels were $174 million in fiscal 2004 versus $239 million in fiscal 2003.
      Income taxes. Our effective income tax rate for fiscal 2004 increased to 38.4 percent from 38.0 percent in fiscal 2003, as a result of an adjustment to the effective rate in fiscal 2004 due to a permanent tax difference related to stock-based compensation expense, under SFAS No. 123.
Store Closing Charges
      In fiscal 2001, we experienced significant difficulty with the implementation of SAP Retail. As a result of these implementation issues, declining operating margins and an increase in debt levels due to higher capital spending to install SAP Retail and the opening of a second distribution center in fiscal 2002, our strategy shifted from accelerating the growth of our superstore concept to improving the productivity of our existing asset base and realizing the benefits from our completed infrastructure investments. At the end of fiscal 2001, we implemented a turnaround plan (the “Turnaround Plan”).
      At the end of fiscal 2003, a decision was made to continue to operate eight locations, originally targeted for closure in the Turnaround Plan, due to our inability to successfully negotiate an acceptable arrangement to exit the lease. A total of $7.7 million for estimated lease obligations of stores to be closed as part of the Turnaround Plan was reversed in the fourth quarter of fiscal 2003. The reversal related to stores where estimates were revised, as well as the eight stores we chose not to close. We also recorded an asset impairment charge in the fourth quarter of fiscal 2003 of $6.7 million for various store locations, representing the difference between the asset carrying value and the future net discounted cash flows estimated to be generated by those assets. The remainder of the store closing charges in fiscal 2003 and the store closing charges incurred in fiscal 2004 and fiscal 2005, highlighted in the table below, represent lease obligations and other costs associated with stores identified for closure that were not accrued as part of the Turnaround Plan. As of the end of fiscal 2005, all stores identified for closing as part of the Turnaround Plan have been closed.
      As discussed in Note 1 — Significant Accounting Policies, effective December 31, 2002, we began accounting for the costs of store closings in accordance with the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We account for asset impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As a result, we have only a limited number of mature stores where the store contribution is not cash flow positive. In addition, we are paying rent on just eight store locations where we have not yet obtained a sublease tenant or executed a lease termination.
      The charges to the statement of operations related to store closings were $8.9 million, $3.7 million and $1.5 million in fiscal 2005, 2004 and 2003, respectively. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.
      Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended January 29, 2005:

	Non-cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

	(Dollars in millions)
Balance at February 2, 2002	$11.2	$—	$1.2	$12.4
Amounts charged to income	(5.9)	6.7	0.7	1.5
Utilization:
Cash	(1.8)	—	(0.9)	(2.7)
Non-Cash	—	(6.7)	(0.1)	(6.8)

Balance at February 1, 2003(1)	3.5	—	0.9	4.4
Amounts charged to income	(0.1)	2.1	1.7	3.7
Utilization:
Cash	(1.6)	—	(1.3)	(2.9)
Non-Cash	—	(2.1)	(0.3)	(2.4)

Balance at January 31, 2004(1)	1.8	—	1.0	2.8
Amounts charged to income	1.4	2.5	5.0	8.9
Utilization:
Cash	(2.7)	—	(5.2)	(7.9)
Non-Cash	—	(2.5)	—	(2.5)

Balance at January 29, 2005	$0.5	$—	$0.8	$1.3

(1)	Fiscal years 2004 and 2003 have been restated to reflect changes discussed in Note 2 — Restatement of Prior Financial Information.
      Non-cancelable lease obligations for fiscal 2003 include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated lease obligations were reduced by anticipated sublease rental income. As discussed in Note 1, in fiscal 2005 and 2004, these costs are accounted for in accordance with SFAS No. 146, which requires certain lease costs to be expensed as incurred.

      Asset impairments include write-downs of fixed assets to estimated fair value for stores closed, or scheduled to be closed, where impairment exists. The asset impairment represents the difference between the asset carrying value and our estimate of the future net discounted cash flows to be generated by those assets.
      Other costs represent other miscellaneous store closing costs, including among other things, costs related to third-party inventory liquidation and fixtures, signage and register removal.
Liquidity and Capital Resources
      Our capital requirements are primarily for capital expenditures in connection with infrastructure investments, new store openings and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements will be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our bank credit facility.
      The following table provides cash flow related information for the three fiscal years ended January 29, 2005.

	2005	2004	2003

		(Restated)	(Restated)
Net cash provided by operating activities	$141.9	$51.7	$119.7
Net cash used for investing activities	(67.1)	(51.1)	(23.2)
Net cash used for financing activities	(12.6)	(46.4)	(54.4)

Net increase (decrease) in cash and cash equivalents	$62.2	$(45.8)	$42.1

Ending cash and cash equivalents	$79.6	$17.4	$63.2

Net Cash Provided By Operating Activities
      Net cash provided by operating activities was $141.9 million in fiscal 2005, compared with $51.7 million in fiscal 2004, an increase of $90.2 million. The increase was generated by changes in operating assets and liabilities, which in 2005 represented a $35.8 million source of cash versus a $49.0 million use of cash in 2004. Cash flows from operating activities, before changes in operating assets and liabilities, were $106.1 million in fiscal 2005 versus $100.7 million generated in fiscal 2004.
      Inventories, net of payable support, decreased $10.1 million in fiscal 2005, compared with an increase of $49.4 million in fiscal 2004. Inventories increased $35.1 million in fiscal 2005 to support our superstore growth plans in fiscal 2006. We plan to open 11 of the 40 fiscal 2006 planned superstores in the first quarter of fiscal 2006. To support these openings we had the merchandise in our distribution center at year-end. We also increased inventory levels in core product categories such as scrapbooking, yarn, and fleece fabric which have experienced solid sales performances, while reducing our investment in other categories such as finished seasonal. Inventory turns for fiscal 2005 were approximately 2.3 times, compared with 2.4 times in fiscal 2004 and 2.5 times in fiscal 2003.
      Net cash provided by operating activities was $51.7 million in fiscal 2004, compared with $119.7 million in fiscal 2003, a decrease of $68.0 million, primarily caused by an increase in inventory and a decrease in accounts payable, together totaling a decrease of $62.1 million from fiscal 2003. Cash flows from operating activities, before changes in operating assets and liabilities, were $100.7 million in fiscal 2004 versus $109.2 million in fiscal 2003.

Net Cash Used For Investing Activities
      Net cash used for investing activities for fiscal 2005 totaled $67.1 million compared with $51.1 million in fiscal 2004. Capital expenditures were $67.1 million during fiscal 2005 versus $57.6 million in fiscal 2004 and are discussed further below under the caption “Capital Expenditures.” Partially offsetting the increase in capital expenditures for fiscal 2004 was $6.5 million of consideration received from the sale of our equity investment in BouClair, Inc., a Canadian fabric retailer.
      Net cash used for investing activities in fiscal 2004 totaled $51.1 million compared with $23.2 million in fiscal 2003 which consisted entirely of capital expenditures.
Capital Expenditures
      Capital expenditures estimated for fiscal 2006 and for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by the landlord. Capital expenditures primarily relate to the operation of the stores, including new store openings, maintenance capital and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2006
	Outlook	2005	2004	2003

Cash	$110-$120	$58.2	$52.2	$22.7
Cash — landlord reimbursed	$ 20	8.9	5.4	0.5

Total	$130-$140	$67.1	$57.6	$23.2

      Capital expenditures for fiscal 2005 totaled $67.1 million. Store related expenditures, including our superstore openings, accounted for over 75 percent of total capital spending in fiscal 2005.
      Capital expenditures for fiscal 2004 totaled $57.6 million. Store related expenditures, including 19 new store openings, represented over 80 percent of the capital spending. During the year, we opened 16 superstores, converted four larger traditional stores to the superstore format and opened three larger traditional stores.
      Capital expenditures for fiscal 2003 totaled $23.2 million, our lowest level of capital spending in six years, as we focused on maximizing cash flow to reduce debt. During fiscal 2003, we opened one superstore and two traditional stores and converted two larger traditional stores to our superstore format. We also relocated four traditional stores.
      We anticipate capital expenditures in fiscal 2006 of approximately $130 to $140 million, to support increased superstore openings and the construction of our third full-service distribution center scheduled to open in April of 2006 in Opelika, Alabama. This facility will be approximately 700,000 square feet in size, and we estimate it will cost approximately $45 million to build. We expect approximately $35 million to $40 million of the capital spending for this third distribution center to occur in fiscal 2006.
      During fiscal 2006, we plan to open approximately 40 new superstores. As we open more new stores and begin to increase capital expenditures in future years, we envision our growth plans will be largely self-funded using cash from operations.
Net Cash Used For Financing Activities
      Net cash used for financing activities was $12.6 million during fiscal 2005 compared with $46.4 million during fiscal 2004. Long-term debt at the end of fiscal 2005 was $100 million, our lowest year-end debt level in seven years. Debt levels decreased $13.7 million during fiscal 2005, compared with a net decrease of $49.2 million in the prior year. During the first quarter of fiscal 2005, we completed two capital financing initiatives. In February 2004, we issued $100 million of 7.500 percent senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10.375 percent senior subordinated notes that were outstanding at the beginning of the year at an aggregate premium of 103.4 percent to par value. In April, we amended our senior credit facility, extending the term until May 2009 and reducing the commitment to $350 million. Further discussion of these financing initiatives are discussed under Sources of Liquidity below.
      As of January 29, 2005, we had the ability to borrow up to an additional $204.1 million under our Credit Facility.
      Net cash used for financing activities was $46.4 million during fiscal 2004 compared with $54.4 million during fiscal 2003. Long-term debt at the end of fiscal 2004 was $113.7 million. Debt levels decreased $49.2 million during fiscal 2004, compared with a net decrease of $60.8 million in the prior year. During fiscal 2004, we redeemed or repurchased in the open market, approximately $58.5 million of our 10.375 percent senior subordinated notes at an aggregate premium of 105.4 percent to par value. These purchases were made utilizing excess cash on hand and borrowings under our bank credit facility.
      Net cash used for financing activities during fiscal 2003 was $54.4 million, primarily related to a $60.8 million net decrease in debt borrowings resulting from cash generated by strong operating performance. During fiscal 2003 we repurchased, in the open market, $27.1 million of our 10.375 percent senior subordinated notes at a purchase price of $28.3 million or 104.3 percent to par value.
Common Share Repurchases
      During fiscal 2005, we purchased a total of 0.1 million of our common shares at an aggregate price of $3.3 million, utilizing proceeds received from stock option exercises. As of January 29, 2005, we are authorized to purchase up to an additional 1.3 million shares of our common stock under previous authorizations from our Board of Directors.
Sources of Liquidity
      We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand, and our senior bank credit facility.
      We believe that our senior bank credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.
      Our liquidity is based, in part, on maintaining our current debt ratings. As of January 29, 2005, our long-term unsecured debt was rated “B2” by Moody’s Investor Services and “B-” by Standard & Poor’s. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. If our debt ratings are downgraded, it could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs.
      Our current debt obligations as of the end of fiscal 2005 include no borrowings outstanding under our $350 million senior bank credit facility, and $100 million outstanding under our 7.500 percent senior subordinated notes.
      Senior Bank Credit Facility. In April 2004, we amended and extended the expiration date of our senior bank credit facility originally entered into in April 2001 and led by Bank of America Retail Finance, Inc. (formerly Fleet Retail Group, Inc.). The senior bank credit facility, as amended (the “Credit Facility”), is a $350 million revolver that expires April 30, 2009. The prior senior bank credit facility provided for a $325 million revolver and a $40 million term loan, and would have expired in April 2005. The Credit Facility is secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets and guaranteed by each of our subsidiaries. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs related to the amendment of the Credit Facility in the amount of $1.6 million, as well as the unamortized portion of the deferred financing costs related to the original financing, are being amortized over the term of the Credit Facility.

      In fiscal 2002 we established an interest rate swap with Bank of America Retail Finance, Inc. with a fixed London Interbank Offered Rate (“LIBOR”) of 6.72 percent, a notional amount of $90.0 million which decreased to $40 million on May 1, 2003 and an expiration date of April 30, 2005.
      As of January 29, 2005, we had $67.9 million of letters of credit outstanding under our Credit Facility. There were no outstanding borrowings under the Credit Facility at January 29, 2005.
      Our weighted average interest rate (including the impact of the interest rate swaps referred to above) and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 6.7 percent and $57.3 million during fiscal 2005 and 6.3 percent and $88.3 million during fiscal 2004, respectively.
      The Credit Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions and are required to comply with a minimum net worth financial covenant. As of January 29, 2005, excess availability, as defined, was $204.1 million, and at our peak borrowing level during fiscal 2005, the excess availability was $172.3 million. The Credit Facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. At January 29, 2005, we are in compliance with all covenants under the Credit Facility.
      Senior Subordinated Notes. In the first quarter of fiscal 2005, we issued $100 million 7.500 percent senior subordinated notes (the “Notes”) due 2012. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. We have the option of redeeming the Notes at any time after March 1, 2008 in accordance with certain call provisions of the related Note indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of our wholly-owned subsidiaries. Of the approximately $97.4 million of net proceeds from the placement of the Notes, $64.4 million was used to repurchase the remaining 10.375 percent senior subordinated notes due 2007 in fiscal 2005, and the remainder was used for general corporate purposes. As a result of the repurchase transactions, we incurred a $4.2 million charge primarily for a cash premium paid to repurchase some of the 10.375 percent senior subordinated notes and to write-off remaining deferred debt costs which are reflected in the debt repurchase and share reclassification expenses line item on the statement of operations. The financing transactions we completed in fiscal 2005 provided us the appropriate capital structure to enable our long-term growth strategy.
      The Note indenture contains covenants that, among other things, restrict our ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness and require an offer to repurchase the Notes in the event of a change in control. The indenture defines various events of default, including cross default provisions and defaults for any material judgments. At January 29, 2005, we are in compliance with all covenants under the Note indenture.
      Failure to comply with these restrictions and covenants could result in defaults under our Credit Facility and/or the Notes indenture. Any default, if not waived, could result in our debt becoming immediately due and payable.
      During fiscal 2005, 2004 and 2003, we purchased $64.4 million, $58.5 million and $27.1 million, respectively, in face value of the 10.375 percent senior subordinated notes. The purchases were made at an aggregate premium of 103.4 percent, 105.4 percent and 104.3 percent, respectively, to par value. During fiscal 2005, 2004 and 2003, we recorded pre-tax charges of $4.2 million, $4.3 million and $1.9 million, respectively, primarily for the cash premium paid and the related write-off of applicable deferred debt costs, which are reflected in the debt repurchase and share reclassification expenses line item in the statement of operations.

Restricted Stock Program
      In fiscal 2005, we implemented changes in our long-term compensation for employees, which we believe will help us continue to attract and retain the best employees, and better align employee interests with those of our shareholders. Annual grants to employees are now being made in restricted stock awards instead of stock options. The award of restricted stock offers employees the opportunity to earn shares of our stock over time, rather than options that provide employees the right to purchase stock at a set price. Stock options continue to be awarded on a selective basis to new employees and employees who are promoted into certain management positions.
      In fiscal 2005, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of our employees that serves as both a retention vehicle and is coupled with performance awards. The base and performance awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. The base award grants, which are time-based awards, amounted to approximately 205,000 restricted shares in fiscal 2005. The performance-based award provides the potential to receive generally up to three-times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on achieving certain earnings performance goals over the three-year time frame. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period.
Off-Balance Sheet Transactions
      Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.
Contractual Obligations and Commitments
      The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 29, 2005:

	Payments Due by Period (1)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

7.5 percent senior subordinated notes	$100.0	$—	$—	$—	$100.0
7.5 percent senior subordinated notes interest (1)	56.3	7.5	22.5	15.0	11.3
Letters of credit (2)	67.9	67.9	—	—	—
Operating leases (3)	787.6	134.1	236.3	148.4	268.8

Total Contractual Cash Obligations	$1,011.8	$209.5	$258.8	$163.4	$380.1

(1)	Interest is included as a contractual obligation on the 7.500 percent senior subordinated notes only. The calculation of interest on the senior bank credit facility is dependent on the average borrowings during the year and a variable interest rate, which currently approximates 4.25 percent (set at 125 basis points over LIBOR). We did not include these amounts due to their subjectivity and estimation required. See Liquidity and Capital Resources — Sources of Liquidity for further discussion of the senior bank credit facility.

(2)	Includes commercial letters of credit of $41.3 million and $26.6 million of standby letters of credit.

(3)	The remaining cash payments include $2.5 million associated with lease obligations for stores closed.
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
      Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2005				Fiscal 2004

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4

	(Restated)				(Restated)

Net sales	$404.9	$371.0	$448.3	$588.2	$374.8	$359.2	$447.5	$552.6
Same-store sales percentage change	6.6%	3.1%	(0.9)%	4.3%	2.6%	2.4%	4.2%	4.5%
Gross margin	$199.0	$181.9	$214.2	$267.0	$180.5	$172.6	$215.1	$242.4
Gross margin percent to sales	49.1%	49.0%	47.8%	45.4%	48.2%	48.1%	48.1%	43.9%
Operating profit	$14.5	$3.9	$14.7	$54.8	$11.0	$0.0	$23.4	$47.2
Operating profit percent to sales	3.6%	1.1%	3.3%	9.3%	2.9%	0.0%	5.2%	8.5%
Net income (loss)	$6.7	$0.3	$6.9	$32.3	$3.9	$(2.4)	$11.9	$26.7
Inventories	420.1	508.4	530.2	439.7	369.1	471.6	520.3	404.6
Long-term debt	106.6	161.7	200.0	100.0	124.9	190.5	237.4	113.7
      We believe that inflation has not had a significant effect on the growth of net sales or on net income over the past three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.
Critical Accounting Policies and Estimates
      Management strives to report the Company’s financial results in a clear and understandable manner. We follow generally accepted accounting principles in preparing our consolidated financial statements. The principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:
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
      Our accrual for shrink is based on the actual historical shrink results of our recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 29, 2005 is based on shrink results of prior physical inventories. All of our store locations that have been open one year or more are physically inventoried once a year. We will continue to monitor and adjust our shrink rate estimates based on the results of store physical inventories and shrink trends.
      We estimate our reserve for clearance product based on the consideration of a variety of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are beyond our control, including changes in economic conditions and consumer buying trends.

Vendor Allowances
      All vendor consideration received, including cash discounts, volume discounts and co-operative advertising fees are included as a reduction of cost of sales. Cash discounts and volume discounts are recognized in cost of sales when the related merchandise is sold. Historically, we have recognized co-operative advertising fees when received from our vendors. Beginning January 1, 2003, upon the adoption of EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” and the execution of new or modifications of existing vendor agreements, we recognize co-operative advertising fees when the related merchandise is sold. The effect of adopting EITF Issue 02-16 did not have a material impact on our results of operations or financial position.
Gift cards
      Proceeds from the sale of gift cards are recorded as a gift card liability and recognized as sales when redeemed by the holder.
Valuation of Long-Lived Assets
      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated net cash flows to be generated by those assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of fiscal 2005, 2004 and 2003, we performed the required annual impairment test of the carrying amount of goodwill and determined that no goodwill impairment existed.
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
      In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and we began to account for the costs of store closings under SFAS No. 146 on that date.
Accrued Expenses
      We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance related expenses, portions of which are self-insured. Our workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred but not yet reported. These estimates are based on historical loss development factors. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. However, such differences have not been historically significant for fiscal years 2005, 2004 and 2003.
Operating Leases
      Rent expense for our operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the consolidated balance sheets.
      Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of construction allowances as an increase in cash flows from operating activities.
Income Taxes
      We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction. This process involves adjusting income determined using GAAP for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, our tax expense, assets and liabilities could have been different. Our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from different jurisdictions may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly. We also regularly evaluate the status and likely outcome of uncertain tax positions.
      As a matter of course, we are regularly audited by federal and state tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact our ultimate payment for such exposures.
Recent Accounting Pronouncements
      In addition to the accounting pronouncements referenced above in our discussion of critical accounting policies, the following accounting pronouncements may have an impact on our results of operations or financial position, as discussed further below.
Statement of Financial Accounting Standard (SFAS) No. 123(Revised 2004), Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R replaces SFAS No. 123, supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
      SFAS No. 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Currently, we use the Black-Scholes option pricing model to estimate the value of stock options granted and are evaluating option valuation models, including the Black-Scholes, to determine which model we will utilize upon adoption of SFAS No. 123R. We plan to adopt SFAS No. 123R using the modified-prospective method. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on the Company’s stock-based compensation expense.
FASB Interpretation No. 46, Consolidation of Variable Interest Entities
      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. We adopted FIN 46 in our first quarter of fiscal 2005. The adoption of FIN 46 had no impact on our consolidated financial statements.
Cautionary Statement Concerning Forward-Looking Statements
      Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, longer-term unseasonable weather or wide spread severe weather, the impact of our and our competitors store openings and closings, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our credit facility.
      We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 30 percent of our purchases internationally in fiscal 2005. Our international purchases are concentrated in China and other Asian countries.
      In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we set in place in early fiscal 2005, which consisted of the fixed rate $100 million Notes and our variable rate Credit Facility, which is designed to be a working capital facility. We estimate that a one-percent increase or decrease in interest rates, based on fiscal 2005 average debt levels, would cause an increase or decrease to interest expense of $0.2 million.
      In the past, we also utilized interest rate swaps to achieve our objective of managing our exposure to interest rate changes. We utilized interest rate swaps to manage net exposure to interest rate changes related to our variable rate bank credit facilities. We have a $40.0 million interest rate swap with a fixed LIBOR of 6.72 percent that expires on April 30, 2005.
      In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we have reviewed and designated our interest rate swap agreement as a cash flow hedge and recognized the fair value of our interest rate swap agreement on the balance sheet in accrued expenses. Changes in the fair value of this agreement is recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2005 and fiscal 2004, unrealized after-tax net gains of $1.6 million and $1.0 million, respectively, were recorded in other comprehensive income (loss). The fiscal 2002 after-tax net loss included a $1.7 million cumulative transition adjustment, as of the date of adoption of SFAS No. 133. The hedge ineffectiveness (income) expense for fiscal 2005, 2004 and 2003 was $0.4 million, $(0.7) million and $(0.3) million, respectively, and is reflected in interest expense.

Item 8. Financial Statements and Supplementary Data
Jo-Ann Stores, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:
      We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the Company) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004 and 2003 financial statements. Also, as discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for stock based compensation.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting due to the effect of the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices.

/s/ Ernst & Young LLP
Cleveland, Ohio,
March 31, 2005

Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	January 29,	January 31,
	2005	2004

		(Restated)
	(Dollars in millions, except
	share and per share data)
Assets
Current assets:
Cash and cash equivalents	$79.6	$17.4
Inventories	439.7	404.6
Deferred income taxes	21.3	21.9
Prepaid expenses and other current assets	22.3	23.5

Total current assets	562.9	467.4
Property, equipment and leasehold improvements, net	238.0	218.4
Goodwill, net	27.1	26.5
Other assets	11.3	7.5

Total assets	$839.3	$719.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$167.2	$122.0
Accrued expenses	91.6	76.2

Total current liabilities	258.8	198.2
Long-term debt	100.0	113.7
Deferred income taxes	27.6	32.9
Lease obligations and other long-term liabilities	44.0	34.2
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,321,934 and 25,603,035, respectively	1.3	1.3
Additional paid-in capital	151.8	129.0
Retained earnings	299.6	253.4
Accumulated other comprehensive loss	—	(1.6)

	452.7	382.1
Treasury stock, at cost, 3,737,407 shares and 3,774,800 shares, respectively	(43.8)	(41.3)

Total shareholders’ equity	408.9	340.8

Total liabilities and shareholders’ equity	$839.3	$719.8

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations

	Fiscal Year-Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
	(Dollars in millions,
	except earnings per share data)
Net sales	$1,812.4	$1,734.1	$1,682.0
Cost of sales	950.3	923.5	904.5

Gross margin	862.1	810.6	777.5
Selling, general and administrative expenses	700.8	664.8	633.2
Store pre-opening and closing costs	18.5	13.3	6.3
Depreciation and amortization	43.0	39.0	37.9
Stock-based compensation expense	7.7	6.4	0.2
Debt repurchase and share reclassification expenses	4.2	5.5	1.9

Operating profit	87.9	81.6	98.0
Interest expense, net	13.7	16.5	24.7

Income before income taxes	74.2	65.1	73.3
Income tax provision	28.0	25.0	27.9

Net income	$46.2	$40.1	$45.4

Basic net income per common share	$2.09	$1.88	$2.20

Diluted net income per common share	$2.02	$1.82	$2.10

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year-Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
	(Dollars in millions)
Net cash flows from operating activities:
Net income	$46.2	$40.1	$45.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.0	39.0	37.9
Deferred income taxes	(6.3)	4.1	16.0
Stock-based compensation expense	7.7	6.4	0.2
Tax benefit on stock-based compensation plan awards	4.9	2.4	3.6
Amortization of deferred financing costs	2.0	1.5	1.8
Loss on disposal of fixed assets	4.4	2.9	2.4
Loss associated with purchase of senior subordinated notes	4.2	4.3	1.9
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(35.1)	(41.5)	5.9
Increase (decrease) in accounts payable	45.2	(7.9)	6.8
Increase (decrease) in accrued expenses	15.4	0.2	(6.5)
Other, net	10.3	0.2	4.3

Net cash provided by operating activities	141.9	51.7	119.7
Net cash flows used for investing activities:
Capital expenditures	(67.1)	(57.6)	(23.2)
Proceeds from sale of equity investment	—	6.5	—

Net cash used for investing activities	(67.1)	(51.1)	(23.2)
Net cash flows used for financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.4	—	—
Purchase of 10 3/8% senior subordinated notes	(66.6)	(61.7)	(28.3)
Net change in revolving credit facility	(49.3)	9.3	(33.7)
Proceeds from stock-based compensation plans	10.0	6.6	10.0
Other, net	(4.1)	(0.6)	(2.4)

Net cash used for financing activities	(12.6)	(46.4)	(54.4)

Net increase (decrease) in cash and cash equivalents	62.2	(45.8)	42.1
Cash and cash equivalents at beginning of year	17.4	63.2	21.1

Cash and cash equivalents at end of year	$79.6	$17.4	$63.2

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11.2	$17.5	$22.5
Income taxes, net of refunds	23.6	8.0	4.9
See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Shareholders’ Equity

			Common				Accumulated
	Net		Stock	Additional			Other	Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Comprehen-	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	sive Loss	Equity

	(Shares in thousands)		(Dollars in millions)
Balance, February 2, 2002 (as previously reported)	20,106	3,689	$1.2	$99.0	$(37.3)	$172.9	$(3.0)	$232.8
Cumulative effect of restatement on prior years (see Note 2)	—	—	—	—	—	(5.0)	—	(5.0)

Balance, February 2, 2002 (as restated)	20,106	3,689	1.2	99.0	(37.3)	167.9	(3.0)	227.8
Net income	—	—	—	—	—	45.4	—	45.4
Change in fair value of derivatives, net of $0.2 million tax provision	—	—	—	—	—	—	0.4	0.4

Total comprehensive income								45.8
Exercise of stock options	844	—	0.1	8.4	—	—	—	8.5
Tax benefit on equity compensation	—	—	—	3.6	—	—	—	3.6
Restricted stock awards activity, net	(5)	—	—	0.2	—	—	—	0.2
Purchase of common stock	(164)	164	—	—	(3.4)	—	—	(3.4)
Issuance of treasury shares	47	(47)	—	0.6	0.3	—	—	0.9
Issuance of common stock — Associate Stock Ownership Plan	251	—	—	1.5	—	—	—	1.5

Balance, February 1, 2003 (as restated)	21,079	3,806	1.3	113.3	(40.4)	213.3	(2.6)	284.9
Net income	—	—	—	—	—	40.1	—	40.1
Change in fair value of derivatives, net of $0.6 million tax provision	—	—	—	—	—	—	1.0	1.0

Total comprehensive income								41.1
Exercise of stock options	418	—	—	4.0	—	—	—	4.0
Tax benefit on equity compensation	—	—	—	2.4	—	—	—	2.4
Stock-based compensation	150	—	—	6.4	—	—	—	6.4
Purchase of common stock	(75)	75	—	—	(1.6)	—	—	(1.6)
Issuance of treasury shares	106	(106)	—	0.7	0.7	—	—	1.4
Issuance of common stock — Associate Stock Ownership Plan	150	—	—	2.2	—	—	—	2.2

Balance, January 31, 2004 (as restated)	21,828	3,775	1.3	129.0	(41.3)	253.4	(1.6)	340.8
Net income	—	—	—	—	—	46.2	—	46.2
Change in fair value of derivatives, net of $1.0 million tax provision	—	—	—	—	—	—	1.6	1.6

Total comprehensive income								47.8
Exercise of stock options	768	(119)	—	7.0	0.6	—	—	7.6
Tax benefit on equity compensation	—	—	—	4.9	—	—	—	4.9
Stock-based compensation	(36)	—	—	7.7	—	—	—	7.7
Purchase of common stock	(119)	119	—	—	(3.3)	—	—	(3.3)
Issuance of treasury shares	38	(38)	—	0.8	0.2	—	—	1.0
Issuance of common stock — Associate Stock Ownership Plan	106	—	—	2.4	—	—	—	2.4

Balance, January 29, 2005	22,585	3,737	$1.3	$151.8	$(43.8)	$299.6	$—	$408.9

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements
Note 1 — Significant Accounting Policies
Nature of Operations
      Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer with 851 retail stores in 47 states at January 29, 2005. The 737 traditional and 114 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, scrapbooking materials, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
      The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:
Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2004 and 2003 financial statements have been reclassified to conform to the current year presentation.
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
Fiscal Year
      The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2005 refers to the year-ended January 29, 2005).
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
      The Company’s accrual for shrink is based on the actual historical shrink results of recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 29, 2005 is based on shrink results of prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

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
Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years; furniture, fixtures and equipment from 2 to 10 years; and leasehold improvements for the lesser of 10 years or over the remaining life of the lease. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.
      Property, equipment and leasehold improvements consists of the following (dollars in millions):

	Fiscal Year

	2005	2004

		(Restated)
Land and buildings	$58.4	$54.9
Furniture, fixtures and equipment	333.9	305.3
Leasehold improvements	102.7	92.3
Construction in progress	13.8	8.6

	508.8	461.1
Less accumulated depreciation and amortization	(270.8)	(242.7)

Property, equipment and leasehold improvements, net	$238.0	$218.4

Software Development
      The Company capitalized $2.5 million and $3.7 million in fiscal 2005 and fiscal 2004, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational.
Goodwill
      Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible assets acquired from House of Fabrics, Inc. The goodwill recorded was non-deductible for tax purposes. A deferred tax adjustment made in fiscal year 2005 related to the House of Fabrics acquisition increased goodwill by $0.6 million.
      During the fourth quarter of fiscal 2005, 2004, and 2003 the Company performed the required annual impairment tests under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and determined that no goodwill impairment existed.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
Impairment of Long-Lived Assets
      Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.
      The carrying values of long-lived assets for stores identified for closure are reduced to their estimated fair value. See Note 4 — Store Closings for details related to the results of impairment testing performed.
Accrued Store Closing Costs
      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.
      The Company follows SFAS No. 146 to account for costs related to store closings after December 31, 2002. Prior to December 31, 2002, the Company followed EITF Issue 94-3 and accrued for costs of store closings, including future rental obligations, carrying costs and other closing costs when the Company committed to closing or relocating a store. The determination of the accrual was dependent on the Company’s ability to make estimates of costs to be incurred post-closing. Future rental obligations were calculated at the lesser of contractual obligations remaining under the lease (less estimated sublease rental income) or the estimated lease termination cost. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. See Note 4 — Store Closings.
Accrued Expenses
      Certain material expenses are estimated to enable recording of those expenses in the period incurred. The most material estimates relate to compensation, taxes and insurance related expenses, portions of which the Company is self-insured for. Workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in the Company’s estimates and assumptions could result in

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
an accrual requirement materially different from the calculated accrual. Accrued expenses consists of the following (dollars in millions):

	Fiscal Year

	2005	2004

Accrued taxes	$29.6	$21.5
Accrued compensation	21.5	16.8
Accrued insurance	15.7	12.1
Other accrued expenses	24.8	25.8

	$91.6	$76.2

Financial Instruments
      A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The price of the 7.500 percent senior subordinated notes (the “Notes”) at January 29, 2005 in the high yield debt market was 100.4 percent to par value. Accordingly, the fair value of the Notes was $100.4 million versus their carrying value of $100 million.
      In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in early fiscal 2005, which consisted of the fixed rate Notes and the variable rate Credit Facility, which is designed to be a working capital facility. In the past, the Company also utilized interest rate swaps to achieve this objective. The Company utilized interest rate swaps to manage net exposure to interest rate changes related to the Company’s variable rate bank credit facilities. The interest rate swap agreements required the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (“LIBOR”). The Company does not enter into financial instruments for trading purposes. The Company has a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expires on April 30, 2005.
      The Company reviewed and designated its interest rate swap agreement as a cash flow hedge and recognized the fair value of its interest rate swap agreement on the balance sheet in accrued expenses, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Changes in the fair value of this agreement are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2005 and fiscal 2004, unrealized after-tax net gains of $1.6 million and $1.0 million, respectively, were recorded in other comprehensive income (loss). The hedge ineffectiveness (income) expense for fiscal 2005, 2004 and 2003 was $0.4 million, $(0.7) million and $(0.3) million, respectively, and is reflected in interest expense.
Income Taxes
      The Company does business in various jurisdictions that impose income taxes. The aggregate amount of income tax expense to accrue and the amount currently payable is based upon the tax statutes of each jurisdiction, pursuant to the asset and liability method. This process involves adjusting income determined using GAAP for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences that will reverse in subsequent years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. The current tax provision can be affected by the mix of income and identification or resolution of uncertain tax positions. Because income from different jurisdictions may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. The rate is based on the best estimate of an annual effective rate, and those estimates are updated quarterly. The Company also regularly evaluates the status and likely outcome of uncertain tax positions.
      As a matter of course, the Company is regularly audited by federal, state and local tax authorities. Reserves are provided for potential exposures when it is considered probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. The Company evaluates these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events, including audit settlements, that may impact the ultimate payment for such exposure.
Revenue Recognition
      The Company recognizes revenue at the time of sale of merchandise to its customers in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company allows for merchandise to be returned under most circumstances, however, the Company currently does not provide a reserve as the amounts of returns have not historically had a material impact on the financial statements.
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
Cost of Sales
      Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the Company’s merchandise and accordingly are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and accordingly are expensed as incurred as selling, general and administrative expenses. Distribution network costs of $58.5 million, $51.5 million and $43.4 million were included in selling, general and administrative expenses for fiscal 2005, 2004 and 2003, respectively.
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

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
Operating Leases
      Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the consolidated balance sheets.
      Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of construction allowances as an increase in cash flows from operating activities.
Store Pre-Opening Costs
      Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes the hiring and training costs for new employees, processing costs of initial merchandise and rental expense for the period prior to the store opening for business. Store pre-opening costs were $9.6 million, $9.6 million and $4.8 million in fiscal 2005, 2004 and 2003, respectively.
Advertising Costs
      The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $50.1 million, $47.7 million and $39.7 million for fiscal 2005, 2004 and 2003, respectively.
Earnings Per Share
      Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method. Basic and diluted earnings per share are as follows:

	Fiscal Year-Ended

	2005	2004	2003

		(Restated)	(Restated)
	(Dollars in millions, except per share data)
Net income	$46.2	$40.1	$45.4

Weighted average shares (shares in thousands):
Basic	22,155	21,372	20,682
Incremental shares from assumed exercise of stock options	624	564	950
Incremental restricted shares	108	67	—

Diluted	22,887	22,003	21,632

Basic net income per common share	$2.09	$1.88	$2.20

Diluted net income per common share	$2.02	$1.82	$2.10

      For fiscal years 2005, 2004 and 2003, there were 66,000 stock options, 175,000 stock options and 137,000 stock options, respectively, which could potentially dilute earnings per share in the future, that were

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
Stock-Based Compensation
      Effective February 2, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” compensation cost recognized in fiscal year 2004 was the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.
      Prior to fiscal 2004, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, no stock-based compensation expense for stock options is reflected in fiscal 2003 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The following table shows the expense recognized by the Company for stock-based compensation in fiscal 2005 and 2004 under SFAS No. 123 and SFAS No. 148, and in fiscal 2003 under APB No. 25.

	Fiscal Year-Ended

	2005	2004	2003

Stock option compensation expense	$3.4	$5.7	$—
Restricted stock award amortization	4.3	0.7	0.2

	$7.7	$6.4	$0.2

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each fiscal year (dollars in millions, except per share data):

	Fiscal Year-Ended

	2005	2004	2003

		(Restated)	(Restated)
Net income as reported	$46.2	$40.1	$45.4
Add: Stock-based compensation expense included in reported net income, net of tax	4.8	3.9	0.1
Less: Stock-based compensation determined under the fair value method, net of tax	(4.8)	(3.9)	(2.3)

Pro forma net income	$46.2	$40.1	$43.2

Basic income per common share:
As reported	$2.09	$1.88	$2.20
Pro forma	$2.09	$1.88	$2.09
Diluted income per common share:
As reported	$2.02	$1.82	$2.10
Pro forma	$2.02	$1.82	$2.00

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
      The fair values of the options granted under the stock plans were determined at the date of grant using the Black-Scholes option pricing model. The Company does not pay dividends, so no dividend rate assumption was made. The significant assumptions used to calculate the fair value of the option grants were as follows:

	Fiscal Year-Ended

	2005	2004	2003

Weighted average fair value of options granted	$14.16	$9.61	$9.88
Expected volatility of underlying stock	.594 to .653	.570 to .660	.466 to .555
Risk-free interest rates	2.4% to 3.7%	2.4% to 3.6%	3.0% to 4.9%
Expected life	4 years	4-5.5 years	5-6 years
Expected life — Employee Stock Purchase Program	6 months	6 months	6 months
Recent Accounting Pronouncements
      In addition to the accounting pronouncements referenced above, the following accounting pronouncements may have an impact on our results of operations or financial position, as discussed further below.

Statement of Financial Accounting Standard (SFAS) No. 123(Revised 2004), Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123R replaces SFAS No. 123, supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
      SFAS No. 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Currently, the Company uses the Black-Scholes option pricing model to estimate the value of stock options granted and is evaluating option valuation models, including the Black-Scholes, to determine which model the Company will utilize upon adoption of SFAS No. 123R. The Company plans to adopt SFAS No. 123R using the modified-prospective method. The Company does not anticipate that the adoption of SFAS No. 123R will have a material impact on the Company’s stock-based compensation expense.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities
      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. The Company adopted FIN 46 during the first quarter of fiscal 2005. The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Restatement of Prior Financial Information
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. The Company has restated its financial statements for prior periods to correct these errors.
      The Company has reviewed its property lease portfolio and has recognized the effect of pre-opening “rent holidays” over the related lease terms. Tenant allowances have been reclassified from a contra asset in net property and equipment to other long-term liabilities in the Consolidated Balance Sheets. Tenant allowances have also been reclassified from a reduction of depreciation and amortization expense to a reduction of rent expense in the Consolidated Statements of Operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the Consolidated Statements of Cash Flows.
      Retained earnings at the beginning of fiscal year 2003 have been adjusted by $5.0 million for the after-tax impacts of earlier periods.
      The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet at January 31, 2004 and the consolidated statements of operations and cash flows for the years ended January 31, 2004 and February 1, 2003 (in millions, except per share data):
Consolidated Balance Sheet

	Fiscal Year-Ended January 31, 2004

	Before
	Restatement	Adjustments	As Restated

Property, equipment and leasehold improvements, net	$203.2	$15.2	$218.4
Total Assets	707.7	12.1	719.8
Deferred income taxes, net	14.4	(3.4)	11.0
Other long-term liabilities	10.3	23.9	34.2
Retained earnings	258.8	(5.4)	253.4
Total shareholders equity	346.2	(5.4)	340.8
Total liabilities and shareholders’ equity	$707.7	$12.1	$719.8
Consolidated Statements of Operations

	Fiscal Year-Ended January 31, 2004

	Before
	Restatement	Adjustments	As Restated

Selling, general and administrative expenses	$667.8	$(3.0)	$664.8
Store pre-opening and closing costs	10.9	2.4	13.3
Depreciation and amortization	37.0	2.0	39.0
Operating profit	83.0	(1.4)	81.6
Net income	$41.0	$(0.9)	$40.1
Basic net income per common share	$1.92	$(0.04)	$1.88
Diluted net income per common share	$1.86	$(0.04)	$1.82

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Restatement of Prior Financial Information (Continued)

	Fiscal Year-Ended February 1, 2003

	Before
	Restatement	Adjustments	As Restated

Selling, general and administrative expenses	$636.4	$(3.2)	$633.2
Store pre-opening and closing costs	5.9	0.4	6.3
Depreciation and amortization	35.9	2.0	37.9
Operating profit	97.2	0.8	98.0
Net income	$44.9	$0.5	$45.4
Basic net income per common share	$2.17	$0.03	$2.20
Diluted net income per common share	$2.08	$0.02	$2.10
Consolidated Statements of Cash Flows

	Fiscal Year-Ended January 31, 2004

	Before
	Restatement	Adjustments	As Restated

Net cash provided by operating activities	$46.3	$5.4	$51.7
Net cash used for investing activities	$(45.7)	$(5.4)	$(51.1)

	Fiscal Year-Ended February 1, 2003

Net cash provided by operating activities	$119.2	$0.5	$119.7
Net cash used for investing activities	$(22.7)	$(0.5)	$(23.2)
Note 3 — Share Reclassification
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
Note 4 — Store Closings
      The charges to the statement of operations for the three fiscal years ended January 29, 2005 related to store closings are summarized below, and include charges for store closings related to the superstore growth

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4 — Store Closings (Continued)
strategy and normal operating activity. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended

	2005	2004	2003

		(Restated)	(Restated)

	(Dollars in millions)
Store Closing Charges:
Non-cancelable lease obligations	$1.4	$(0.1)	$(5.9)
Asset impairment	2.5	2.1	6.7
Other costs	5.0	1.7	0.7

Total	$8.9	$3.7	$1.5

      Non-cancelable lease obligations for fiscal 2003 include the lesser of the estimated buyout or remaining lease obligations of the stores to be closed. Estimated lease obligations were reduced by anticipated sublease rental income. As discussed in Note 1, in fiscal 2005 and 2004, these costs are accounted for in accordance with SFAS No. 146, which requires certain lease costs to be expensed as incurred.
      Asset impairments include write-downs of fixed assets to estimated fair value for stores closed, or scheduled to be closed, where impairment exists. The asset impairment represents the difference between the asset carrying value and the future net discounted cash flows estimated by the Company to be generated by those assets.
      Other costs represent other miscellaneous store closing costs, including among other things, costs related to third-party inventory liquidation and fixtures, signage and register removal.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4 — Store Closings (Continued)
      Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended January 29, 2005:

	Non-cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

		(Dollars in millions)
Balance at February 2, 2002	$11.2	$—	$1.2	$12.4
Amounts charged to income	(5.9)	6.7	0.7	1.5
Utilization:
Cash	(1.8)	—	(0.9)	(2.7)
Non-Cash	—	(6.7)	(0.1)	(6.8)

Balance at February 1, 2003 (1)	3.5	—	0.9	4.4
Amounts charged to income	(0.1)	2.1	1.7	3.7
Utilization:
Cash	(1.6)	—	(1.3)	(2.9)
Non-Cash	—	(2.1)	(0.3)	(2.4)

Balance at January 31, 2004 (1)	1.8	—	1.0	2.8
Amounts charged to income	1.4	2.5	5.0	8.9
Utilization:
Cash	(2.7)	—	(5.2)	(7.9)
Non-Cash	—	(2.5)	—	(2.5)

Balance at January 29, 2005	$0.5	$—	$0.8	$1.3

(1)	Fiscal years 2004 and 2003 have been restated to reflect changes discussed in Note 2 — Restatement of Prior Financial Information.

Note 5 —	Income Taxes
      The significant components of the income tax provision are as follows (dollars in millions):

	Fiscal Year-Ended

	2005	2004	2003

		(Restated)	(Restated)

Current:
Federal	$30.7	$18.7	$9.0
State and local	3.6	2.2	2.9

	34.3	20.9	11.9
Deferred	(6.3)	4.1	16.0

Income tax provision	$28.0	$25.0	$27.9

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Income Taxes (Continued)
      The reconciliation of income tax at the statutory rate to the income tax provision is as follows:

	Fiscal Year-Ended

	2005	2004	2003

		(Restated)	(Restated)
Federal income tax at the statutory rate	$26.0	$22.8	$25.7
Effect of:
State and local taxes	2.4	1.8	2.9
Other, net	(0.4)	0.4	(0.7)

Income tax provision	$28.0	$25.0	$27.9

      The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)

	2005	2004

		(Restated)
Current
Deferred tax assets:
Inventory items	$17.4	$14.4
Lease obligations	0.9	4.8
Employee benefits	0.8	1.2
Other	2.2	2.9

	21.3	23.3
Deferred tax liabilities:
Basis difference in net assets acquired	—	(1.4)

Net current deferred tax asset	$21.3	$21.9

Non-current
Deferred tax assets:
Lease Obligations	$16.9	$12.2
Equity investment	2.5	2.5
Other	4.5	1.9
Valuation allowance	(2.5)	(2.5)

	21.4	14.1
Deferred tax liabilities:
Depreciation	(48.5)	(46.7)
Basis difference in net assets acquired	(0.7)	(0.7)
Other	0.2	0.4

	(49.0)	(47.0)

Net non-current deferred tax liability	$(27.6)	$(32.9)

      The Company has recorded a valuation allowance for equity losses on a minority investment, which may not be realizable.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Financing
      Long-term debt consists of the following (dollars in millions):

	Fiscal Year

	2005	2004

Senior bank credit facility	$—	$—
Prior senior bank credit facility	—	49.3
7.500 percent senior subordinated notes	100.0	—
10.375 percent senior subordinated notes	—	64.4

Total Long-term debt	$100.0	$113.7

Secured Credit Facilities
      In April 2004, the Company amended and extended the expiration date of the senior bank credit facility originally entered into in April 2001 and led by Bank of America Retail Finance, Inc. (formerly Fleet Retail Group, Inc.). The senior bank credit facility, as amended (the “Credit Facility”), is a $350 million revolver that expires April 30, 2009. The prior senior bank credit facility provided for a $325 million revolver and a $40 million term loan, and would have expired in April 2005. The Credit Facility is secured by a first priority perfected security interest in the Company’s inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At January 29, 2005, the Company’s interest on borrowings under the Credit Facility, had there been outstanding borrowings, would have been LIBOR plus 1.25 percent. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs related to the amendment of $1.6 million, as well as the unamortized portion of the deferred financing costs related to the original financing, are being amortized over the term of the Credit Facility.
      As of January 29, 2005, the Company had $67.9 million of letters of credit outstanding under the Credit Facility. There were no outstanding borrowings under the Credit Facility at January 29, 2005.
      The Company’s weighted average interest rate (including the impact of the $40 million interest rate swap expiring in April 2005, discussed under Financial Instruments in Note 1) and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 6.7 percent and $57.3 million during fiscal 2005 and 6.3 percent and $88.3 million during fiscal 2004.
      The Credit Facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of its business. The Company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, the Company is required to comply with a minimum net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of January 29, 2005, excess availability was $204.1 million, and at the Company’s peak borrowing level during fiscal 2005, the excess availability was $172.3 million. The Credit Facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. At January 29, 2005, the Company is in compliance with all covenants under the Credit Facility.
      The fair value of the Company’s Credit Facility and prior senior bank credit facility approximated carrying value at January 29, 2005 and January 31, 2004.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Financing (Continued)
Senior Subordinated Notes
      On February 26, 2004, the Company issued $100 million 7.500 percent senior subordinated notes (the “Notes”) due 2012. Interest on the Notes is payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. The Company has the option of redeeming the Notes at any time after March 1, 2008 in accordance with certain call provisions of the related Note indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Net proceeds from the placement of approximately $97.4 million were used to repurchase the balance of the 10.375 percent senior subordinated notes that remained outstanding and for general corporate purposes.
      The Note indenture contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness and require an offer to repurchase the Notes in the event of a change in control. The indenture defines various events of default, including cross default provisions and defaults for any material judgments. Failure to comply with these restrictions and covenants could result in defaults under the Company’s Credit Facility and/or Note indenture. Any default, if not waived, could result in the Company’s debt becoming immediately due and payable. At January 29, 2005, the Company is in compliance with all covenants under its Note indenture.
      During fiscal 2005, 2004 and 2003, the Company purchased $64.4 million, $58.5 million and $27.1 million, respectively, in face value of the 10.375 percent senior subordinated notes. The Company recorded pre-tax charges of $4.2 million, $4.3 million and $1.9 million, in fiscal years 2005, 2004 and 2003, respectively, primarily for the cash premium paid and the related write-off of applicable deferred debt costs, which are reflected in the debt repurchase and share reclassification expenses line item on the statement of operations.
      Aggregate maturities of long-term debt for the next five years are: 2006 — $0.0; 2007 — $0.0; 2008 — $0.0; 2009 — $0.0; 2010 — $0.0 and thereafter — $100.0.

Note 7 —	Capital Stock
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
Right to Acquire Shares
      The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 4.2 million shares are subject to this agreement as of January 29, 2005.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation
      The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under the 401(k) savings plan. As discussed in Note 1, the Company adopted SFAS No. 123 in the first quarter of fiscal 2004 under the modified-prospective method under SFAS No. 148 and began expensing the costs of stock options in its statements of operations in fiscal 2004. For restricted stock awards, stock-based compensation expense resulting from the issuance of restricted shares is recognized over the vesting period of the award (typically three to five years).
      Summarized below are the various plans used by the Company in administering its stock-based compensation award programs.

Plan	Overview

1998 Incentive Compensation Plan (the “1998 Plan”)	Allows for the grant of stock options, restricted stock, and stock equivalent units to employees and non-employee directors. It also allows the operation of an employee stock purchase program and a deferred stock program for non-employee directors.
1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”)	Previously used to award stock options to non-employee directors. The plan is no longer used to grant stock options.
1994 Executive Incentive Plan (the “Executive Plan”)	Previously used to award restricted stock awards to executive officers, senior management and other key employees. This plan terminated on January 31, 2004. The termination of the plan does not affect shares that are currently outstanding under the plan. At January 29, 2005, 132,455 restricted shares remained outstanding under the Executive Plan.
1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”)	Previously used to award stock options to officers and key employees. This plan terminated on March 14, 2000. The termination of the plan does not affect shares that are currently outstanding under the plan.
1998 Plan

Stock Options
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

Restricted Stock Awards
      The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. All restrictions on such restricted shares terminate if the grantee remains in the continuous service of the Company throughout the vesting period. In fiscal 2005, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of the Company’s employees that serves as both a retention vehicle

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)
and is coupled with performance awards. The base and performance awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. The base award grants, which are time-based awards, amounted to approximately 205,000 restricted shares for fiscal 2005. The performance-based award provides the potential to receive generally up to three times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on achieving certain net income performance criteria that are measured at the end of the third year. The Shares Available to Grant table reflects both the fiscal 2005 restricted stock base award grant and the performance award assuming superior level is achieved. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period.

Shares Available to Grant
      The total number of shares available for awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of share awards actually granted in each such fiscal year.
      The following table summarizes award activity for the three fiscal years and the number of shares available for future awards under the 1998 Plan as of January 29, 2005:

	Stock	Restricted
	Options	Stock	Total

Available at February 2, 2002			618,056
Fiscal year 2003 incremental available			804,236
Granted	(204,125)	—	(204,125)
Cancellations	163,189	3,450	166,639

Available at February 1, 2003			1,384,806
Fiscal year 2004 incremental available			843,162
Granted	(806,387)	(11,500)	(817,887)
Cancellations	124,313	3,450	127,763

Available at February 1, 2004			1,537,844
Fiscal year 2005 incremental available			255,073
Granted — Time-Based Awards	(142,200)	(224,300)	(366,500)
Granted — Performance-Based Awards	—	(616,350)	(616,350)
Cancellations	156,430	121,500	277,930

Available at January 29, 2005			1,087,997

Employee Stock Purchase Program
      The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) was established in April 1999, and enables employees to subscribe to purchase shares of common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8 — Stock-Based Compensation (Continued)
fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2005, 2004 and 2003, stock purchase rights of 106,548 shares, 149,791 shares and 251,016 shares, respectively, were granted and exercised under the ASOP. The stock-based compensation expense was not significant for all the years presented.

Non-Employee Directors Deferred Stock Program
      The Company maintains a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company’s annual shareholders’ meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of the Company’s common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2005, 2004 and 2003, these were 1,105, 864 and 1,139 deferred stock units, respectively, deferred under the deferred stock program.
Award Activity
      Summarized below are stock option and restricted stock award activity for the 1998 Plan, the 1990 Plan, the Directors Stock Option Plan and the Executive Plan (collectively the “Plans”):

Stock Options
      The following is a summary of the Company’s stock option activity under the Plans:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,077,917	$12.42	2,881,419	$10.37	3,817,757	$9.90
Granted	142,200	27.89	806,387	17.97	204,125	18.34
Exercised	(767,773)	9.94	(478,973)	9.30	(844,884)	10.10
Cancelled	(158,547)	14.20	(130,916)	12.67	(295,579)	10.49

Outstanding, end of year	2,293,797	$14.09	3,077,917	$12.42	2,881,419	$10.37

Exercisable, end of year	1,591,632	$11.54	1,490,091	$11.49	1,174,103	$12.77

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)
      The following table summarizes the status of stock options outstanding and exercisable at January 29, 2005:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Range of	Average	Remaining		Average
Number	Exercise	Exercise	Contractual	Number	Exercise
Outstanding	Prices	Price	Life	Exercisable	Price

817,863	$2.40 to $7.75	$6.89	5.0 years	804,984	$6.94
873,660	7.99 to 16.80	14.80	4.3 years	493,134	13.31
602,274	18.19 to 29.38	22.85	4.9 years	293,514	21.18

2,293,797	$2.40 to $29.38	$14.09	4.7 years	1,591,632	$11.54

     Restricted Stock — Time-Based Awards
      As of January 29, 2005, 358,780 shares of restricted stock were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards).
      The following table summarizes information about time-based restricted stock awards:

	Number of Shares

Fiscal Year	2005	2004	2003

Outstanding, beginning of year	212,035	73,025	180,550
Granted	224,300	162,355	10,350
Exercised	(14,375)	(10,925)	(102,350)
Cancelled/ Forfeited	(63,180)	(12,420)	(15,525)

Outstanding, end of year	358,780	212,035	73,025

      In fiscal 2005, 2004 and 2003, the Company granted time-based restricted stock awards with average per share fair values of $27.84, $18.45 and $19.88, respectively.

Restricted Stock — Performance-Based Awards
      The performance awards approved by the Compensation Committee of the Board of Directors are issued only upon the achievement of specific measurable performance criteria. Performance can be achieved on three different levels, a minimum (“Threshold”), midpoint (“Target”) or a maximum (“Superior”). The number of performance award shares earned shall be determined at the end of each performance period, generally three years, based on performance measurements determined by the Board of Directors and may result in an award of restricted stock at that time. Generally, performance award shares are subject to the performance criteria of compound annual growth in net income over the performance period, as adjusted for certain items approved by the Compensation Committee of the Board of Directors (“Adjusted Net Income”). The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specified performance measure.
      Performance share target awards for the fiscal 2005-2007 performance period require adjusted net income growth in line with the Company’s internal projections over the performance period. In the event adjusted net income exceeds the target projection, additional shares up to the Superior Award may be granted. In the event adjusted net income falls below the target projection, a reduced number of shares as few as the Threshold Award may be granted. If adjusted net income falls below the Threshold Award performance level,

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)
no performance award shares will be granted. In addition, 36,000 stock equivalent units, with predefined qualitative performance measures are included in the performance share awards assigned in 2005.
      The following table summarizes information about performance-based restricted stock awards:

	Estimated Future Payouts
	Under 1998 Incentive Plan

Fiscal 2005 Award (1)	Threshold	Target	Superior

Assigned	205,450	410,900	616,350
Cancelled/ Forfeited	(26,800)	(53,600)	(80,400)

Remaining, end of year	178,650	357,300	535,950

(1)	The number of shares represents the award amounts payable beginning in fiscal 2008 if earned for the fiscal years 2005- 2007 and would be granted at a price of $27.95.

Note 9 —	Savings Plan and Postretirement Benefits
      The Company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company’s common stock, up to a maximum employee contribution of four percent of the employee’s annual compensation. Employer contributions of the Company’s common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company’s matching contributions during fiscal 2005, 2004 and 2003 were $1.0 million, $1.0 million and $0.9 million, respectively. Plan assets included 976,329 common shares with a fair market value of $26.0 million at January 29, 2005. Holders of the common shares are entitled to vote their respective shares.
      The Company does not provide postretirement health care benefits for its employees.

Note 10 —	Commitments and Contingencies
      The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 11 —	Leases
      With the exception of one superstore, all of the Company’s retail stores operate out of leased facilities. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10 to 15 years and renewal options generally ranging from 5 to 20 years. The Company also leases certain computer and store equipment, with lease terms that are generally five years or less.
      The Company recognizes lease expense for step rent provisions, escalation clauses, rent holiday, capital improvement funding and other lease concessions using the straight-line method over the minimum lease term. The Company does not have lease arrangements that have minimum lease payments dependent on an existing index or rate, such as the consumer price index or the prime interest rate. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Leases (Continued)
minimums. In certain instances, the Company is required to pay its pro rata share of real estate taxes and common area maintenance expenses.
      The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $11.2 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals

(Dollars in millions)
2006	$134.1
2007	126.2
2008	110.1
2009	80.8
2010	67.6
Thereafter	268.8

$787.6

      Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2005	2004	2003

(Dollars in millions)		(Restated)	(Restated)
Minimum rentals	$132.5	$126.2	$119.8
Contingent rentals	3.6	3.6	4.1
Sublease rentals	(9.4)	(8.6)	(7.5)

	$126.7	$121.2	$116.4

Note 12 —	Quarterly Financial Information (Unaudited)
      The Company has restated all net income and earnings per share amounts to reflect certain adjustments as discussed in “Restatement of Prior Financial Information” in Note 2 to the notes to consolidated financial statements. Summarized below are the unaudited results of operations by quarter for fiscal 2005 and 2004:

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)	(Restated)	(Restated)	(Restated)
Net sales	$404.9	$371.0	$448.3	$588.2
Gross margin	199.0	181.9	214.2	267.0
Net income	6.7	0.3	6.9	32.3
Net income per common share:
Basic	$0.31	$0.01	$0.31	$1.44
Diluted	0.30	0.01	0.30	1.40
      Net income in the fourth quarter of fiscal 2005 increased approximately $1.2 million, net-of-tax, due to a fourth quarter adjustment, which related to revisions of estimates affecting prior quarters. Gross margin

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 —	Quarterly Financial Information (Unaudited) (Continued)
increased by $1.9 million, pre-tax, as a result of adjustments to store and distribution center inventory shrink reserves.

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$374.8	$359.2	$447.5	$552.6
Gross margin	180.5	172.6	215.1	242.4
Net income	3.9	(2.4)	11.9	26.7
Net income per common share:
Basic	$0.18	$(0.11)	$0.55	$1.24
Diluted	0.18	(0.11)	0.53	1.20
      Net income in the fourth quarter of fiscal 2004 increased approximately $1.4 million, net-of-tax, due to certain fourth quarter adjustments, which related to revisions of estimates affecting prior quarters. Gross margin increased by $1.0 million, pre-tax, as a result of adjustments to inventory shrink and clearance reserves. Selling, general and administrative expenses decreased $1.3 million, pre-tax, primarily as a result of an adjustment to an incentive compensation accrual.

Note 13 —	Consolidating Financial Statements
      The Company’s 7.500 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. The Company has restated its consolidated financial statements for changes in operating expenses and depreciation expense for all previous years presented, due to revision of certain lease accounting practices, to reflect certain adjustments as discussed in “Restatement of Prior Financial Information” in Note 2 to the notes to consolidated financial

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Consolidating Financial Statements (Continued)
statements. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the years ended January 29, 2005 is as follows:

	January 29, 2005					January 31, 2004 (Restated)

Consolidating		Guarantor					Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations		Consolidated	Parent	Subsidiaries	Eliminations		Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$76.6	$3.0	$		$79.6	$14.3	$3.1	$		$17.4
Inventories	159.6	280.1			439.7	154.0	250.6			404.6
Deferred income taxes	16.5	4.8			21.3	17.6	4.3			21.9
Prepaid expenses and other current assets	14.3	8.0			22.3	15.1	8.4			23.5

Total current assets	267.0	295.9		—	562.9	201.0	266.4		—	467.4
Property, equipment and leasehold improvements, net	106.9	131.1			238.0	89.1	129.3			218.4
Goodwill, net	—	27.1			27.1	—	26.5			26.5
Other assets	9.8	1.5			11.3	6.1	1.4			7.5
Investment in subsidiaries	90.6	—		(90.6)	—	53.3	—		(53.3)	—
Intercompany receivable	295.4	—		(295.4)	—	331.7	—		(331.7)	—

Total assets	$769.7	$455.6		$(386.0)	$839.3	$681.2	$423.6		$(385.0)	$719.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$155.8	$11.4	$		$167.2	$112.0	$10.0	$		$122.0
Accrued expenses	71.8	19.8			91.6	78.9	(2.7)			76.2

Total current liabilities	227.6	31.2		—	258.8	190.9	7.3		—	198.2
Long-term debt	100.0	—			100.0	113.7	—			113.7
Deferred income taxes	7.8	19.8			27.6	15.1	17.8			32.9
Lease obligations and other long-term liabilities	25.4	18.6			44.0	20.7	13.5			34.2
Intercompany payable	—	295.4		(295.4)	—	—	331.7		(331.7)	—
Shareholders’ equity:
Preferred stock	—	—			—	—	—			—
Common stock	1.3	—			1.3	1.3	—			1.3
Additional paid-in capital	151.8	—			151.8	129.0	—			129.0
Retained earnings	299.6	90.6		(90.6)	299.6	253.4	53.3		(53.3)	253.4
Accumulated other comprehensive loss	—	—			—	(1.6)	—			(1.6)

	452.7	90.6		(90.6)	452.7	382.1	53.3		(53.3)	382.1
Treasury stock, at cost	(43.8)	—			(43.8)	(41.3)	—		—	(41.3)

Total shareholders’ equity	408.9	90.6		(90.6)	408.9	340.8	53.3		(53.3)	340.8

Total liabilities and shareholders’ equity	$769.7	$455.6		$(386.0)	$839.3	$681.2	$423.6		$(385.0)	$719.8

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended

	January 29, 2005				January 31, 2004 (Restated)

Consolidating Statement		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$986.9	$1,293.0	$(467.5)	$1,812.4	$950.3	$1,153.2	$(369.4)	$1,734.1
Cost of sales	590.0	827.8	(467.5)	950.3	567.5	725.4	(369.4)	923.5

Gross margin	396.9	465.2	—	862.1	382.8	427.8	—	810.6
Selling, general and administrative expenses	341.7	359.1		700.8	329.3	335.5		664.8
Store pre-opening and closing costs	9.6	8.9		18.5	6.4	6.9		13.3
Depreciation and amortization	18.4	24.6		43.0	15.3	23.7		39.0
Stock-based compensation expense	7.7	—		7.7	6.4	—		6.4
Debt repurchase and share reclassification expenses	4.2	—		4.2	5.5	—		5.5

Operating profit	15.3	72.6	—	87.9	19.9	61.7	—	81.6
Interest expense, net	0.9	12.8		13.7	5.1	11.4		16.5

Income before income taxes	14.4	59.8	—	74.2	14.8	50.3	—	65.1
Income tax provision	5.5	22.5		28.0	7.2	17.8		25.0

Income before equity income	8.9	37.3	—	46.2	7.6	32.5	—	40.1
Equity income from subsidiaries	37.3	—	(37.3)	—	32.5		(32.5)	—

Net income	$46.2	$37.3	$(37.3)	$46.2	$40.1	$32.5	$(32.5)	$40.1

	Fiscal Year-Ended February 1, 2003 (Restated)

		Guarantor
Consolidating Statement of Operations	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$924.7	$1,525.6	$(768.3)	$1,682.0
Cost of sales	562.1	1,110.7	(768.3)	904.5

Gross margin	362.6	414.9	—	777.5
Selling, general and administrative expenses	318.2	315.0		633.2
Store pre-opening and closing costs	(0.5)	6.8		6.3
Depreciation and amortization	14.0	23.9		37.9
Stock-based compensation expense	0.2	—		0.2
Debt repurchase and share reclassification expenses	1.9	—		1.9

Operating profit	28.8	69.2	—	98.0
Interest expense, net	8.5	16.2		24.7

Income before income taxes	20.3	53.0	—	73.3
Income tax provision	9.1	18.8		27.9

Income before equity income	11.2	34.2	—	45.4
Equity income from subsidiaries	34.2	—	(34.2)	—

Net income	$45.4	$34.2	$(34.2)	$45.4

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended

	January 29, 2005				January 31, 2004 (Restated)

Consolidating Statements		Guarantor				Guarantor
of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash provided by operating activities	$117.5	$24.4	$—	$141.9	$31.0	$20.7	$—	$51.7
Net cash flows used for investing activities:
Capital expenditures	(42.6)	(24.5)	—	(67.1)	(37.0)	(20.6)	—	(57.6)
Proceeds from sale of equity investment	—	—	—	—	6.5	—	—	6.5

Net cash used for investing activities	(42.6)	(24.5)	—	(67.1)	(30.5)	(20.6)	—	(51.1)
Net cash flows used for financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.4	—	—	97.4	—	—	—	—
Purchase of 10 3/8% senior subordinated notes	(66.6)	—	—	(66.6)	(61.7)	—	—	(61.7)
Net change in revolving credit facility	(49.3)	—	—	(49.3)	9.3	—	—	9.3
Proceeds from stock-based compensation plans	10.0	—	—	10.0	6.6	—	—	6.6
Other, net	(4.1)	—	—	(4.1)	(0.6)	—	—	(0.6)

Net cash used for financing activities	(12.6)	—	—	(12.6)	(46.4)	—	—	(46.4)

Net increase (decrease) in cash and cash equivalents	62.3	(0.1)	—	62.2	(45.9)	0.1	—	(45.8)
Cash and cash equivalents at beginning of year	14.3	3.1	—	17.4	60.2	3.0	—	63.2

Cash and cash equivalents at end of year	$76.6	$3.0	$—	$79.6	$14.3	$3.1	$—	$17.4

	Fiscal Year-Ended February 1, 2003 (Restated)

		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash provided by operating activities	$107.6	$12.1	$—	$119.7
Net cash flows used for investing activities:
Capital expenditures	(10.5)	(12.7)	—	(23.2)

Net cash used for investing activities	(10.5)	(12.7)	—	(23.2)
Net cash flows used for financing activities:
Purchase of 10 3/8% senior subordinated notes	(28.3)	—	—	(28.3)
Net change in revolving credit facility	(33.7)	—	—	(33.7)
Proceeds from stock-based compensation plans	10.0	—	—	10.0
Other, net	(2.4)	—	—	(2.4)

Net cash used for financing activities	(54.4)	—	—	(54.4)
Net increase (decrease) in cash and cash equivalents	42.7	(0.6)	—	42.1
Cash and cash equivalents at beginning of year	17.5	3.6	—	21.1

Cash and cash equivalents at end of year	$60.2	$3.0	$—	$63.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, as of January 29, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).
      On February 7, 2005, a letter was issued by the Office of the Chief Accountant of the SEC to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements (the “SEC Letter”). The Company has consistently accounted for leases in accordance with its interpretation of generally accepted accounting principles (“GAAP”) and common industry practice. However, following a review of the SEC Letter, management reviewed the Company’s lease accounting practices, and after discussion by management and the Chairperson of the Audit Committee of the Board of Directors of the Company with its independent registered public accounting firm, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC Letter.
      Accordingly, as described below, the Company decided to restate its previously issued financial statements to reflect the correction of an error in the Company’s lease accounting practices. The Company does not believe the differences in prior years’ financial statements were material to any individual year presented. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company’s consolidated balance sheets as of January 31, 2004, as well as on the Company’s consolidated statements of operations and cash flows for fiscal years 2004 and 2003. Based on this review of its lease accounting practices, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of January 29, 2005.
      Management’s Annual Report on Internal Control over Financial Reporting — Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
      In performing this assessment, management reviewed the Company’s lease accounting practices in light of the SEC Letter. As a result of this review, management concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices, while consistent with common industry practice, were insufficient in light of the SEC Letter. On March 2, 2005, the Chairperson of the Audit Committee of the Board of Directors and senior management decided to restate certain of the Company’s previously issued financial statements to conform to the guidance provided in the SEC Letter.
      Management evaluated the impact of the restatement for lease accounting changes on the Company’s assessment of its system of internal control and has concluded that the control deficiency that resulted in the incorrect lease accounting practices represents a material weakness. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of an error.
      As a result of this material weakness in the Company’s internal control over financial reporting, solely stemming from the restatement for lease accounting changes, management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.
      Remediation Steps to Address Material Weakness — To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. No other material weaknesses were identified as a result of management’s assessment.
      Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Jo-Ann Stores, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 29, 2005, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices. The material weakness was identified by management subsequent to January 29, 2005, as a result of a letter issued on February 7, 2005, by the Office of the Chief Accountant of the Securities and Exchange Commission to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants. The letter provided additional clarification concerning the appropriate application of generally accepted accounting principles to the accounting for lease transactions. As a result of this material weakness in internal control, Jo-Ann Stores, Inc. concluded that the Company’s previously issued financial statements should be restated, as discussed in Note 2 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

      In our opinion, management’s assessment that Jo-Ann Stores, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Jo-Ann Stores, Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on the COSO control criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 29, 2005, and our report dated March 31, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 31, 2005

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption “Nominees to and Current Members of the Board of Directors” in the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders to be held on June 9, 2005 (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company’s fiscal year.
      The information regarding the Audit Committee of our Board of Directors and the information regarding “audit committee financial experts” are incorporated herein by reference to the information set forth under the caption “Meetings and Committees of the Board of Directors — Audit Committee” in the Proxy Statement.
      Information required by this Item 10 as to the Executive Officers of the Registrant is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
      The Company has adopted a Code of Business Conduct and Ethics (the “Code”), applicable to the Company’s directors, officers (including the Company’s principal executive officer and principal financial officer) and employees, which has been filed as an exhibit to this Form 10-K. The Company has posted a copy of the Code on its website at www.joann.com, and intends to post any amendments to the Code on its website. In addition, any waivers of the Code for the directors or executive officers of the Company will be disclosed in a report on Form 8-K.

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
Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities to		under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,248,797	$14.22	1,087,997
Equity compensation plans not approved by security holders (1)	45,000	7.75	—

Total	2,293,797	$14.09	1,087,997

(1)	On February 9, 2001, the Company registered 319,000 common shares to be issued in connection with options to purchase common shares pursuant to award agreements with certain employees. The options were granted under the rules provided for in the 1998 Incentive Compensation Plan. As of January 29, 2005, 45,000 of the 319,000 securities registered remain to be issued.

Item 13.	Certain Relationships and Related Transactions
      Ira Gumberg, one of our Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co., a real estate development and investment company. J.J. Gumberg, Co. manages numerous shopping centers, ten of which contain stores of our Company. The owners of the various shopping centers managed by J.J. Gumberg Co. are separate legal entities (individually referred to as “shopping center entity”) in which Mr. Gumberg or his immediate family may have some investment interest. Four of the leases were entered into after Mr. Gumberg became a Director of our Company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid by the Company during fiscal 2005, 2004 and 2003 to the shopping center entities for various stores under lease amounted to $2.1 million, $1.6 million and $1.4 million, respectively.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1)	Financial Statements
The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 35 of this report.

(2)	Financial Statement Schedules
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 71 through 72 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.
Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as an Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)
3.2	Amended and Restated Code of Regulations (filed as an Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)
4.1	Second Amended and Restated Rights Agreement, dated November 4, 2003, between the Registrant and National City Bank, as Rights Agent (filed as an Exhibit 4.1 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
4.2	Indenture between the Registrant and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as an Exhibit 4.4 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.1	Form of Split Dollar Life Insurance Agreement between the Registrant and certain of its officers (filed as an Exhibit 10.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.2	List of Executive Officers who are parties to the Split Dollar Life Insurance Agreement with the Registrant*
10.3	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as an Exhibit 10.5 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.4	List of Executive Officers who participate in the Registrant’s Supplemental Retirement Plan, as amended*
10.5	Employment Agreement dated July 30, 2001 between the Registrant and Alan Rosskamm (filed as an Exhibit 10.7 to the Registrant’s Form 10-K filed with the Commission on May 2, 2002 and incorporated herein by reference)*
10.6	Form of Employment Agreement between the Registrant and certain Executive Officers (filed as an Exhibit 10.7.1 to the Registrant’s Form 10-K filed with the Commission on May 2, 2002 and incorporated herein by reference)*
10.7	List of Executive Officers who are parties to an Employment Agreement with the Registrant*

Exhibit
Number	Exhibit Description

10.8	Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended (filed as an Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.9	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended (filed as an Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.10	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman (Second Amended and Restated) (filed as an Exhibit 10.10 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.11	Credit Agreement dated as of April 24, 2001 among the Registrant, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/ Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent (filed as an Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)
10.12	Amendment No. 1 to Credit Agreement dated as of April 24, 2001 (filed as an Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)
10.13	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as an Exhibit 10.13 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.14	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as an Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.15	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as an Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)
10.16	Fabri-Centers of America, Inc. Executive Incentive Plan (filed as an Exhibit 11 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.17	Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors (filed as an Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on May 4, 2001 and incorporated herein by reference)*
10.18	Form of Restricted Stock Award Agreement of the Registrant (filed as an Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 23, 2005 and incorporated herein by reference)*
10.19	Description of Executive Compensation Arrangements of the Registrant (incorporated herein by reference to Item 1.01 of Form 8-K, filed with the Commission on March 23, 2005)*
14	Code of Business Conduct and Ethics (filed as an Exhibit 14 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
21	Subsidiaries of Jo-Ann Stores, Inc. (filed as an Exhibit 21 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
23	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Jo-Ann Stores, Inc.

By: /s/ Alan Rosskamm Alan Rosskamm President and Chief Executive Officer	April 14, 2005
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

*By: /s/ Alan Rosskamm Alan Rosskamm, Attorney-in- Fact	April 14, 2005