Form 10-Q
period 2005-04-30
JO-ANN STORES INC
filed 2005-06-09
CIK 34151

United States
Securities and Exchange Commission

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of June 1, 2005: 23,093,643

Jo-Ann Stores, Inc. Form 10-Q Index For the Quarter Ended April 30, 2005

EX-31.1 Section 302 Certification by CEO
EX-31.2 Section 302 Certification by CFO
EX-32.1 Section 906 Certification of PEO and PFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	April 30,	January 29,	May 1,
	2005	2005	2004
			(Restated)
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$43.2	$79.6	$15.2
Inventories	446.4	439.7	420.1
Deferred income taxes	21.3	21.3	21.7
Prepaid expenses and other current assets	20.7	22.3	24.1

Total current assets	531.6	562.9	481.1

Property, equipment and leasehold improvements, net	238.8	238.0	221.0
Goodwill, net	27.1	27.1	26.5
Other assets	11.4	11.3	10.1

Total assets	$808.9	$839.3	$738.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$153.2	$167.2	$142.3
Accrued expenses	59.9	91.6	61.2

Total current liabilities	213.1	258.8	203.5

Long-term debt	100.0	100.0	106.6
Deferred income taxes	27.6	27.6	32.9
Lease obligations and other long-term liabilities	49.8	44.0	39.2

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,458,708; 26,321,934 and 26,003,933 shares, respectively	1.3	1.3	1.3
Additional paid-in capital	157.4	151.8	139.0
Retained earnings	303.8	299.6	260.1
Accumulated other comprehensive loss	—	—	(1.2)

	462.5	452.7	399.2
Treasury stock, at cost, 3,734,217; 3,737,407 and 3,763,993 shares, respectively	(44.1)	(43.8)	(42.7)

Total shareholders’ equity	418.4	408.9	356.5

Total liabilities and shareholders’ equity	$808.9	$839.3	$738.7

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
	(Dollars in millions, except
	share and per share data)
Net sales	$420.7	$404.9
Cost of sales	215.9	205.9

Gross margin	204.8	199.0

Selling, general and administrative expenses	177.9	164.8
Store pre-opening and closing costs	4.9	3.2
Depreciation and amortization	10.5	10.3
Stock-based compensation expense	2.7	2.0
Debt repurchase expenses	—	4.2

Operating profit	8.8	14.5
Interest expense, net	2.1	3.6

Income before income taxes	6.7	10.9
Income tax provision	2.5	4.2

Net income	$4.2	$6.7

Net income per common share – basic	$0.19	$0.31

Net income per common share – diluted	$0.18	$0.30

Weighted average shares outstanding (in thousands):
Basic	22,479	21,817

Diluted	23,208	22,680

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
	(Dollars in millions)
Net cash flows (used for) provided by operating activities:
Net income	$4.2	$6.7
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	10.5	10.3
Stock-based compensation expense	2.7	2.0
Tax benefit on stock-based compensation plan awards	0.4	2.8
Amortization of deferred financing costs	0.2	0.4
Loss on disposal of fixed assets	0.3	0.2
Loss associated with purchase of senior subordinated notes	—	4.2
Changes in operating assets and liabilities:
Increase in inventories	(6.7)	(15.5)
(Decrease) increase in accounts payable	(14.0)	20.3
Decrease in accrued expenses	(31.7)	(14.9)
Other, net	7.1	4.4

Net cash (used for) provided by operating activities	(27.0)	20.9

Net cash flows used for investing activities:
Capital expenditures	(11.6)	(13.1)

Net cash used for investing activities	(11.6)	(13.1)

Net cash flows provided by (used for) financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	97.0
Purchase of 10 3/8% senior subordinated notes	—	(66.6)
Net change in revolving credit facility	—	(42.7)
Proceeds from stock-based compensation plans	2.2	5.4
Other, net	—	(3.1)

Net cash provided by (used for) financing activities	2.2	(10.0)

Net decrease in cash and cash equivalents	(36.4)	(2.2)
Cash and cash equivalents at beginning of period	79.6	17.4

Cash and cash equivalents at end of period	$43.2	$15.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.2	$4.0
Income taxes, net of refunds	19.7	11.6

See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Jo-Ann Stores, Inc.

Note 1 — Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the leading national fabric and craft retailer operating 849 retail stores in 47 states at April 30, 2005. The 724 traditional stores and 125 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, scrapbooking material, frames, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2006 refers to the year-ended January 28, 2006).

     The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2005 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. See Note 2 “Restatement of Prior Financial Information” pertaining to the restatements for certain lease accounting practices. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended January 29, 2005.

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of May 1, 2004 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

Note 2 — Restatement of Prior Financial Information

     As a result of a letter issued on February 7, 2005, by the Office of the Chief Accountant of the Securities and Exchange Commission (‘‘SEC’’) to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements, the Company conducted an internal review of its lease accounting practices. After conducting this review, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. The Company has restated its financial statements for prior periods to correct these errors. See Note 2 – “Restatement of Prior Financial Information” in the Company’s Annual Report on Form 10-K for the fiscal year-ended January 29, 2005 for a complete discussion of this restatement.

     The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet at May 1, 2004 and the consolidated statements of operations and cash flows for the thirteen weeks ended May 1, 2004 (in millions, except per share data):

	(Unaudited)
	May 1, 2004
	Before
	Restatement	Adjustments	As Restated

Consolidated Balance Sheet
Property, equipment and leasehold improvements, net	$201.5	$19.5	$221.0
Total Assets	722.3	16.4	738.7
Deferred income taxes, net	14.5	(3.3)	11.2
Lease obligations and other long-term liabilities	11.0	28.2	39.2
Retained earnings	265.5	(5.4)	260.1
Total shareholders’ equity	361.9	(5.4)	356.5
Total liabilities and shareholders’ equity	722.3	16.4	738.7

	Thirteen Weeks Ended May 1, 2004
Consolidated Statements of Operations
Selling, general and administrative expenses	$165.7	($0.9)	$164.8
Store pre-opening and closing costs	2.9	0.3	3.2
Depreciation and amortization	9.7	0.6	10.3
Operating profit	14.5	—	14.5
Net income	6.7	—	6.7
Basic net income per common share	0.31	—	0.31
Diluted net income per common share	$0.30	—	$0.30

Consolidated Statements of Cash Flows
Net cash provided by operating activities	15.9	5.0	20.9
Net cash used for investing activities	(8.1)	(5.0)	(13.1)

Note 3 — Earnings Per Share

     Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share include the impact of dilutive stock-based awards assuming their exercise under the treasury stock method.

     The following table presents information necessary to calculate basic and diluted earnings per common share (shares in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Weighted average shares outstanding:
Basic common shares	22,479	21,817
Incremental shares from assumed exercise of stock options	579	769
Incremental restricted shares	150	94

Diluted common shares	23,208	22,680

     Not included in the computation of diluted earnings per share were certain stock options that would have been anti-dilutive to the earnings per share calculation. For the first quarter of fiscal 2006 and fiscal 2005, 64,850 and 10,100 stock option awards, respectively, were excluded.

Note 4 — Shareholders’ Equity

     During the first quarter of fiscal 2006, shares outstanding increased by 139,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock

	(Shares in thousands)		(Dollars in millions)
Balance, January 29, 2005	22,585	3,737	$1.3	$151.8	$(43.8)
Exercise of stock options	83	—	—	0.9	—
Purchase of common stock	(14)	14	—	—	(0.4)
Issuance of treasury shares	17	(17)	—	0.3	0.1
Associate stock ownership plan	53	—	—	1.3	—
Tax benefit on equity compensation	—	—	—	0.4	—
Stock-based compensation	—	—	—	2.7	—

Year-to-date activity	139	(3)	—	5.6	(0.3)

Balance, April 30, 2005	22,724	3,734	$1.3	$157.4	$(44.1)

     As of April 30, 2005, the Company had 2,212,527 stock options outstanding and 524,030 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.

     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company designated the interest rate swap agreement as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the balance sheet prior to April 30, 2005. Changes in the fair value of this agreement were recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affected earnings.

     Other comprehensive income included the effects of derivative transactions accounted for under SFAS No. 133, net of related tax, as of May 1, 2004. Comprehensive income consists of the following:

	Thirteen Weeks Ended
	April 30,	May 1,
Dollars in millions	2005	2004
Net income	$4.2	$6.7
Other comprehensive income, net of tax	—	0.4

Comprehensive income	$4.2	$7.1

Note 5 — Recent Accounting Pronouncements

     Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), Share-Based Payment

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, we will adopt SFAS No. 123R as of the beginning of our 2007 fiscal year which is January 29, 2006. We voluntarily adopted SFAS No. 123 at the beginning of fiscal 2004 and began expensing the costs of stock options in our income statement. Currently, we use the Black-Scholes option pricing model to estimate the value of stock options granted and are evaluating option valuation models, including the Black-Scholes model, to determine which model we will utilize upon adoption of SFAS No. 123R. We plan to adopt SFAS No. 123R using the modified-prospective method. Any impact from the adoption of SFAS No. 123R will be recorded as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s financial statements.

Note 6 — Consolidating Financial Statements (Unaudited)

     The Company’s 7 1/2 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. The Company has restated its consolidated financial statements for changes in operating expenses and depreciation expense for all previous years presented, due to revision of certain lease accounting practices.

     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of April 30, 2005 and January 29, 2005 and for the thirteen weeks ended April 30, 2005 and May 1, 2004 are as follows:

Consolidating Balance Sheets
April 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$40.6	$2.6		$43.2
Inventories	187.6	258.8		446.4
Deferred income taxes	16.5	4.8		21.3
Prepaid expenses and other current assets	10.0	10.7		20.7

Total current assets	254.7	276.9	—	531.6

Property, equipment and leasehold improvements, net	107.7	131.1		238.8
Goodwill, net	—	27.1		27.1
Other assets	9.9	1.5		11.4
Investment in subsidiaries	102.1	—	(102.1)	—
Intercompany receivable	274.1	—	(274.1)	—

Total assets	$748.5	$436.6	($376.2)	$808.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$149.7	$3.5		$153.2
Accrued expenses	42.1	17.8		59.9

Total current liabilities	191.8	21.3	—	213.1
Long-term debt	100.0	—		100.0
Deferred income taxes	7.8	19.8		27.6
Lease obligations and other long-term liabilities	30.5	19.3		49.8
Intercompany payable	—	274.1	(274.1)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.3	—		1.3
Additional paid-in capital	157.4	—		157.4
Retained earnings	303.8	102.1	(102.1)	303.8
Accumulated other comprehensive loss	—	—		—

	462.5	102.1	(102.1)	462.5
Treasury stock, at cost	(44.1)	—		(44.1)

Total shareholders’ equity	418.4	102.1	(102.1)	418.4

Total liabilities and shareholders’ equity	$748.5	$436.6	($376.2)	$808.9

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED

Consolidating Balance Sheets
January 29, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$76.6	$3.0	$—	$79.6
Inventories	159.6	280.1		439.7
Deferred income taxes	16.5	4.8		21.3
Prepaid expenses and other current assets	14.3	8.0		22.3

Total current assets	267.0	295.9	—	562.9

Property, equipment and leasehold improvements, net	106.9	131.1		238.0
Goodwill, net	—	27.1		27.1
Other assets	9.8	1.5		11.3
Investment in subsidiaries	90.6	—	(90.6)	—
Intercompany receivable	295.4	—	(295.4)	—

Total assets	$769.7	$455.6	$(386.0)	$839.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$155.8	$11.4	$—	$167.2
Accrued expenses	71.8	19.8		91.6

Total current liabilities	227.6	31.2	—	258.8
Long-term debt	100.0	—		100.0
Deferred income taxes	7.8	19.8		27.6
Lease obligations and other long-term liabilities	25.4	18.6		44.0
Intercompany payable	—	295.4	(295.4)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.3	—		1.3
Additional paid-in capital	151.8	—		151.8
Retained earnings	299.6	90.6	(90.6)	299.6
Accumulated other comprehensive loss	—	—		—

	452.7	90.6	(90.6)	452.7
Treasury stock, at cost	(43.8)	—		(43.8)

Total shareholders’ equity	408.9	90.6	(90.6)	408.9

Total liabilities and shareholders’ equity	$769.7	$455.6	$(386.0)	$839.3

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED

Consolidating Statements of Operations
Thirteen Weeks Ended April 30, 2005 and May 1, 2004

	April 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net sales	$230.6	$346.9	$(156.8)	$420.7
Cost of sales	141.6	231.1	(156.8)	215.9

Gross margin	89.0	115.8	—	204.8
Selling, general and administrative expenses	89.0	88.9		177.9
Store pre-opening and closing costs	3.4	1.5		4.9
Depreciation and amortization	4.8	5.7		10.5
Stock-based compensation expense	2.7	—		2.7
Debt repurchase expenses	—	—		—

Operating profit (loss)	(10.9)	19.7	—	8.8
Interest expense, net	0.9	1.2		2.1

Income (loss) before income taxes	(11.8)	18.5	—	6.7
Income tax provision (benefit)	(4.5)	7.0		2.5

Income (loss) before equity income	(7.3)	11.5	—	4.2
Equity income from subsidiaries	11.5	—	(11.5)	—

Net income	$4.2	$11.5	$(11.5)	$4.2

	May 1, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net sales	$220.4	$312.3	$(127.8)	$404.9
Cost of sales	128.8	204.9	(127.8)	205.9

Gross margin	91.6	107.4	—	199.0
Selling, general and administrative expenses	83.3	81.5		164.8
Store pre-opening and closing costs	1.1	2.1		3.2
Depreciation and amortization	4.4	5.9		10.3
Stock-based compensation expense	2.0	—		2.0
Debt repurchase expenses	4.2	—		4.2

Operating profit (loss)	(3.4)	17.9	—	14.5
Interest expense, net	1.6	2.0		3.6

Income (loss) before income taxes	(5.0)	15.9	—	10.9
Income tax provision (benefit)	(1.9)	6.1		4.2

Income (loss) before equity income	(3.1)	9.8	—	6.7
Equity income from subsidiaries	9.8	—	(9.8)	—

Net income	$6.7	$9.8	$(9.8)	$6.7

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED

Consolidating Statements of Cash Flows
Thirteen Weeks Ended April 30, 2005 and May 1, 2004

	April 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net cash (used for) provided by operating activities	$(32.4)	$5.4	$—	$(27.0)

Net cash flows used for investing activities:
Capital expenditures	(5.8)	(5.8)		(11.6)

Net cash used for investing activities	(5.8)	(5.8)	—	(11.6)

Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	—		—
Purchase of 10 3/8% senior subordinated notes	—	—		—
Net change in revolving credit facility	—	—		—
Proceeds from stock-based compensation plans	2.2	—		2.2
Other, net	—	—		—

Net cash provided by financing activities	2.2	—	—	2.2

Net decrease in cash and cash equivalents	(36.0)	(0.4)	—	(36.4)
Cash and cash equivalents at beginning of period	76.6	3.0		79.6

Cash and cash equivalents at end of period	$40.6	$2.6	$—	$43.2

	May 1, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net cash provided by operating activities	$11.2	$9.7	$—	$20.9

Net cash flows used for investing activities:
Capital expenditures	(3.0)	(10.1)		(13.1)

Net cash used for investing activities	(3.0)	(10.1)	—	(13.1)

Net cash flows used for financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.0	—		97.0
Purchase of 10 3/8% senior subordinated notes	(66.6)	—		(66.6)
Net change in revolving credit facility	(42.7)	—		(42.7)
Proceeds from stock-based compensation plans	5.4	—		5.4
Other, net	(3.1)	—		(3.1)

Net cash used for financing activities	(10.0)	—	—	(10.0)

Net decrease in cash and cash equivalents	(1.8)	(0.4)	—	(2.2)
Cash and cash equivalents at beginning of period	14.3	3.1		17.4

Cash and cash equivalents at end of period	$12.5	$2.7	$—	$15.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our Annual Report on Form 10-K. The financial information presented for fiscal 2005 has been restated to reflect the correction of an error in the accounting for leases, as discussed in “Restatement of Prior Financial Information” in Note 2 to the notes to the consolidated financial statements. In addition, the financial information presented for fiscal 2005 has been reclassified for certain amounts to conform to the fiscal 2006 presentation.

General Overview

     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, scrapbooking material, frames, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

     Our strategy is to grow by replacing many of our existing traditional stores with superstores. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection—sewing, crafting, framing, seasonal, floral and home décor accessories—all under one roof. On average we close 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our market share.

     As of April 30, 2005, we operated 849 stores in 47 states (724 traditional stores and 125 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our smaller traditional stores average approximately 14,500 square feet and generated net sales per store of approximately $1.6 million in fiscal 2005. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2005. Our current superstore prototype is 35,000 square feet and targets sales of approximately $5 million for the first year of operation. We opened 11 of these new prototype superstores in the first quarter of fiscal 2006 and at the end of the first quarter, we operated 54 of these prototype superstores.

Executive Overview

     Although our first quarter sales performance did not meet our expectations, we continued to execute well on our strategic initiatives, opening 11 of our new 35,000 square foot prototype superstores during the first quarter.

     There were several factors that contributed to our unsatisfactory sales results during the first quarter. First, we had a shorter Easter selling season due to the shift of the Easter holiday from April to March, and overall market conditions were soft, particularly in the home decorating portions of our business, such as seasonal and home décor merchandise, as well as home decorating textiles. In addition, we believe that adverse weather conditions further hampered our top-line performance in February and March, particularly in the Midwest and Northeast portions of the country. The disappointing sales performance that we experienced in the first nine weeks of the quarter had a negative impact on our bottom-line in the full quarter, as we were unable to leverage expenses.

     During the first quarter, we tested two additional newspaper inserts in our superstore markets. These incremental events aided top-line performance in those markets, but the higher ad spending and promotion efforts negatively impacted both gross margin performance and our expense leverage. Overall, the experimental marketing programs conducted during the quarter did not yield the desired results.

Highlights of the first quarter are as follows:

•	Net sales increased 3.9% to $420.7 million. Same-store sales increased 0.6% versus a 6.6% same-store sales increase for the first quarter last year.

•	Our gross margin rate declined by 40 basis points, to 48.7% of net sales this quarter versus 49.1% for the first quarter last year primarily as a result of an increased promotional environment.

•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, increased 160 basis points from 40.7% of sales in the first quarter last year to 42.3% this year. The increase stemmed from an essentially flat same-store sales performance, which made it difficult to leverage expenses, coupled with an increase in advertising spending.

•	Store pre-opening and closing costs increased $1.7 million for the first quarter to $4.9 million, reflecting the increased level of real estate activity year-over-year. As a percentage of sales, store pre-opening and closing costs increased to 1.2% of sales from 0.8% in the prior year first quarter.

•	First quarter net income was $0.18 per diluted share, versus $0.30 per diluted share last year. Last year’s results were negatively impacted by approximately $0.11 per diluted share due to the financing initiatives we completed in the first quarter last year.

•	We began construction on our third distribution center, which will be located in Opelika, Alabama and will begin serving our southeastern stores beginning in April 2006.

Results of Operations

     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales	100.0%	100.0%
Gross margin	48.7%	49.1%
Selling, general and administrative expenses	42.3%	40.7%
Store pre-opening and closing costs	1.2%	0.8%
Depreciation and amortization	2.5%	2.5%
Stock-based compensation expense	0.6%	0.5%
Debt repurchase expenses	—	1.0%

Operating profit	2.1%	3.6%

Comparison of the Thirteen Weeks Ended April 30, 2005 to May 1, 2004

     Net Sales. Net sales for the first quarter of fiscal 2006 increased 3.9% to $420.7 million from $404.9 million in the prior year. Net sales from stores open one year or more (“same-store sales”) increased 0.6% during the quarter versus a same-store sales increase of 6.6% in the first quarter last year. Average ticket in same-stores during the first quarter increased approximately 2%, but was partially offset by lower traffic. The Company’s total store count at the end of the quarter was down 25 units, or 2.9% from last year’s first quarter; however, the number of superstores in operation increased to 125 from 94 in last year’s first quarter. Total store square footage increased approximately 2% from last year’s first quarter. The 125 superstores in operation accounted for 38% of total net sales for the first quarter compared to 94 superstores, which accounted for approximately 30% of total net sales, for the prior year first quarter.

     By store format, our same-store sales performance for traditional stores decreased 0.4% versus a same-store sales increase of 7.6% for the prior year first quarter. Same-store sales for superstores increased 2.8% for the quarter versus a same-store sales increase of 3.9% for the prior year first quarter. In both store formats, average ticket dollars increased, while traffic in same-stores increased approximately 0.5% in superstores, but were down a little over 2% in traditional stores. The superstores benefited from the increase in ad spending during the quarter, which resulted in the better sales performance relative to the traditional stores.

     By product category, our hardlines businesses continued to perform well. Hardlines, which we define as all of our non-sewing businesses, represented 43% of our first quarter sales volume and increased 8.9% for the first quarter. On a same-store sales basis, our hardlines business increased 2%. Key categories continuing to drive growth in hardlines are paper crafting and yarn.

     Tempering some of the growth in hardlines in the first quarter was the performance of our finished seasonal business. Our finished seasonal business, representing 8.7% of our first quarter sales, was down approximately 9% on a same-store sales basis.

     Our softlines, or sewing-related businesses, represented 57% of our first quarter sales volume and increased 0.6% for the first quarter. On a same-store sales basis, our softlines businesses decreased 0.7% for the quarter due primarily to slow performance in home decorating textiles.

     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within selling, general and administrative expenses. As a percent of net sales, gross margin decreased to 48.7% for the first quarter of fiscal 2006 compared with 49.1% for the same quarter a year earlier primarily as a result of an increased promotional environment.

     Selling, general and administrative expenses. Selling, general and administrative (‘‘SG&A’’) expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $177.9 million in the first quarter compared with $164.8 million in the prior year first quarter. As a percentage of net sales, SG&A expenses increased to 42.3% of net sales from 40.7% of net sales in the first quarter of last year. The increase as a percentage of sales stemmed from a flat same-store sales performance, which made it difficult for us to leverage expenses, coupled with increases in advertising spending.

     Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidation costs and other costs incidental to store closings. Store pre-opening and closing costs increased $1.7 million during the first quarter of fiscal 2006 to $4.9 million resulting from a higher level of real estate activity than in the prior year. Store pre-opening costs increased $1.2 million during the quarter, to $3.1 million compared to $1.9 million in last year’s first quarter. Store closing costs increased $0.5 million during the quarter, to $1.8 million compared to $1.3 million in last year’s first quarter. As a percentage of net sales, store pre-opening and closing costs increased to 1.2% of net sales from 0.8% last year. As we continue to increase the number of new store openings, we expect continued pressure on this line item for the balance of fiscal 2006. On average we close approximately 1.1 nearby traditional stores for every superstore that we open.

     Depreciation and amortization. Depreciation and amortization expense increased $0.2 million to $10.5 million from $10.3 million, year-over-year.

     Stock-based compensation expense. Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” and the amortization of the value of restricted stock granted to employees. Stock-based compensation expense was $2.7 million for the first quarter of fiscal 2006, compared with $2.0 million in the same period last year.

     Debt repurchase expenses. Debt repurchase expenses were $4.2 million for the first quarter of fiscal 2005 and represent the premium paid to repurchase $64.4 million of our previously outstanding 10 3/8 percent senior subordinated notes at an aggregate premium of 103.4 percent to par value and to write-off the related deferred financing costs.

     Interest expense. Interest expense in the first quarter of fiscal 2006 decreased $1.5 million to $2.1 million from $3.6 million in the first quarter of fiscal 2005 due to a decrease in our average debt levels. Our average debt levels during the first quarter of fiscal 2006 were $102 million, compared with $145 million during the prior year first quarter.

     Income taxes. Our effective income tax rate for the first quarter of fiscal 2006 was approximately 38%. Our effective tax rate in the first quarter last year was 38.5%, but we adjusted that rate in the fourth quarter last year, and our effective rate for the full year last year was 37.7%. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.

Liquidity and Capital Resources

     Our capital requirements are primarily for capital expenditures in connection with infrastructure investments, new store openings, the construction of our third distribution center, and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements will be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our bank credit facility.

     The following table provides cash flow related information for the first quarter of fiscal 2006 and 2005:

	2006	2005
		(Restated)
Net cash (used for) provided by operating activities	$(27.0)	$20.9
Net cash used for investing activities	(11.6)	(13.1)
Net cash provided by (used for ) financing activities	2.2	(10.0)

Net decrease in cash and cash equivalents	$(36.4)	$(2.2)

Ending cash and cash equivalents	$43.2	$15.2

Net cash (used for) provided by operating activities

     Net cash used by operating activities was $27.0 million in the first quarter of fiscal 2006 compared with net cash provided by operations of $20.9 million in fiscal 2005. The decrease of $47.9 million was primarily driven by decreases in accounts payable and accrued expenses. Cash flows from operating activities, before changes in operating assets and liabilities, were $18.3 million in fiscal 2006 versus $26.6 million generated in fiscal 2005.

     Inventories, net of payable support, increased $20.7 million in the first quarter of fiscal 2006, compared with a decrease of $4.8 million in fiscal 2005 due primarily to the change in payables support. Inventories increased $6.7 million in support of our store growth plans, with inventory levels in same-stores down slightly year-over-year.

Net cash used for investing activities

     Net cash used for investing activities totaled $11.6 million in the first quarter of fiscal 2006 compared with $13.1 million in fiscal 2005 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by the landlord. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
Dollars in millions	2005	2004
Cash	$8.6	$8.1
Cash – landlord reimbursed	3.0	5.0

Total	$11.6	$13.1

     We continue to anticipate capital expenditures for the full fiscal year 2006 to be approximately $110 to $120 million which is net of expected tenant allowances of approximately $20 million from landlords. During the first quarter of fiscal 2006, we opened 11 superstores and one traditional store and closed 14 traditional stores.

     For the balance of the fiscal year, we expect to open 29 more superstores, six in the second quarter and the remainder in the third quarter, and four more traditional stores. We will close approximately 35 more traditional stores between now and the end of the fiscal year, most of those in connection with the store openings.

Net cash provided by (used for) financing activities

     During the first quarter of fiscal 2005, we completed certain capital financing initiatives. In February 2004, we issued $100 million of 7 1/2 percent senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10 3/8 percent senior subordinated notes that were outstanding at the beginning of the year. In April 2004, we amended our senior credit facility, extending the term until May 2009 and reducing the commitment to $350 million from $365 million.

     Net cash provided by financing activities was $2.2 million during the first quarter of fiscal 2006 compared with net cash used for financing activities of $10.0 million during the same period in fiscal 2005. Debt borrowings were $100 million at the end of the first quarter which was unchanged from the beginning of the year and a decrease of $6.6 million from the same period in the prior year.

     As of April 30, 2005, we had the ability to borrow $230.3 million under our credit facility, subject to the borrowing base calculation, as defined.

     Our debt-to-capitalization ratio was 19.3% at April 30, 2005, 19.7% at January 29, 2005 and 23.0% at May 1, 2004.

Off-Balance Sheet Transactions

     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Business Outlook

     In a press release dated May 16, 2005, that was furnished to the Securities and Exchange Commission on Form 8-K, we provided earnings guidance for the full fiscal year and second quarter of fiscal 2006. We are estimating fiscal 2006 earnings to be approximately $1.88 to $2.03 per diluted share. For the second quarter, we are estimating a net loss of $0.10 to $0.15 per share, compared with earnings of $0.01 per diluted share in the prior year.

     Our actual results in the second quarter and full year are highly dependent on the net sales and operating margin performance we are able to achieve.

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

Critical Accounting Policies

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our fiscal 2005 Annual Report on Form 10-K in the notes to the consolidated financial statements, Note 1 and the Critical Accounting Policies section.

Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, longer-term unseasonable weather or wide spread severe weather, the impact of our and our competitors’ store openings and closings, the successful and timely completion and integration of the Company’s new distribution center, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in early fiscal 2005, which consisted of fixed rate senior subordinated notes and a variable rate senior bank credit facility, that is designed to be a working capital facility. In the past, the Company also utilized interest rate swaps to achieve this objective. The Company utilized interest rate swaps to manage net exposure to interest rate changes related to the Company’s variable rate bank credit facilities. The interest rate swap agreements required the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (‘‘LIBOR’’). The Company does not enter into financial instruments for trading purposes. The Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expired on April 30, 2005.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company reviewed its lease accounting practices in light of the pronouncement of the Office of the Chief Accountant of the Securities and Exchange Commission in its letter to the American Institute of Certified Public Accountants on February 7, 2005 relating to certain lease accounting issues. As a result of this review, the Company decided to restate certain of its previously issued financial statements to reflect the correction in lease accounting practices, that were reflected in the Company’s Annual Report on Form 10-K for the fiscal year-ended January 29, 2005. The Company further concluded that this control deficiency with respect to lease accounting represented a material weakness in its internal controls over financial reporting, and accordingly, that its disclosure controls and procedures were not effective as of January 29, 2005. However, the Company has since remediated these deficiencies in its controls and procedures during the first quarter of fiscal 2006 by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, as amended, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs

January 30 – Feb. 26, 2005	6,333	$29.58	877,525	1,272,475
February 27 – April 2, 2005	6,647	$28.99	884,172	1,265,828
April 3-30, 2005	772	$28.23	884,944	1,265,056

Total	13,752	$29.22	884,944	1,265,056

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

JO-ANN STORES, INC.
DATE: June 9, 2005	/s/ Alan Rosskamm
Alan Rosskamm,
President and Chief Executive Officer

/s/ Brian P. Carney
Brian P. Carney,
Executive Vice President and Chief Financial Officer