Form 10-Q
period 2005-07-30
JO-ANN STORES INC
filed 2005-09-07
CIK 34151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2005
Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (330) 656-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 31, 2005: 23,178,854

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended July 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	July 30,	January 29,	July 31,
	2005	2005	2004

			(Restated)
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$16.7	$79.6	$17.7
Inventories	574.0	439.7	508.4
Deferred income taxes	21.3	21.3	21.5
Prepaid expenses and other current assets	19.0	22.3	19.9

Total current assets	631.0	562.9	567.5

Property, equipment and leasehold improvements, net	252.6	238.0	223.2
Goodwill, net	27.1	27.1	26.5
Other assets	11.3	11.3	10.5

Total assets	$922.0	$839.3	$827.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$199.2	$167.2	$176.0
Accrued expenses	51.2	91.6	55.2

Total current liabilities	250.4	258.8	231.2

Long-term debt	174.8	100.0	161.7
Deferred income taxes	27.6	27.6	32.8
Lease obligations and other long-term liabilities	54.7	44.0	40.2

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,485,584; 26,321,934 and 26,136,822 shares, respectively	1.3	1.3	1.3
Additional paid-in capital	158.6	151.8	144.1
Retained earnings	298.7	299.6	260.4
Accumulated other comprehensive loss	—	—	(0.8)

	458.6	452.7	405.0
Treasury stock, at cost, 3,723,989; 3,737,407 and 3,743,330 shares, respectively	(44.1)	(43.8)	(43.2)

Total shareholders’ equity	414.5	408.9	361.8

Total liabilities and shareholders’ equity	$922.0	$839.3	$827.7

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

		(Restated)		(Restated)
	(Dollars in millions, except share and per share data)
Net sales	$383.8	$371.0	$804.5	$775.9
Cost of sales	199.0	189.1	414.9	395.0

Gross margin	184.8	181.9	389.6	380.9

Selling, general and administrative expenses	176.1	160.0	354.0	324.8
Store pre-opening and closing costs	4.0	5.3	8.9	8.5
Depreciation and amortization	10.1	10.7	20.6	21.0
Stock-based compensation expense	0.3	2.0	3.0	4.0
Debt repurchase expenses	—	—	—	4.2

Operating (loss) profit	(5.7)	3.9	3.1	18.4
Interest expense, net	2.5	3.4	4.6	7.0

(Loss) income before income taxes	(8.2)	0.5	(1.5)	11.4
Income tax (benefit) provision	(3.1)	0.2	(0.6)	4.4

Net (loss) income	$(5.1)	$0.3	$(0.9)	$7.0

Net (loss) income per common share – basic	$(0.23)	$0.01	$(0.04)	$0.32

Net (loss) income per common share – diluted	$(0.23)	$0.01	$(0.04)	$0.31

Weighted average shares outstanding (in thousands):
Basic	22,580	22,149	22,525	21,976

Diluted	22,580	22,877	22,525	22,771

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004

		(Restated)
	(Dollars in millions)
Net cash flows used for operating activities:
Net (loss) income	$(0.9)	$7.0
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	20.6	21.0
Stock-based compensation expense	3.0	4.0
Tax benefit on stock-based compensation plan awards	0.6	4.2
Amortization of deferred financing costs	0.4	0.9
Loss on disposal of fixed assets	0.4	0.8
Loss associated with purchase of senior subordinated notes	—	4.2
Changes in operating assets and liabilities:
Increase in inventories	(134.3)	(103.8)
Increase in accounts payable	32.0	54.0
Decrease in accrued expenses	(40.4)	(20.9)
Other, net	13.6	9.5

Net cash used for operating activities	(105.0)	(19.1)

Net cash flows used for investing activities:
Capital expenditures	(35.6)	(26.6)

Net cash used for investing activities	(35.6)	(26.6)

Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	97.0
Purchase of 10 3/8% senior subordinated notes	—	(66.6)
Net change in revolving credit facility	74.8	12.4
Proceeds from stock-based compensation plans	2.6	7.1
Other, net	0.3	(3.9)

Net cash provided by financing activities	77.7	46.0

Net (decrease) increase in cash and cash equivalents	(62.9)	0.3
Cash and cash equivalents at beginning of period	79.6	17.4

Cash and cash equivalents at end of period	$16.7	$17.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.4	$4.8
Income taxes, net of refunds	27.1	19.6
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the leading national fabric and craft retailer operating 847 retail stores in 47 states at July 30, 2005. The 716 traditional stores and 131 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, scrapbooking material, frames, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2006 refers to the year-ended January 28, 2006).
     The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal year 2005 interim financial statements have been reclassified in order to conform to the current year presentation. See Note 2 “Restatement of Prior Financial Information” pertaining to the restatements for certain lease accounting practices. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended January 29, 2005.
     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of July 31, 2004 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
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

     The following is a summary of the impact of the restatement on the Company’s unaudited consolidated balance sheet at July 31, 2004, the unaudited consolidated statements of operations for the thirteen and twenty-six weeks ended July 31, 2004 and unaudited statements of cash flows for the twenty-six weeks ended July 31, 2004 (in millions, except per share data):

	(Unaudited)
	July 31, 2004
	Before
	Restatement	Adjustments	As Restated
Consolidated Balance Sheet
Property, equipment and leasehold improvements, net	$204.5	$18.7	$223.2
Total assets	812.0	15.7	827.7
Deferred income taxes, net	14.8	(3.5)	11.3
Lease obligations and other long-term liabilities	12.3	27.9	40.2
Retained earnings	266.0	(5.6)	260.4
Total shareholders’ equity	367.4	(5.6)	361.8
Total liabilities and shareholders’ equity	812.0	15.7	827.7

	Thirteen Weeks Ended July 31, 2004
Consolidated Statements of Operations
Selling, general and administrative expenses	$161.2	$(1.2)	$160.0
Store pre-opening and closing costs	4.6	0.7	5.3
Depreciation and amortization	9.9	0.8	10.7
Operating profit	4.2	(0.3)	3.9
Net income	0.5	(0.2)	0.3
Basic net income per common share	0.02	(0.01)	0.01
Diluted net income per common share	0.02	(0.01)	0.01

	Twenty-Six Weeks Ended July 31, 2004
Consolidated Statements of Operations
Selling, general and administrative expenses	$326.8	$(2.0)	$324.8
Store pre-opening and closing costs	7.5	1.0	8.5
Depreciation and amortization	19.6	1.4	21.0
Operating profit	18.8	(0.4)	18.4
Net income	7.2	(0.2)	7.0
Basic net income per common share	0.33	(0.01)	0.32
Diluted net income per common share	0.32	(0.01)	0.31

Consolidated Statements of Cash Flows
Net cash (used for) provided by operating activities	(24.1)	5.0	(19.1)
Net cash used for investing activities	(21.6)	(5.0)	(26.6)
Note 3 — Earnings Per Share
     Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share include the impact of dilutive stock-based awards assuming their exercise under the treasury stock method.

     The following table presents information necessary to calculate basic and diluted earnings per common share (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Weighted average shares outstanding:
Basic common shares	22,580	22,149	22,525	21,976
Incremental shares from assumed exercise of stock options	—	627	—	698
Incremental restricted shares	—	101	—	97

Diluted common shares	22,580	22,877	22,525	22,771

     For the second quarter and first half of fiscal 2006, all outstanding stock option awards were excluded from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to the Company’s net loss for both periods. For the second quarter of fiscal 2006, 2,117,927 stock option awards had exercise prices below the average market price of the Company’s common shares and 114,137 stock option awards had exercise prices above the average market price of the Company’s common shares. For the first half of fiscal 2006, 2,143,161 stock option awards had exercise prices below the average market price of the Company’s common shares and 89,494 stock option awards had exercise prices above the average market price of the Company’s common shares.
     For the second quarter and first half of fiscal 2005, the above calculation of the dilutive impact of stock option awards on the weighted-average shares reflects the impact of stock option awards that had exercise prices below the average market price of the Company’s common shares for the respective periods. For the second quarter and first half of fiscal 2005, 51,266 and 28,766 stock option awards, respectively, were excluded.
Note 4 — Shareholders’ Equity
     During the first half of fiscal 2006, shares outstanding increased by 177,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock
	(Shares in thousands)		(Dollars in millions)

Balance, January 29, 2005	22,585	3,737	$1.3	$151.8	$(43.8)
Exercise of stock options	110	—	—	1.3	—
Purchase of common stock	(18)	18	—	—	(0.5)
Issuance of treasury shares	31	(31)	—	0.6	0.2
Associate stock ownership plan	54	—	—	1.3	—
Tax benefit on equity compensation	—	—	—	0.6	—
Stock-based compensation	—	—	—	3.0	—

Year-to-date activity	177	(13)	—	6.8	(0.3)

Balance, July 30, 2005	22,762	3,724	$1.3	$158.6	$(44.1)

     As of July 30, 2005, the Company had 2,239,583 stock options outstanding and 526,430 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company designated the interest rate swap agreement as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the balance sheet prior to July 30, 2005. Changes in the fair value of this agreement were recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affected earnings.
     Other comprehensive income included the effects of derivative transactions accounted for under SFAS No. 133, net of related tax, as of July 31, 2004. Comprehensive income consists of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
Dollars in millions	2005	2004	2005	2004
		(Restated)		(Restated)
Net (loss) income	$(5.1)	$0.3	$(0.9)	$7.0
Other comprehensive income, net of tax	—	0.4	—	0.8

Comprehensive (loss) income	$(5.1)	$0.7	$(0.9)	$7.8

Note 5 — Recent Accounting Pronouncements
     Emerging Issues Task Force Issue 05-06: “Determining the Amortization Period for Leasehold Improvements”
     In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. As this is consistent with our current policy, the adoption of EITF 05-6 will not have an impact on the Company’s consolidated financial statements.
     Staff Accounting Bulletin No. 107, “Share-Based Payment”
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides views of the SEC staff regarding the interaction between SFAS No. 123 (Revised 2004), “Share-Based Payment” and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The Company is currently evaluating the guidance provided within SAB No. 107.
     Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, we will adopt SFAS No. 123R as of the beginning of our 2007 fiscal year which is January 29, 2006. We voluntarily adopted SFAS No. 123 at the beginning of fiscal 2004 and began expensing the costs of stock options in our income statement. Currently, we use the Black-Scholes option pricing model to estimate the value of stock options granted and are evaluating option valuation models, including the Black-Scholes model, to determine which model we will utilize upon adoption of SFAS No. 123R. We plan to adopt SFAS No. 123R using the modified-prospective method.

Any impact from the adoption of SFAS No. 123R will be recorded as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s consolidated financial statements.
Note 6 — Consolidating Financial Statements (Unaudited)
     The Company’s 7 1/2 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility. The Company has restated its consolidated financial statements for changes in its lease accounting practices. See Note 2 – “Restatement of Prior Financial Information” in the Company’s Annual Report on Form 10-K for the fiscal year-ended January 29, 2005 for a complete discussion of this restatement.
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of July 30, 2005 and January 29, 2005 and for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 are as follows:
Consolidating Balance Sheets
July 30, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$13.9	$2.8	$—	$16.7
Inventories	210.0	364.0		574.0
Deferred income taxes	16.5	4.8		21.3
Prepaid expenses and other current assets	8.8	10.2		19.0

Total current assets	249.2	381.8	—	631.0

Property, equipment and leasehold improvements, net	115.7	136.9		252.6
Goodwill, net	—	27.1		27.1
Other assets	9.8	1.5		11.3
Investment in subsidiaries	110.2	—	(110.2)	—
Intercompany receivable	341.0	—	(341.0)	—

Total assets	$825.9	$547.3	$(451.2)	$922.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$165.4	$33.8	$—	$199.2
Accrued expenses	28.9	22.3		51.2

Total current liabilities	194.3	56.1	—	250.4
Long-term debt	174.8	—		174.8
Deferred income taxes	7.8	19.8		27.6
Lease obligations and other long-term liabilities	34.5	20.2		54.7
Intercompany payable	—	341.0	(341.0)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.3	—		1.3
Additional paid-in capital	158.6	—		158.6
Retained earnings	298.7	110.2	(110.2)	298.7

	458.6	110.2	(110.2)	458.6
Treasury stock, at cost	(44.1)	—		(44.1)

Total shareholders’ equity	414.5	110.2	(110.2)	414.5

Total liabilities and shareholders’ equity	$825.9	$547.3	$(451.2)	$922.0

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
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

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended July 30, 2005 and July 31, 2004

	July 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$208.4	$319.2	$(143.8)	$383.8
Cost of sales	131.7	211.1	(143.8)	199.0

Gross margin	76.7	108.1	—	184.8
Selling, general and administrative expenses	88.9	87.2		176.1
Store pre-opening and closing costs	2.9	1.1		4.0
Depreciation and amortization	5.0	5.1		10.1
Stock-based compensation expense	0.3	—		0.3
Debt repurchase expenses	—	—		—

Operating profit (loss)	(20.4)	14.7	—	(5.7)
Interest expense, net	0.9	1.6		2.5

Income (loss) before income taxes	(21.3)	13.1	—	(8.2)
Income tax provision (benefit)	(8.1)	5.0		(3.1)

Income (loss) before equity income	(13.2)	8.1	—	(5.1)
Equity income (loss) from subsidiaries	8.1	—	(8.1)	—

Net income (loss)	$(5.1)	$8.1	$(8.1)	$(5.1)

	July 31, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$197.9	$296.7	$(123.6)	$371.0
Cost of sales	117.1	195.6	(123.6)	189.1

Gross margin	80.8	101.1	—	181.9
Selling, general and administrative expenses	79.0	81.0		160.0
Store pre-opening and closing costs	2.5	2.8		5.3
Depreciation and amortization	4.4	6.3		10.7
Stock-based compensation expense	2.0	—		2.0
Debt repurchase expenses	—	—		—

Operating profit (loss)	(7.1)	11.0	—	3.9
Interest expense, net	1.2	2.2		3.4

Income (loss) before income taxes	(8.3)	8.8	—	0.5
Income tax provision (benefit)	(3.3)	3.5		0.2

Income (loss) before equity income	(5.0)	5.3	—	0.3
Equity income from subsidiaries	5.3	—	(5.3)	—

Net income	$0.3	$5.3	$(5.3)	$0.3

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Operations
Twenty-Six Weeks Ended July 30, 2005 and July 31, 2004

	July 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$439.0	$666.1	$(300.6)	$804.5
Cost of sales	273.3	442.2	(300.6)	414.9

Gross margin	165.7	223.9	—	389.6
Selling, general and administrative expenses	177.9	176.1		354.0
Store pre-opening and closing costs	6.3	2.6		8.9
Depreciation and amortization	9.8	10.8		20.6
Stock-based compensation expense	3.0	—		3.0
Debt repurchase expenses	—	—		—

Operating profit (loss)	(31.3)	34.4	—	3.1
Interest expense, net	1.8	2.8		4.6

Income (loss) before income taxes	(33.1)	31.6	—	(1.5)
Income tax provision (benefit)	(12.6)	12.0		(0.6)

Income (loss) before equity income	(20.5)	19.6	—	(0.9)
Equity income (loss) from subsidiaries	19.6	—	(19.6)	—

Net income (loss)	$(0.9)	$19.6	$(19.6)	$(0.9)

	July 31, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$418.3	$609.0	$(251.4)	$775.9
Cost of sales	245.9	400.5	(251.4)	395.0

Gross margin	172.4	208.5	—	380.9
Selling, general and administrative expenses	162.3	162.5		324.8
Store pre-opening and closing costs	3.6	4.9		8.5
Depreciation and amortization	8.8	12.2		21.0
Stock-based compensation expense	4.0	—		4.0
Debt repurchase expenses	4.2	—		4.2

Operating profit (loss)	(10.5)	28.9	—	18.4
Interest expense, net	2.8	4.2		7.0

Income (loss) before income taxes	(13.3)	24.7	—	11.4
Income tax provision (benefit)	(5.2)	9.6		4.4

Income (loss) before equity income	(8.1)	15.1	—	7.0
Equity income from subsidiaries	15.1	—	(15.1)	—

Net income	$7.0	$15.1	$(15.1)	$7.0

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended July 30, 2005 and July 31, 2004

	July 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(121.6)	$16.6	$—	$(105.0)

Net cash flows used for investing activities:
Capital expenditures	(18.8)	(16.8)		(35.6)

Net cash used for investing activities	(18.8)	(16.8)	—	(35.6)

Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	—		—
Purchase of 10 3/8% senior subordinated notes	—	—		—
Net change in revolving credit facility	74.8	—		74.8
Proceeds from stock-based compensation plans	2.6	—		2.6
Other, net	0.3	—		0.3

Net cash provided by financing activities	77.7	—	—	77.7

Net decrease in cash and cash equivalents	(62.7)	(0.2)	—	(62.9)
Cash and cash equivalents at beginning of period	76.6	3.0		79.6

Cash and cash equivalents at end of period	$13.9	$2.8	$—	$16.7

	July 31, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(34.9)	$15.8	$—	$(19.1)

Net cash flows used for investing activities:
Capital expenditures	(10.6)	(16.0)		(26.6)

Net cash used for investing activities	(10.6)	(16.0)	—	(26.6)

Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.0	—		97.0
Purchase of 10 3/8% senior subordinated notes	(66.6)	—		(66.6)
Net change in revolving credit facility	12.4	—		12.4
Proceeds from stock-based compensation plans	7.1	—		7.1
Other, net	(3.9)	—		(3.9)

Net cash provided by financing activities	46.0	—	—	46.0

Net increase (decrease) in cash and cash equivalents	0.5	(0.2)	—	0.3
Cash and cash equivalents at beginning of period	14.3	3.1		17.4

Cash and cash equivalents at end of period	$14.8	$2.9	$—	$17.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our Annual Report on Form 10-K. The financial information presented for the interim periods of fiscal 2005 have been restated to reflect the correction of an error in the accounting for leases, as discussed in “Restatement of Prior Financial Information” in Note 2 to the notes to the consolidated financial statements. In addition, the financial information presented for the interim periods of fiscal 2005 have been reclassified for certain amounts to conform to the fiscal 2006 presentation.
General Overview
     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, paper crafting material, frames, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
     Our strategy is to grow by replacing many of our existing traditional stores with superstores. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection—sewing, crafting, framing, seasonal, floral and home décor accessories—all under one roof. On average, we close 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly and, we believe, expand the market size and our market share.
     As of July 30, 2005, we operated 847 stores in 47 states (716 traditional stores and 131 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our smaller traditional stores average approximately 14,500 square feet and generated net sales per store of approximately $1.6 million in fiscal 2005. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2005. Our current superstore prototype is 35,000 square feet and targets sales of approximately $5 million for the first year of operation. We opened 17 of these new prototype superstores in the first half of fiscal 2006 and at July 30, 2005, we operated 60 of these prototype superstores.
Executive Overview
     The second quarter was a challenging quarter compared with the prior year, as the retail environment continues to be soft, particularly in the home decorating portions of our business, such as finished seasonal, floral and home décor merchandise, as well as home decorating textiles. Our sales performance in the second quarter and the first half of the year have not met our expectations, despite an increased level of marketing events and spending, as well as more aggressive promotional pricing. As a result, our gross margins declined from the prior year and we were unable to leverage expenses due to essentially flat same-store sales performance. This resulted in a decrease in earnings year-over-year, both for the second quarter and year-to-date periods. For the quarter, we realized a net loss of $0.23 per share, compared with net income of $0.01 per diluted share in the prior year second quarter. Through the first 26 weeks, we generated a net loss of $0.04 per share, compared with net income of $0.31 per diluted share in fiscal 2005.
     Despite our sales performance, we continue to execute well on our strategic initiatives, opening 17 of our new 35,000 square foot prototype superstores during the first half of the year.
     Highlights of our second quarter performance are as follows:
•	Net sales increased 3.5% to $383.8 million due to the impact of new superstore openings. Net sales from stores open one year or more (“same-store sales”) decreased 0.5% versus a 3.1% same-store sales increase for the second quarter last year. Our average ticket in same-store sales increased 2%, but was more than offset by a decline in customer traffic.

•	Our gross margin rate declined by 80 basis points, to 48.2% of net sales this quarter versus 49.0% for the second quarter last year due to a more price-focused environment, as we experienced an increased level of coupon assisted sales and greater margin rate pressure in our finished seasonal, floral and home décor related merchandise, which have continued to experience sales softness as well.

•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, increased 280 basis points from 43.1% of net sales in the second quarter last year to 45.9% this year. The increase stemmed from a loss of expense leverage, due to an essentially flat same-store sales performance, coupled with higher advertising spending, logistics costs, and normal inflationary increases in operating expenses.

•	Store pre-opening and closing costs decreased $1.3 million for the second quarter to $4.0 million, due to the timing of real estate activity year-over-year. On a year-to-date basis, these costs have increased year-over-year due to the increased level of real estate activity.

•	Stock-based compensation expense was $0.3 million for the second quarter, compared with $2.0 million in the same period last year. As discussed in further detail below, the reduced expense is primarily attributable to an adjustment in our performance expectation used to compute expense for the performance-based shares portion of our restricted stock grants.
Results of Operations
     The following table sets forth our results of operations through operating profit (loss), expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Twenty-Six Weeks
	Weeks Ended		Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	48.2%	49.0%	48.4%	49.1%
Selling, general and administrative expenses	45.9%	43.1%	44.0%	41.9%
Store pre-opening and closing costs	1.0%	1.4%	1.1%	1.1%
Depreciation and amortization	2.7%	2.9%	2.5%	2.7%
Stock-based compensation expense	0.1%	0.5%	0.4%	0.5%
Debt repurchase expenses	—	—	—	0.5%

Operating (loss) profit	(1.5)%	1.1%	0.4%	2.4%

Comparison of the Thirteen Weeks Ended July 30, 2005 to July 31, 2004
     Net Sales. Net sales for the second quarter of fiscal 2006 increased 3.5% to $383.8 million from $371.0 million in the prior year. Same-store sales decreased 0.5% during the quarter versus a same-store sales increase of 3.1% in the second quarter last year. Average ticket in same-stores during the second quarter increased approximately 2%, but was more than offset by lower traffic. The Company’s total store count at the end of the quarter was down 16 units, or 1.9% from last year’s second quarter; however, the number of superstores in operation increased to 131 stores from 97 stores in last year’s second quarter. Total store square footage increased 3.7% from last year’s second quarter. Superstores accounted for 39% of net sales in the second quarter compared to 30% of net sales in the prior year second quarter.
     By store format, our same-store sales performance for traditional stores decreased 1.8% versus a same-store sales increase of 4.6% in the prior year second quarter. Same-store sales for superstores increased 2.2% for the quarter versus a same-store sales decrease of 0.6% in the prior year second quarter. Average ticket increased approximately 2% in superstores and 1.5% in traditional stores, with traffic essentially flat in superstores, but negative in traditional stores.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 44% of our second-quarter sales volume. Those categories together increased 0.3% on a same-store sales basis. Within hardlines, our core craft categories generated solid same-store sales increases. Key craft categories generating this growth are paper crafting, yarn, jewelry and kids’ crafts.
     Tempering the growth within hardlines in the second quarter was the performance of our finished seasonal, floral and home décor categories. These categories are down approximately 11% on a same-store sales basis.
     Our softlines, or sewing related categories, represented 56% of our second quarter sales volume, and decreased 2.0% on a same-store sales basis for the second quarter. Substantially all of the softness we experienced in this area was concentrated in home decorating textiles.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within selling, general and administrative expenses. As a percent of net sales, gross margin decreased to 48.2% for the second quarter of fiscal 2006 compared with 49.0% for the same quarter a year earlier primarily due to an increased level of coupon assisted sales and greater margin rate pressure in our finished seasonal, floral and home décor related merchandise, which have continued to experience sales softness as well.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $176.1 million in the second quarter compared with $160.0 million in the prior year second quarter. As a percentage of net sales, SG&A expenses increased to 45.9% of net sales from 43.1% of net sales in the second quarter of last year. The increase stemmed from a loss of expense leverage, due to an essentially flat same-store sales performance, coupled with higher advertising spending, logistics costs, and normal inflationary increases in operating expenses.
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
     Store pre-opening and closing costs decreased $1.3 million during the second quarter of fiscal 2006 to $4.0 million from $5.3 million due to the timing of real estate activity year-over-year. Store pre-opening costs increased $0.5 million during the quarter, to $2.8 million from $2.3 million in last year’s second quarter. Store closing costs decreased $1.8 million during the quarter, to $1.2 million compared to $3.0 million in last year’s second quarter. For the full year, we expect further increases in these expenses year-over-year, due to the increased level of new store openings that are planned for this year.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million to $10.1 million from $10.7 million, year-over-year. This decrease is due to a decrease in depreciation expense related to our fiscal 2001 enterprise-wide SAP system implementation, which is now fully depreciated, partially offset by higher depreciation expense related to new store openings.
     Stock-based compensation expense. Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” and the amortization of the value of restricted stock granted to employees. Restricted stock grants consist of both a retentive portion that is time-based, as well as performance-based shares that are tied to the Company’s achievement of certain levels of net earnings growth over a three-year measurement period. Reported stock-based compensation can have a substantial amount of variability due to the volatility that can occur in expense recognition related to the performance-based restricted shares.
     Stock-based compensation expense was $0.3 million for the second quarter of fiscal 2006, compared with $2.0 million in the same period last year. The reduced expense is primarily attributable to an adjustment, recorded in the second quarter of fiscal 2006 of $1.7 million, in our performance expectation used to compute expense for the performance-based shares portion of our restricted stock grants. Our revised expectation is that a lower level of performance-based shares will be earned under the restricted stock program, based on the Company’s first-half operating performance, from the expectation that had been used earlier. Depending on our actual future operating performance, further adjustment to our expectations may be necessary during the respective measurement periods.
     Interest expense. Interest expense in the second quarter of fiscal 2006 decreased $0.9 million to $2.5 million from $3.4 million in the second quarter of fiscal 2005 due to a decrease in our average debt levels between years, and a lower all-in borrowing rate as a result of the termination of a $40 million interest rate swap arrangement that expired on April 30, 2005 (the swap was in place in fiscal 2005 and caused higher borrowing rates on a year-over-year basis). Our average debt levels during the second quarter of fiscal 2006 were $124 million, compared with $141 million during the prior year second quarter.
     Income taxes. Our effective income tax rate for the second quarter of fiscal 2006 was approximately 38%. Our effective tax rate in the second quarter last year was 38.5%, but we adjusted that rate in the fourth quarter of last year, and our effective rate for the full year last year was 37.7%. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Comparison of the Twenty-Six Weeks Ended July 30, 2005 and July 31, 2004
     Net Sales. Net sales for the first half of fiscal 2006 increased 3.7%, or $28.6 million, to $804.5 million from $775.9 million in the prior year. Same-store sales increased 0.1% versus a 4.9% same-store sales increase last year. Average ticket in same-stores for the first half increased approximately 2%, but was largely offset by lower traffic. The Company’s total store count at the end of the quarter was down 16 units, or 1.9% from last year’s second quarter; however, the number of superstores in operation increased to 131 stores from 97 stores in last year’s second quarter. Total store square footage increased 3.7% from last year’s second quarter. Superstores in operation accounted for 39% of net sales in the first half versus 30% of net sales in the year-ago period.
     By store format, our same-store sales performance for traditional stores decreased 1.1% year-to-date versus a same-store sales increase of 6.1% in the prior year period. Same-store sales for superstores increased 2.5% year-to-date versus a same-store sales increase of 1.7% in the prior year period. Average ticket increased approximately 2.6% in superstores and 1.5% in traditional stores, with traffic essentially flat in superstores, but negative in traditional stores.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 43% of our first-half sales volume. Those categories together increased 1.6% on a same-store sales basis. Within hardlines, our core craft categories generated solid same-store sales increases. Key craft categories generating this growth are paper crafting, yarn, jewelry and kids’ crafts.
     Tempering some of the growth in hardlines in the first half was the performance of our finished seasonal, floral and home décor categories. These categories are down approximately 7% on a same-store sales basis year-to-date.
     Our softlines, or sewing related categories, represented 57% of our first-half sales volume, and decreased 1.6% on a same-store sales basis for the first half. Substantially all of the softness we saw in this area was concentrated in home decorating textiles.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within selling, general and administrative expenses. As a percent of net sales, gross margin was 48.4% for the first half of fiscal 2006 compared with 49.1% for the same period a year earlier. The decrease of 70 basis points is attributable to a more price-focused environment, as we experienced an increased level of coupon assisted sales and greater margin rate pressure in our finished seasonal, floral and home décor related merchandise, which have continued to experience sales softness as well.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $354.0 million in the first two quarters of fiscal 2006 versus $324.8 million in the prior year. As a percentage of net sales, SG&A expenses increased to 44.0% of net sales from 41.9% last year. The increase as a percentage of sales stemmed from an essentially flat same-store sales performance, which made it difficult for us to leverage expenses, coupled with increases in advertising spending, logistics costs, and normal inflationary increases in operating expenses.
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
     Store pre-opening and closing costs increased $0.4 million year-to-date to $8.9 million reflecting the increased level of real estate activity year-over-year. We opened 17 superstores and two traditional stores and closed 23 stores during the first two quarters of fiscal 2006. This compares with 11 superstore openings, one traditional store opening, and 41 closings in the same period in the prior year. Store pre-opening costs increased $1.7 million during the first half, to $5.9 million from $4.2 million in last year’s first half. Store closing costs decreased $1.3 million during the first half, to $3.0 million compared with $4.3 million in the same period of the prior year. As a percentage of net sales, store pre-opening and closing costs remained flat at 1.1% of net sales compared with last year. As we continue to increase the number of new store openings, we expect continued pressure on this line item for the balance of fiscal 2006. On average we close approximately 1.1 traditional stores for every superstore that we open.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million to $20.6 million in the first two quarters of fiscal 2006 from $21.0 million last year. This decrease is due to a decrease in depreciation expense related to the fiscal 2001 enterprise-wide SAP system implementation, which is now fully depreciated, partially offset by higher depreciation expense related to new store openings.
     Stock-based compensation expense. Stock-based compensation expense includes the expensing of stock options under SFAS No. 123, and the amortization of the value of restricted stock granted to employees. Restricted stock grants consist of both a retentive portion that is time-based, as well as performance-based shares that are tied to the Company’s achievement of certain levels of net earnings growth over a three-year measurement period. Reported stock-based compensation can have a substantial amount of variability due to the volatility that can occur in expense recognition related to the performance-based restricted shares.
     Stock-based compensation expense was $3.0 million for the first half of fiscal 2006, compared with $4.0 million in the same period last year. The reduced expense is primarily attributable to an adjustment, recorded in the second quarter of fiscal 2006 of $1.7 million, in our performance expectation used to compute expense for the performance-based shares portion of our restricted stock grants. Our revised expectation is that a lower level of performance-based shares will be earned under the restricted stock program, based on the Company’s first-half operating performance, from the expectation that had been used earlier. Depending on our actual future operating performance, further adjustment to our expectations may be necessary during the respective measurement periods.
     Stock-based compensation expense is estimated at approximately $7.0 million, pre-tax, for the full 2006 fiscal year versus $7.7 million, pre-tax, in fiscal 2005.
     Debt repurchase expenses. Debt repurchase expenses were $4.2 million for the first half of fiscal 2005 and represent the premium paid to repurchase $64.4 million of our previously outstanding 10 3/8 percent senior subordinated notes at an aggregate premium of 103.4 percent to par value and to write-off the related deferred financing costs.
     Interest expense. Interest expense in the first half of fiscal 2006 decreased $2.4 million to $4.6 million from $7.0 million in the same period in the prior year. The decrease is primarily attributable to a decrease in our average debt levels between years, and a lower all-in borrowing rate as a result of the termination of our interest rate swap arrangement (the swap was in place in fiscal 2005 and caused higher borrowing rates on a year-over-year basis). Our average debt levels year-to-date in fiscal 2006 were $113 million versus $143 million last year.
     Income taxes. Our effective income tax rate for the first half of fiscal 2006 was approximately 38%, which is our estimate of our full-year effective tax rate for fiscal 2006. Our effective tax rate in the first half last year was 38.5%, but we adjusted that rate in the fourth quarter of last year, and our effective rate for the full year last year was 37.7%. The effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.

Liquidity and Capital Resources
     Our capital requirements are primarily for capital expenditures in connection with new store openings, the construction of our third distribution center, other infrastructure investments and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements will be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our bank credit facility.
     The following table provides cash flow related information for the first half of fiscal 2006 and 2005:

	2006	2005
		(Restated)
Net cash used for operating activities	$(105.0)	$(19.1)
Net cash used for investing activities	(35.6)	(26.6)
Net cash provided by financing activities	77.7	46.0

Net (decrease) increase in cash and cash equivalents	$(62.9)	$0.3

Ending cash and cash equivalents	$16.7	$17.7

Net cash used for operating activities
     Net cash used for operating activities was $105.0 million in the first half of fiscal 2006 compared with $19.1 million in fiscal 2005. The increased use of $85.9 million was primarily driven by an incremental net increase in inventory, net of payables support, of $52.5 million and a $19.5 million incremental decrease in accrued expenses. Cash flows from operating activities, before changes in operating assets and liabilities, were $24.1 million in fiscal 2006 versus $42.1 million in fiscal 2005. The decrease in cash flows from operating activities was caused primarily by a reduction in net income and a reduced tax benefit on stock-based compensation plan awards.
     Inventories, net of payable support, were a net use of cash of $102.3 million in the first half of fiscal 2006, compared with $49.8 million in fiscal 2005. Total inventories increased $65.6 million, or 12.9% year-over-year. Approximately half of this increase is in support of our store growth plans, with the remaining half representing increased inventory levels in same-stores. The increase in same-store inventory levels are consistent with our strategy, and represent an earlier flow of second-half seasonal goods, as well as increased levels of basic inventory to support our second-half merchandising initiatives, particularly in strong growth categories such as yarn, paper crafting, jewelry and kids’ crafts.
Net cash used for investing activities
     Net cash used for investing activities totaled $35.6 million in the first half of fiscal 2006 compared with $26.6 million in fiscal 2005 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Twenty-Six Weeks Ended
	July 30,	July 31,
Dollars in millions	2005	2004
		(Restated)

Cash	$29.8	$21.6
Cash – landlord reimbursed	5.8	5.0

Total	$35.6	$26.6

     We continue to anticipate capital expenditures for the full fiscal year 2006 to be approximately $110 to $120 million which is net of expected tenant allowances of approximately $20 million from landlords. During the first half of fiscal 2006, we opened 17 superstores and two traditional stores and closed 23 traditional stores.
     We also broke ground on our third distribution center, located in Opelika, Alabama. The total capital cost of this project is estimated to be $40 to $45 million and will be completed in April 2006. Through the end of the second quarter, our capital spending on this project was $5.0 million.
     For the balance of the fiscal year, we expect to open 23 more superstores, all in the third quarter, and two more traditional stores. We will close approximately 25 to 30 more traditional stores between now and the end of the fiscal year, most of those in connection with the new store openings.
Net cash provided by financing activities
     During the first quarter of fiscal 2005, we completed certain capital financing initiatives. In the first quarter of fiscal 2005, we issued $100 million of 7 1/2 percent senior subordinated notes, which enabled us to repurchase the remaining $64.4 million of our 10 3/8 percent senior subordinated notes that were outstanding at the beginning of the year. Also in the first quarter of fiscal 2005, we amended our senior credit facility, extending the term until May 2009 and reducing the commitment to $350 million from $365 million.
     Net cash provided by financing activities was $77.7 million during the first half of fiscal 2006 compared with $46.0 million during the same period in fiscal 2005. Debt borrowings were $174.8 million at the end of the second quarter, which was an increase of $74.8 million from the beginning of the year and an increase of $13.1 million from the same period in the prior year. Our debt levels are projected to peak at the end of the third quarter, as they historically have, and then be paid down in the fourth quarter. We are projecting our year-end debt levels at $100 to $110 million, close to last year’s year-end debt levels of $100 million, although year-end cash will decrease from last year. Based on our current business outlook, our projected capital spending plans and working capital needs, we expect our net use of cash for the full year to be $55 to $65 million.
     As of July 30, 2005, we had the ability to borrow an additional $163.1 million under our credit facility, subject to the borrowing base calculation, as defined.
     Our debt-to-capitalization ratio was 29.7% at July 30, 2005, 19.7% at January 29, 2005 and 30.9% at July 31, 2004.
Off-Balance Sheet Transactions
     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Business Outlook
     In a press release dated August 15, 2005, that was furnished to the Securities and Exchange Commission on Form 8-K, we provided earnings guidance for the full fiscal year and second half of fiscal 2006. We estimated that fiscal 2006 earnings will be approximately $1.65 to $1.75 per diluted share. For the second half of the fiscal year, we estimated earnings of $1.70 to $1.80 per diluted share, compared with earnings of $1.70 per diluted share in the year-ago period.
     This revised guidance was based on same-store sales growth of 3% to 4% for the second half of the year, with stronger same-store sales anticipated in the third quarter. In addition, we expect to maintain the gross margin rate at a level consistent with last year versus the gross margin rate compression we experienced in the first half. We also indicated that the second-half earnings guidance includes the estimated impact of incremental store pre-opening and closing costs resulting from the increased number of expected store openings year-over-year.
     In our August sales release dated September 1, 2005, that was furnished to the Securities and Exchange Commission on Form 8-K, we provided same-store sales performance information for August. Our August same-store sales declined 2.4%, compared with a 2.9% decrease in the prior year.
     In order for us to achieve the earnings expectations stated above, we must exceed the same-store sales estimates we provided earlier for the balance of the year. We acknowledge that this will be difficult, given the current economic environment and the recent trends in our business. However, over half of our full-year revenues are generated during the months of September through January, and we are well positioned for the upcoming critical selling seasons. Our actual results in the second half are highly dependent on the net sales and operating margin performance we are able to achieve.
     In light of our revised earnings estimates for the second half of fiscal 2006, as is consistent with our ongoing review of our capital and expense spending plans, we are evaluating plans for fiscal 2007, including the number of new store openings we plan to undertake. While we have not finalized our capital spending plans or the number of new store openings for fiscal 2007, we expect to open less stores than we did this year and we will continue to review, and revise as necessary, our plans based on the overall retail environment, economic conditions and the actual operating results we are able to achieve.
     During the last week of August, we had eight traditional stores that closed due to Hurricane Katrina. Four of those stores have subsequently re-opened, and the remaining four, located in or around New Orleans, LA, are likely to be impacted beyond recovery. We have property insurance that reimburses us for damaged inventory at net retail value, subject to certain deductibles. At this time, we are unable to determine when, or if, we will re-open these four store locations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in early fiscal 2005, which consisted of fixed rate senior subordinated notes and a variable rate senior bank credit facility that is designed to be a working capital facility. In the past, the Company also utilized interest rate swaps to achieve this objective. The Company utilized interest rate swaps to manage net exposure to interest rate changes related to the Company’s variable rate bank credit facilities. The interest rate swap agreements required the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (‘‘LIBOR’’). The Company does not enter into financial instruments for trading purposes. The Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expired on April 30, 2005.
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
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, as amended, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
May 1– 28, 2005	212	$27.06	885,156	1,264,844
May 29 – July 2, 2005	2,622	$28.14	887,778	1,262,222
July 3-30, 2005	897	$27.63	888,675	1,261,325

Total	3,731	$27.95	888,675	1,261,325

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
a)	An Annual Meeting of Shareholders of the Company was held on June 9, 2005.

b)	Frank Newman, Beryl Raff and Tracey Thomas-Travis were elected to the Board of Directors in the class whose term of office expires in 2008.

c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

Nominee	Votes For	Votes Withheld
Frank Newman	17,096,369	4,042,349
Beryl Raff	20,656,933	481,785
Tracey Thomas-Travis	20,808,158	330,560
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

JO-ANN STORES, INC.

DATE: September 7, 2005	/s/ Alan Rosskamm

Alan Rosskamm,
President and Chief Executive Officer

/s/ Brian P. Carney

Brian P. Carney,
Executive Vice President and Chief Financial Officer