Form 10-Q
period 2005-10-29
JO-ANN STORES INC
filed 2005-12-08
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2005
Commission File No. 1-6695

Jo-Ann Stores, Inc.
(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (330) 656-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of November 30, 2005: 23,428,291.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended October 29, 2005

			Page Numbers
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets — October 29, 2005 (Unaudited),
		January 29, 2005 and October 30, 2004 (Unaudited)	1

		Consolidated Statements of Operations (Unaudited) for the Thirteen and
		Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004	2

		Consolidated Statements of Cash Flows (Unaudited) for the
		Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004	3

		Notes to Consolidated Financial Statements (Unaudited)	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	24

Part II.	Other Information

	Item 1.	Legal Proceedings	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3.	Defaults Upon Senior Securities	25

	Item 4.	Submission of Matters to a Vote of Security Holders	25

	Item 5.	Other Information	25

	Item 6.	Exhibits	26

	Signatures		27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	October 29,	January 29,	October 30,
	2005	2005	2004

			(Restated)
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$24.1	$79.6	$33.7
Inventories	654.1	439.7	530.2
Deferred income taxes	21.3	21.3	18.5
Prepaid expenses and other current assets	24.5	22.3	19.1

Total current assets	724.0	562.9	601.5

Property, equipment and leasehold improvements, net	297.3	238.0	232.3
Goodwill, net	27.1	27.1	26.5
Other assets	10.9	11.3	9.7

Total assets	$1,059.3	$839.3	$870.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$203.1	$167.2	$167.0
Accrued expenses	56.3	91.6	59.7

Total current liabilities	259.4	258.8	226.7

Long-term debt	290.0	100.0	200.0
Deferred income taxes	27.6	27.6	28.7
Lease obligations and other long-term liabilities	70.0	44.0	40.6

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 26,719,306; 26,321,934 and 26,284,562 shares, respectively	1.3	1.3	1.3
Additional paid-in capital	160.5	151.8	149.4
Retained earnings	294.6	299.6	267.3
Accumulated other comprehensive loss	—	—	(0.5)

	456.4	452.7	417.5
Treasury stock, at cost, 3,707,402; 3,737,407 and 3,735,102 shares, respectively	(44.1)	(43.8)	(43.5)

Total shareholders’ equity	412.3	408.9	374.0

Total liabilities and shareholders’ equity	$1,059.3	$839.3	$870.0

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

		(Restated)		(Restated)
	(Dollars in millions, except share and per share data)
Net sales	$474.2	$448.3	$1,278.7	$1,224.2
Cost of sales	257.9	234.1	672.8	629.1

Gross margin	216.3	214.2	605.9	595.1

Selling, general and administrative expenses	200.8	180.2	554.8	505.0
Store pre-opening and closing costs	8.5	6.5	17.4	15.0
Depreciation and amortization	10.5	10.9	31.1	31.9
Stock-based compensation expense, net	(1.8)	1.9	1.2	5.9
Debt repurchase expenses	—	—	—	4.2

Operating (loss) profit	(1.7)	14.7	1.4	33.1
Interest expense, net	4.1	3.8	8.7	10.8

(Loss) income before income taxes	(5.8)	10.9	(7.3)	22.3
Income tax (benefit) provision	(1.7)	4.0	(2.3)	8.4

Net (loss) income	$(4.1)	$6.9	$(5.0)	$13.9

Net (loss) income per common share — basic	$(0.18)	$0.31	$(0.22)	$0.63

Net (loss) income per common share — diluted	$(0.18)	$0.30	$(0.22)	$0.61

Weighted average shares outstanding (in thousands):
Basic	22,703	22,289	22,589	22,077

Diluted	22,703	22,952	22,589	22,828

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004

		(Restated)
	(Dollars in millions)
Net cash flows used for operating activities:
Net (loss) income	$(5.0)	$13.9
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	31.1	31.9
Stock-based compensation expense, net	1.2	5.9
Tax benefit on stock-based compensation plan awards	1.0	4.9
Amortization of deferred financing costs	0.7	1.3
Loss on disposal of fixed assets	1.4	2.3
Loss associated with purchase of senior subordinated notes	—	4.2
Changes in operating assets and liabilities:
Increase in inventories	(214.4)	(125.6)
Increase in accounts payable	35.9	45.0
Decrease in accrued expenses	(35.3)	(16.4)
Other, net	23.5	9.7

Net cash used for operating activities	(159.9)	(22.9)

Net cash flows used for investing activities:
Capital expenditures	(91.8)	(48.0)

Net cash used for investing activities	(91.8)	(48.0)

Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	97.4
Purchase of 10 3/8% senior subordinated notes	—	(66.6)
Net change in revolving credit facility	190.0	50.7
Proceeds from stock-based compensation plans	5.5	9.7
Other, net	0.7	(4.0)

Net cash provided by financing activities	196.2	87.2

Net (decrease) increase in cash and cash equivalents	(55.5)	16.3
Cash and cash equivalents at beginning of period	79.6	17.4

Cash and cash equivalents at end of period	$24.1	$33.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8.8	$9.9
Income taxes, net of refunds	26.9	22.6
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the leading national fabric and craft retailer operating 842 retail stores in 47 states at October 29, 2005. The 700 traditional stores and 142 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, scrapbooking material, frames, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
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
     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of October 30, 2004 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
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

     The following is a summary of the impact of the restatement on the Company’s unaudited consolidated balance sheet at October 30, 2004, the unaudited consolidated statements of operations for the thirteen and thirty-nine weeks ended October 30, 2004 and unaudited statements of cash flows for the thirty-nine weeks ended October 30, 2004 (in millions, except per share data):

	(Unaudited)
	October 30, 2004
	Before
	Restatement	Adjustments	As Restated

Consolidated Balance Sheet
Property, equipment and leasehold improvements, net	$213.9	$18.4	$232.3
Total assets	854.7	15.3	870.0
Deferred income taxes, net	13.9	(3.7)	10.2
Lease obligations and other long-term liabilities	12.4	28.2	40.6
Retained earnings	273.3	(6.0)	267.3
Total shareholders’ equity	380.1	(6.1)	374.0
Total liabilities and shareholders’ equity	854.7	15.3	870.0

	Thirteen Weeks Ended October 30, 2004
Consolidated Statements of Operations
Selling, general and administrative expenses	$181.2	($1.0)	$180.2
Store pre-opening and closing costs	5.5	1.0	6.5
Depreciation and amortization	10.2	0.7	10.9
Operating profit	15.4	(0.7)	14.7
Net income	7.3	(0.4)	6.9
Basic net income per common share	0.33	(0.02)	0.31
Diluted net income per common share	0.32	(0.02)	0.30

	Thirty-Nine Weeks Ended October 30, 2004
Consolidated Statements of Operations
Selling, general and administrative expenses	$508.0	($3.0)	$505.0
Store pre-opening and closing costs	13.0	2.0	15.0
Depreciation and amortization	29.8	2.1	31.9
Operating profit	34.2	(1.1)	33.1
Net income	14.5	(0.6)	13.9
Basic net income per common share	0.66	(0.03)	0.63
Diluted net income per common share	0.64	(0.03)	0.61

Consolidated Statements of Cash Flows
Net cash used for operating activities	(28.2)	5.3	(22.9)
Net cash used for investing activities	(42.7)	(5.3)	(48.0)
Note 3 — Earnings Per Share
     Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share include the impact of dilutive stock-based awards assuming their exercise under the treasury stock method.

     The following table presents information necessary to calculate basic and diluted earnings per common share (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Weighted average shares outstanding:
Basic common shares	22,703	22,289	22,589	22,077
Incremental shares from assumed exercise of stock options	—	553	—	649
Incremental restricted shares	—	110	—	102

Diluted common shares	22,703	22,952	22,589	22,828

     For the third quarter and year-to-date period of fiscal 2006, all outstanding stock option awards were excluded from the calculation of diluted loss per share because they would have had an anti-dilutive effect due to the Company’s net loss for both periods. For the third quarter, an average of 1,585,405 stock option awards had exercise prices below the average market price of the Company’s common shares and an average of 528,990 stock option awards had exercise prices above the average market price of the Company’s common shares. For the third quarter year-to-date period, an average of 1,957,242 stock option awards had exercise prices below the average market price of the Company’s common shares and an average of 235,992 stock option awards had exercise prices above the average market price of the Company’s common shares.
     For the third quarter and year-to-date period of fiscal 2005, the above calculation of the dilutive impact of stock option awards on the weighted-average shares reflects the impact of stock option awards that had exercise prices below the average market price of the Company’s common shares for the respective periods. For the third quarter and year-to-date period of fiscal 2005, an average of 100,733 and 52,755 stock option awards, respectively, were excluded.
Note 4 — Shareholders’ Equity
     During the first nine months of fiscal 2006, shares outstanding increased by 427,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock

	(Shares in thousands)		(Dollars in millions)
Balance, January 29, 2005	22,585	3,737	$1.3	$151.8	$(43.8)
Exercise of stock options	290	—	—	3.1	—
Purchase of common stock	(25)	25	—	—	(0.7)
Issuance of treasury shares	55	(55)	—	1.0	0.4
Associate stock ownership plan	133	—	—	2.4	—
Tax benefit on equity compensation	—	—	—	1.0	—
Stock-based compensation	(26)	—	—	1.2	—

Year-to-date activity	427	(30)	—	8.7	(0.3)

Balance, October 29, 2005	23,012	3,707	$1.3	$160.5	$(44.1)

     As of October 29, 2005, the Company had 2,021,363 stock options outstanding and 444,260 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company designated the interest rate swap agreement as a cash flow hedge and recognized the fair value of the interest rate swap agreement on the balance sheet prior to October 29, 2005. Changes in the fair value of this agreement were recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affected earnings. The Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expired on April 30, 2005. The Company has not entered into any new interest rate swap agreements.
     Other comprehensive income included the effects of derivative transactions accounted for under SFAS No. 133, net of related tax, as of October 30, 2004. Comprehensive income consists of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
Dollars in millions	2005	2004	2005	2004
		(Restated)		(Restated)
Net (loss) income	$(4.1)	$6.9	$(5.0)	$13.9
Other comprehensive income, net of tax	—	0.3	—	1.1

Comprehensive (loss) income	$(4.1)	$7.2	$(5.0)	$15.0

Note 5 — Recent Accounting Pronouncements
     Emerging Issues Task Force Issue 05-06: “Determining the Amortization Period for Leasehold Improvements”
     In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-06 is effective for periods beginning after June 29, 2005. As this is consistent with the Company’s current policy, the adoption of EITF 05-06 did not have an impact on the Company’s consolidated financial statements.
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
     Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, the Company will adopt SFAS No. 123R as of the beginning of the Company’s 2007 fiscal year which is January 29, 2006. The Company voluntarily adopted SFAS No. 123 at the beginning of fiscal 2004 and began expensing the costs of stock options in the income statement. Currently, the Company uses the Black-Scholes option pricing model to estimate the value of stock options granted and is evaluating other option valuation models, including the Black-Scholes model, to determine which model the Company will utilize upon adoption of SFAS No. 123R. The Company plans to adopt SFAS No. 123R using the modified-prospective method. Any impact from the adoption of SFAS No. 123R will be recorded as a cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s consolidated financial statements.

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
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of October 29, 2005 and January 29, 2005 and for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004 are as follows:
Consolidating Balance Sheets
October 29, 2005

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$20.7	$3.4	$—	$24.1
Inventories	256.6	397.5		654.1
Deferred income taxes	16.5	4.8		21.3
Prepaid expenses and other current assets	15.6	8.9		24.5

Total current assets	309.4	414.6	—	724.0

Property, equipment and leasehold improvements, net	136.8	160.5		297.3
Goodwill, net	—	27.1		27.1
Other assets	9.4	1.5		10.9
Investment in subsidiaries	120.5	—	(120.5)	—
Intercompany receivable	367.9	—	(367.9)	—

Total assets	$944.0	$603.7	($488.4)	$1,059.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$143.5	$59.6	$—	$203.1
Accrued expenses	40.9	15.4		56.3

Total current liabilities	184.4	75.0	—	259.4
Long-term debt	290.0	—		290.0
Deferred income taxes	7.7	19.9		27.6
Lease obligations and other long-term liabilities	49.6	20.4		70.0
Intercompany payable	—	367.9	(367.9)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.3	—		1.3
Additional paid-in capital	160.5	—		160.5
Retained earnings	294.6	120.5	(120.5)	294.6

	456.4	120.5	(120.5)	456.4
Treasury stock, at cost	(44.1)	—		(44.1)

Total shareholders’ equity	412.3	120.5	(120.5)	412.3

Total liabilities and shareholders’ equity	$944.0	$603.7	($488.4)	$1,059.3

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

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended October 29, 2005 and October 30, 2004

	October 29, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$260.9	$418.3	$(205.0)	$474.2
Cost of sales	173.8	289.1	(205.0)	257.9

Gross margin	87.1	129.2	—	216.3
Selling, general and administrative expenses	94.2	106.6		200.8
Store pre-opening and closing costs	5.9	2.6		8.5
Depreciation and amortization	5.3	5.2		10.5
Stock-based compensation expense, net	(1.8)	—		(1.8)
Debt repurchase expenses	—	—		—

Operating (loss) profit	(16.5)	14.8	—	(1.7)
Interest expense, net	1.3	2.8		4.1

(Loss) income before income taxes	(17.8)	12.0	—	(5.8)
Income tax (benefit) provision	(3.4)	1.7		(1.7)

(Loss) income before equity income	(14.4)	10.3	—	(4.1)
Equity income (loss) from subsidiaries	10.3	—	(10.3)	—

Net (loss) income	$(4.1)	$10.3	$(10.3)	$(4.1)

	October 30, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$244.4	$328.0	$(124.1)	$448.3
Cost of sales	149.6	208.6	(124.1)	234.1

Gross margin	94.8	119.4	—	214.2
Selling, general and administrative expenses	88.5	91.7		180.2
Store pre-opening and closing costs	4.0	2.5		6.5
Depreciation and amortization	4.7	6.2		10.9
Stock-based compensation expense	1.9	—		1.9
Debt repurchase expenses	—	—		—

Operating (loss) profit	(4.3)	19.0	—	14.7
Interest expense, net	1.3	2.5		3.8

(Loss) income before income taxes	(5.6)	16.5	—	10.9
Income tax provision (benefit)	(2.1)	6.1		4.0

(Loss) income before equity income	(3.5)	10.4	—	6.9
Equity income from subsidiaries	10.4	—	(10.4)	—

Net income	$6.9	$10.4	$(10.4)	$6.9

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004

	October 29, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$699.9	$1,084.4	$(505.6)	$1,278.7
Cost of sales	447.1	731.3	(505.6)	672.8

Gross margin	252.8	353.1	—	605.9
Selling, general and administrative expenses	272.1	282.7		554.8
Store pre-opening and closing costs	12.2	5.2		17.4
Depreciation and amortization	15.1	16.0		31.1
Stock-based compensation expense, net	1.2	—		1.2
Debt repurchase expenses	—	—		—

Operating (loss) profit	(47.8)	49.2	—	1.4
Interest expense, net	3.1	5.6		8.7

(Loss) income before income taxes	(50.9)	43.6	—	(7.3)
Income tax (benefit) provision	(16.0)	13.7		(2.3)

(Loss) income before equity income	(34.9)	29.9	—	(5.0)
Equity income (loss) from subsidiaries	29.9	—	(29.9)	—

Net (loss) income	$(5.0)	$29.9	$(29.9)	$(5.0)

	October 30, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$662.7	$937.0	$(375.5)	$1,224.2
Cost of sales	395.5	609.1	(375.5)	629.1

Gross margin	267.2	327.9	—	595.1
Selling, general and administrative expenses	250.8	254.2		505.0
Store pre-opening and closing costs	7.6	7.4		15.0
Depreciation and amortization	13.5	18.4		31.9
Stock-based compensation expense	5.9	—		5.9
Debt repurchase expenses	4.2	—		4.2

Operating (loss) profit	(14.8)	47.9	—	33.1
Interest expense, net	4.1	6.7		10.8

(Loss) income before income taxes	(18.9)	41.2	—	22.3
Income tax (benefit) provision	(7.3)	15.7		8.4

(Loss) income before equity income	(11.6)	25.5	—	13.9
Equity income from subsidiaries	25.5	—	(25.5)	—

Net income	$13.9	$25.5	$(25.5)	$13.9

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004

	October 29, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used for) provided by operating activities	$(206.2)	$46.3	$—	$(159.9)

Net cash flows used for investing activities:
Capital expenditures	(45.9)	(45.9)		(91.8)

Net cash used for investing activities	(45.9)	(45.9)	—	(91.8)

Net cash flows provided by financing activities:
Net change in revolving credit facility	190.0	—		190.0
Proceeds from stock-based compensation plans	5.5	—		5.5
Other, net	0.7	—		0.7

Net cash provided by financing activities	196.2	—	—	196.2

Net (decrease) increase in cash and cash equivalents	(55.9)	0.4	—	(55.5)
Cash and cash equivalents at beginning of period	76.6	3.0		79.6

Cash and cash equivalents at end of period	$20.7	$3.4	$—	$24.1

	October 30, 2004 (Restated)
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used for) provided by operating activities	$(45.0)	$22.1	$—	$(22.9)

Net cash flows used for investing activities:
Capital expenditures	(26.0)	(22.0)		(48.0)

Net cash used for investing activities	(26.0)	(22.0)	—	(48.0)

Net cash flows provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.4	—		97.4
Purchase of 10 3/8% senior subordinated notes	(66.6)	—		(66.6)
Net change in revolving credit facility	50.7	—		50.7
Proceeds from stock-based compensation plans	9.7	—		9.7
Other, net	(4.0)	—		(4.0)

Net cash provided by financing activities	87.2	—	—	87.2

Net increase in cash and cash equivalents	16.2	0.1	—	16.3
Cash and cash equivalents at beginning of period	14.3	3.1		17.4

Cash and cash equivalents at end of period	$30.5	$3.2	$—	$33.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our Annual Report on Form 10-K. The financial information presented for the interim period of fiscal 2005 has been restated to reflect the correction of an error in the accounting for leases, as discussed in “Restatement of Prior Financial Information” in Note 2 to the notes to the consolidated financial statements. In addition, the financial information presented for the interim period of fiscal 2005 has been reclassified for certain amounts to conform to the fiscal 2006 presentation.
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
     Our strategy is to grow by replacing many of our existing traditional stores with superstores. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative product assortment—sewing, crafting, framing, seasonal, floral and home décor accessories—all under one roof. On average, we close 1.1 traditional stores for every superstore that we open. Our superstores typically generate, on average, over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have been able to grow our revenues significantly, and we believe, expand our market size and market share.
     As of October 29, 2005, we operated 842 stores in 47 states (700 traditional stores and 142 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our smaller traditional stores average approximately 14,500 square feet and generated net sales per store of approximately $1.6 million in fiscal 2005. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing, floral arrangement and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2005. Our current superstore prototype is 35,000 square feet and targets sales of approximately $5 million for the first year of operation. We opened 28 of these new prototype superstores in the first nine months of fiscal 2006 and at October 29, 2005, we operated 71 of these prototype superstores.
Executive Overview
     The third quarter of fiscal 2006 was a challenging quarter compared with the prior year, as the retail environment continues to be soft. The primary source of our softness was the home decorating portions of our business, such as finished seasonal, floral and home décor merchandise, as well as home decorating textiles. The quilting and apparel fabrics portions of our business have softened as well, particularly in the third quarter. Our sales performance in the third quarter and the first nine months of the year have not met our expectations, despite an increased level of marketing events and spending, as well as more aggressive promotional pricing.

     Gross margin rate deterioration has occurred across all product categories in our business and was more significant during the third quarter. This resulted in a loss both for the third quarter and year-to-date periods. For the quarter, we realized a net loss of $0.18 per diluted share, compared with net income of $0.30 per diluted share in the prior year third quarter. Through the first 39 weeks, we generated a net loss of $0.22 per diluted share, compared with net income of $0.61 per diluted share in fiscal 2005.
     Despite our performance downturn, we continue to execute well on our strategic initiatives, opening 11 of our new 35,000 square foot prototype superstores and one traditional store during the third quarter. Subsequent to the end of the third quarter, we opened 12 superstores and one traditional store. Year-to-date we have opened 40 superstores and four traditional stores and have closed 50 traditional stores. For the balance of the year, we expect to close four additional traditional stores.
     An overview of our third quarter performance follows:
•	Net sales increased 5.8% to $474.2 million due to the impact of new superstore openings. Net sales from stores open one year or more (“same-store sales”) increased 0.7% versus a 0.9% same-store sales decrease for the third quarter last year. Our average ticket increased 2.7% for the third quarter of fiscal 2006, but was largely offset by a decline in customer traffic.

•	Our gross margin rate, as a percentage of sales, declined by 220 basis points, to 45.6% of net sales this quarter versus 47.8% for the third quarter last year. This is due to a more price-focused environment, an increased level of coupon-assisted sales, and an increased level of promotional and clearance activity compared to a year ago.

•	Our selling, general and administrative expenses (“SG&A”) as a percentage of sales, excluding those expenses separately identified in the statement of operations, increased 210 basis points from 40.2% in the third quarter last year to 42.3% this year. The reduced leverage for the quarter stemmed from essentially flat same-store sales performance, coupled with higher advertising spending, logistics costs, and normal inflationary increases in operating expenses.

•	Store pre-opening and closing costs increased $2.0 million for the third quarter to $8.5 million, due to a higher number of store openings and closings and the timing of real estate activity year-over-year.

•	Stock-based compensation expense for the third quarter was a credit of $1.8 million, compared with a $1.9 million expense in the same period last year. As discussed in further detail below, the change in stock-based compensation expense is primarily attributable to an adjustment in our performance expectation used to compute expense for the performance-based shares portion of our restricted stock grants. In addition, stock-based compensation expense was credited for expense previously recognized for executives who have recently left the Company.

Results of Operations
     The following table sets forth our results of operations through operating (loss) profit , expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	45.6%	47.8%	47.4%	48.6%
Selling, general and administrative expenses	42.3%	40.2%	43.4%	41.3%
Store pre-opening and closing costs	1.8%	1.5%	1.4%	1.2%
Depreciation and amortization	2.2%	2.4%	2.4%	2.6%
Stock-based compensation expense, net	(0.3)%	0.4%	0.1%	0.5%
Debt repurchase expenses	—	—	—	0.3%

Operating (loss) profit	(0.4)%	3.3%	0.1%	2.7%

Comparison of the Thirteen Weeks Ended October 29, 2005 to October 30, 2004
     Net Sales. Net sales for the third quarter of fiscal 2006 increased 5.8% to $474.2 million from $448.3 million in the prior year. Same-store sales increased 0.7% during the quarter versus a same-store sales decrease of 0.9% in the third quarter last year. Average ticket in same-stores during the third quarter increased approximately 2.7%, but was largely offset by lower traffic. The Company’s total store count at the end of the quarter has decreased 16 units, or 1.9% from last year’s third quarter; however, the number of superstores in operation increased to 142 stores from 114 stores in last year’s third quarter. During the third quarter we opened 11 superstores and one traditional store and closed 17 traditional stores. Total store square footage increased 2.7% from last year’s third quarter. Superstores accounted for 42% of net sales in the third quarter compared to 35% of net sales in the prior year third quarter.
     By store format, our same-store sales performance for traditional stores increased 0.6% versus a same-store sales decrease of 1.0% in the prior year third quarter. Same-store sales for superstores increased 0.8% for the quarter versus a same-store sales decrease of 0.7% in the prior year third quarter. Average ticket increased approximately 2.8% in superstores and 2.4% in traditional stores, with negative traffic in both traditional and superstores.
On a category basis, our hardlines business, defined as all of our non-sewing categories, represented 40% of our third quarter sales volume. Those categories combined increased approximately 7% on a same-store sales basis during the third quarter of fiscal 2006 versus fiscal 2005. Within hardlines, our core craft categories generated solid same-store sales increases. Key craft categories generating this growth were paper crafting, yarn, jewelry and kids’ crafts. Tempering the growth within hardlines in the third quarter was the performance of our finished seasonal and home accents categories. These categories are down approximately 3% on a same-store sales basis.

     Our softlines business, or sewing related categories, represented 60% of our third quarter sales volume, and decreased approximately 3.5% on a same-store sales basis for the third quarter. The primary source of this softness was home decorating textiles and apparel fabric, along with softness recently experienced in the quilting business.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude our distribution center costs from gross margin, including those costs instead within selling, general and administrative expenses. As a percent of net sales, the gross margin rate decreased to 45.6% for the third quarter of fiscal 2006 compared with 47.8% for the same quarter a year earlier. The decrease is attributable to a more price-focused environment resulting from our decision to price more promotionally to reduce inventory, an increased level of coupon related sales and higher markdowns related to clearance activity. The gross margin rate deterioration has been experienced across all product categories and accelerated during the third quarter.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and other administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $200.8 million in the third quarter compared with $180.2 million in the prior year third quarter. As a percentage of net sales, SG&A expenses increased to 42.3% of net sales from 40.2% of net sales in the third quarter of last year. The increase stemmed from a loss of expense leverage, due to an essentially flat same-store sales performance, coupled with higher advertising spending, logistics costs, and normal inflationary increases in operating expenses.
     We are a class action participant in the $3 billion VISA/MasterCard antitrust litigation settlement. In the third quarter, we recorded $1.5 million of income to SG&A for our estimated portion of the settlement that we anticipate to receive during the first quarter of fiscal 2007.
     We also recorded a charge to SG&A of approximately $1.0 million related to the departure of one of our senior executive employees.
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
     Store pre-opening and closing costs increased $2.0 million during the third quarter of fiscal 2006 to $8.5 million from $6.5 million in the prior year due to a higher number of store openings and closings and the timing of real estate activity year-over-year. Store pre-opening costs increased $1.8 million during the quarter, to $5.6 million from $3.8 million in last year’s third quarter. Store closing costs increased $0.2 million during the quarter, to $2.9 million compared to $2.7 million in last year’s third quarter.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million to $10.5 million from $10.9 million, year-over-year. This decrease is primarily due to a decrease in depreciation expense related to our fiscal 2001 enterprise-wide SAP system implementation, which is now fully depreciated, partially offset by higher depreciation expense related to new store openings.
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
     Due to the decline in business conditions and recent executive departures, stock-based compensation for the third quarter of fiscal 2006 was a net $1.8 million credit compared with a $1.9 million expense in the same period last year. The change in stock-based compensation expense is primarily attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restricted stock program based on the Company’s current and projected operating performance, resulting in a reversal of $2.0 million of performance-based expense that had been previously recorded. Depending on our actual future operating performance, further adjustment to our expectations may be necessary during the respective measurement periods. In addition, stock-based compensation expense was credited $1.1 million for expense that had been previously recognized for those executives that have recently left the Company.
     Interest expense. Interest expense in the third quarter of fiscal 2006 increased $0.3 million to $4.1 million from $3.8 million in the third quarter of fiscal 2005 due to an increase in our average debt levels between years, partially offset by a lower all-in borrowing rate, as a result of the termination of our $40 million interest rate swap arrangement that expired on April 30, 2005 (the swap was in place in fiscal 2005 and caused higher borrowing rates on a year-over-year basis). Our average debt levels during the third quarter of fiscal 2006 were $260 million, compared with $200 million during the prior year third quarter.
     Income taxes. Our effective income tax rate for the third quarter of fiscal 2006 was 30%. Our effective tax rate in the third quarter last year was 37.6%. The effective rate for the quarter is lower than prior periods due to the effect of recording certain period or discrete items during the third quarter. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Comparison of the Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004
     Net Sales. Net sales for the first nine months of fiscal 2006 increased 4.5%, or $54.5 million, to $1.279 billion from $1.224 billion in the prior year. Same-store sales increased 0.3% versus a 2.7% same-store sales increase last year. Average ticket in same-stores for the first three quarters increased approximately 2.2%, but was largely offset by lower traffic. The number of superstores in operation increased to 142 stores from 114 stores at the end of last year’s third quarter. Superstores in operation accounted for 40% of net sales year-to-date versus 32% of net sales in the prior year period.
     By store format, our same-store sales performance for traditional stores decreased 0.5% year-to-date versus a same-store sales increase of 3.5% in the prior year period. Same-store sales for superstores increased 1.8% year-to-date versus a same-store sales increase of 0.8% in the prior year period. Average ticket increased approximately 2.7% in superstores and 1.8% in traditional stores, with traffic negative in both our traditional and superstores.
     On a category basis, our hardlines business, defined as all of our non-sewing categories, represented 41% of our nine month sales volume. Those categories combined increased 3% on a same-store sales basis. Within hardlines, our core craft categories continued to generate solid same-store sales increases. Key craft categories generating this growth were paper crafting, yarn, jewelry and kids’ crafts. Tempering some of the growth in hardlines year-to-date was the performance of our finished seasonal, home accents and floral categories. These categories are down approximately 6% on a same-store sales basis year-to-date.

     Our softlines business, or sewing related categories, represented 59% of our nine months sales volume, and decreased 1.5% on a same-store sales basis year-to-date. The primary source of the softness we saw in this area was concentrated in home decorating textiles with quilting and apparel fabrics softening as well.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude distribution center costs from gross margin, including those costs instead within selling, general and administrative expenses. As a percent of net sales, gross margin was 47.4% for the first nine months of fiscal 2006 compared with 48.6% for the same period a year earlier. The decrease of 120 basis points is attributable to a more price-focused environment resulting from our decision to price more promotionally to reduce inventory, an increased level of coupon related sales and higher markdowns related to clearance activity in the categories that have continued to perform poorly.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $554.8 million in the first three quarters of fiscal 2006 versus $505.0 million in the prior year. As a percentage of net sales, SG&A expenses increased to 43.4% of net sales from 41.3% last year. The increase as a percentage of sales stems from an essentially flat same-store sales performance, which made it difficult for us to leverage expenses, coupled with increases in advertising spending, logistics costs, and normal inflationary increases in operating expenses.
     The Company is a class action participant in the $3 billion VISA/MasterCard antitrust litigation settlement. In the third quarter the Company recorded $1.5 million of income to SG&A for our estimated portion of the settlement that we anticipate to receive during the first quarter of fiscal 2007.
     The Company also recorded a charge to SG&A of approximately $1.0 million related to the departure of one of our senior executive officers.
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
     Store pre-opening and closing costs increased $2.4 million year-to-date to $17.4 million reflecting the increased level of real estate activity year-over-year. Store pre-opening costs increased $3.5 million during the first nine months, to $11.5 million from $8.0 million in last year’s first nine months. Store closing costs decreased $1.1 million during the first nine months, to $5.9 million compared with $7.0 million in the same period of the prior year. As a percentage of net sales, store pre-opening and closing costs totaled 1.4% of net sales compared with 1.2% last year.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.8 million to $31.1 million in the first nine months of fiscal 2006 from $31.9 million last year. This decrease is due to a decrease in depreciation expense related to the fiscal 2001 enterprise-wide SAP system implementation, which is now fully depreciated, partially offset by higher depreciation expense related to our new store openings.
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
     Stock-based compensation expense, net was $1.2 million for the first nine months of fiscal 2006, compared with $5.9 million in the same period last year. The reduced expense is primarily attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restricted stock program. Our revised expectation is based on the Company’s operating performance, and resulted in a reversal of $2.4 million of performance based expense that had been previously recorded. Depending on our actual future operating performance, further adjustment to our expectations may be necessary during the respective measurement periods. In addition, stock based compensation expense was credited for $1.1 million of expense that had been previously recognized for those executives that have recently left the Company.
     Debt repurchase expenses. Debt repurchase expenses were $4.2 million for the first nine months of fiscal 2005 and represent the premium paid to repurchase $64.4 million of our previously outstanding 10 3/8 percent senior subordinated notes at an aggregate purchase price of 103.4 percent of par value and to write-off the related deferred financing costs.
     Interest expense. Interest expense in the first nine months of fiscal 2006 decreased $2.1 million to $8.7 million from $10.8 million in the same period in the prior year. The decrease is primarily attributable to a lower all-in borrowing rate as a result of the termination of our interest rate swap arrangement (the swap was in place in fiscal 2005 and caused higher borrowing rates on a year-over-year basis). Our average debt levels year-to-date were flat year-over-year at approximately $162 million.
     Income taxes. Our effective income tax rate for the first nine months of fiscal 2006 was approximately 31.5%. The effective rate was lower year-to-date than in prior periods, due to the effect of recording certain period or discrete items during the third quarter. Our estimate of our full-year effective tax rate for fiscal 2006 is 38%. Our effective tax rate in the first nine months of fiscal 2005 was 37.8%.
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

     The following table provides cash flow related information for the first three quarters of fiscal 2006 and 2005:

Dollars in millions	2006	2005
		(Restated)
Net cash used for operating activities	$(159.9)	$(22.9)
Net cash used for investing activities	(91.8)	(48.0)
Net cash provided by financing activities	196.2	87.2

Net (decrease) increase in cash and cash equivalents	$(55.5)	$16.3

Ending cash and cash equivalents	$24.1	$33.7

Net cash used for operating activities
     Net cash used for operating activities was $159.9 million in the first nine months of fiscal 2006 compared with $22.9 million in fiscal 2005. The increased use of $137.0 million was primarily driven by an incremental net increase in inventory, net of payables support, of $97.9 million and an $18.9 million incremental decrease in accrued expenses, primarily due to a change in the amount of accrued income taxes. Cash flows from operating activities, before changes in operating assets and liabilities, were $30.4 million in fiscal 2006 versus $64.4 million in fiscal 2005. The decrease in cash flows from operating activities, before changes in operating assets and liabilities, was caused primarily by our net loss and a lower recognized tax benefit on stock-based compensation plan awards.
     Inventories, net of payable support, were a net use of cash of $178.5 million in the first nine months of fiscal 2006, compared with $80.6 million in fiscal 2005. Total inventories increased $123.9 million, or 23.4% year-over-year. Approximately 40% of this increase is in support of our store growth plans, with the remaining 60% representing increased inventory levels in same-stores. Inventory levels in our traditional stores were up approximately 7.5%, on a same-store basis, and approximately 18% in our superstores. With respect to same-store inventory level increases, much of the increase is a result of increased levels of basic goods in support of our merchandising initiatives in the better performing categories, including paper crafting, yarn, jewelry and kid’s crafts.
Net cash used for investing activities
     Net cash used for investing activities totaled $91.8 million in the first nine months of fiscal 2006 compared with $48.0 million in fiscal 2005 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirty-Nine Weeks Ended
	October 29,	October 30,
Dollars in millions	2005	2004
		(Restated)
Cash	$76.5	$42.7
Cash — landlord reimbursed	15.3	5.3

Total	$91.8	$48.0

     During the first nine months of fiscal 2006, we opened 28 superstores and three traditional stores and closed 40 traditional stores. We also began construction on our third distribution center, located in Opelika, Alabama. The total capital cost of this project is estimated to be $43 to $47 million.

     We expect the facility to be completed in April 2006. Through the end of the third quarter, our capital spending on this project was $25.1 million.
     Subsequent to the end of the third quarter we opened an additional 12 superstores and one traditional store and closed ten traditional stores. This completes store openings for fiscal 2006. After this recent store activity, we have 691 traditional stores and 154 superstores for a total count of 845 stores. Total store square footage increased 3.4% year-to-date to approximately 16 million square feet. We continue to anticipate capital expenditures for the full fiscal year 2006 to be approximately $110 to $120 million which is net of expected tenant allowances of approximately $20 to $25 million from landlords.
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
     Net cash provided by financing activities was $196.2 million during the first nine months of fiscal 2006 compared with $87.2 million during the same period in fiscal 2005. Debt borrowings were $290.0 million at the end of the third quarter, which was an increase of $190.0 million from the beginning of the year and an increase of $90.0 million from the same period in the prior year. Our debt levels historically peak at the end of the third quarter and then decrease as they are paid down in the fourth quarter. We are projecting our year-end debt levels, net of cash, at $145 to $155 million. Based on our current business outlook, our projected capital spending plans and working capital needs, we expect our net use of cash for the full year to be $125 to $135 million.
     As of October 29, 2005, we had the ability to borrow an additional $84.0 million under our credit facility, subject to the borrowing base calculation, as defined.
     Our debt-to-capitalization ratio was 41.3% at October 29, 2005, 19.7% at January 29, 2005 and 34.8% at October 30, 2004.
Off-Balance Sheet Transactions
     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail operating environment.
Business Update
     We previously communicated our outlook for the fourth quarter including the estimated range of same-store sales results and margin rate deterioration that we might experience, as furnished to the Securities and Exchange Commission on Form 8-K on November 14, 2005. The earnings performance that we ultimately will realize in fiscal 2006 is highly dependent on the sales performance and gross margin rates that we achieve in the fourth quarter. Given our actual performance to date, the challenging retail environment that currently exists, and the aggressive promotional calendar we are planning, there is significant uncertainty around the predictability of our future business results. As a result, we have determined it is of little value to provide earnings guidance for the fourth quarter of fiscal 2006.

Recent Developments
     Recently, a number of executive officers have left the Company and we are in the process of filling those vacancies. On November 21, 2005, we announced that we are separating the role of chairman from that of the newly created position of president and chief executive officer. Under the new structure, Alan Rosskamm, currently chairman, president and chief executive officer, will serve as executive chairman with primary responsibility for the strategic direction, vision, and culture of the Company. We have retained an executive search firm and are currently conducting a search for new president and chief executive officer.
     We are also in the process of executing a search for a new chief financial officer, a new chief merchant and a head of human resources. Effective November 28, 2005, David Goldston joined our Company as the Senior Vice President, General Counsel and Secretary.
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
     We believe that inflation has not had a significant effect on net sales or on our results of operations. There can be no assurance, however, that our operating results will not be affected by inflation in the future.
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our fiscal 2005 Annual Report on Form 10-K, in the notes to the consolidated financial statements, Note 1 and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.
Cautionary Statement Concerning Forward-Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, the availability of merchandise, changes in the competitive pricing for products, longer-term unseasonable weather or wide spread severe weather, the impact of our and our competitors’ store openings and closings, the successful and timely completion and integration of the Company’s new distribution center, our ability to recruit and retain management personnel, our ability to sell through our inventory at acceptable prices, fuel and energy costs, changes in tariff and freight rates, consumer debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in early fiscal 2005, which consisted of fixed rate senior subordinated notes and a variable rate senior bank credit facility that is designed to be a working capital facility. In the past, the Company also utilized interest rate swaps to achieve this objective. The Company utilized interest rate swaps to manage net exposure to interest rate changes related to the Company’s variable rate bank credit facilities. The interest rate swap agreements required the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (‘‘LIBOR’’). The Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expired on April 30, 2005. The Company has not entered into any new interest rate swap agreements. The Company does not enter into financial instruments for trading purposes.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal accounting officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, as amended, that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     During September 2005, the Chief Financial Officer left the Company. The Company has appointed the Vice President, Controller, as the principal accounting officer, to perform certain of the functions of the principal financial officer. At the end of the period covered by this report, the Vice President, Controller performed the evaluation of disclosure controls and procedures required to be conducted and performed the analysis necessary to provide the certifications to this quarterly report normally required of the principal financial officer who recently departed.

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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plans or	the Plans or
	of Shares Purchased	per Share	Programs	Programs

July 31– August 27, 2005	6,887	$26.05	895,562	1,254,438
August 28 – October 1, 2005	647	$19.08	896,209	1,253,791
October 2-29, 2005	—	—	896,209	1,253,791

Total	7,534	$25.45	896,209	1,253,791

     In December 1998, the Company’s Board of Directors authorized a discretionary program that allowed the Company to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to the lapse of restricted shares and exercise of employee stock options which were provided to the Company to satisfy related tax withholding requirements.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
a) Exhibits

10.1	Employment Agreement dated October 21, 2005 between Jo-Ann Stores, Inc. and Mr. Alan Rosskamm (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed with the Commission on October 26, 2005).

10.2	Employment Agreement dated October 21, 2005 between Jo-Ann Stores, Inc. and Mr. David Holmberg (incorporated herein by reference to Exhibit 10.2 of Form 8-K, filed with the Commission on October 26, 2005).

10.3	Employment Agreement dated October 21, 2005 between Jo-Ann Stores, Inc. and Ms. Rosalind Thompson (incorporated herein by reference to Exhibit 10.3 of Form 8-K, filed with the Commission on October 26, 2005).

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Vice President, Controller (Acting Principal Financial Officer)

32.1	Section 906 Certification of Principal Executive Officer and Acting Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JO-ANN STORES, INC.

DATE: December 8, 2005	/s/ Alan Rosskamm
Alan Rosskamm,
Chairman, President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Vice President, Controller (Acting Principal Financial Officer)