Form 10-K
period 2006-01-28
JO-ANN STORES INC
filed 2006-04-13
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended January 28, 2006
Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(330) 656-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, Without Par Value	New York Stock Exchange

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes     ☐          No     ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes     ☐          No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes     ☐          No     ☑
      The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 29, 2005 was $547.3 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
      The number of common shares outstanding, as of March 31, 2006, of the registrant’s Common Stock were 23,935,437.
      Documents incorporated by reference: Portions of the following documents are incorporated by reference:
      Proxy Statement for 2006 Annual Meeting of Shareholders — Items 10, 11, 12 and 14 of Part III.

PART I
      Except as otherwise stated, the information contained in this report is given as of January 28, 2006, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann etc,” “Registrant,” “Company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2006 refers to the period ended January 28, 2006).

Item 1.	Business
      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
      As of January 28, 2006, we operated 838 stores in 47 states (684 traditional stores and 154 superstores). Our traditional stores offer a complete selection of fabrics and notions and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,650 square feet and generated net sales per store of approximately $1.6 million in fiscal 2006. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our larger superstores, that were opened prior to fiscal 2003, average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2006. Our current superstore prototype averages 35,000 square feet. We opened 40 of these prototype superstores in fiscal 2006 and we had 83 of the prototype superstores in operation at January 28, 2006. Forty-three of the prototype superstores had been open at least one year, as of January 28, 2006, and averaged $5.0 million in net sales in fiscal 2006.
      We believe stability in our business and our industry is partially a function of recession-resistant characteristics. For example, according to a 2005 research study conducted by the Craft & Hobby Association, approximately 58 percent of all U.S. households participated in crafts and hobbies. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2006 was $23 in our superstores and $17 in our traditional stores. Industry sales, according to the Craft & Hobby Association’s 2005 research study, were approximately $31 billion, an 11 percent increase from 2002. Our market is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors and a variety of other retailers.
      We provide a solution-oriented shopping experience with employees who are encouraged to assist customers in creating and completing creative projects. Many of our store level employees are sewing and/or crafting enthusiasts, which we believe enables them to provide exceptional customer service. We believe our focus on service contributes to a high proportion of repeat business from our customers. A significant portion of our advertising budget is allocated to our direct mail program targeting approximately three to four million of our preferred customers on a regular basis.
      We believe that our superstores are uniquely designed to offer a destination location for our customers. We offer over 80,000 stock-keeping units (“SKUs”) across three broad product categories in our superstores: sewing, crafting and home decorating components. We manage our vast product selection with SAP Retail. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational and execution improvements, to review and enhance forecasting and replenishment capabilities, and to streamline operations.

Recent Developments and Business Update
      During fiscal 2006 a number of executive officers left the company. On November 21, 2005, we announced that we were separating the role of chairman from that of president and chief executive officer, and commenced a search for a president and chief executive officer. On February 28, 2006, we announced that in order to attract a broader pool of experienced candidates the new president and chief executive officer would also assume the chairman position and that our current chairman, president and chief executive officer, Alan Rosskamm, will step down from these positions and become an outside director upon the naming of his successor. An executive search firm has been retained and is conducting the search for a chairman, president and chief executive officer. Following the appointment of a new chief executive officer, we expect to complete searches for a chief financial officer and head merchant.
      Fiscal 2006 was a challenging year compared with the prior year, as the retail environment experienced softness throughout the year. The primary source of our softness was the home decorating portions of our business, such as finished seasonal, floral and home décor merchandise, as well as home decorating textiles. The quilting and apparel fabrics portions of our business have softened as well, particularly in the third and fourth quarters. Our sales performance for the year was extremely disappointing, and occurred despite an increased level of marketing events and advertising, as well as more aggressive promotional pricing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our performance.
      We expect the current year, fiscal 2007, to be a year of transition as we implement our Repair Plan initiatives described below. We anticipate a challenging first half of the year, but we expect to be positioned for substantial improvement in our operational and financial performance in the second half of the year, as a result of the execution of our Repair Plan initiatives and significant merchandise assortment changes in our superstores. We believe that the execution of the Repair Plan will enable us to finish the year as a stronger, more disciplined organization with a much improved inventory position and lower outstanding debt balances.
      Each of the major Repair Plan initiatives is addressed below.

•	Inventory reduction. We are aggressively promoting clearance merchandise and those categories where we are carrying excess inventory. We also have taken steps to reduce the number of weeks of supply on-hand of many of our basic product categories and are reducing purchase commitments for fiscal 2007.

•	Adjustment of store merchandise assortments. We expect to reduce space and inventory investment in under-performing categories such as finished seasonal and home décor, while emphasizing better performing product categories, such as craft components.

•	Gross margin rate restoration. We expect to improve our overall advertising and marketing effectiveness, be more discrete with coupons, and take steps to reduce clearance through tighter purchasing disciplines. We also anticipate being more disciplined by eliminating excessive in-season promotional discounts.

•	Selling, general and administrative expense reduction. We are aggressively reviewing all areas of our business for opportunities to reduce and control expenses. The following are the major expense reduction and control opportunities.

•	Advertising spending. Our fiscal 2007 budget is comparable to fiscal 2006. Increased costs per advertising event, driven by our increased number of superstore markets, will be offset by a reduced number of advertising events.

•	Distribution center costs. Completion of our new distribution center in Opelika, Alabama, which began operations in April 2006, will improve efficiencies in the distribution and logistics network starting in the second-half of the year. Inventory purchases are being significantly reduced, inventory flow will be managed closer to need, and the addition of the third distribution center will reduce freight costs. We also expect to reduce outside storage costs and associated logistics inefficiencies as we sell-through excess inventory.

•	Workforce reduction. In mid-January 2006, we completed a workforce reduction of certain administrative personnel. A total of 75 positions were eliminated, consisting of terminations and eliminations of positions that we will not fill. In addition, we are aggressively challenging positions as employees leave the Company, and have identified additional positions that will not be filled.
      On February 23, 2006, we completed an amendment of our senior bank credit facility. We increased the senior bank credit facility from $350 million to $425 million. The term of the facility remains unchanged, extending through April 2009. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant. The amendment is discussed further below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Product Selection
      The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Principal product line:
Softlines	56%	56%	57%
Hardlines and seasonal	44%	44%	43%

Total	100%	100%	100%

Softlines
      We offer a broad and comprehensive assortment of fabrics in both our traditional and superstore formats. These fabrics are merchandised by end use and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends, and value. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics, used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments as well as blankets and décor accessories;

•	special-buy or fabrics representing special values for our customer;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons, as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers, and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Hardlines and Seasonal
      We offer a broad assortment of hardlines merchandise for the creative enthusiast. Our superstores offer the complete array of categories while our traditional stores, due to their smaller size, carry edited or convenience assortments. We offer the following hardlines selections in our superstores:

•	yarn and accessories, as well as needlecraft kits and supplies;

•	paper crafting components, such as albums, papers, stickers, stamps, and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, and kids crafting;

•	brand-name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and, in superstores, full service in-store framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made and custom floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.
      In addition to the basic categories described above, our stores regularly feature seasonal products, which complement our core merchandising strategy. Our seasonal offerings span all product lines and include finished decorations, gifts and accessories that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/ garden. We own several private label seasonal brands including the “Cottontale Collectiontm,” “Spooky Hollow®,” “Santa’s Workbench®,” and “Garden Gate Designstm.”
      During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from September through December. In fiscal 2006, approximately 57 percent of our net sales occurred in the third and fourth quarter, and approximately 32 percent occurred in the fourth quarter alone.
      During fiscal 2006, 42 percent of superstore net sales were derived from softlines and 58 percent from hardlines. For our traditional stores, 62 percent of net sales were derived from softlines and 38 percent from hardlines during fiscal 2006.
Marketing
      Our marketing efforts are key to the ongoing success and growth of our stores. Our primary focus is on acquiring and retaining customers through an integrated direct and mass marketing program.
      We use our proprietary customer database to provide ongoing communication to our most frequent customers through a robust direct mail and email program. This allows us to cost efficiently and effectively reach our target market on a regular basis throughout the year. To drive customer acquisition, we supplement our direct mail advertising with newspaper insert advertising, primarily in superstore markets. Our direct mail and newspaper inserts showcase our exciting sales events, feature numerous products offered at competitive prices and broadcast the wide selection of merchandise available in our stores.
      As we market the Jo-Ann Stores concept, we also focus on developing long-term relationships with our customers. These efforts include providing knowledge and inspiration through in-store classes, demonstrations and project sheets.

      Our grand opening program plays an integral role in the successful opening of each new superstore. We utilize our existing customer base to build awareness and excitement in each market around the opening of each new store. This is paired with newspaper inserts, popular in-store promotions and public relations efforts during the grand opening weekend to drive customer traffic. We continue to drive customer awareness and traffic after the grand opening through ongoing advertising efforts in the market.
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
Purchasing
      We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2006, approximately two-thirds of our purchases were sourced domestically and one-third was sourced internationally. Our domestic suppliers source some of the products sold to us internationally. Although we have no material long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, our top supplier represents approximately four percent of our annual purchase volume and the top ten suppliers represent approximately 23 percent of our total annual purchase volume. We currently utilize approximately 700 merchandise suppliers, with the top 140 representing more than 80 percent of our purchasing volume.
Logistics
      At the end of fiscal 2006, we owned and operated two distribution centers, in Hudson, Ohio and Visalia, California, which ship merchandise to all of our stores on a weekly basis. We completed construction of our third distribution center during March 2006. This facility is located in Opelika, Alabama, and will support our existing stores and future growth in key southeastern states. We began shipping from this new distribution center in April 2006. Based on purchase dollars, approximately 84 percent of the products in our stores are shipped through our distribution center network, with the remaining 16 percent of our purchases shipped directly from our suppliers to our stores. Once the Opelika distribution center is fully operational, we expect that 50 percent of our store base will be supplied from the Hudson distribution center, 30 percent from our Visalia distribution center and 20 percent from our Opelika distribution center.
      We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 90 percent of our store base. For the remainder of our chain, we transport product to the stores using less than truckload carriers or through three regional “hubs” where product is cross-docked for local delivery. We do not own either the regional hubs or the local delivery vehicles.
Store Operations
      Site Selection. We believe that our store locations are integral to our success. New sites are selected through a coordinated effort of our real estate, finance and operations management teams. In evaluating the desirability of a potential store site, we consider both market demographics and site-specific criteria. Market criteria that we consider important include our traditional stores performance in that immediate market, distance to other Jo-Ann store locations, as well as total population, number of households, median household income, percentage of home ownership versus rental, and historical and projected population growth over a ten-year period. Site-specific criteria that we consider important include rental terms, the store location, position and visibility within the shopping center, size of the shopping center, co-tenants, proximity to highway access, traffic patterns, availability of convenient parking and ease of entry from the major roadways framing the location.
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
      Store Management. Traditional stores generally have four full-time team members and 15 to 25 part-time team members, while superstores typically have approximately ten full-time team members and 35 to 45 part-time team members. Store team leaders are compensated with a base salary plus a bonus, which is tied to quarterly store sales, annual store controllable profit and annual store shrink rates.
      Traditional store team leaders are typically promoted from a group of top performing assistant managers, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leader positions primarily have been staffed with individuals from outside the Company who have previous experience in managing “big-box” retail concepts. In fiscal 2005 the Company implemented “Superstore University,” designed to develop and prepare more superstore managers from within our organization. This comprehensive training program has proven to be highly successful. We believe that developing more of our future managers from within the organization is essential to our superstore growth strategy. Each store is under the supervision of a district team leader who reports to a regional vice president.

Stores
      The following table shows our stores by type and state at January 28, 2006:

	Traditional	Superstore	Total

Alabama	1	—	1
Alaska	4	2	6
Arizona	11	6	17
Arkansas	1	—	1
California	82	11	93
Colorado	9	4	13
Connecticut	13	2	15
Delaware	2	1	3
Florida	39	14	53
Georgia	8	4	12
Idaho	9	—	9
Illinois	30	11	41
Indiana	23	5	28
Iowa	11	—	11
Kansas	6	2	8
Kentucky	4	—	4
Louisiana	5	—	5
Maine	5	—	5
Maryland	16	4	20
Massachusetts	24	—	24
Michigan	32	19	51
Minnesota	15	6	21
Missouri	11	2	13
Montana	7	—	7
Nebraska	5	—	5
Nevada	4	2	6
New Hampshire	8	—	8
New Jersey	12	1	13
New Mexico	6	—	6
New York	35	9	44
North Carolina	7	—	7
North Dakota	4	—	4
Ohio	49	12	61
Oklahoma	4	—	4
Oregon	23	2	25
Pennsylvania	39	9	48
Rhode Island	1	—	1
South Carolina	2	—	2
South Dakota	2	—	2
Tennessee	1	3	4
Texas	36	7	43
Utah	8	2	10
Vermont	4	—	4
Virginia	22	—	22
Washington	23	10	33
West Virginia	5	—	5
Wisconsin	16	4	20

Total	684	154	838

      The following table reflects the number of stores opened, expanded or relocated and closed during each of the past five fiscal years (square footage in thousands):

			Stores in		Total
	Stores	Stores	Operation at	Expanded or	Square
Fiscal Year	Opened	Closed	Year-End	Relocated	Footage

2002	12	(60)	959	10	15,897
2003	3	(43)	919	6	15,435
2004	19	(46)	892	—	15,377
2005	31	(72)	851	2	15,453
2006	44	(57)	838	2	16,198
      Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2006, we opened 40 superstores which represented our 35,000 square foot prototype. Our average net investment in a superstore is approximately $2.0 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Also, during fiscal 2006, we opened four traditional stores with an average square footage of approximately 25,000 square feet. Our average net opening cost of a traditional store is $1.3 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.
      During fiscal 2007, we expect to open approximately 21 new superstores and five traditional stores and close approximately 55 to 60 traditional stores, most of which are related to the superstore openings. We have committed to substantially all the leases for our fiscal 2007 planned openings.
Information Technology
      Our point-of-sale register transactions are polled nightly and our point-of-sale system interfaces with both our financial and merchandising systems. We utilize point-of-sale registers and scanning devices to record the sale of product at a SKU level at our stores. We also utilize handheld radio frequency devices for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. We have broadband communication and store controllers in all of our stores, resulting in an enhanced customer checkout experience and a better platform to further automate internal store communications. We believe this will enable us to provide higher levels of customer and associate satisfaction, while providing a platform that we can build on and leverage over the coming years.
      Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular SKUs, eliminate less profitable SKUs, analyze product margins and generate data for advertising cost/benefit evaluations. We also believe that our point-of-sale system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly re-stock merchandise and efficiently re-price sale items.
      The Company operates on SAP retail. SAP retail merged all of our financial, merchandise and retail systems and linked business processes on a single software platform. In-stock positions and inventory turns have improved, primarily driven by our auto-replenishment and improved inventory management capabilities. During 2004, we upgraded our SAP application and continue to see additional operational efficiencies and further opportunities as a result of the integrated platform.
Status of Product or Line of Business
      During fiscal 2006, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks
      We do business under the federally registered trademark “Jo-Ann Fabrics and Crafts” and we also own several trademarks relating to our private label products. We believe that our trademarks are significant to our business.
Seasonal Business
      Our business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2006, approximately 57 percent of our net sales occurred in the third and fourth quarter, and approximately 32 percent occurred in the fourth quarter alone.
Customer Base
      We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2006, no single store accounted for more than one percent of total net sales.
Backlog of Orders
      We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.
Competitive Conditions
      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We compete on the basis of product assortment, price, convenience and customer service. We believe the combination of our product assortment, outstanding sales events, and knowledgeable and customer focused team members provides us with a competitive advantage.
      There are two public companies that we compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc. — 443 stores and $403 million in revenues) and one in the craft segment (Michaels Stores, Inc. — 1,076 stores and $3.7 billion in revenues). There is also a public company competitor in the craft segment (A.C. Moore Arts & Crafts, Inc.) that is a rapidly growing regional operator of 109 stores with $539 million in revenues. The balance of our competition is comprised of regional and local operators. We believe that there are only three or four other competitors, in addition to those described above, with fabric or craft sales exceeding $100 million annually. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy going forward.
Research and Development
      During the three fiscal years ended January 28, 2006, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

Environmental Disclosure
      We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.
Employees
      As of January 28, 2006, we had approximately 24,060 full and part-time employees, of whom 22,240 worked in our stores, 480 were employed in our Hudson distribution center, 270 were employed in our Visalia distribution center, 100 were employed in our Opelika distribution center and 970 were employed at our store support center in Hudson. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers, primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 75 percent of our employees work part-time.
      The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2007. We believe that our relations with our employees and the union are good.
Foreign Operations and Export Sales
      In fiscal 2006, we purchased approximately one-third of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. We do not have material long-term contracts with any manufacturers.
Other Available Information
      We also make available, free of charge, on our website at www.joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as we file such material, or furnish it to, the Securities and Exchange Commission (“SEC”). We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics (including the Code of Ethics for the Chief Executive Officer and Financial Officers), and any amendments or waivers thereto. These documents are also available in print to any person requesting a copy from our Investor Relations department at our principal executive offices.
      As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our chief executive officer submitted to the NYSE his annual certification on July 7, 2005 stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended January 28, 2006, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Item 1A. Risk Factors
      Our business and financial performance is subject to various risks and uncertainties. There are many factors that affect our business and financial performance, some of which are beyond our control. In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, prospects, financial condition, and results of operations. Other factors not presently known to us, or that we presently believe are not material, could also affect our business and financial performance.
Economic Risks
          Changes in economic conditions could have a material adverse effect on our business, revenue and profitability
      In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, weather and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower (for example, as a result of higher energy prices) or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

If customer interest in fabric and craft products declines, our revenues may decline
      The success of our business depends on our customers purchasing our fabric and craft products. Our products are not necessities and compete with numerous other leisure activities and other forms of entertainment. If our customers’ interest in fabric and craft products declines, that decline would result in the reduction of our revenues and have a negative impact on our business and prospects. The inability of the Company and our vendors to develop and introduce new products which excite our customers also could adversely affect our operating results. In addition, changes in demographic and societal trends could have a material adverse effect on our business and prospects.

Changes in interest rates could adversely impact profitability
      We are subject to market risk from exposure to changes in interest rates which affect our financing, investing and cash management activities. Changes in interest rates could have a negative impact on our profitability.
External Business Risks

Competition could negatively impact our operations
      Competition is intense in the retail fabric and craft industry. This competition could result in the reduction of our prices and a loss of market share. We must remain competitive in the areas of quality, price, selection, customer service and convenience. The location and atmosphere of retail stores are additional competitive factors in the retail business.
      Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Michaels Stores, Inc., a national chain which operates craft and framing stores, Hobby Lobby, a regional chain which operates craft stores, Hancock Fabrics, Inc., a national chain which operates fabric stores, and A.C. Moore Arts & Crafts, Inc., a regional chain which operates craft stores in the eastern United States. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. Our sales are also impacted by store liquidations of our competitors. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities of our customers that are unrelated to the fabric and crafts industry.

Our suppliers may encounter business issues and not meet our needs
      Many of our suppliers are small companies that produce a limited number of items. Given their limited resources and lack of financial flexibility, many of these firms are susceptible to cash flow issues, production difficulties, quality control issues, and problems in delivering agreed-upon quantities on schedule. We cannot assure that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.
      In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand.
          Our dependence on foreign suppliers subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations
      In fiscal 2006, we purchased approximately one-third of our products directly from manufacturers located in foreign countries. A majority of our foreign suppliers are located in Hong Kong, China and Taiwan. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if products were manufactured domestically.
      Foreign manufacturing is also subject to a number of other risks, including work stoppages; transportation delays and interruptions; epidemics; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. We also depend on letters of credit with respect to imports. Our inability to obtain letters of credit could have a material adverse effect on our business.

Our business depends on shopping center traffic and our ability to identify suitable store locations
      Our stores generally are located in strip shopping centers and “big box” shopping centers. Our sales are dependent in part on a high volume of shopping center traffic. Shopping center traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, new shopping centers or other retail developments, or changes in customer shopping preferences. A decline in the popularity of shopping center shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.
      To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations and competition for suitable store locations is intense. We cannot assure that desirable store locations will continue to be available.

The seasonality of our sales may negatively impact our operating results
      Our business is seasonal, with a significant amount of sales and earnings occurring in the third and fourth fiscal quarters. Our best quarter in terms of sales and profitability historically has been the fourth quarter. In addition, excluding the effects of new store openings, our inventories and related short-term financing needs have been seasonal, with the greatest requirements occurring primarily during our third fiscal quarter as we increase our inventory in preparation for our peak selling season. Weak sales during the second half of the year will negatively impact our operating results and cash flow generation.
          Increases in transportation costs due to transportation industry challenges and rising fuel costs may negatively impact our operating results
      We rely upon various means of transportation, including shipments by air, sea and truck, to deliver products to our distribution centers from vendors and from our distribution centers to our stores. Labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service could adversely affect our business. In particular, our business is highly dependent on the trucking industry to deliver products to our distribution centers and our stores. Our operating results may be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores, particularly as we deliver our fall and Christmas seasonal merchandise.
      The price of oil has risen significantly in the last year. This increase and any future increases may result in an increase in our transportation costs for distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.
          Our business could be negatively impacted by changes in the labor market and our cost of doing business could increase as a result of changes in federal, state or local regulation
      Our performance is dependent on attracting and retaining a large and growing number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, workers compensation costs and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance. Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations, including, for example, health care mandate regulations, could adversely affect our financial condition and operating results.

Operational Business Risks
          The loss of key executives and failure to attract qualified management could limit our growth and negatively impact our operations
      Our future success depends in large part on our ability to recruit and retain our senior management team. During fiscal 2006, we had significant turnover in our executive management personnel. Our chief financial officer, general counsel, executive vice president — merchandising and marketing, and our executive vice president — human resources all left the Company. In addition, we have commenced a search for a new chief executive officer and announced that our current chief executive officer will resign as a Company employee upon the selection of his successor. Searches also currently are underway for a new chief financial officer and a new head merchant, but it is unlikely that these positions will be filled until the new chief executive officer is selected. We named a replacement for our general counsel in November 2005. Our inability to promptly recruit and retain highly qualified individuals to fill the open executive positions could materially adversely impact the management and operation of our business, which would impact our financial condition and results of operations. In addition, our continued success depends upon our ability to attract and retain qualified management, administrative and store personnel to support our future growth. Our inability to do so may have a material adverse effect on our business and prospects.
          Our Repair Plan strategy execution may disrupt our business. In addition, the strategy may not be successful
      Beginning in the fourth quarter of fiscal 2006, we undertook a series of related initiatives (the “Repair Plan”) to make fundamental improvements in our business, profitability and cash flows. The Repair Plan strategy contains four major components: inventory reduction, adjustment of store merchandise assortments, gross margin rate restoration, and expense reduction. See “Recent Developments and Business Update” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further discussion. This Repair Plan strategy may lead to disruptions in our business. These disruptions could adversely affect our business operations and our financial performance. While we believe any disruptions would be short-term, we cannot assure that the impact (whether short-term or long-term) from these disruptions would not be material. In addition, if our Repair Plan strategy is not successful, or if we do not execute the strategy effectively, our business operations and financial performance could be adversely affected.

Failure to manage inventory effectively will negatively impact sales and earnings
      We strive to ensure the merchandise we offer remains fresh and compelling to our customers. However, due to the nature of our business, we purchase much of our inventory well in advance of each selling season. If we are not successful at predicting our sales trends and misjudge consumer preferences or demands, we will experience lower sales than expected and will have excess inventory that may need to be held for a long period of time, written down or sold at prices lower than expected in order to clear excess inventory at the end of a selling season. These actions would reduce our operating performance. Conversely, if we underestimate consumer demand, we may not be able to provide products to our customers to meet their demand. Shortages of key items could also have a material adverse impact on our business, financial condition and results of operations.
      In addition, inventory shrink (inventory theft or loss) rates can significantly impact our business performance and financial results. We devote substantial efforts to minimize inventory shrink. Failure to manage inventory shrink rates could materially adversely affect our business, financial condition and results of operations.

Failure to adequately maintain our perpetual inventory and automated replenishment systems
      We currently operate perpetual inventory, automated replenishment, and weighted average cost inventory systems. We believe these are necessary to adequately forecast, manage, and analyze our inventory levels, monitor our gross margin, and manage merchandise ordering quantities. If we fail to adequately support and maintain these systems, it could have a material adverse impact on our financial condition and results of operations.

Inability to provide new and improved product selection
      Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends, in large part, upon our ability to anticipate, identify and respond to changing product trends and consumer demand in a timely manner. The retailing industry fluctuates according to changing tastes and seasons, and merchandise usually must be ordered well in advance, frequently before consumer tastes are evidenced by consumer purchases. In addition, in order to ensure sufficient quantities and selection of products, we are required to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory.
      We cannot assure that we will be able to continue to offer an assortment of products that will appeal to our customers or that will satisfy consumer demands in the future. The failure to continue to identify and stock our stores with appealing products could result in reduced sales and thus have a material adverse effect on our business and financial performance.

Failure to grow sales may impact operations
      Our comparable same-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis, and we expect them to continue to fluctuate in the future. A variety of factors affect our same-store sales results, including, among other things, fashion trends, the highly competitive retail store sales environment, new competing stores (ours or competitors in proximity to existing stores), economic conditions, timing and effectiveness of promotional events, changes in our merchandise mix, calendar shifts and weather conditions. Annual revenue growth is driven by the opening of new stores and increased same-store sales. We cannot provide assurance that we can continue to open stores or increase same-store sales.
          Our failure to manage our new store growth, and overall store transition strategy, would have a negative impact on our operations
      Our growth is dependent, in large part, upon our ability to successfully add new stores and close smaller traditional store locations. Our superstores accounted for 41 percent of our total fiscal 2006 net sales. Our growth strategy contemplates the development of additional superstores and an increasing percentage of our revenues coming from our superstores. The success of this strategy will depend upon a number of factors, summarized as follows:

Store specific risks

•	our ability to saturate existing markets and penetrate new markets;

•	the availability of desirable locations and the negotiation of acceptable leases for these sites;

•	the availability of management resources in a particular area;

•	the timely construction, fixturing, merchandising, and hiring and training of store personnel;

•	the closure of unsuccessful stores may result in the retention of liability for expensive leases;

General risks

•	our ability to generate sufficient cash flow from operations;

•	the availability of working capital;

•	our ability to obtain financing;

•	the expansion of our logistics systems to support new stores;

•	the maintenance or upgrade of our information processing systems and the integration of those systems at new stores;

•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategy, which could result in a deterioration of our operating results;

•	our suppliers may be unable to meet the increased demand of additional stores in a timely manner;

•	the inability to expand our existing distribution centers or use third-party distribution centers on a cost-effective basis to provide merchandise for sale by our new stores, and;

•	general economic conditions and specific retail economic conditions.
      Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse effect on our growth and profitability prospects. There can be no assurance that we will be able to successfully implement our store transition strategy. Not all of our superstores are producing acceptable levels of sales and operating profit. If our superstore strategy is not successful, this will negatively impact our effort to diversify into the crafts business and affect our sales growth and profitability capabilities.
          The loss of, or disruption in, or our inability to efficiently operate our distribution network could have a negative impact on our business
      We operate three distribution centers to support our business. If complications arise with any one facility or any facility is severely damaged or destroyed, the other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to receive and deliver inventory on a timely basis.
      The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked, and shipped to our stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. Although we believe that our receiving and distribution process is efficient and well positioned to support our expansion plans, we cannot assure that we have anticipated all issues or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. Moreover, our third distribution center, located in Opelika, Alabama recently started up operations. If we encounter significant start up problems at this center, such problems could have a material adverse effect on our business operations and financial performance.
          The efficient operation of our business is dependent on our information systems. Our failure to maintain and upgrade our management information systems could compromise our competitive position
      We depend on a variety of information systems for the efficient functioning of our business. In particular, we rely on our information systems to effectively process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. The failure of our information systems to perform as designed could disrupt our business and harm sales and profitability. Any material disruption or slowdown of our systems could cause information to be lost or delayed, which could have a negative impact on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. We cannot assure that our systems will be adequate to support future growth.
      In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology or business initiatives while continuing to provide maintenance on existing systems.
      Excessive technological change affects the effectiveness of the adoption of, and could adversely affect the realization of business benefits from, technology. Conversely, not implementing sufficient technological changes could also compromise the operation of our business.
          Our existing indebtedness could restrict our operations, making us more vulnerable to adverse economic conditions
      We have and will continue to have a significant amount of debt. Our existing level of indebtedness could have negative consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions and other general corporate requirements because we will have to dedicate a significant portion of our cash flow from operations to payments of our indebtedness;

•	limit our ability to borrow funds to pay for future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	make us more vulnerable to negative changes in economic and industry conditions.

      Our ability to make payments on our indebtedness depends upon our ability to generate cash flow in the future. Our ability to generate that cash flow depends upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. To some extent, each of these factors depends upon economic, financial, competitive and other factors beyond our control. If we cannot generate enough cash from operations to make payments on our indebtedness, we will need to refinance our indebtedness, obtain additional financing, or sell assets. We do not anticipate any issues in generating sufficient cash flow, but we cannot assure that this will be the case, nor can we assure that we will be able to obtain acceptable financing to satisfy our debt obligations.
          We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our senior bank credit facility and indenture
      The indenture governing our senior subordinated notes and our senior bank credit facility contain restrictive and financial covenants, which limit our ability to borrow money, make investments, redeem or make payments on our capital stock, incur liens and take other actions.
      We currently are in compliance with all of these covenants and do not foresee any issues in continuing to comply with these covenants. However, our ability to remain in compliance with these covenants and tests may be affected by unanticipated events or events beyond our control. If we fail to meet these tests or breach any of the covenants, the lenders under the senior bank credit facility or the holders of the notes could declare all amounts outstanding under their indebtedness, including accrued interest, to be immediately due and payable. A declaration of acceleration under the senior bank credit facility would constitute a default under the indenture, and a default under the indenture would constitute a default under the senior bank credit facility. We believe that we have sufficient credit availability to finance our operations and capital needs; however, we cannot assure that the operating and financial restrictions in our credit facilities will not adversely affect and limit or prohibit our ability to finance future acquisitions, or longer term capital needs.
          We could incur more debt
      Our management currently believes that the cash generated by operations, together with the borrowing availability under the senior bank credit facility, will be sufficient to meet our working capital needs during fiscal 2007. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling assets, raising additional debt or equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, including the opening of new stores, or the introduction of new products and services, to take advantage of future opportunities or respond to competitive pressures.
          Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations
      We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could put us at a competitive disadvantage, result in deterioration in our employees’ and customers’ confidence in us, and thus have a material adverse impact on our business, financial condition and results of operations.

Failure to comply with various regulations may result in damage to our business
      Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC and NYSE. With recent high profile business failures on accounting-related issues, additional legal and regulatory requirements such as the Sarbanes-Oxley Act have increased the complexity of the regulatory environment. Also, various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims and allegations that we have infringed on third-party intellectual property rights.
      Litigation or regulatory developments could adversely affect our business operations and financial performance. Also, failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.

Other Factors
      The foregoing list of risk factors is not all inclusive. Other factors and unanticipated events could adversely affect our business. We do not undertake to revise or update these risks to reflect events or circumstances that occur after the date of this report.
Item 1B. Unresolved Staff Comments.
      None.

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
      We opened our third Company-owned distribution center in April 2006. This 705,000 square foot facility is located on a 105-acre site in Opelika, Alabama.
      The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases. Traditional store leases generally have initial terms of five to ten years and renewal options for up to 20 years. Superstore leases generally have initial terms of 10 to 15 years and renewal options generally ranging from 5 to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year ended January 28, 2006 we incurred $163.6 million of rental expense, including common area maintenance, taxes and insurance for store locations. As we pursue our transformation plan to replace traditional stores with superstores over time, we have been able to build flexibility by reducing the outstanding term of existing traditional store leases through splitting of renewal options or negotiating short-term renewals. Despite closing almost 280 stores over the last five years, as of January 28, 2006, we were only paying rent on 13 closed store locations where we have been unable to reach an early lease termination settlement with the landlord or sublease the property.

      As of January 28, 2006, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Fiscal Year Lease Terms Expire	Store Leases

Month-to-month	35
2007	66
2008	52
2009	30
2010	10
2011	39
Thereafter	651

Total	883

Item 3.	Legal Proceedings
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
      During fiscal 2006 a number of executive officers left the company. On November 21, 2005, we announced that we were separating the role of chairman from that of president and chief executive officer and commenced a search for a president and chief executive officer. On February 28, 2006, we announced that in order to attract a broader pool of experienced candidates the new president and chief executive officer would also assume the chairman position and that our current chairman, president and chief executive officer, Alan Rosskamm, will step down from these positions and become an outside director upon the naming of his successor. An executive search firm has been retained and is conducting the search for a chairman, president and chief executive officer. Following the appointment of a chief executive officer, we expect to complete searches for a chief financial officer and head merchant.
      Our executive officers are as follows:

Name	Age	Position

Alan Rosskamm	56	Chairman of the Board, President and Chief Executive Officer
David Holmberg	47	Executive Vice President, Operations
      Alan Rosskamm has been Chairman of the Board, President and Chief Executive Officer of our Company for more than five years. He is a member of one of the two founding families of our Company and has been employed by us since 1978. Mr. Rosskamm is also a Director of Charming Shoppes Inc., a women’s apparel retailer.
      David Holmberg has been Executive Vice President, Operations of our Company since November 2004. Prior to joining our Company, he was President of Cole License Businesses of Cole National Corporation, a retailer of eyewear and optometry services, from April 2001 to October 2004. Prior to that, he spent seven years with Zale Corporation, a specialty retailer of fine jewelry, advancing to President of Zale Canada Co. in 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common shares are traded on the New York Stock Exchange under the ticker symbol “JAS.” As of March 31, 2006, there were 744 common shareholders of record. The closing price of the shares on March 31, 2006 was $13.46.
      The quarterly high and low closing stock prices for fiscal 2006 and 2005 are presented in the table below:

	Common Shares

	High	Low

Fiscal 2006:
January 28, 2006	$15.76	$10.98
October 29, 2005	28.00	14.01
July 30, 2005	28.80	24.02
April 30, 2005	30.69	25.02

Fiscal 2005:
January 29, 2005	$28.81	$24.21
October 30, 2004	28.78	23.36
July 31, 2004	29.87	23.87
May 1, 2004	30.49	23.40
      The Company did not pay cash dividends on its common stock during fiscal 2006 and fiscal 2005. The Company’s dividend policy has been to retain earnings for operations and reinvestment into its business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of appropriate business conditions.
      See Part III, Item 12 for a description of the Company’s equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
	Purchased	per Share	Programs	Programs

October 30 – November 26, 2005	46	$14.56	896,255	1,253,745
November 27 – December 31, 2005	2,382	$12.25	898,637	1,251,363
January 1 – 28, 2006	—	—	898,637	1,251,363

Total	2,428	$12.29	898,637	1,251,363

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
      The following table presents the Company’s selected financial data for each of the five years ending January 28, 2006. The selected financial data for fiscal years 2006, 2005, 2004 and 2003 was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. The Company reclassified certain amounts in the financial statements for the four years ending January 29, 2005 to conform to the current year presentation.

Fiscal Year-Ended (a)

January 28,	January 29,	January 31,	February 1,	February 2,
2006	2005	2004	2003	2002 (1)

(Unaudited)
(Dollars in millions, except per share data)
Operating Results:
Net sales	$1,882.8	$1,812.4	$1,734.1	$1,682.0	$1,570.3
Total net sales percentage increase	3.9%	4.5%	3.1%	7.1%	5.9%
Same-store sales percentage (decrease) increase (b)	(0.8)%	3.2%	3.6%	8.4%	5.9%
Gross margin	859.2	862.1	810.6	777.5	693.1
Selling, general and administrative expenses (c),(d)	797.4	727.0	684.5	639.7	644.2
Depreciation and amortization	42.2	43.0	39.0	37.9	40.6
Debt repurchase and share reclassification expenses (e)	—	4.2	5.5	1.9	1.0
Goodwill impairment	27.1	—	—	—	—

Operating (loss) profit	(7.5)	87.9	81.6	98.0	7.3
Operating (loss) profit as a percent of net sales	(0.4)%	4.8%	4.7%	5.8%	0.5%
Interest expense	12.8	13.7	16.5	24.7	31.4
Net (loss) income	$(23.0)	$46.2	$40.1	$45.4	$(14.9)
Net (loss) income as a percent of net sales	(1.2)%	2.5%	2.3%	2.7%	(0.9)%
Per Share Data (f):
Net (loss) income — diluted	$(1.01)	$2.02	$1.82	$2.10	$(0.75)
Average shares outstanding — diluted (000’s)	22,716	22,887	22,003	21,632	19,888

Financial Position:
Cash and cash equivalents	$17.9	$79.6	$17.4	$63.2	$21.1
Inventories	514.7	439.7	404.6	363.1	369.0
Inventory turnover	2.1	x	2.3	x	2.4	x	2.5	x	2.1	x
Current assets	605.8	562.9	467.4	468.6	435.4
Property, equipment and leasehold improvements, net	331.7	238.0	218.4	203.2	224.6
Total assets	946.8	839.3	719.8	714.3	705.4
Current liabilities	240.7	258.8	198.2	205.8	205.4
Long-term debt	203.7	100.0	113.7	162.9	223.7
Shareholders’ equity	399.4	408.9	340.8	285.0	227.8
Long-term debt to total capitalization	33.8%	19.7%	25.0%	36.4%	49.5%
Long-term debt to total capitalization, net of cash	31.7%	4.8%	22.0%	25.9%	47.1%
Per Share Data (f):
Book value (g)	$17.09	$18.10	$15.61	$13.52	$11.33
Shares outstanding, net of treasury shares (000’s)	23,375	22,585	21,828	21,079	20,106

Item 6.	Selected Financial Data (Continued)

	Fiscal Year-Ended (a)

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002 (1)

					(Unaudited)
	(Dollars in millions, except per share data)
Other Financial Information:
Capital expenditures:
Cash	$118.9	$58.2	$52.2	$22.7	$66.5
Cash — landlord reimbursement (h)	23.9	8.9	5.4	0.5	3.2

Total capital expenditures	$142.8	$67.1	$57.6	$23.2	$69.7

Store Count:
Traditional stores	684	737	806	847	889
Superstores	154	114	86	72	70

Total	838	851	892	919	959

Store Square Footage (000’s) (i)
Traditional stores	10,023	10,721	11,646	12,165	12,684
Superstores	6,175	4,732	3,731	3,270	3,213

Total	16,198	15,453	15,377	15,435	15,897

(1)	The consolidated financial statements of the Company as of February 2, 2002 and for the year then ended were audited by auditors who have ceased operations. The report by the prior auditors should not be relied upon. See the discussion included in the prior year Form 10-K.

(a)	All years include 52 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of the Company stores, the net sales results from these stores are excluded in the same-store sales calculation until the first day of the first month following the one-year anniversary of its expansion or relocation. Further, in a 53-week year, net sales are compared to the comparable 53 weeks of the prior period.

(c)	Includes store pre-opening and closing costs which the Company reports separately in its consolidated statements of operations. See the consolidated financial statements and accompanying notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(d)	Includes stock-based compensation expense which includes the expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense,” which the Company adopted in the first quarter of fiscal 2004, and the amortization of the fair value of restricted stock granted to employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 7 — Stock-Based Compensation” contained in the notes to consolidated financial statements.

(e)	Debt repurchase and share reclassification expenses include expenses related to the early extinguishment of debt and costs associated with the share reclassification. See “Notes 5 — Financing and 12 — Share Reclassification” contained in the notes to consolidated financial statements.

(f)	Shares outstanding, as well as average basic and diluted shares outstanding used to calculate earnings per share, reflect the impact of the increased shares outstanding as a result of the share reclassification that was approved by shareholders on November 4, 2003. Per share data reflects the impact of this share reclassification.

(g)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(h)	Capital expenditures reimbursed by the landlord represent the cost of assets acquired through the utilization of landlord lease incentives.

(i)	Total store square footage includes selling floor space and inventory storage areas.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. In addition, the financial information presented for years prior to fiscal 2006 have been reclassified for certain amounts to conform to the current year presentation.
Overview
      We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabrics and Crafts traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
      We continue to transition our store base by replacing our existing traditional stores with superstores. During 2007 we expect to open 26 stores, 21 of which will be new superstore openings, compared with 40 superstore openings during fiscal 2006. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average, we close 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have grown our revenues significantly and, we believe, expanded the market size and our market share.
      As of January 28, 2006, we operated 838 stores in 47 states (684 traditional stores and 154 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average 14,650 square feet and generated net sales per store of approximately $1.6 million in fiscal 2006. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2006. Our current superstore prototype is approximately 35,000 square feet. We opened 40 of these prototype superstores in fiscal 2006 and we currently have 83 of the prototype superstores in operation as of January 28, 2006. Forty-three of the prototype superstores have been open at least one year and averaged $5.0 million in net sales in fiscal 2006.
      We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales, including same-store sales by our two store formats, traditional stores and superstores. Net sales measure our overall sales growth and same-store sales measure whether our existing stores continue to grow their sales volume. We also closely monitor per transaction average ticket value and customer transactions, both in total and by store format. These indicators help measure our effectiveness in attracting customers into our stores and the effectiveness of our product assortment, promotions and service on sales. We also measure our sales per square foot performance in both of our store formats and compare them with our immediate competitors.

•	Gross margin rate to sales. In addition, gross margin return on investment (“GMROI”) is used by our merchandising organization to evaluate the gross margin performance relative to the average inventory investment. Merchandise selection and future decisions are, in part, based on the GMROI performance.

•	Selling, general and administrative expense as a rate to sales. We also compare operating margins to those of our competitors.

•	Inventory turnover. We closely monitor our inventory investment, which is our single largest invested asset. Increasing inventory turnover is critical to improving our working capital position and improving our overall GMROI.

•	Debt to total capitalization. We monitor our debt balances and leverage as a percent of total capitalization. We also monitor current and projected excess availability, as defined under our senior bank credit facility, in order to ensure that adequate flexibility is available to execute our operating plans.
Executive Overview of Fiscal 2006
      Fiscal 2006 was a challenging year compared with the prior year, as the retail environment experienced softness throughout the year. The primary source of our softness was the home decorating portions of our business, such as finished seasonal, floral and home décor merchandise, as well as home decorating textiles. The quilting and apparel fabrics portions of our business have softened as well, particularly in the third and fourth quarters. Our sales performance for the year was extremely disappointing, and occurred despite an increased level of marketing events and advertising, as well as more aggressive promotional pricing. Summarized below are key performance statistics, by quarter, which indicate the business performance deterioration as the year progressed.

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total

Net sales	$420.7	$383.8	$474.2	$604.1	$1,882.8
Same-store sales percent change	0.6%	(0.5)%	0.7%	(3.0)%	(0.8)%
Gross margin	$204.8	$184.8	$216.3	$253.3	$859.2
Gross margin percent	48.7%	48.2%	45.6%	41.9%	45.6%
Gross margin basis point change from prior year	(40)	(80)	(220)	(350)	(200)

Selling, general and administrative expenses	$180.6	$176.4	$199.0	$218.0	$774.0
SG&A percent to sales	42.9%	46.0%	42.0%	36.1%	41.1%
SG&A basis point change from prior year	170	230	140	250	190
      An overview of our fiscal 2006 performance follows:

•	Net sales increased 3.9 percent to $1.883 billion due to the impact of new superstore openings. Net sales from stores open one year or more (“same-store sales”) decreased 0.8 percent versus a 3.2 percent same-store sales increase for last year. Our average ticket increased 1.5 percent for fiscal 2006, but was more than offset by a decline in customer transactions.

•	Our gross margin rate, as a percentage of sales, declined by 200 basis points, to 45.6 percent of net sales in fiscal 2006 versus 47.6 percent for fiscal 2005. Gross margin rate deterioration has occurred across all product categories in our business and was more significant during the third and fourth quarters. This is due to a more price-focused environment, an increased level of coupon-assisted sales, and an increased level of promotional and clearance activity compared to a year ago, in an effort to sell-through excess inventories.

•	Our selling, general and administrative expenses (“SG&A”) as a percentage of sales, excluding those expenses separately identified in the statement of operations, increased 190 basis points from 39.2 percent last year to 41.1 percent this year. The reduced leverage stemmed from essentially flat same-store sales performance, coupled with higher advertising spending, logistics costs, and increases in store expenses, primarily caused by the fixed costs related to the year-over-year increase in the superstore base, as well as normal inflationary increases in operating expenses.

SG&A includes stock-based compensation expense of $2.8 million in fiscal 2006, compared with $7.7 million in the prior year. The reduced expense is attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restricted stock program, based on our operating performance, resulting in the reversal of performance-based expense that had been previously recorded. In addition, stock-based compensation was credited for expense that had been recognized related to unvested stock awards for executives who left our Company.

•	Store pre-opening and closing costs increased $4.9 million to $23.4 million in fiscal 2006, due to the increased level of real estate activity year-over-year.

•	During the fourth quarter, we recorded a charge of $27.1 million to write-off the balance of goodwill that we had carried on our books related to a previous acquisition. During the fourth quarter of fiscal 2006, we conducted our annual impairment testing. As a result of the evaluation, we determined that the carrying amount of the goodwill exceeded its implied fair value and that a full impairment of goodwill existed. This impairment conclusion was reached considering our market capitalization, declining business trends in our industry, deteriorating performance, particularly in our seasonally significant fourth quarter, and our assessment of the Company’s near-term future performance.

•	Net loss for the year was $23.0 million, or $1.01 loss per diluted share, compared with net income of $46.2 million, or $2.02 per diluted share in fiscal 2005. As described above, results for fiscal 2006 include a non-cash and non-tax deductible charge of $27.1 million for goodwill impairment. Results for fiscal 2005 include debt repurchase costs which reduced pre-tax income by $4.2 million.
      During fiscal year 2006 we opened 40 of our 35,000 square foot prototype superstores and four traditional stores. We closed 57 traditional stores during fiscal 2006.
Recent Developments and Business Update
      During fiscal 2006 a number of executive officers left our company. On November 21, 2005, we announced that we were separating the role of chairman from that of president and chief executive officer and commenced a search for a president and chief executive officer. On February 28, 2006, we announced that in order to attract a broader pool of experienced candidates the new president and chief executive officer would also assume the chairman position and that our current chairman, president and chief executive officer, Alan Rosskamm, will step down from these positions and become an outside director upon the naming of his successor. An executive search firm has been retained and is conducting the search for a chairman, president and chief executive officer. Following the appointment of a chief executive officer, we expect to complete searches for a chief financial officer and head merchant.
      We expect fiscal 2007 to be a year of transition as we implement our Repair Plan initiatives described below. We anticipate a challenging first half of the year, but we expect to be positioned for substantial improvement in our operational and financial performance in the second half of the year, as a result of the execution of our Repair Plan initiatives and significant merchandise assortment changes in our superstores. We believe that the execution of the Repair Plan will enable us to finish the year as a stronger, more disciplined organization with a much improved inventory position and lower outstanding debt balances.
      Each of the major Repair Plan initiatives is addressed below.

•	Inventory reduction. We are aggressively promoting clearance merchandise and those categories where we are carrying excess inventory. We also have taken steps to reduce the number of weeks of supply on-hand of many of our basic product categories, and are reducing purchase commitments for fiscal 2007.

•	Adjustment of store merchandise assortments. We expect to reduce space and inventory investment in under-performing categories such as finished seasonal and home décor, while emphasizing better performing product categories, such as craft components.

•	Gross margin rate restoration. We expect to improve our overall advertising and marketing effectiveness, be more discrete with coupons, and take steps to reduce clearance through tighter purchasing disciplines. We also anticipate being more disciplined by eliminating excessive in-season promotional discounts.

•	Selling, general and administrative expense reduction. We are aggressively reviewing all areas of our business for opportunities to reduce and control expenses. The following are the major expense reduction and control opportunities.

•	Advertising spending. Our fiscal 2007 budget is comparable to fiscal 2006. Increased costs per advertising event, driven by our increased number of superstore markets, will be offset by a reduced number of advertising events.

•	Distribution center costs. Completion of our new distribution center in Opelika, Alabama, which began operations in April 2006, will improve efficiencies in the distribution and logistics network starting in the second-half of the year. Inventory purchases are being significantly reduced, inventory flow will be managed closer to need, and the addition of the third distribution center will reduce freight costs. We also expect to reduce outside storage costs and associated logistics inefficiencies as we sell-through excess inventory.

•	Workforce reduction. In mid-January 2006, we completed a workforce reduction of certain administrative personnel. A total of 75 positions were eliminated, consisting of terminations and eliminations of positions that we will not fill. In addition, we are aggressively challenging positions as employees leave the Company, and have identified additional positions that will not be filled.
      On February 23, 2006, we completed an amendment of our senior bank credit facility (the “Credit Facility”). We increased the Credit Facility from $350 million to $425 million. The term of the Credit Facility remains unchanged, extending through April 2009. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant. The amendment is discussed further below under “Liquidity and Capital Resources.”
Results of Operations
      The following table sets forth the financial information through operating (loss) profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Year-Ended

	Jan 28, 2006	Jan 29, 2005	Jan 31, 2004

Net sales	100.0%	100.0%	100.0%
Gross margin	45.6%	47.6%	46.7%
Selling, general and administrative expenses	41.1%	39.2%	38.7%
Store pre-opening and closing costs	1.2%	1.0%	0.8%
Depreciation and amortization	2.3%	2.4%	2.2%
Debt repurchase and share reclassification expenses	—	0.2%	0.3%
Goodwill impairment	1.4%	—	—

Operating (loss) profit	(0.4)%	4.8%	4.7%

Comparison of Fiscal 2006 to Fiscal 2005
      Net sales. Net sales for fiscal 2006 increased 3.9 percent to $1.883 billion from $1.812 billion in the prior year. Same-store sales decreased 0.8 percent compared with a same-store sales increase of 3.2 percent for fiscal 2005. We operated fewer stores in fiscal 2006 versus a year ago. Our total store count at the end of the year was down 13 stores; however, the number of superstores in operation increased to 154 from 114 in fiscal 2005. Total store square footage increased from 15.453 million square feet at the end of fiscal 2005, to 16.198 million square feet at the end of fiscal 2006. Superstores accounted for approximately 41 percent of total net sales during fiscal 2006 compared with approximately 33 percent of total net sales for fiscal 2005.
      By store format, our same-store sales performance for traditional stores decreased 0.9 percent versus a same-store sales increase of 3.5 percent for fiscal 2005. Same-store sales for superstores decreased

0.4 percent versus a same-store sales increase of 2.6 percent for the prior year. In both store formats, lower customer transactions were the driver of the sales decline, offset slightly by a higher average ticket.
      During the fourth quarter of fiscal 2006, we recognized $3.2 million of pre-tax income related to gift card breakage, which is included in net sales. This gift card breakage was determined based on the historical redemption patterns of our gift cards and represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. The fourth quarter of fiscal year 2006 was the first period in which we recognized gift card breakage using this methodology which resulted in an adjustment for breakage income related to gift cards sold since fiscal 2002. We expect gift card breakage income to be less than $1 million for fiscal 2007.
      On a category basis, our hardlines business, defined as all of our non-sewing categories, represented 44 percent of our fiscal 2006 sales volume. The combined hardline categories increased 1.8 percent on a same-store sales basis. Within hardlines, our core craft categories continued to generate solid same-store sales increases. Key craft categories generating this growth were paper crafting, yarn, jewelry and kids’ crafts. However, the paper crafting and yarn categories rate of growth declined significantly during the fourth quarter. Tempering some of the growth in hardlines was the performance of our finished seasonal, home accents and floral categories. These categories were down approximately 4 percent on a same-store sales basis.
      Our softlines business, or sewing related categories, represented 56 percent of our fiscal 2006 sales volume, and decreased 3 percent on a same-store sales basis. The softness in this area was concentrated in home decorating textiles, although quilting and apparel fabrics have also softened, particularly in the third and fourth quarters.
      Gross margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin was 45.6 percent for fiscal 2006 compared with 47.6 percent in the prior year, an overall decrease of 200 basis points. The decrease is attributable to a more price-focused industry environment, our decision to price more promotionally to reduce inventory, an increased level of coupon related sales and higher markdowns related to clearance activity in the categories that have continued to perform poorly. Our gross margin rate deterioration has been experienced across all product categories in our business, and accelerated significantly in the third and fourth quarters.
      Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $774.0 million for fiscal 2006 versus $708.5 million in the prior year. As a percentage of net sales, SG&A expenses increased to 41.1 percent versus 39.2 percent for fiscal 2006. The loss of expense leverage for the year stemmed from the negative same-store sales performance, coupled with higher advertising spending, logistics costs and increases in store expenses, primarily caused by the fixed costs related to the year-over-year increase in the superstore base, as well as normal inflationary increases in operating expenses.
      Stock-based compensation expense includes the expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation Expense” and the amortization of the value of restricted stock granted to employees. Stock-based compensation expense was $2.8 million in fiscal 2006, compared with $7.7 million in the prior year. The reduced expense is attributable to a reduced expectation, based on our operating performance, regarding the level of performance-based shares that may be earned under the restricted stock program resulting in the reversal of performance-based expense of $2.4 million that had been previously recognized. In addition, stock based compensation was credited for $1.4 million of expense related to unvested stock awards that had been previously recognized for those executives who left the Company during fiscal 2006.
      We are a class action participant in the $3.0 billion VISA/ MasterCard antitrust litigation settlement. In the third quarter of fiscal 2006, we recorded $1.5 million of income to SG&A for the estimated portion of the settlement that we expect to receive during the second quarter of fiscal 2007. We also recorded a charge to SG&A of approximately $2.2 million related to the departure of a senior executive officer and severance for other personnel whose positions were eliminated during fiscal 2006 as part of the Repair Plan.
      Depreciation and amortization. Depreciation and amortization expense decreased $0.8 million to $42.2 million in fiscal 2006 from $43.0 million in fiscal 2005. Increases driven by recent store growth were offset as our SAP enterprise-wide system became fully depreciated early in fiscal 2006.
      Store pre-opening and closing costs. Pre-opening costs are expensed as incurred. These costs include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidation costs and other costs incidental to store closings.
      Store pre-opening and closing costs increased $4.9 million to $23.4 million in fiscal 2006, due to the increased level of real estate activity year-over-year. Store pre-opening costs increased $3.4 million during fiscal 2006 to $13.0 million from $9.6 million in fiscal 2005. Store closing costs increased $1.5 million during fiscal 2006, to $10.4 million compared with $8.9 million in the prior year, although the year-over-year closings decreased from 72 to 57. During fiscal 2006, we opened 40 superstores and four traditional stores, and we closed 57 traditional stores.
      Goodwill impairment. The goodwill balance represented the excess of the purchase price and related costs over the fair value assigned to the net assets acquired from House of Fabrics, Inc. in fiscal 1999. At the beginning of the fourth quarter of fiscal 2006, we conducted the annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” for fiscal 2006. As a result of the evaluation, we determined that the carrying amount of the goodwill exceeded its implied fair value and that a full impairment of goodwill existed. This impairment conclusion was reached considering our market capitalization, declining business trends in our industry, our deteriorating performance, particularly in our seasonally significant fourth quarter, and our assessment of near-term future performance. In the fourth quarter of fiscal 2006, we recorded a non-cash and non-tax deductible charge of $27.1 million, which represented a write-off of the goodwill. This charge was reported as a separate line item in the statement of operations included in the consolidated financial statements.
      Operating (loss) profit. Operating loss was $7.5 million in fiscal 2006, compared with operating profit of $87.9 million for fiscal 2005.
      Interest expense. Interest expense for fiscal 2006 decreased $0.9 million to $12.8 million from $13.7 million in fiscal 2005. The decrease is attributable to lower average borrowing costs, in part due to the unfavorable impact of an interest rate swap we had in place last year, offset by higher debt levels. Our average debt levels were $183 million this fiscal year versus $160 million last year.
      Income taxes. Our effective income tax rate, before goodwill impairment, for fiscal 2006 increased to 39.7 percent from 37.7 percent in the prior year. The increase in the effective tax rate is based primarily on the mix of income from different state jurisdictions, which tax at different rates. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Comparison of Fiscal 2005 to Fiscal 2004
      Net sales. Net sales for fiscal 2005 increased 4.5 percent to $1.812 billion from $1.734 billion in the prior year. Same-store sales increased 3.2 percent compared with a same-store sales increase of 3.6 percent for fiscal 2004. We operated fewer stores in fiscal 2005 versus the prior year. Our total store count at the end of fiscal 2005 was down 41 stores, or 4.6 percent from the prior year; however, the number of superstores in operation at the end of fiscal 2005 increased to 114 from 86 in fiscal 2004. Total store square footage increased slightly from fiscal 2004, to 15.453 million square feet at the end of fiscal 2005. Superstores accounted for approximately 33 percent of total net sales during fiscal 2005 compared with approximately 27 percent of total net sales for fiscal 2004.

      By store format, our same-store sales performance for traditional stores increased 3.5 percent for fiscal 2005 versus a same-store sales increase of 3.7 percent in the prior year. Same-store sales for superstores increased 2.6 percent for fiscal 2005 versus a same-store sales increase of 3.1 percent for the prior year. In both store formats, we saw an increase in average ticket partially offset by a slight decline in customer transactions for the full fiscal year. Our strategy to be less promotional, which has benefited our realized selling margins, had a larger negative impact on superstore sales than traditional store sales because of our dual vehicle advertising strategy (direct mail and newspaper inserts) in superstores.
      By product category, the businesses that performed well during fiscal 2005 were our sewing and crafting categories, led by strong performances in the fleece, paper crafting and yarn businesses. Our sewing and crafting businesses, excluding home decorating textiles, represented 61 percent of our total year net sales, and were up approximately 6.6 percent on a same-store sales basis on improved margin rates. Product categories that are tied more closely to home décor experienced softness during fiscal 2005. Our home decorating textile category was down approximately 1.9 percent on a same-store sales basis for the year. Our toughest category of the business continued to be finished seasonal. Same-store sales of finished seasonal goods decreased approximately 8.3 percent.
      Gross margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A expenses. As a percent of net sales, gross margin was 47.6 percent for fiscal 2005 compared with 46.7 percent in the prior year, an overall increase of 90 basis points. Our strategy to be less promotional was successful in improving our realized selling margins. This strategy primarily benefited the selling margins in superstores, where we run multiple advertising vehicles. In addition, we were able to improve gross margins by improving our product sourcing opportunities.
      During the third quarter of fiscal 2005, we recorded a $1.7 million charge which was paid in the fourth quarter in connection with a voluntary “prior disclosure” made to U.S. Customs, which lowered our fiscal 2005 gross margin rate by 10 basis points. Over a five-year period encompassing fiscal years 2000 through 2004, we had inadvertently failed to adequately assess anti-dumping duty on certain candles imported from China. The failures resulted from certain products being inaccurately classified at the time of import.
      Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $708.5 million for fiscal 2005 versus $671.2 million in the prior year. As a percentage of net sales, SG&A expenses increased to 39.2 percent in fiscal 2005 versus 38.7 percent for the prior year with most of the increase for the full year attributable to increased advertising costs, distribution costs and higher administrative costs.
      Stock-based compensation expense includes the expensing of stock options under SFAS No. 123, “Accounting for Stock-Based Compensation Expense” and the amortization of the value of restricted stock granted to employees. Stock-based compensation expense was $7.7 million in fiscal 2005, compared with $6.4 million in the prior year.
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
      Store pre-opening and closing costs increased $5.2 million to $18.5 million in fiscal 2005, due to the increased level of real estate activity year-over-year. Store pre-opening costs were flat between years. Store closing costs increased $5.2 million during fiscal 2005, to $8.9 million compared with $3.7 million in the prior year. As a percentage of sales, store pre-opening and closing costs for fiscal 2005 increased to 1.0 percent from 0.8 percent in the prior year. During fiscal 2005, we opened 29 superstores and two traditional stores, and we closed 72 traditional stores.
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
      During the first quarter of fiscal 2005, we completed certain capital financing initiatives, which are discussed further below under “Liquidity and Capital Resources.”
      Operating profit. Operating profit was $87.9 million in fiscal 2005, compared with $81.6 million for fiscal 2004.
      Interest expense. Interest expense for fiscal 2005 decreased $2.8 million to $13.7 million from $16.5 million in fiscal 2004. The decrease is attributable to a decrease in our average debt levels between years, and a lower all-in borrowing rate. Our average debt levels were $160 million in fiscal year 2005 versus $174 million in the prior year.
      Income taxes. Our effective income tax rate for fiscal 2005 decreased to 37.7 percent from 38.4 percent in the prior year. The reduction in the effective tax rate is primarily based on an anticipated higher realization of certain jobs tax credits. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Store Closing Charges
      As discussed in Note 1 — Significant Accounting Policies, we account for the costs of store closings in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We account for asset impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As of the end of fiscal 2006, we had only 15 stores where the store contribution was not cash flow positive. In addition, as of the end of fiscal 2006, we were paying rent on just 13 closed store locations where we had not yet obtained a sublease tenant or executed a lease termination.
      Expenses recorded related to store closings were $10.4 million, $8.9 million and $3.7 million in fiscal 2006, 2005 and 2004, respectively. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

      Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended January 28, 2006:

	Non-
	cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

	(Dollars in millions)
Balance at February 1, 2003	$3.5	$—	$0.9	$4.4
Amounts charged to expense	(0.1)	2.1	1.7	3.7
Utilization:
Cash	(1.6)	—	(1.3)	(2.9)
Non-Cash	—	(2.1)	(0.3)	(2.4)

Balance at January 31, 2004	1.8	—	1.0	2.8
Amounts charged to expense	1.4	2.5	5.0	8.9
Utilization:
Cash	(2.7)	—	(5.2)	(7.9)
Non-Cash	—	(2.5)	—	(2.5)

Balance at January 29, 2005	0.5	—	0.8	1.3
Amounts charged to expense	2.3	3.7	4.4	10.4
Utilization:
Cash	(2.5)	—	(4.3)	(6.8)
Non-Cash	(0.3)	(3.7)	—	(4.0)

Balance at January 28, 2006	$—	$—	$0.9	$0.9

      Non-cancelable lease obligations are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and or Disposal Activities” which requires certain lease costs to be expensed as incurred.
      Asset impairments include write-downs of store fixed assets to estimated fair value where impairment exists. The asset impairment represents the difference between the asset carrying value and our estimate of the future net discounted cash flows to be generated by those assets.
      Other costs represent other miscellaneous store closing costs, including among other things, costs related to third-party inventory liquidation and fixtures, signage and register removal.
Liquidity and Capital Resources
      Our capital requirements are primarily for capital expenditures in connection with new store openings, the construction of our third distribution center, other infrastructure investments, and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements are funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our credit facility.
      The following table provides cash flow related information for the three fiscal years ended January 28, 2006.

	2006	2005	2004

Net cash (used for) provided by operating activities	$(31.5)	$141.9	$51.7
Net cash used for investing activities	(142.8)	(67.1)	(51.1)
Net cash provided by (used for) financing activities	112.6	(12.6)	(46.4)

Net (decrease) increase in cash and cash equivalents	$(61.7)	$62.2	$(45.8)

Ending cash and cash equivalents	$17.9	$79.6	$17.4

Net Cash (Used For) Provided By Operating Activities
      Net cash used for operating activities was $31.5 million in fiscal 2006, compared with net cash provided of $141.9 million in fiscal 2005, a decrease of $173.4 million. The decrease was generated by changes in operating assets and liabilities, which in fiscal 2006 represented a $69.1 million use of cash versus a $35.8 million source of cash in fiscal 2005. Cash flows from operating activities, before changes in operating assets and liabilities, were $37.6 million in fiscal 2006 versus $106.1 million generated in fiscal 2005. The decrease in cash flows from operating activities, before changes in operating assets and liabilities, was caused primarily by our net loss in fiscal 2006.
      Inventories, net of payable support, were a net use of cash of $95.6 million in fiscal 2006, compared with a $10.1 million source of cash in fiscal 2005. Total inventories increased $75.0 million, or 17.1 percent year-over-year. Approximately 50 percent of this increase was in support of our store growth plans, with the remaining 50 percent representing increased inventory levels in same-stores and our distribution centers. Inventory levels in our traditional stores were up approximately 7 percent, on a same-store basis, and approximately 14 percent in our superstores. With respect to same-store inventory level increases, much of the increase was a result of increased levels of basic goods in support of certain merchandising initiatives and occurred primarily in yarn, paper crafting and fleece. The growth in those categories softened significantly in the third and fourth quarter, resulting in an excess inventory position. We are working on selling through this excess inventory as part of our Repair Plan initiative. See our earlier discussion under “Recent Developments and Business Update.” Inventory turns for fiscal 2006 were approximately 2.1 times, compared with 2.3 times in fiscal 2005 and 2.4 times in fiscal 2004.
      The total decrease in operating assets and liabilities in fiscal 2006 of $69.1 million benefited from the receipt of $23.9 million of landlord lease incentives, which we negotiate as we build-out certain new superstore locations. See the discussion under “Capital Expenditures” below.
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

Net Cash Used For Investing Activities
      Net cash used for investing activities for fiscal 2006 totaled $142.8 million compared with $67.1 million used in fiscal 2005 and consisted entirely of capital expenditures for both years. Capital expenditures are discussed further below under the caption “Capital Expenditures.”
      Net cash used for investing activities in fiscal 2005 totaled $67.1 million compared with $51.1 million in fiscal 2004.

Capital Expenditures
      Capital expenditures estimated for fiscal 2007 and for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by the landlord. Capital expenditures primarily relate to the operation of the stores, including new store openings, distribution center construction, maintenance capital and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2007
	Outlook	2006	2005	2004

Cash	$50-$55	$118.9	$58.2	$52.2
Cash — landlord reimbursed	15	23.9	8.9	5.4

Total	$65-$70	$142.8	$67.1	$57.6

      Capital expenditures for fiscal 2006 totaled $142.8 million. Store related expenditures, including our superstore openings, accounted for approximately 65 percent of total capital spending in fiscal 2006.

Expenditures related to the construction of our new distribution center in Opelika, Alabama accounted for approximately 30 percent of total capital spending in fiscal 2006. During fiscal 2006, we opened 40 superstores and four traditional stores and closed 57 traditional stores. We have completed construction of the Opelika distribution center. The total capital cost of this project is estimated to be $48 to $50 million. The facility opened in April 2006. Capital spending on this project was $44 million for fiscal 2006.
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
      We anticipate capital expenditures in fiscal 2007 of approximately $65 to $70 million. We plan to reduce the number of new store openings from 44 stores in fiscal 2006 to 26 stores (21 of which we expect will be superstores) in fiscal 2007, and defer other discretionary capital spending. Our capital spending plan, net of landlord lease incentives received, for fiscal 2007 is approximately $50 to $55 million.

Net Cash Provided By (Used For) Financing Activities
      Net cash provided by financing activities was $112.6 million in fiscal 2006 compared with net cash used for financing activities of $12.6 million during fiscal 2005. Long-term debt at the end of fiscal 2006 was $203.7 million and consisted of $103.7 million on our Credit Facility and $100.0 million of 7.5 percent senior subordinated notes (the “Notes”). Debt levels increased $103.7 million during fiscal 2006, compared with a net decrease of $13.7 million in the prior year, primarily due to increases in inventory and working capital requirements. In February 2006, we amended our Credit Facility primarily to increase the commitment from $350 million to $425 million. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant. See “Sources of Liquidity” below for further discussion of the Credit Facility.
      Net cash used for financing activities was $12.6 million during fiscal 2005 compared with $46.4 million during fiscal 2004. Long-term debt at the end of fiscal 2005 was $100 million, our lowest year-end debt level in seven years. Debt levels decreased $13.7 million during fiscal 2005, compared with a net decrease of $49.2 million in the prior year. During the first quarter of fiscal 2005, we completed two capital financing initiatives. In February 2004, we issued $100 million of 7.5 percent Notes, which enabled us to repurchase the remaining $64.4 million of our 10.375 percent senior subordinated notes that were outstanding at the beginning of the year at an aggregate premium of 103.4 percent to par value. In April 2004, we amended our Credit Facility, extending the term until April 30, 2009 and reducing the commitment to $350 million. See “Sources of Liquidity” below for further discussion of these financing initiatives.
      As of January 28, 2006, we had the ability to borrow up to an additional $163 million under our Credit Facility.
      Net cash used for financing activities was $46.4 million during fiscal 2004 and primarily related to a $49.2 million decrease in debt borrowings resulting from cash generated by strong operating performance. During fiscal 2004, we redeemed or repurchased in the open market, approximately $58.5 million of our 10.375 percent senior subordinated notes at an aggregate premium of 105.4 percent to par value. These purchases were made utilizing excess cash on hand and borrowings under our Credit Facility.

Common Share Repurchases
      During fiscal 2006, we purchased 27,445 of our common shares at an aggregate price of $0.7 million, utilizing proceeds received from stock option exercises. As of January 28, 2006, we are authorized to purchase up to an additional 1.3 million shares of our common stock under previous authorizations from our Board of Directors.

Sources of Liquidity
      We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand, and our Credit Facility.
      We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.
      Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2006, our long-term unsecured debt was rated “B2” by Moody’s Investor Services and “B-” by Standard & Poor’s. Both Moody’s and Standard & Poor’s had us on a credit watch with a negative outlook. Standard and Poor’s lowered our unsecured debt rating in January from “B” to “B-,” and in April, from “B-” to “CCC,” and removed us from credit watch with a negative outlook. In February, Moody’s lowered our unsecured debt rating from “B2” to “B3,” maintaining the credit watch with a negative outlook. These downgrades are primarily due to the deterioration in our business performance over the past year, as well as the additional debt and lease leverage we have accumulated. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings would adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
      Our current debt obligations as of the end of fiscal 2006 include $103.7 million in borrowings outstanding under our Credit Facility, and $100 million outstanding under our 7.5 percent senior subordinated notes.
      Senior Bank Credit Facility. Our Credit Facility is a $425 million revolver led by Bank of America Retail Finance, Inc. (formerly Fleet Retail Group, Inc.) that expires April 30, 2009. This facility’s most recent amendments are summarized below:

•	In February 2006, we amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

•	In April 2004, we extended the expiration date of the Credit Facility to April 30, 2009.
      The Credit Facility is secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of our wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At the end of fiscal 2006, interest on our borrowings under the Credit Facility was both at the bank’s base rate and LIBOR plus 1.25 percent. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $1.8 million, related to the unamortized portion of the deferred financing costs of the original financing, as well as the amendment fees, are being amortized over the term of the Credit Facility.
      As of January 28, 2006, we had borrowings outstanding of $103.7 million under the Credit Facility at an interest rate of 6.14 percent and $58.9 million in letters of credit outstanding.
      Our weighted average interest rate (including the impact of the $40 million interest rate swap that expired on April 30, 2005) and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 5.8 percent and $83.2 million during fiscal 2006 and 6.7 percent and $57.3 million during fiscal 2005.
      The Credit Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, we are required to comply with a minimum consolidated net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of January 28, 2006, excess availability was $163.3 million, and at our peak borrowing level during fiscal 2006, the excess availability was $64.4 million. The Credit Facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. During fiscal 2006 we were in compliance with all covenants under the Credit Facility.
      Senior Subordinated Notes. On February 26, 2004, we issued $100 million 7.5 percent Notes due 2012. Interest on the Notes is payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. We have the option of redeeming the Notes at any time after March 1, 2008 in accordance with certain call provisions of the related Notes indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of our wholly-owned subsidiaries. Net proceeds from the fiscal 2005 placement of approximately $97.4 million were used to repurchase the balance of the 10.375 percent senior subordinated notes that remained outstanding and for general corporate purposes.
      The Notes indenture contains covenants that, among other things, restrict our ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness and require an offer to repurchase the Notes in the event of a change in control. The indenture defines various events of default, including cross default provisions and defaults for any material judgments. At January 28, 2006, we are in compliance with all covenants under the Notes indenture.
      Failure to comply with these restrictions and covenants could result in defaults under our Credit Facility and/or the Notes indenture. Any default, if not waived, could result in our debt becoming immediately due and payable.
      During fiscal 2005 and 2004, we purchased $64.4 million and $58.5 million, respectively, in face value of the 10.375 percent senior subordinated notes. The purchases were made at an aggregate premium of 103.4 percent and 105.4 percent, respectively, to par value. We recorded pre-tax charges of $4.2 million and $4.3 million, in fiscal years 2005 and 2004, respectively, primarily for the cash premium paid and the related write-off of applicable deferred debt costs. These charges are reflected in the debt repurchase and share reclassification expenses line item in the statement of operations.
Restricted Stock Program
      During fiscal 2005, we implemented changes in our long-term compensation for employees, which we believed would help us to attract and retain the best employees, and better align employee interests with those of our shareholders. A larger portion of annual grants to employees are now being made in restricted stock awards rather than stock options. The award of restricted stock offers employees the opportunity to earn shares of our stock over time, rather than options that provide employees the right to purchase stock at a set price. Stock options also continue to be awarded to new employees and employees who are promoted into certain management positions.
      In fiscal 2006 and 2005, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of our employees that is intended to serve as a retention vehicle and is coupled with performance awards. The base and performance awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. The base award grants, which are time-based awards, amounted to approximately 166,000 restricted shares in fiscal 2006 and 205,000 restricted shares in fiscal 2005. The performance-based award provides the potential to receive generally up to three-times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on achieving certain earnings performance goals over the three-year time frame, which we currently do not believe can be achieved. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period. As of January 28, 2006, all stock-based compensation expense associated with performance-based awards, totaling $2.4 million, has been reversed due to our operating performance.

      On November 18, 2005, the Compensation Committee of the Board of Directors approved a retention program which provided a guaranteed cash retention payment, in lieu of a bonus opportunity under the Management Incentive Plan, and awarded restricted stock and stock options under the 1998 Plan to key management employees. The restricted stock awards amounted to approximately 233,000 shares and will vest 50% on March 1, 2007 and 50% on March 1, 2008. The stock option awards amounted to approximately 390,000 shares and will vest 50% on March 1, 2009 and 50% on March 1, 2010.
Off-Balance Sheet Transactions
      Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.
Contractual Obligations and Commitments
      The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 28, 2006:

	Payments Due by Period (1)

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7.5 percent senior subordinated notes	$100.0	$—	$—	$—	$100.0
7.5 percent senior subordinated notes interest(1)	48.8	7.5	22.5	15.0	3.8
Credit Facility — revolving facility	103.7	—	—	103.7	—
Letters of credit(2)	58.9	58.9	—	—	—
Operating leases	878.6	142.7	232.7	170.9	332.3

Total Contractual Cash Obligations	$1,190.0	$209.1	$255.2	$289.6	$436.1

(1)	Interest is included as a contractual obligation on the 7.5 percent Notes only. The calculation of interest on the Credit Facility is dependent on the average borrowings during the year and a variable interest rate, which currently approximates 6.0 percent (set at 125 basis points over LIBOR). We did not include these amounts due to their subjectivity and estimation required. See “Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Credit Facility.

(2)	Includes commercial letters of credit of $32.9 million and $26.0 million of standby letters of credit.
Seasonality and Inflation
      Our business exhibits seasonality, which is typical for most retail companies. Our sales are much stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the fourth quarter.

      Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2006				Fiscal 2005

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$420.7	$383.8	$474.2	$604.1	$404.9	$371.0	$448.3	$588.2
Same-store sales percentage change	0.6%	(0.5)%	0.7%	(3.0)%	6.6%	3.1%	(0.9)%	4.3%
Gross margin	$204.8	$184.8	$216.3	$253.3	$199.0	$181.9	$214.2	$267.0
Gross margin percent to sales	48.7%	48.2%	45.6%	41.9%	49.1%	49.0%	47.8%	45.4%
Operating profit (loss)	$8.8	$(5.7)	$(1.7)	$(8.9)	$14.5	$3.9	$14.7	$54.8
Operating profit (loss) percent to sales	2.1%	(1.5)%	(0.4)%	(1.5)%	3.6%	1.1%	3.3%	9.3%
Net income (loss)	$4.2	$(5.1)	$(4.1)	$(18.0)	$6.7	$0.3	$6.9	$32.3
Inventories	446.4	574.0	654.1	514.7	420.1	508.4	530.2	439.7
Long-term debt	100.0	174.8	290.0	203.7	106.6	161.7	200.0	100.0
      We believe that inflation has not had a significant effect on the growth of net sales or on net income (loss) over the past three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.
Critical Accounting Policies and Estimates
      Management strives to report the Company’s financial results in a clear and understandable manner. We follow generally accepted accounting principles in preparing our consolidated financial statements. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:
Inventory Valuation
      Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis. Inventory valuation methods require certain management estimates and judgments. These include estimates of shrink, as well as estimates of net realizable value on product designated for clearance, which affects the ending inventory valuation at cost, as well as the gross margins reported for the year.
      Our accrual for shrink is based on the actual historical shrink results of our recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 28, 2006 is based on shrink results of prior physical inventories. All of our store locations that have been open one year or more are physically inventoried once a year. We will continue to monitor and adjust our shrink rate estimates based on the results of store physical inventories and shrink trends.
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
Vendor Allowances
      All vendor consideration received, including cash discounts, volume discounts and co-operative advertising fees are included as a reduction of cost of sales. Cash discounts and volume discounts are recognized in cost of sales when the related merchandise is sold. We recognize co-operative advertising fees under vendor agreements when the related merchandise is sold according to Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” and the execution of new or modifications of existing vendor agreements.
Gift Cards and Gift Card Breakage
      Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. This gift card breakage is determined based on the historical redemption patterns of gift cards. Beginning in fiscal 2006, we began to recognize gift card breakage as a component of net sales in the consolidated statement of operations. In the fourth quarter of fiscal 2006, we recognized $3.2 million of pre-tax income related to the recognition of gift card breakage. Fiscal 2006 was the first period in which we recognized gift card breakage under the redemption method which resulted in an adjustment for breakage income related to gift cards sold since fiscal 2002.
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
      During the fourth quarter of fiscal 2006, we conducted the annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of the evaluation, we determined that the carrying amount of our goodwill exceeded its implied fair value and that a full impairment of goodwill existed.
      During the fourth quarter of fiscal 2005 and 2004, we performed the required annual impairment tests of the carrying amount of goodwill and determined that no goodwill impairment existed.
      Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and record any required impairment charge. During the fourth quarter of fiscal 2006 and fiscal 2005, we performed impairment tests as required by SFAS No. 144. As a result of the evaluation, we recorded impairments of $3.0 million and $0.6 million, respectively, on assets of certain stores still in operation. There was no impairment recorded in fiscal 2004.
Store Closing Costs
      We account for store closing costs according to the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.
Accrued Expenses
      We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance related expenses, portions of which are self-insured. Our workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred but not yet reported. These estimates are based on historical loss development factors. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.
Operating Leases
      Rent expense for our operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.
      Construction allowances and landlord incentives received from landlords are recorded as a deferred rent liability and amortized to rent expense over the initial term of the lease. Our statement of cash flows reflects the receipt of incentives as an increase in cash flows from operating activities.
Income Taxes
      We do business in various jurisdictions that impose income taxes. Management determines the aggregate amount of income tax expense to accrue and the amount currently payable based upon the tax statutes of each jurisdiction, pursuant to the asset and liability method. This process involves adjusting book income for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different judgments had been made, our tax expense, assets and liabilities could have been different. Our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from different jurisdictions may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly. We also regularly evaluate the status and likely outcome of uncertain tax positions.
      As a matter of course, we are regularly audited by federal and state tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact our ultimate payment for such exposures.
Recent Accounting Pronouncements
      In addition to the accounting pronouncements referenced above in our discussion of critical accounting policies, the following accounting pronouncements may have an impact on our results of operations or financial position, as discussed further below.
Emerging Issues Task Force Issue 05-06: “Determining the Amortization Period for Leasehold Improvements”
      In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-06 is effective for periods beginning after June 29, 2005. As this is consistent with our current policy, the adoption of EITF 05-06 did not have an impact on our consolidated financial statements.
FASB Interpretation No. 47, “Accounting for Contingent Asset Retirement Obligations”
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our consolidated financial statements.
Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R replaces SFAS No. 123, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
      SFAS No. 123R was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, we will adopt SFAS No. 123R as of the beginning of our 2007 fiscal year which is January 29, 2006. We voluntarily adopted SFAS No. 123 at the beginning of fiscal 2004 and began expensing the fair value cost of stock awards in the statement of operations. Currently, we use the Black-Scholes option pricing model to estimate the fair value of stock options granted and are evaluating other option valuation models, including the Black-Scholes model, to determine which model we will utilize upon adoption of SFAS No. 123R. We plan to adopt SFAS No. 123R using the modified prospective method. We do not expect the adoption of SFAS No. 123R to have a material impact on our consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payments” (“SAB 107”) to provide public companies additional guidance in applying the provisions of SFAS No. 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance.
FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”
      In November 2005, the FASB issued final FASB Staff Position (“FSP”) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is allowed to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. FSP 123R-3 is effective upon initial adoption of SFAS No. 123R and will become effective for APIC the first quarter of fiscal 2007. We currently are evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our consolidated financial statements.
Cautionary Statement Concerning Forward-Looking Statements
      Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, effective execution of the Repair Plan strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or wide spread severe weather, our inability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on attaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our Credit Facility.
      We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately one-third of our purchases internationally in fiscal 2006. Our international purchases are concentrated in China and other Asian countries.
      In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we set in place in early fiscal 2005, which consists of the fixed rate $100 million Notes and our variable rate Credit Facility, which is designed to be a working capital facility. We estimate that a one-percent increase or decrease in interest rates, based on fiscal 2006 average debt levels, would cause an increase or decrease to interest expense of $0.8 million.
      In the past, we also utilized interest rate swaps to achieve our objective of managing our exposure to interest rate changes. We utilized interest rate swaps to manage net exposure to interest rate changes related to our variable rate bank credit facilities. We had a $40.0 million interest rate swap with a fixed LIBOR of 6.72 percent that expired on April 30, 2005.
      In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we reviewed and designated our interest rate swap agreement as a cash flow hedge and recognized the fair value of our interest rate swap agreement on the balance sheet in accrued expenses. Changes in the fair value of this agreement is recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2005 and fiscal 2004, unrealized after-tax net gains of $1.6 million and $1.0 million, respectively, were recorded in other comprehensive income (loss). The hedge ineffectiveness expense (income) for fiscal 2005 and 2004 was $0.4 million and $(0.7) million, respectively, and is reflected in interest expense.

Item 8.	Financial Statements and Supplementary Data
Jo-Ann Stores, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:
      We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the Company) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at January 28, 2006 and January 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 21, 2006

Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	January 28,	January 29,
	2006	2005

	(Dollars in millions, except
	share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17.9	$79.6
Inventories	514.7	439.7
Deferred income taxes	38.0	21.3
Prepaid expenses and other current assets	35.2	22.3

Total current assets	605.8	562.9
Property, equipment and leasehold improvements, net	331.7	238.0
Goodwill, net	—	27.1
Other assets	9.3	11.3

Total assets	$946.8	$839.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$146.6	$167.2
Accrued expenses	94.1	91.6

Total current liabilities	240.7	258.8
Long-term debt	203.7	100.0
Deferred income taxes	23.2	27.6
Lease obligations and other long-term liabilities	79.8	44.0
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,050,507 and 26,321,934, respectively	1.4	1.3
Additional paid-in capital	165.4	151.8
Retained earnings	276.6	299.6

	443.4	452.7
Treasury stock, at cost, 3,675,439 shares and 3,737,407 shares, respectively	(44.0)	(43.8)

Total shareholders’ equity	399.4	408.9

Total liabilities and shareholders’ equity	$946.8	$839.3

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations

	Fiscal Year-Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in millions,
	except earnings per share data)
Net sales	$1,882.8	$1,812.4	$1,734.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,023.6	950.3	923.5

Gross margin	859.2	862.1	810.6
Selling, general and administrative expenses	774.0	708.5	671.2
Store pre-opening and closing costs	23.4	18.5	13.3
Depreciation and amortization	42.2	43.0	39.0
Debt repurchase and share reclassification expenses	—	4.2	5.5
Goodwill impairment	27.1	—	—

Operating (loss) profit	(7.5)	87.9	81.6
Interest expense, net	12.8	13.7	16.5

(Loss) income before income taxes	(20.3)	74.2	65.1
Income tax provision	2.7	28.0	25.0

Net (loss) income	$(23.0)	$46.2	$40.1

Basic net (loss) income per common share	$(1.01)	$2.09	$1.88

Diluted net (loss) income per common share	$(1.01)	$2.02	$1.82

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year-Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

	(Dollars in millions)
Net cash flows from operating activities:
Net (loss) income	$(23.0)	$46.2	$40.1
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	42.2	43.0	39.0
Deferred income taxes	(21.1)	(6.3)	4.1
Stock-based compensation expense	2.8	7.7	6.4
Tax benefit on stock-based compensation plan awards	1.8	4.9	2.4
Amortization of deferred financing costs	0.9	2.0	1.5
Loss on disposal and impairment of fixed assets	6.9	4.4	2.9
Loss associated with purchase of senior subordinated notes	—	4.2	4.3
Goodwill impairment	27.1	—	—
Changes in operating assets and liabilities:
Increase in inventories	(75.0)	(35.1)	(41.5)
(Increase) decrease in prepaid expenses and other current assets	(12.9)	1.2	(6.3)
(Decrease) increase in accounts payable	(20.6)	45.2	(7.9)
Increase in accrued expenses	2.5	15.4	0.2
Increase in lease obligations, net	34.8	8.9	4.7
Increase in other long-term liabilities	1.0	0.9	0.2
Other, net	1.1	(0.7)	1.6

Net cash (used for) provided by operating activities	(31.5)	141.9	51.7
Net cash flows used for investing activities:
Capital expenditures	(142.8)	(67.1)	(57.6)
Proceeds from sale of equity investment	—	—	6.5

Net cash used for investing activities	(142.8)	(67.1)	(51.1)
Net cash flows provided by (used for) financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	97.4	—
Purchase of 10 3/8 % senior subordinated notes	—	(66.6)	(61.7)
Net change in revolving credit facility	103.7	(49.3)	9.3
Proceeds from stock-based compensation plans	7.9	10.0	6.6
Other, net	1.0	(4.1)	(0.6)

Net cash provided by (used for) financing activities	112.6	(12.6)	(46.4)

Net (decrease) increase in cash and cash equivalents	(61.7)	62.2	(45.8)
Cash and cash equivalents at beginning of year	79.6	17.4	63.2

Cash and cash equivalents at end of year	$17.9	$79.6	$17.4

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12.8	$11.2	$17.5
Income taxes, net of refunds	26.9	23.6	8.0
See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Shareholders’ Equity

			Common				Accumulated
	Net		Stock	Additional			Other	Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Comprehen-	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	sive Loss	Equity

	(Shares in thousands)		(Dollars in millions)
Balance, February 1, 2003	21,079	3,806	$1.3	$113.3	$(40.4)	$213.3	$(2.6)	$284.9
Net income	—	—	—	—	—	40.1	—	40.1
Change in fair value of derivatives, net of $0.6 million tax provision	—	—	—	—	—	—	1.0	1.0

Total comprehensive income								41.1
Exercise of stock options	418	—	—	4.0	—	—	—	4.0
Tax benefit on equity compensation	—	—	—	2.4	—	—	—	2.4
Stock-based compensation	150	—	—	6.4	—	—	—	6.4
Purchase of common stock	(75)	75	—	—	(1.6)	—	—	(1.6)
Issuance of treasury shares	106	(106)	—	0.7	0.7	—	—	1.4
Issuance of common stock — Associate Stock Ownership Plan	150	—	—	2.2	—	—	—	2.2

Balance, January 31, 2004	21,828	3,775	1.3	129.0	(41.3)	253.4	(1.6)	340.8
Net income	—	—	—	—	—	46.2	—	46.2
Change in fair value of derivatives, net of $1.0 million tax provision	—	—	—	—	—	—	1.6	1.6

Total comprehensive income								47.8
Exercise of stock options	768	(119)	—	7.0	0.6	—	—	7.6
Tax benefit on equity compensation	—	—	—	4.9	—	—	—	4.9
Stock-based compensation	(36)	—	—	7.7	—	—	—	7.7
Purchase of common stock	(119)	119	—	—	(3.3)	—	—	(3.3)
Issuance of treasury shares	38	(38)	—	0.8	0.2	—	—	1.0
Issuance of common stock — Associate Stock Ownership Plan	106	—	—	2.4	—	—	—	2.4

Balance, January 29, 2005	22,585	3,737	1.3	151.8	(43.8)	299.6	—	408.9
Net loss	—	—	—	—	—	(23.0)	—	(23.0)

Total comprehensive loss								(23.0)
Exercise of stock options	630	—	0.1	5.4	—	—	—	5.5
Tax benefit on equity compensation	—	—	—	1.8	—	—	—	1.8
Stock-based compensation	(35)	—	—	2.8	—	—	—	2.8
Purchase of common stock	(27)	27	—	—	(0.7)	—	—	(0.7)
Issuance of treasury shares	89	(89)	—	1.2	0.5	—	—	1.7
Issuance of common stock — Associate Stock Ownership Plan	133	—	—	2.4	—	—	—	2.4

Balance, January 28, 2006	23,375	3,675	$1.4	$165.4	$(44.0)	$276.6	$—	$399.4

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements
Note 1 — Significant Accounting Policies
Nature of Operations
      Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer with 838 retail stores in 47 states at January 28, 2006. The 684 traditional and 154 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
      The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:
Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2005 and 2004 financial statements have been reclassified to conform to the current year presentation.
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
Inventories
      Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost, as well as the gross margins reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the Company conducts store physical inventories to substantiate inventory balances.
      The Company’s accrual for shrink is based on the actual historical shrink results of recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of the Company’s store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 28, 2006 is based on shrink results of prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.
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

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years; furniture, fixtures and equipment from 2 to 10 years; and leasehold improvements for the lesser of 10 years or over the remaining life of the lease. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.
      Property, equipment and leasehold improvements consist of the following (dollars in millions):

	Fiscal Year

	2006	2005

Land and buildings	$62.2	$58.4
Furniture, fixtures and equipment	385.5	333.9
Leasehold improvements	125.5	102.7
Construction in progress	57.9	13.8

	631.1	508.8
Less accumulated depreciation and amortization	(299.4)	(270.8)

Property, equipment and leasehold improvements, net	$331.7	$238.0

      During fiscal 2006 the Company capitalized interest of $0.7 million related to the construction of a new distribution center in Opelika, Alabama.
Software Development
      The Company capitalized $1.9 million and $2.5 million in fiscal 2006 and fiscal 2005, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements and are being amortized on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational.
Goodwill
      The goodwill carried on the Company’s balance sheet at January 29, 2005 represented the excess of purchase price and related costs over the fair value assigned to the net assets acquired from House of Fabrics, Inc. in fiscal 1999. The goodwill recorded was non-deductible for tax purposes. A deferred tax adjustment made in fiscal year 2005 related to the House of Fabrics acquisition increased goodwill by $0.6 million.
      In fiscal 2003 the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is not amortized but is subject to impairment testing using fair value based approaches. This impairment testing is required to be performed at least annually.
      During the fourth quarter of fiscal 2006, the Company conducted the annual impairment testing required by SFAS No. 142. As a result of the evaluation, the Company determined that the carrying amount of the reporting unit’s goodwill exceeded its implied fair value and that a full impairment of goodwill existed. The Company recorded an impairment charge of $27.1 million in the fourth quarter of fiscal 2006. See Note 2 — Goodwill.
      During the fourth quarter of fiscal 2005 and 2004, the Company performed the required annual impairment tests under SFAS No. 142 and determined no goodwill impairment existed.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
Impairment of Long-Lived Assets
      Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and record any required impairment charge. During the fourth quarter of fiscal 2006 and fiscal 2005, the Company performed impairment tests as required by SFAS No. 144. As a result of the evaluation, impairments of $3.0 million and $0.6 million, respectively, were recorded on assets of certain stores still in operation. There was no impairment recorded in fiscal 2004. See Note 11 — Quarterly Financial Information.
      The carrying values of long-lived assets for stores identified for closure are reduced to their estimated fair value. See Note 3 — Store Closings for details related to the results of impairment testing performed.
Store Closing Costs
      The Company accounts for store closing costs according to the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. See Note 3 — Store Closings.
Accrued Expenses
      Certain material expenses are estimated to enable recording of those expenses in the period incurred. The most material estimates relate to compensation, taxes and insurance related expenses, for portions of which the Company is self-insured. Workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed, as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed, as well as historical medical claims experience for claims incurred but not yet reported. Differences in the Company’s estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Accrued expenses consist of the following (dollars in millions):

	Fiscal Year

	2006	2005

Accrued taxes	$28.4	$29.6
Accrued compensation	18.7	21.5
Accrued insurance	20.2	15.7
Other accrued expenses	26.8	24.8

	$94.1	$91.6

Financial Instruments
      A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value due to the short maturity of these instruments. The price of the 7.5 percent senior subordinated notes (the “Notes”) at January 28, 2006 in the high yield debt market was 87.0 percent to par value. Accordingly, the fair value of the Notes was $87.0 million versus their carrying value of $100 million.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
      In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in early fiscal 2005, which consisted of the fixed rate Notes and the variable rate senior bank credit facility (the “Credit Facility”), which is designed to be a working capital facility. In the past, the Company also utilized interest rate swaps to achieve this objective. The Company utilized interest rate swaps to manage net exposure to interest rate changes related to the Company’s variable rate bank credit facilities. The interest rate swap agreements required the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (“LIBOR”). The Company does not enter into financial instruments for trading purposes. The Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expired on April 30, 2005.
      The Company had reviewed and designated the previous interest rate swap agreement as a cash flow hedge and recognized the fair value of its interest rate swap agreement on the balance sheet in accrued expenses, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Changes in the fair value of the agreement are recorded in other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. During fiscal 2005, unrealized after-tax net gains of $1.6 million was recorded in other comprehensive income (loss). The hedge ineffectiveness expense (income) for fiscal 2005 and 2004 was $0.4 million and $(0.7) million, respectively, and is reflected in interest expense.
Income Taxes
      The Company does business in various jurisdictions that impose income taxes. The aggregate amount of income tax expense to accrue and the amount currently payable is based upon the tax statutes of each jurisdiction, pursuant to the asset and liability method. This process involves adjusting book income for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences that will reverse in subsequent years. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. The current tax provision can be affected by the mix of income and identification or resolution of uncertain tax positions. Because income from different jurisdictions may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. The rate is based on the best estimate of an annual effective rate, and those estimates are updated quarterly. The Company also regularly evaluates the status and likely outcome of uncertain tax positions.
      As a matter of course, the Company is regularly audited by federal, state and local tax authorities. Reserves are provided for potential exposures when it is considered probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. The Company evaluates these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment for such exposure.
Revenue Recognition
      The Company recognizes revenue at the time of sale of merchandise to its customers in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company allows for merchandise to be returned under most circumstances. The Company currently has a reserve for returns of $0.5 million at January 28, 2006. Returns historically have not had a material impact on the consolidated financial statements.

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
      Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of the Company’s liability for gift cards for which the likelihood of redemption by the customer is remote. This gift card breakage is determined based on the historical redemption patterns of gift cards. Beginning in fiscal 2006, the Company began to recognize gift card breakage as a component of net sales in the consolidated statement of operations. In the fourth quarter of fiscal 2006, the Company recognized $3.2 million of pre-tax income related to the recognition of gift card breakage. Fiscal 2006 was the first period in which the Company recognized gift card breakage under the redemption method which resulted in an adjustment for breakage income related to gift cards sold since fiscal 2002.
Cost of Sales
      Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the Company’s merchandise and accordingly are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and accordingly, are expensed as incurred as selling, general and administrative expenses (“SG&A”). Distribution network costs of $65.5 million, $58.5 million and $51.5 million were included in SG&A expenses for fiscal 2006, 2005 and 2004, respectively.
      All vendor consideration, including cash discounts, volume discounts and co-operative advertising fees are included as a reduction of cost of sales. Cash discounts and volume discounts are recognized in cost of sales when the related merchandise is sold. The Company recognizes co-operative advertising fees under vendor agreements when the related merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” Historically, vendor consideration has not had a significant impact to the trend of cost of sales or gross margin.
Operating Leases
      Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.
      Construction allowances and landlord incentives received from landlords are recorded as a deferred rent liability and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of incentives as an increase in cash flows from operating activities.
Store Pre-Opening Costs
      Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes the hiring and training costs for new employees, processing costs of initial merchandise and rental expense for the period prior to the store opening for business. Store pre-opening costs were $13.0 million, $9.6 million and $9.6 million in fiscal 2006, 2005 and 2004, respectively.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
Advertising Costs
      The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $66.1 million, $50.1 million and $47.7 million for fiscal 2006, 2005 and 2004, respectively.
Earnings Per Share
      Basic and diluted (loss) earnings per common share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the year. Diluted (loss) earnings per common share include the effect of the assumed exercise of dilutive stock-based awards (comprised of stock options and restricted shares) under the treasury stock method. Basic and diluted (loss) earnings per common share are as follows:

	Fiscal Year-Ended

	2006	2005	2004

	(Dollars in millions,
	except per share data)
Net (loss) income	$(23.0)	$46.2	$40.1

Weighted average shares (shares in thousands):
Basic	22,716	22,155	21,372
Incremental shares from assumed exercise of stock options	—	624	564
Incremental restricted shares	—	108	67

Diluted	22,716	22,887	22,003

Basic net (loss) income per common share	$(1.01)	$2.09	$1.88

Diluted net (loss) income per common share	$(1.01)	$2.02	$1.82

      For fiscal year 2006, all outstanding stock options were excluded from the calculation of diluted net loss per common share due to the Company’s net loss, because they would have an anti-dilutive effect. For fiscal 2006, an average of 1,715,808 stock options had exercise prices below the average market price of the Company’s common shares and an average of 469,441 stock options had exercise prices above the average market price of the Company’s common shares. As of January 28, 2006, the Company had 661,910 restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted net loss per common share.
      For fiscal 2005 and 2004 the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the Company’s common shares for the respective years. For fiscal 2005 and 2004, an average of 66,000 stock options and 175,000 stock options, respectively, were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.
Stock-Based Compensation
      At the beginning of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” compensation cost

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
recognized in fiscal year 2004 was the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.
      The following table shows the expense recognized by the Company for stock-based compensation under SFAS No. 123 and SFAS No. 148.

	Fiscal Year-Ended

	2006	2005	2004

Stock option compensation expense	$2.5	$3.4	$5.7
Restricted stock award amortization	0.3	4.3	0.7

	$2.8	$7.7	$6.4

      The reduced expense in fiscal 2006 compared with fiscal 2005 is attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restrictive stock program based on the Company’s operating performance, resulting in a reversal of $2.4 million of performance-based expense that previously had been recorded. In addition, stock-based compensation expense in fiscal 2006 was credited for $1.4 million for expense reversals related to unvested stock awards that had been recognized for those executives who have left the Company. See Note 7 — Stock-Based Compensation.
      The fair values of the options granted under the stock plans were determined at the date of grant using the Black-Scholes option pricing model. The Company does not pay dividends, so no dividend rate assumption was made. The significant assumptions used to calculate the fair value of the option grants were as follows:

	Fiscal Year-Ended

	2006	2005	2004

Weighted average fair value of options granted	$6.64	$14.16	$9.61
Expected volatility of underlying stock	.513 to .568	.594 to .653	.570 to .660
Risk-free interest rates	3.5% to 4.4%	2.4% to 3.7%	2.4% to 3.6%
Expected life	4 years	4 years	4 – 5.5 years
Expected life — Employee Stock Purchase Program	6 months	6 months	6 months
Recent Accounting Pronouncements
      In addition to the accounting pronouncements referenced above, the following accounting pronouncements may have an impact on the Company’s results of operations or financial position, as discussed further below.

Emerging Issues Task Force Issue 05-06: “Determining the Amortization Period for Leasehold Improvements”
      In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-06 is effective for periods beginning after June 29, 2005. Since this was consistent with the Company’s existing policy, the adoption of EITF 05-06 did not have an impact on the Company’s consolidated financial statements.

FASB Interpretation No. 47, “Accounting for Contingent Asset Retirement Obligations”
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 1 — Significant Accounting Policies (Continued)
liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R replaces SFAS No. 123, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
      SFAS No. 123R was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, the Company will adopt SFAS No. 123R as of the beginning of the Company’s 2007 fiscal year which is January 29, 2006. The Company voluntarily adopted SFAS No. 123 at the beginning of fiscal 2004 and began expensing the fair value cost of stock awards in the statement of operations. Currently, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The Company is evaluating various option valuation models, including the Black-Scholes model, to determine which model the Company will utilize upon adoption of SFAS No. 123R. The Company plans to adopt SFAS No. 123R using the modified prospective method. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the Company’s consolidated financial statements.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share Based Payments” (“SAB 107”) to provide public companies additional guidance in applying the provisions of SFAS No. 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance.

FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”
      In November 2005, the FASB issued final FASB Staff Position (“FSP”) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified-retrospective or modified-prospective method. Up to one year from the initial adoption of SFAS No. 123R or the effective date of the FSP is allowed to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. FSP 123R-3 is effective upon initial adoption of SFAS No. 123R and will become effective for APIC the first quarter of fiscal 2007. The Company is currently evaluating the potential impact of calculating the APIC pool with this alternative method and has not determined which method the Company will adopt, nor the expected impact on the Company’s consolidated financial statements.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Goodwill
      The goodwill carried on the Company’s books represented the excess of purchase price and related costs over the fair value assigned to the net assets acquired from House of Fabrics, Inc. in fiscal 1999. The goodwill recorded was non-deductible for tax purposes.
      At the beginning of the fourth quarter of fiscal 2006, the Company conducted the annual impairment testing required by SFAS No. 142 for fiscal 2006. As a result of the evaluation, the Company determined that the carrying amount of the goodwill exceeded its implied fair value and that a full impairment of goodwill existed. This impairment conclusion was reached considering the market capitalization of the Company, declining business trends, softness in the industry, deteriorating Company performance particularly in our seasonally significant fourth quarter, and the Company’s assessment of near-term future performance. Accordingly, during the fourth quarter of fiscal 2006, the Company recorded a non-cash and non-tax deductible charge of $27.1 million, which represented a write-off of the goodwill. This charge was reported as a separate line item in the statement of operations included in the consolidated financial statements.
      During the fourth quarter of fiscal 2005 and 2004, the Company performed the required annual impairment tests under SFAS No. 142, “Goodwill and Other Intangible Assets” and determined no goodwill impairment existed.
Note 3 — Store Closings
      The charges to the consolidated statement of operations for the three fiscal years ended January 28, 2006 related to store closings are summarized below, and include charges for store closings related to the superstore growth strategy and store performance. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended

	2006	2005	2004

	(Dollars in millions)
Store Closing Charges:
Non-cancelable lease obligations	$2.3	$1.4	$(0.1)
Asset impairment	3.7	2.5	2.1
Other costs	4.4	5.0	1.7

Total	$10.4	$8.9	$3.7

      Non-cancelable lease obligations, as discussed in Note 1, are accounted for in accordance with SFAS No. 146.
      Asset impairments include write-downs of fixed assets to their estimated fair value for stores closed, or scheduled to be closed, where impairment exists. The asset impairment represents the difference between the asset carrying value and the future net discounted cash flows estimated by the Company to be generated by those assets.
      Other costs represent other miscellaneous store closing costs, including among other things, costs related to third-party inventory liquidation and fixtures, signage and register removal.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Store Closings (Continued)
      Summarized below is a reconciliation of the beginning and ending store closing reserve balances for the three fiscal years ended January 28, 2006:

	Non-cancelable
	Lease	Asset	Other
	Obligations	Impairments	Costs	Total

	(Dollars in millions)
Balance at February 1, 2003	$3.5	$—	$0.9	$4.4
Amounts charged to expense	(0.1)	2.1	1.7	3.7
Utilization:
Cash	(1.6)	—	(1.3)	(2.9)
Non-Cash	—	(2.1)	(0.3)	(2.4)

Balance at January 31, 2004	1.8	—	1.0	2.8
Amounts charged to expense	1.4	2.5	5.0	8.9
Utilization:
Cash	(2.7)	—	(5.2)	(7.9)
Non-Cash	—	(2.5)	—	(2.5)

Balance at January 29, 2005	0.5	—	0.8	1.3
Amounts charged to expense	2.3	3.7	4.4	10.4
Utilization:
Cash	(2.5)	—	(4.3)	(6.8)
Non-Cash	(0.3)	(3.7)	—	(4.0)

Balance at January 28, 2006	$—	$—	$0.9	$0.9

Note 4 — Income Taxes
      The significant components of the income tax provision are as follows (dollars in millions):

	Fiscal Year-Ended

	2006	2005	2004

Current:
Federal	$20.4	$30.7	$18.7
State and local	3.4	3.6	2.2

	23.8	34.3	20.9
Deferred	(21.1)	(6.3)	4.1

Income tax provision	$2.7	$28.0	$25.0

      The reconciliation of income tax at the statutory rate to the income tax provision is as follows:

	Fiscal Year-Ended

	2006	2005	2004

Federal income tax at the statutory rate	$(7.1)	$26.0	$22.8
Effect of:
Non-deductible goodwill impairment	9.5	—	—
State and local taxes	0.3	2.4	1.8
Other, net	—	(0.4)	0.4

Income tax provision	$2.7	$28.0	$25.0

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4 — Income Taxes (Continued)
      The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)

	2006	2005

Current
Deferred tax assets:
Inventory items	$23.8	$17.4
Lease obligations	0.7	0.9
Employee benefits	9.1	0.8
Other	4.4	2.2

Net current deferred tax asset	$38.0	$21.3

Non-current
Deferred tax assets:
Lease Obligations	$29.2	$16.9
Equity investment	2.5	2.5
Employee benefits	3.1	1.9
Other	0.3	2.6
Valuation allowances	(2.7)	(2.5)

	32.4	21.4
Deferred tax liabilities:
Depreciation	(55.1)	(49.2)
Other	(0.5)	0.2

	(55.6)	(49.0)

Net non-current deferred tax liability	$(23.2)	$(27.6)

      The Company has recorded valuation allowances for equity losses on a minority investment and state net operating loss carryforwards, which may not be realizable.
Note 5 — Financing
      Long-term debt consists of the following (dollars in millions):

	Fiscal Year

	2006	2005

Senior bank credit facility	$103.7	$—
7.5 percent senior subordinated notes	100.0	100.0

Total Long-term debt	$203.7	$100.0

Secured Credit Facility
      The Credit Facility as amended is a $425 million revolver led by Bank of America Retail Finance, Inc. (formerly Fleet Retail Group, Inc.) that expires April 30, 2009. This facility’s most recent amendments are summarized below:

•	In February 2006, the Company amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

•	In April 2004, the Company extended the expiration date of the Credit Facility to April 30, 2009.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Financing (Continued)
      The Credit Facility is secured by a first priority perfected security interest in the Company’s inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or LIBOR plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At January 28, 2006, interest on the Company’s borrowings under the Credit Facility was both at the bank’s base rate and LIBOR plus 1.25 percent. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $1.8 million, related to the unamortized portion of the deferred financing costs of the original financing, as well as the amendment fees, are being amortized over the term of the Credit Facility. As of January 28, 2006, the Company had borrowings outstanding of $103.7 million under the Credit Facility at an interest rate of 6.14 percent and $58.9 million in letters of credit outstanding.
      The Company’s weighted average interest rate (including the impact of the $40 million interest rate swap that expired on April 30, 2005) and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 5.8 percent and $83.2 million during fiscal 2006 and 6.7 percent and $57.3 million during fiscal 2005.
      The Credit Facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of its business. The Company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, the Company is required to comply with the modified minimum consolidated net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of January 28, 2006, excess availability was $163.3 million, and at the Company’s peak borrowing level during fiscal 2006, the excess availability was $64.4 million. The Credit Facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. At January 28, 2006, the Company is in compliance with all covenants under the Credit Facility.
      The fair value of the debt outstanding under the Company’s Credit Facility approximated carrying value at January 28, 2006 and January 29, 2005.
Senior Subordinated Notes
      On February 26, 2004, the Company issued $100 million 7.5 percent Notes due in fiscal 2013 on March 1, 2012. Interest on the Notes is payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. The Company has the option of redeeming the Notes at any time after March 1, 2008 in accordance with certain call provisions of the related Note indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of the Company’s wholly-owned subsidiaries. Net proceeds from the fiscal 2005 placement of approximately $97.4 million were used to repurchase the balance of the 10.375 percent senior subordinated notes that remained outstanding and for general corporate purposes.
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
covenants could result in defaults under the Company’s Credit Facility and/or Note indenture. Any default, if not waived, could result in the Company’s debt becoming immediately due and payable. At January 28, 2006, the Company is in compliance with all covenants under its Note indenture.
      During fiscal 2005 and 2004, the Company purchased $64.4 million and $58.5 million, respectively, in face value of the 10.375 percent senior subordinated notes. The Company recorded pre-tax charges of $4.2 million and $4.3 million, in fiscal years 2005 and 2004, respectively, primarily for the cash premium paid and the related write-off of applicable deferred debt costs. These charges are reflected in the debt repurchase and share reclassification expenses line item on the statement of operations.
      Aggregate maturities of long-term debt for the next five fiscal years are: 2007 — $0.0; 2008 — $0.0; 2009 — $0.0; 2010 — $103.7 million; 2011 — $0.0 and thereafter — $100 million.
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
Right to Acquire Shares
      The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 4.0 million shares are subject to this agreement as of January 28, 2006.
Note 7 — Stock-Based Compensation
      The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock under these various stock-award compensation plans and uses treasury shares to fund the Company’s match under its 401(k) savings plan. Stock-based compensation expense resulting from the issuance of restricted shares and stock options is recognized over the vesting period of the awards.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7 — Stock-Based Compensation (Continued)
      Summarized below are the various plans used by the Company in administering its stock-based compensation award programs.

Plan	Overview

1998 Incentive Compensation Plan (the “1998 Plan”)	Allows for the grant of stock options, restricted stock, and stock equivalent units to employees and non-employee directors. It also allows the operation of an employee stock purchase program and a deferred stock program for non-employee directors. At January 28, 2006, 1,727,963 stock options, 1,405,325 restricted shares, and 66,000 stock equivalent units were outstanding under the 1998 Plan.

1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”)	Previously used to award stock options to non-employee directors. The plan is no longer used to grant stock options. At January 28, 2006, 58,950 stock options were outstanding under the Directors Stock Option Plan.

1994 Executive Incentive Plan (the “Executive Plan”)	Previously used to award restricted stock awards to executive officers, senior management and other key employees. This plan terminated on January 31, 2004. The termination of the plan does not affect shares that are currently outstanding under the plan. At January 28, 2006, 98,185 restricted shares were outstanding under the Executive Plan.

1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”)	Previously used to award stock options to officers and key employees. This plan terminated on March 14, 2000. The termination of the plan does not affect shares that are currently outstanding under the plan. At January 28, 2006, 219,999 stock options were outstanding under the 1990 Plan.

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

Restricted Stock Awards
      The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. All restrictions on such restricted shares terminate if the grantee remains in the continuous service of the Company throughout the vesting period. In fiscal 2006 and fiscal 2005, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of the Company’s employees that is intended to serve as a retention vehicle and is coupled with performance awards. The base and performance awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year.

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7 — Stock-Based Compensation (Continued)
The base award grants, which are time-based awards, amounted to approximately 166,000 and 205,000 restricted shares for fiscal 2006 and fiscal 2005, respectively. The performance-based award provides the potential to receive generally up to three times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on the Company achieving certain net income performance criteria that are measured at the end of the third year. The Shares Available to Grant table reflects both the fiscal 2006 and fiscal 2005 restricted stock base award grant and the performance award assuming superior level is achieved. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period. During fiscal 2006, all stock-based compensation expense associated with performance-based awards totaling $2.4 million was reversed due to the Company’s operating performance.

Shares Available to Grant
      The total number of shares available for awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, and (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of share awards actually granted in each such fiscal year.
      The following table summarizes award activity for the three fiscal years and the number of shares available for future awards under the 1998 Plan as of January 28, 2006:

	Stock	Restricted
	Options	Stock	Total

Available at February 1, 2003			1,384,806
Fiscal year 2004 incremental available			843,162
Granted	(806,387)	(11,500)	(817,887)
Cancellations	124,313	3,450	127,763

Available at January 31, 2004			1,537,844
Fiscal year 2005 incremental available			255,073
Granted — Time-Based Awards	(142,200)	(224,300)	(366,500)
Granted — Performance-Based Awards	—	(616,350)	(616,350)
Cancellations	156,430	121,500	277,930

Available at January 29, 2005			1,087,997
Fiscal year 2006 incremental available			136,631
Granted — Time-Based Awards	(493,950)	(430,300)	(924,250)
Granted — Performance-Based Awards	—	(499,200)	(499,200)
Cancellations	102,748	312,499	415,247

Available at January 28, 2006			216,425

Employee Stock Purchase Program
      The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) enables employees to subscribe to purchase shares of the Company’s common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2006, 2005 and 2004, stock purchase rights of

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7 — Stock-Based Compensation (Continued)
132,787 shares, 106,548 shares and 149,791 shares, respectively, were granted and exercised under the ASOP. The stock-based compensation expense was not significant for all the years presented.

Non-Employee Directors Deferred Stock Program
      The Company maintains a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company’s annual shareholders’ meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of the Company’s common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2006, 2005 and 2004, 2,064 deferred stock units, 1,105 deferred stock units and 864 deferred stock units, respectively, were deferred under the deferred stock program.
Award Activity
      On November 18, 2005, the Compensation Committee of the Board of Directors approved a retention program which provided a guaranteed cash retention payment, in lieu of a bonus opportunity under the Management Incentive Plan, and awarded restricted stock and stock options under the 1998 Plan to key management employees. The restricted stock awards amounted to approximately 233,000 shares and will vest 50 percent on March 1, 2007 and 50 percent on March 1, 2008. The stock option awards amounted to approximately 390,000 shares and will vest 50 percent on March 1, 2009 and 50 percent on March 1, 2010.
      Summarized below are stock option and restricted stock award activity for the 1998 Plan, the 1990 Plan, the Directors Stock Option Plan and the Executive Plan (collectively the “Plans”):

Stock Options
      The following is a summary of the Company’s stock option activity under the Plans:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	2,293,797	$14.09	3,077,917	$12.42	2,881,419	$10.37
Granted	493,950	14.72	142,200	27.89	806,387	17.97
Exercised	(629,972)	8.77	(767,773)	9.94	(478,973)	9.30
Cancelled	(105,863)	18.36	(158,547)	14.20	(130,916)	12.67

Outstanding, end of year	2,051,912	$15.66	2,293,797	$14.09	3,077,917	$12.42

Exercisable, end of year	1,176,509	$14.39	1,591,632	$11.54	1,490,091	$11.49

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7 — Stock-Based Compensation (Continued)
      The following table summarizes the status of stock options outstanding and exercisable at January 28, 2006:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Range of	Average	Remaining		Average
Number	Exercise	Exercise	Contractual	Number	Exercise
Outstanding	Prices	Price	Life	Exercisable	Price

491,881	$2.50 to $12.25	$8.30	4.2 years	475,006	$8.17
543,925	12.35 to 14.35	12.88	5.6 years	152,300	14.05
502,082	14.50 to 19.85	16.94	3.9 years	273,398	16.88
514,024	20.00 to 30.33	24.38	4.2 years	275,805	22.83

2,051,912	$2.50 to $30.33	$15.66	4.5 years	1,176,509	$14.39

Restricted Stock — Time-Based Awards
      As of January 28, 2006, 661,910 shares of restricted stock were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards).
      The following table summarizes information about time-based restricted stock awards:

	Number of Shares

Fiscal Year	2006	2005	2004

Outstanding, beginning of year	358,780	212,035	73,025
Granted	430,300	224,300	162,355
Exercised	(13,951)	(14,375)	(10,925)
Cancelled	(113,219)	(63,180)	(12,420)

Outstanding, end of year	661,910	358,780	212,035

      In fiscal 2006, 2005 and 2004, the Company granted time-based restricted stock awards with average per share fair values of $19.73, $27.84 and $18.45, respectively.
Restricted Stock — Performance-Based Awards
      The performance awards approved by the Compensation Committee of the Board of Directors are issued only upon the achievement of specific measurable performance criteria. Performance can be achieved on three different levels, minimum (“Threshold”), midpoint (“Target”) or maximum (“Superior”). The number of performance award shares earned shall be determined at the end of each performance period, generally three years, based on performance measurements determined by the Board of Directors and may result in an award of restricted stock at that time. Generally, performance award shares are subject to the performance criteria of compound annual growth in net income over the performance period, as adjusted for certain items (“Adjusted Net Income”) approved by the Compensation Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specified performance measure.
      Performance share target awards for the fiscal 2006-2008 and fiscal 2005-2007 performance periods require Adjusted Net Income growth in line with the Company’s internal projections over the performance period. In the event Adjusted Net Income exceeds the target projection, additional shares up to the Superior Award may be granted. In the event Adjusted Net Income falls below the target projection, but equals or exceeds the Threshold Award performance level, a reduced number of shares as few as the Threshold Award may be granted. If Adjusted Net Income falls below the Threshold Award performance level, no performance

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 7 — Stock-Based Compensation (Continued)
award shares will be granted. In addition, 30,000 stock equivalent units in fiscal 2006 and 36,000 stock equivalent units in fiscal 2005, with predefined qualitative performance measures are included in the performance share awards assigned in 2006 and 2005, respectively.
      The following tables summarize information about the performance-based restricted stock awards:

	Estimated Future Awards Under 1998
	Incentive Plan per Performance Level

Fiscal 2006 Award(1)	Threshold	Target	Superior

Assigned	166,400	332,800	499,200
Cancelled	(35,300)	(70,600)	(105,900)

Remaining, end of year — January 28, 2006	131,100	262,200	393,300

(1)	The number of shares represents the award amounts payable beginning in fiscal 2009 if earned for the fiscal years 2006-2008.

	Estimated Future Awards Under 1998
	Incentive Plan per Performance Level

Fiscal 2005 Award(2)	Threshold	Target	Superior

Assigned	205,450	410,900	616,350
Cancelled	(26,800)	(53,600)	(80,400)

Remaining, end of year — January 29, 2005	178,650	357,300	535,950
Cancelled	(42,550)	(85,100)	(127,650)

Remaining, end of year — January 28, 2006	136,100	272,200	408,300

(2)	The number of shares represents the award amounts payable beginning in fiscal 2008 if earned for the fiscal years 2005-2007.
Based upon the Company’s current and expected performance, the Company expects that threshold performance level for both the fiscal 2006 and 2005 performance-based restricted stock awards will not be attained.
Note 8 — Savings Plan and Postretirement Benefits
      The Company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution in the form of the Company’s common stock, up to a maximum employee contribution of six percent of the employee’s annual compensation, which was increased from four percent as of February 1, 2005. Employer contributions of the Company’s common stock have been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company’s matching contributions during fiscal 2006, 2005 and 2004 were $1.7 million, $1.0 million and $1.0 million, respectively. As of January 28, 2006, plan assets included 930,684 common shares with a fair market value of $12.6 million. Holders of the common shares are entitled to vote their respective shares.
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
      The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $18.6 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals

(Dollars in millions)
2007	$142.7
2008	127.7
2009	105.0
2010	91.8
2011	79.1
Thereafter	332.3

$878.6

      Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2006	2005	2004

(Dollars in millions)
Minimum rentals	$141.5	$132.5	$126.2
Contingent rentals	3.0	3.6	3.6
Sublease rentals	(10.5)	(9.4)	(8.6)

	$134.0	$126.7	$121.2

Note 11 — Quarterly Financial Information (Unaudited)
      Summarized below are the unaudited results of operations by quarter for fiscal 2006 and 2005:

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)
Net sales	$420.7	$383.8	$474.2	$604.1
Gross margin	204.8	184.8	216.3	253.3
Net income (loss)	4.2	(5.1)	(4.1)	(18.0)
Net income (loss) per common share:
Basic	$0.19	$(0.23)	$(0.18)	$(0.78)
Diluted	0.18	(0.23)	(0.18)	(0.78)

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Quarterly Financial Information (Unaudited) — (Continued)
      Net income for the fourth quarter of fiscal 2006 decreased approximately $29.4 million, net-of-tax, due to certain fourth quarter adjustments, which related to revisions of estimates affecting prior quarters, the goodwill impairment charge of $27.1 million, and certain severance costs. Net sales increased by $3.2 million as a result of the recognition of gift card breakage. Gross margin decreased by $2.8 million, pre-tax, as a result of adjustments to inventory shrink and clearance reserves. Selling, general and administrative expenses increased $4.2 million, pre-tax, as a result of adjustments made for store asset impairments ($3.0 million) and employee severance costs ($1.2 million). The Company recorded a non-cash charge of $27.1 million which represented a write-off of goodwill. See Note 2 — Goodwill.

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter

(Dollars in millions, except per share data)
Net sales	$404.9	$371.0	$448.3	$588.2
Gross margin	199.0	181.9	214.2	267.0
Net income	6.7	0.3	6.9	32.3
Net income per common share:
Basic	$0.31	$0.01	$0.31	$1.44
Diluted	0.30	0.01	0.30	1.40
      Net income in the fourth quarter of fiscal 2005 increased approximately $1.2 million, net-of-tax, due to a fourth quarter adjustment which related to revisions of estimates affecting prior quarters. Gross margin increased by $1.9 million, pre-tax, as a result of adjustments to store and distribution center inventory shrink reserves.
Note 12 — Share Reclassification
      On November 4, 2003, the Company announced that shareholders approved the reclassification of its Class A and Class B common shares into a single class of stock. Shareholders also approved certain other governance proposals. On November 5, 2003, shares of the single class of stock began trading on the New York Stock Exchange, under the symbol “JAS.”
      Under the reclassification, shares of the Company’s Class B common shares, which did not have voting rights other than as required by law, were amended to have one vote per share and were re-designated as the Company’s “common shares.” Each of the Company’s Class A common shares, which had one vote per share, was reclassified into 1.15 common shares. This resulted in approximately 1.6 million incremental common shares being issued at the time of the reclassification, increasing the number of common shares outstanding by approximately 8 percent.
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

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Consolidating Financial Statements
      The Company’s 7.5 percent Notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The Notes are subordinated to the Company’s Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for the fiscal years ended January 28, 2006 is as follows:

	January 28, 2006					January 29, 2005

Consolidating		Guarantor					Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations		Consolidated	Parent	Subsidiaries	Eliminations		Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$15.5	$2.4	$		$17.9	$76.6	$3.0	$		$79.6
Inventories	194.2	320.5			514.7	159.6	280.1			439.7
Deferred income taxes	27.6	10.4			38.0	16.5	4.8			21.3
Prepaid expenses and other current assets	21.5	13.7			35.2	14.3	8.0			22.3

Total current assets	258.8	347.0		—	605.8	267.0	295.9		—	562.9
Property, equipment and leasehold improvements, net	155.2	176.5			331.7	106.9	131.1			238.0
Goodwill, net	—	—			—	—	27.1			27.1
Other assets	7.8	1.5			9.3	9.8	1.5			11.3
Investment in subsidiaries	62.7	—		(62.7)	—	90.6	—		(90.6)	—
Intercompany receivable	397.8	—		(397.8)	—	295.4	—		(295.4)	—

Total assets	$882.3	$525.0		$(460.5)	$946.8	$769.7	$455.6		$(386.0)	$839.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117.6	$29.0			$146.6	$155.8	$11.4			$167.2
Accrued expenses	98.7	(4.6)			94.1	71.8	19.8			91.6

Total current liabilities	216.3	24.4		—	240.7	227.6	31.2		—	258.8
Long-term debt	203.7	—			203.7	100.0	—			100.0
Deferred income taxes	6.5	16.7			23.2	7.8	19.8			27.6
Lease obligations and other long-term liabilities	56.4	23.4			79.8	25.4	18.6			44.0
Intercompany payable	—	397.8		(397.8)	—	—	295.4		(295.4)	—
Shareholders’ equity:
Preferred stock	—	—			—	—	—			—
Common stock	1.4	—			1.4	1.3	—			1.3
Additional paid-in capital	165.4	—			165.4	151.8	—			151.8
Retained earnings	276.6	62.7		(62.7)	276.6	299.6	90.6		(90.6)	299.6

	443.4	62.7		(62.7)	443.4	452.7	90.6		(90.6)	452.7
Treasury stock, at cost	(44.0)	—			(44.0)	(43.8)	—			(43.8)

Total shareholders’ equity	399.4	62.7		(62.7)	399.4	408.9	90.6		(90.6)	408.9

Total liabilities and shareholders’ equity	$882.3	$525.0		$(460.5)	$946.8	$769.7	$455.6		$(386.0)	$839.3

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended

	January 28, 2006				January 29, 2005

Consolidating Statement		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$1,041.5	$1,452.5	$(611.2)	$1,882.8	$986.9	$1,293.0	$(467.5)	$1,812.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	622.8	1,012.0	(611.2)	1,023.6	590.0	827.8	(467.5)	950.3

Gross margin	418.7	440.5	—	859.2	396.9	465.2	—	862.1
Selling, general and administrative expenses	369.7	404.3		774.0	349.4	359.1		708.5
Store pre-opening and closing costs	14.9	8.5		23.4	9.6	8.9		18.5
Depreciation and amortization	21.0	21.2		42.2	18.4	24.6		43.0
Debt repurchase expenses	—	—		—	4.2	—		4.2
Goodwill impairment	—	27.1		27.1	—	—		—

Operating profit (loss)	13.1	(20.6)	—	(7.5)	15.3	72.6	—	87.9
Interest expense, net	5.0	7.8		12.8	0.9	12.8		13.7

Income (loss) before income taxes	8.1	(28.4)	—	(20.3)	14.4	59.8	—	74.2
Income tax provision (benefit)	3.2	(0.5)		2.7	5.5	22.5		28.0

Income (loss) before equity (loss) income	4.9	(27.9)	—	(23.0)	8.9	37.3	—	46.2
Equity (loss) income from subsidiaries	(27.9)	—	27.9	—	37.3	—	(37.3)	—

Net (loss) income	$(23.0)	$(27.9)	$27.9	$(23.0)	$46.2	$37.3	$(37.3)	$46.2

	Fiscal Year-Ended January 31, 2004

		Guarantor
Consolidating Statement of Operations	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$950.3	$1,153.2	$(369.4)	$1,734.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	567.5	725.4	(369.4)	923.5

Gross margin	382.8	427.8	—	810.6
Selling, general and administrative expenses	335.7	335.5		671.2
Store pre-opening and closing costs	6.4	6.9		13.3
Depreciation and amortization	15.3	23.7		39.0
Debt repurchase and share reclassification expenses	5.5	—		5.5

Operating profit	19.9	61.7	—	81.6
Interest expense, net	5.1	11.4		16.5

Income before income taxes	14.8	50.3	—	65.1
Income tax provision	7.2	17.8		25.0

Income before equity income	7.6	32.5	—	40.1
Equity income from subsidiaries	32.5	—	(32.5)	—

Net income	$40.1	$32.5	$(32.5)	$40.1

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended

	January 28, 2006				January 29, 2005

Consolidating Statements of		Guarantor				Guarantor
Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash (used for) provided by operating activities	$(101.1)	$69.6	$—	$(31.5)	$117.5	$24.4	$—	$141.9
Net cash flows used for investing activities:
Capital expenditures	(72.6)	(70.2)	—	(142.8)	(42.6)	(24.5)	—	(67.1)

Net cash used for investing activities	(72.6)	(70.2)	—	(142.8)	(42.6)	(24.5)	—	(67.1)
Net cash flows provided by (used for) financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	—	—	—	97.4	—	—	97.4
Purchase of 10 3/8 % senior subordinated notes	—	—	—	—	(66.6)	—	—	(66.6)
Net change in revolving credit facility	103.7	—	—	103.7	(49.3)	—	—	(49.3)
Proceeds from stock-based compensation plans	7.9	—	—	7.9	10.0	—	—	10.0
Other, net	1.0	—	—	1.0	(4.1)	—	—	(4.1)

Net cash provided by (used for) financing activities	112.6	—	—	112.6	(12.6)	—	—	(12.6)

Net (decrease) increase in cash and cash equivalents	(61.1)	(0.6)	—	(61.7)	62.3	(0.1)	—	62.2
Cash and cash equivalents at beginning of year	76.6	3.0	—	79.6	14.3	3.1	—	17.4

Cash and cash equivalents at end of year	$15.5	$2.4	$—	$17.9	$76.6	$3.0	$—	$79.6

	Fiscal Year-Ended January 31, 2004

		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net cash provided by operating activities	$31.0	$20.7	$—	$51.7
Net cash flows used for investing activities:
Capital expenditures	(37.0)	(20.6)	—	(57.6)
Proceeds from sale of equity investment	6.5	—	—	6.5

Net cash used for investing activities	(30.5)	(20.6)	—	(51.1)
Net cash flows used for financing activities:
Purchase of 10 3/8 % senior subordinated notes	(61.7)	—	—	(61.7)
Net change in revolving credit facility	9.3	—	—	9.3
Proceeds from stock-based compensation plans	6.6	—	—	6.6
Other, net	(0.6)	—	—	(0.6)

Net cash used for financing activities	(46.4)	—	—	(46.4)

Net (decrease) increase in cash and cash equivalents	(45.9)	0.1	—	(45.8)
Cash and cash equivalents at beginning of year	60.2	3.0	—	63.2

Cash and cash equivalents at end of year	$14.3	$3.1	$—	$17.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, as of January 28, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CAO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).
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
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
      Based on management’s assessment of internal controls over financial reporting under the criteria established in Internal Control — Integrated Framework, the Company concluded that, as of January 28, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on management’s assessment appears below.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Jo-Ann Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Jo-Ann Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jo-Ann Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 28, 2006, and our report dated March 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 21, 2006

Item 9B. Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this Item 10 as to the Directors of the Registrant is incorporated herein by reference to the information set forth under the caption “Nominees to and Current Members of the Board of Directors” in the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be held on June 14, 2006 (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Company’s fiscal year.
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
      The Company’s Code of Business Conduct and Ethics (the “Code”) is applicable to the Company’s directors, officers (including the Company’s principal executive officer and principal financial officer) and employees. The Code is posted on the Company’s website at www.joann.com. Any amendments to the Code will be posted on the website. In addition, any waivers of the Code for the directors or executive officers of the Company will be disclosed in a report on Form 8-K.

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
Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to		Under Equity
	Be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,006,912	$15.83	216,425
Equity compensation plans not approved by security holders(1)	45,000	7.75	—

Total	2,051,912	$15.66	216,425

(1)	On February 9, 2001, the Company registered 319,000 common shares to be issued in connection with options to purchase common shares pursuant to award agreements with certain employees. The options were granted under the rules provided for in the 1998 Incentive Compensation Plan. As of January 28, 2006, 45,000 of the 319,000 securities registered remain to be issued.

Item 13.	Certain Relationships and Related Transactions
      Ira Gumberg, one of the Company’s Directors, is President and Chief Executive Officer and a principal shareholder of J.J. Gumberg Co., a real estate development and investment company. J.J. Gumberg, Co. manages numerous shopping centers, 11 of which contain stores of the Company. The owners of the various shopping centers managed by J.J. Gumberg Co. are separate legal entities (individually referred to as “shopping center entity”) in which Mr. Gumberg or his immediate family may have some investment interest. Four of the leases were entered into after Mr. Gumberg became a Director of the Company, and we believe such leases are on terms no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid by the Company during fiscal 2006, 2005 and 2004 to the shopping center entities for various stores under lease amounted to $2.0 million, $2.1 million and $1.6 million, respectively.
      Betty Rosskamm, Alma Zimmerman, a member of one of the Company’s original founding families and who is now deceased, and the Company are parties to an agreement, dated October 30, 2003, relating to their Jo-Ann Stores Common Shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders (the “Rosskamms”) and Alma Zimmerman and her lineal descendants and permitted holders (the “Zimmermans”) may each sell up to 400,000 Common Shares in any calendar year and may not sell more than 200,000 of those shares in any 180-day period. If either the Rosskamms or Zimmermans plan to sell a number of their respective Common Shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the other family party and to the Company. Each of the Rosskamms and the Zimmermans are permitted to sell an unlimited number of shares to each other free of the Company’s right of first refusal and, with the permission of the other family party to the agreement, to the Company.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Principal Accounting Firm Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1)	Financial Statements
The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 42 of this report.

(2)	Financial Statement Schedules
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 76 through 77 of this Form 10-K, are filed as part of this Form 10-K.

Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as an Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)

3.2	Amended and Restated Code of Regulations (filed as an Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)

4.1	Second Amended and Restated Rights Agreement, dated November 4, 2003, between the Registrant and National City Bank, as Rights Agent (filed as an Exhibit 4.1 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

4.2	Indenture between the Registrant and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee, relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as an Exhibit 4.4 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

10.1	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as an Exhibit 10.5 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*

10.2	List of Executive Officers who participate in the Registrant’s Supplemental Retirement Benefit Plan, as amended *

10.3	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of October 30, 2005 (filed as an Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 1, 2005 and incorporated herein by reference)*

10.4	Employment Agreement dated October 21, 2005 between the Registrant and Alan Rosskamm (filed as an Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*

10.5	Employment Agreement dated October 21, 2005 between the Registrant and David Holmberg (filed as an Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*

10.6	Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended (filed as an Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*

10.7	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended (filed as an Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*

10.8	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman, a member of one of the Company’s original founding families and who is now deceased (Second Amended and Restated) (filed as an Exhibit 10.10 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*

10.9	Credit Agreement dated as of April 24, 2001 among the Registrant, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/ Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent (filed as an Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)

10.10	First Amendment to Credit Agreement dated as of April 24, 2001 (filed as an Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on June 19, 2001 and incorporated herein by reference)

10.11	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as an Exhibit 10.13 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.12	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as an Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

10.13	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as an Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)

10.14	Fifth Amendment to Credit Agreement dated February 23, 2006.

10.15	Fabri-Centers of America, Inc. Executive Incentive Plan (filed as an Exhibit 11 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*

10.16	Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors (filed as an Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on May 4, 2001 and incorporated herein by reference)*

10.17	Description of Executive Compensation Arrangements of the Registrant (incorporated herein by reference to Item 1.01 of Form 8-K, filed with the Commission on March 23, 2005)*

10.18	Description of Executive Compensation Arrangements of the Registrant (incorporated herein by reference to Item 1.01 of Form 8-K, filed with the Commission on November 23, 2005)*

10.19	Form of Restricted Stock Award Agreement of the Registrant (filed as an Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*

10.20	Form of Notice of Grant of Non-Qualified Stock Option (filed as an Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*

10.21	Letter Agreement entered into on November 22, 2005 between the Registrant and David Bolen regarding Mr. Bolen’s departure from the Company*

10.22	Letter Agreement entered into on November 23, 2005 between the Registrant and David Holmberg regarding Mr. Holmberg’s employment with the Company*

10.23	Letter Agreement entered into on February 28, 2006 between the Registrant and Alan Rosskamm regarding Mr. Rosskamm’s cessation of the Chairman, President and Chief Executive Officer positions upon the assumption of those roles by another individual.*

14	Code of Business Conduct and Ethics (filed as an Exhibit 14 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

21	Subsidiaries of Jo-Ann Stores, Inc.

23	Consent of Ernst & Young LLP, Independent Auditors

24	Power of Attorney

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Jo-Ann Stores, Inc.

By: /s/ Alan Rosskamm Alan Rosskamm President and Chief Executive Officer	April 13, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Alan Rosskamm Alan Rosskamm	Chairman of the Board and Director (Chief Executive Officer)

/s/ James Kerr* James Kerr	Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)

/s/ Scott Cowen* Scott Cowen	Director

/s/ Ira Gumberg* Ira Gumberg	Director

/s/ Patricia Morrison* Patricia Morrison	Director

/s/ Frank Newman* Frank Newman	Director

/s/ Beryl Raff* Beryl Raff	Director

/s/ Gregg Searle* Gregg Searle	Director

/s/ Tracey T. Travis* Tracey T. Travis	Director
      The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

*By: /s/ Alan Rosskamm Alan Rosskamm, Attorney-in-Fact	April 13, 2006