Form 10-Q
period 2006-04-29
JO-ANN STORES INC
filed 2006-06-08
CIK 34151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2006

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of June 2, 2006: 24,100,072

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended April 29, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	April 29,	January 28,	April 30,
	2006	2006	2005

	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26.1	$17.9	$43.2
Inventories	463.0	514.7	446.4
Deferred income taxes	38.0	38.0	21.3
Prepaid expenses and other current assets	26.8	35.2	20.7

Total current assets	553.9	605.8	531.6
Property, equipment and leasehold improvements, net	333.9	331.7	238.8
Goodwill, net	—	—	27.1
Other assets	10.2	9.3	11.4

Total assets	$898.0	$946.8	$808.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131.7	$146.6	$153.2
Accrued expenses	76.6	94.1	59.9

Total current liabilities	208.3	240.7	213.1
Long-term debt	190.0	203.7	100.0
Deferred income taxes	23.2	23.2	27.6
Lease obligations and other long-term liabilities	82.4	79.8	49.8
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,148,372; 27,050,507 and 26,458,708 shares, respectively	1.4	1.4	1.3
Additional paid-in capital	166.5	165.4	157.4
Retained earnings	270.0	276.6	303.8

	437.9	443.4	462.5
Treasury stock, at cost, 3,644,439; 3,675,439 and 3,734,217 shares, respectively	(43.8)	(44.0)	(44.1)

Total shareholders’ equity	394.1	399.4	418.4

Total liabilities and shareholders’ equity	$898.0	$946.8	$808.9

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

	(Dollars in millions, except share and per share data)
Net sales	$424.7	$420.7
Cost of sales	226.7	215.9

Gross margin	198.0	204.8
Selling, general and administrative expenses	189.7	180.6
Store pre-opening and closing costs	5.5	4.9
Depreciation and amortization	11.6	10.5

Operating (loss) profit	(8.8)	8.8
Interest expense, net	3.5	2.1

(Loss) income before income taxes	(12.3)	6.7
Income tax (benefit) provision	(4.7)	2.5

(Loss) income before cumulative effect of accounting change	(7.6)	4.2
Cumulative effect of change in accounting principle, net of tax	1.0	—

Net (loss) income	$(6.6)	$4.2

(Loss) income per common share — basic:
(Loss) income before cumulative effect of accounting change	$(0.32)	$0.19
Cumulative effect of change in accounting principle	0.04	—

Net (loss) income	$(0.28)	$0.19

(Loss) income per common share — diluted:
(Loss) income before cumulative effect of accounting change	$(0.32)	$0.18
Cumulative effect of change in accounting principle	0.04	—

Net (loss) income	$(0.28)	$0.18

Weighted average shares outstanding (in thousands):
Basic	23,316	22,479

Diluted	23,316	23,208

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:
Net (loss) income	$(6.6)	$4.2
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	11.6	10.5
Stock-based compensation expense	1.3	2.7
Cumulative effect of change in accounting principle	(1.0)	—
Tax benefit on stock-based compensation plan awards	—	0.4
Amortization of deferred financing costs	0.2	0.2
Loss on disposal of fixed assets	0.3	0.3
Changes in operating assets and liabilities:
Decrease (increase) in inventories	51.7	(6.7)
Decrease in prepaid expenses and other current assets	8.4	1.6
Decrease in accounts payable	(14.9)	(14.0)
Decrease in accrued expenses	(18.1)	(31.7)
Increase in lease obligations, net	2.4	5.1
Increase in other long-term liabilities	0.2	0.7
Other, net	(0.9)	(0.3)

Net cash provided by (used for) operating activities	34.6	(27.0)
Net cash flows used for investing activities:
Capital expenditures	(14.1)	(11.6)

Net cash used for investing activities	(14.1)	(11.6)
Net cash flows (used for) provided by financing activities:
Net change in revolving credit facility	(13.7)	—
Proceeds from stock-based compensation plans	1.2	2.2
Other, net	0.2	—

Net cash (used for) provided by financing activities	(12.3)	2.2

Net increase (decrease) in cash and cash equivalents	8.2	(36.4)
Cash and cash equivalents at beginning of period	17.9	79.6

Cash and cash equivalents at end of period	$26.1	$43.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5.1	$4.2
Income taxes, net of refunds	4.4	19.7

See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 — Basis of Presentation

     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts operating 825 retail stores in 47 states at April 29, 2006. The 663 traditional stores and 162 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2007 refers to the year-ended February 3, 2007). Fiscal 2007 is a 53-week year.

     The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2006 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended January 28, 2006.

     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of April 30, 2005 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

Note 2 — Stock-Based Compensation

     The Company administers its stock-based compensation award programs utilizing the 1998 Incentive Compensation Plan (“1998 Plan”). This plan provides for the grant of stock options, restricted stock, and stock equivalent units to employees and non-employee directors. It also allows for the operation of an employee stock purchase program and a deferred stock program for non-employee directors. The number of shares available for future awards under the 1998 Plan as of April 29, 2006 was 1,397,601. The Company has several other stock-based compensation award plans that have terminated, thus no new awards may be granted, but past awards remain outstanding under those plans. A full description of the various plans is contained in Note 7 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year-ended January 28, 2006.

     Prior to January 29, 2006, the Company used the fair value method of accounting as outlined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company had voluntarily adopted this method of accounting in fiscal 2004 under the permitted ‘modified prospective’ method.

     Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which replaces SFAS No. 123, using the modified prospective method. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting. The adoption of SFAS No. 123R did not have a significant impact on the Company’s financial condition or results of operations. The adoption of the new standard did result in a cumulative after-tax income item, which is discussed below.

     Among other things, SFAS No. 123R changes the manner of accounting for forfeitures of stock-based awards. Previously, the Company accounted for forfeitures as they occurred, which is no longer permitted. The Company must now estimate expected forfeitures as of the date the awards are granted and record compensation expense only for those awards that are ultimately expected to vest. Stock-based compensation expense is recognized over the vesting period of the awards.

     Further, upon adoption, the Company must also estimate the forfeitures that are expected to occur on awards that are currently outstanding and reduce the previously recognized compensation expense. The after-tax amount of this reduction is presented on the statement of operations as a cumulative effect of a change in accounting principle. The Company estimated its forfeiture rates based on its historical experience during the preceding ten years and recorded a cumulative after-tax adjustment of $1.0 million, or $0.04 per diluted common share in the first quarter of fiscal 2007.

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock-based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards be classified as financing cash flows. The gross excess tax benefit classified as a financing cash inflow in the first quarter of fiscal 2007 was not significant.

     The following table shows the expense recognized by the Company for stock-based compensation:

	Thirteen Weeks Ended
Dollars in millions	April 29, 2006	April 30, 2005

Stock option compensation expense	$0.6	$0.8
Restricted stock award amortization	0.7	1.9

	$1.3	$2.7

Stock Options

     The employee and non-employee director stock options granted under the 1998 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment or service following the date of grant and generally expire seven to ten years after the date of the grant. Stock options granted under the 1998 Plan may become exercisable or expire under different terms as approved by the Compensation Committee of the Board of Directors.

     The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes model requires several assumptions, which management developed and updates regularly based on historical trends and current market observations. The fair values of the options granted under the stock plans are determined at the date of grant. The Company does not pay dividends, thus, no dividend rate assumption is used.

     The Company estimates expected volatility based on the historical volatility of the price of the common stock over the expected life of the awards. The expected life represents the period of time that stock-based awards are expected to be outstanding. The Company also uses historical experience to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.

     The significant fair value assumptions were as follows:

Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

Weighted average fair value of options granted	$5.93	$13.21
Expected volatility of underlying stock	.491 to .584	.559 to .568
Risk-free interest rates	4.2% to 4.4%	3.5% to 4.2%
Expected life	2.2 to 5.2 years	4 years
Expected life — Employee Stock Purchase Program	6 months	6 months

     The following table summarizes activity, pricing and other information for the Company’s stock options for the thirteen weeks ended April 29, 2006:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	Per Option	Contractual Term	Value[a]

Outstanding at January 28, 2006	2,051,912	$15.66
Granted	24,500	12.24
Exercised	(3,125)	5.21
Cancelled	(291,189)	16.89

Outstanding at April 29, 2006	1,782,098	$15.43	4.4 years	$1,938,886

Expected to vest	1,698,895	$15.48	4.3 years	$1,936,624

Exercisable at April 29, 2006	1,105,148	$13.99	3.5 years	$1,921,643

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

     The total intrinsic value of options exercised during the first quarter of fiscal 2007 and fiscal 2006 were $24,700 and $1.5 million, respectively.

Restricted Stock Awards

     The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. The time-based and performance-based awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. The performance-based award provides the potential to receive generally up to three times that amount in additional shares, dependent on the Company achieving certain net income performance criteria that are measured at the end of the third year. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period.

Restricted Stock — Time-Based Awards

     As of April 29, 2006, 629,328 shares of restricted stock were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards).

     The following table summarizes activity for time-based restricted stock awards for the thirteen weeks ended April 29, 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	661,910	$20.83
Granted	103,050	12.22
Vested	(25,711)	17.30
Cancelled	(109,921)	19.89

Outstanding at April 29, 2006	629,328	$19.71

     The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date. Conceptually, a restricted share is considered an option with an exercise price of zero. Therefore, the fair value of a share is the same as the intrinsic value of such an option on that share.

     During the first quarter of fiscal 2007 and fiscal 2006, the Company granted time-based restricted stock awards with weighted-average grant-date fair values of $12.22, and $30.06, respectively. As of April 29, 2006, there was $6.3 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares fully vested during the first quarter of fiscal 2007 was $0.3 million. There were no shares that vested during the first quarter of fiscal 2006.

Restricted Stock — Performance-Based Awards

     The performance-based awards are issued only upon the achievement of specific measurable performance criteria. Performance can be achieved on three different levels, minimum (“Threshold”), midpoint (“Target”) or maximum (“Superior”). No expense was recognized in the first quarter of fiscal 2007 for performance awards based on the Company’s current and expected future performance. During the first quarter of fiscal 2006, $1.1 million of expense was recognized for performance awards.

     The following table summarizes information about the performance-based restricted stock awards assuming the Superior performance level for the thirteen weeks ended April 29, 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	801,600	$29.00
Cancelled	(126,750)	29.07

Outstanding at April 29, 2006	674,850	$28.98

Expected to Vest	—	$—

     Based upon the Company’s current and expected performance, the Company expects that the Threshold performance level for both the fiscal 2006 and 2005 performance-based restricted stock awards will not be attained.

Employee Stock Purchase Program

     The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) enables employees to subscribe to purchase shares of the Company’s common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During the thirteen weeks ended April 29, 2006 and April 30, 2005, stock purchase rights of 102,561 shares and 53,705 shares, respectively, were granted and exercised under the ASOP. The stock-based compensation expense was not significant for all the quarters presented.

Note 3 — Earnings Per Share

     Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.

     The following table presents information necessary to calculate basic and diluted (loss) earnings per common share (shares in thousands):

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

Weighted average shares outstanding:
Basic common shares	23,316	22,479
Incremental shares from assumed exercise of stock options	—	579
Incremental restricted shares	—	150

Diluted common shares	23,316	23,208

     For the first quarter of fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have an anti-dilutive effect due to the Company’s net loss. For the first quarter of fiscal 2007, an average of 485,429 stock options had exercise prices below the average market price of the Company’s common shares and an average of 1,376,403 stock options had exercise prices above the average market price of the Company’s common shares. As of April 29, 2006, the Company had 629,328 time-based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares.

     For the first quarter of fiscal 2006, the calculation of diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the Company’s common shares for the respective period. For the first quarter of fiscal 2006, an average of 64,850 stock options were not included in the computation of diluted net income per common share, because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.

Note 4 — Shareholders’ Equity
     During the first quarter of fiscal 2007, shares outstanding increased by 129,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock
	(Shares in thousands)		(Dollars in millions)
Balance, January 28, 2006	23,375	3,675	$1.4	$165.4	$(44.0)
Exercise of stock options	3	—	—	—	—
Purchase of common stock	(7)	7	—	—	(0.1)
Issuance of treasury shares	38	(38)	—	0.2	0.3
Associate stock ownership plan	103	—	—	1.2	—
Stock-based compensation	(8)	—	—	1.3	—
Cumulative effect of a change in
accounting principle	—	—	—	(1.6)	—

Year-to-date activity	129	(31)	—	1.1	0.2

Balance, April 29, 2006	23,504	3,644	$1.4	$166.5	$(43.8)

     As of April 29, 2006, the Company had 1,782,098 stock options outstanding and 629,328 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.

Note 5 — Consolidating Financial Statements (Unaudited)
     The Company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility.
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of April 29, 2006 and January 28, 2006 and for the thirteen weeks ended April 29, 2006 and April 30, 2005 are as follows:
Consolidating Balance Sheets
April 29, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$22.6	$3.5	$—	$26.1
Inventories	203.9	259.1		463.0
Deferred income taxes	27.6	10.4		38.0
Prepaid expenses and other current assets	16.6	10.2		26.8

Total current assets	270.7	283.2	—	553.9
Property, equipment and leasehold improvements, net	147.1	186.8		333.9
Other assets	8.7	1.5		10.2
Investment in subsidiaries	58.1	—	(58.1)	—
Intercompany receivable	354.5	—	(354.5)	—

Total assets	$839.1	$471.5	$(412.6)	$898.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$134.5	$(2.8)	$—	$131.7
Accrued expenses	58.5	18.1		76.6

Total current liabilities	193.0	15.3	—	208.3
Long-term debt	190.0	—		190.0
Deferred income taxes	6.5	16.7		23.2
Lease obligations and other long-term liabilities	55.5	26.9		82.4
Intercompany payable	—	354.5	(354.5)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	166.5	—		166.5
Retained earnings	270.0	58.1	(58.1)	270.0

	437.9	58.1	(58.1)	437.9
Treasury stock, at cost	(43.8)	—		(43.8)

Total shareholders’ equity	394.1	58.1	(58.1)	394.1

Total liabilities and shareholders’ equity	$839.1	$471.5	$(412.6)	$898.0

Note 5 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Balance Sheets
January 28, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$15.5	$2.4	$—	$17.9
Inventories	194.2	320.5		514.7
Deferred income taxes	27.6	10.4		38.0
Prepaid expenses and other current assets	21.5	13.7		35.2

Total current assets	258.8	347.0	—	605.8
Property, equipment and leasehold improvements, net	155.2	176.5		331.7
Other assets	7.8	1.5		9.3
Investment in subsidiaries	62.7	—	(62.7)	—
Intercompany receivable	397.8	—	(397.8)	—

Total assets	$882.3	$525.0	$(460.5)	$946.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117.6	$29.0	$—	$146.6
Accrued expenses	98.7	(4.6)		94.1

Total current liabilities	216.3	24.4	—	240.7
Long-term debt	203.7	—		203.7
Deferred income taxes	6.5	16.7		23.2
Lease obligations and other long-term liabilities	56.4	23.4		79.8
Intercompany payable	—	397.8	(397.8)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	165.4	—		165.4
Retained earnings	276.6	62.7	(62.7)	276.6

	443.4	62.7	(62.7)	443.4
Treasury stock, at cost	(44.0)	—		(44.0)

Total shareholders’ equity	399.4	62.7	(62.7)	399.4

Total liabilities and shareholders’ equity	$882.3	$525.0	$(460.5)	$946.8

Note 5 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended April 29, 2006 and April 30, 2005

	April 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net sales	$235.2	$300.2	$(110.7)	$424.7
Cost of sales	135.3	202.1	(110.7)	226.7

Gross margin	99.9	98.1	—	198.0
Selling, general and administrative expenses	94.7	95.0		189.7
Store pre-opening and closing costs	2.6	2.9		5.5
Depreciation and amortization	6.0	5.6		11.6

Operating loss	(3.4)	(5.4)	—	(8.8)
Interest expense, net	1.5	2.0		3.5

Loss before income taxes	(4.9)	(7.4)	—	(12.3)
Income tax benefit	(1.9)	(2.8)		(4.7)

Loss before equity loss & cumulative effect	(3.0)	(4.6)	—	(7.6)
Equity loss from subsidiaries	(4.6)	—	4.6	—

Loss before cumulative effect	(7.6)	(4.6)	4.6	(7.6)
Cumulative effect of accounting change, net of tax	1.0	—		1.0

Net loss	$(6.6)	$(4.6)	$4.6	$(6.6)

	April 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net sales	$230.6	$346.9	$(156.8)	$420.7
Cost of sales	141.6	231.1	(156.8)	215.9

Gross margin	89.0	115.8	—	204.8
Selling, general and administrative expenses	91.7	88.9		180.6
Store pre-opening and closing costs	3.4	1.5		4.9
Depreciation and amortization	4.8	5.7		10.5

Operating (loss) profit	(10.9)	19.7		8.8
Interest expense, net	0.9	1.2		2.1

(Loss) income before income taxes	(11.8)	18.5	—	6.7
Income tax provision (benefit)	(4.5)	7.0		2.5

(Loss) income before equity income	(7.3)	11.5	—	4.2
Equity income from subsidiaries	11.5	—	(11.5)	—

Net income	$4.2	$11.5	$(11.5)	$4.2

Note 5 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Cash Flows
Thirteen Weeks Ended April 29, 2006 and April 30, 2005

	April 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net cash provided by operating activities	$21.3	$13.3	$—	$34.6
Net cash flows used for investing activities:
Capital expenditures	(1.9)	(12.2)		(14.1)

Net cash used for investing activities	(1.9)	(12.2)	—	(14.1)
Net cash flows used for financing activities:
Net change in revolving credit facility	(13.7)	—		(13.7)
Proceeds from stock-based compensation plans	1.2	—		1.2
Other, net	0.2	—		0.2

Net cash used for financing activities	(12.3)	—	—	(12.3)

Net increase in cash and cash equivalents	7.1	1.1	—	8.2
Cash and cash equivalents at beginning of period	15.5	2.4		17.9

Cash and cash equivalents at end of period	$22.6	$3.5	$—	$26.1

	April 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Net cash (used for) provided by operating activities	$(32.4)	$5.4	$—	$(27.0)
Net cash flows used for investing activities:
Capital expenditures	(5.8)	(5.8)	—	(11.6)

Net cash used for investing activities	(5.8)	(5.8)	—	(11.6)
Net cash flows provided by financing activities:
Net change in revolving credit facility	—	—		—
Proceeds from stock-based compensation plans	2.2	—		2.2
Other, net	—	—		—

Net cash provided by financing activities	2.2	—	—	2.2

Net decrease in cash and cash equivalents	(36.0)	(0.4)	—	(36.4)
Cash and cash equivalents at beginning of period	76.6	3.0		79.6

Cash and cash equivalents at end of period	$40.6	$2.6	$—	$43.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion is intended to provide the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our Annual Report on Form 10-K. The financial information presented for the first quarter of fiscal 2006 has been reclassified for certain amounts to conform to the fiscal 2007 presentation.
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
     We continue to transition our store base by replacing our existing traditional stores with superstores. During 2007 we expect to open 26 stores, 21 of which will be new superstores, compared with 40 superstore openings during fiscal 2006. During the first quarter, we opened nine superstores and three traditional stores and closed 24 traditional stores and one superstore. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average, we close 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have grown our revenues significantly and, we believe, expanded the market size and our market share.
     As of April 29, 2006, we operated 825 stores in 47 states (663 traditional stores and 162 superstores — 91 of which are the prototype superstore format). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,650 square feet and generated net sales per store of approximately $1.6 million in fiscal 2006. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2006. Our current superstore prototype is 35,000 square feet, and stores open at least one year generated net sales per store of approximately $5.0 million in fiscal 2006.
Executive Overview
     The first quarter of fiscal 2007 was a challenging quarter as the fabric and crafts retail environment continues to be soft. While the first quarter was difficult, we are on schedule or ahead of plan on every objective we set forth in our Repair Plan. We believe that successful execution of the Repair Plan will enable us to finish the year as a stronger, more disciplined organization, with an improved merchandise assortment for our customers, a much improved inventory position, and a stronger balance sheet.
     The primary source of the ongoing softness we have been experiencing was in home decorating textiles and paper crafting, coupled with declines in two categories of our business, yarn and fleece, that had been very strong until the second-half of last year.

Highlights of the first quarter are as follows:
•	Net sales increased 1.0% to $424.7 million. Same-store sales decreased 3.9% versus a 0.6% same-store sales increase for the first quarter last year.
•	Our gross margin rate declined by 210 basis points, to 46.6% of net sales this quarter versus 48.7% for the first quarter last year. The decrease is attributable to steps we have taken to reduce inventory and is primarily due to higher markdowns related to clearance activity. As expected, in our effort to sell-through excess and discontinued inventory, the first quarter gross margin rate performance was significantly impacted.
•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, increased 180 basis points to 44.7% of net sales from 42.9% of net sales in the first quarter last year. The loss of expense leverage stemmed from the negative same-store sales performance, coupled with logistic costs related to the opening of our distribution center in Opelika, Alabama and increases in operating expenses, primarily driven by increases in store fixed expenses and advertising, resulting from the larger number of superstores in our store base.
SG&A includes stock-based compensation expense of $1.3 million, net of estimated forfeitures, in the first quarter of fiscal 2007, compared with $2.7 million in the first quarter last year. The reduced expense is attributable to an expectation that no performance-based shares will be earned under our restricted stock program, based on our current operating performance. In the first quarter last year, we recorded $1.1 million for the performance-based component of stock-based compensation expense.
•	Store pre-opening and closing costs increased $0.6 million for the first quarter of fiscal 2007 to $5.5 million, compared with $4.9 million in the first quarter last year, primarily due to the higher level of store closing activity year-over-year.
•	As of the beginning of the first quarter, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R among other things, changes the method of accounting for forfeited share-based awards. As a result, during the first quarter, we recorded a cumulative effect of the change in accounting principle credit of $1.0 million, net of tax, to reduce previously recognized expense for estimated forfeitures on existing awards which have not yet vested (See Note 2 to the consolidated interim financial statements).
•	First quarter net loss was $6.6 million or $(0.28) per diluted share, versus net income of $4.2 million or $0.18 per diluted share last year. First quarter results were positively impacted by $0.04 per diluted share due to the cumulative effect of the change in accounting principle related to adoption of SFAS No. 123R.
Recent Developments and Business Update
     Previously, we communicated to investors that our outlook for the current year indicated a difficult first half of the year, with year-over-year improvement in the back half of the year. Our current outlook is consistent with our previous communications. Our first quarter performance, while disappointing, is consistent with what we had envisioned and we believe that our second quarter earnings performance, which is historically our softest, will continue to be very challenging due to ongoing industry weakness and the multiple initiatives underway as part of our Repair Plan.
     Recently, there has been higher than usual trading volume in our stock, partly due to a number of new investors who have been accumulating sizeable positions in our common shares. In January, we retained and began working with a financial advisor, Lehman Brothers, to provide ongoing counsel during this period of increased activity in our stock.
     Our Board of Directors is continuing the search for a new Chairman and CEO and, based on interviews to date, we are confident that we will find a highly qualified individual to lead the Company going forward. Although we cannot predict when this process will be completed, we are proceeding with a high degree of diligence and focus.
Results of Operations
     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	100.0%	100.0%
Gross margin	46.6%	48.7%
Selling, general and administrative expenses	44.7%	42.9%
Store pre-opening and closing costs	1.3%	1.2%
Depreciation and amortization	2.7%	2.5%

Operating (loss) profit	(2.1)%	2.1%

Comparison of the Thirteen Weeks Ended April 29, 2006 to April 30, 2005
     Net Sales. Net sales for the first quarter of fiscal 2007 increased 1.0% to $424.7 million from $420.7 million in the prior year. Net sales in the first quarter included $0.3 million of income from the recognition of gift card breakage. Net sales from stores open one year or more (“same-store sales”) decreased 3.9% during the quarter versus a same-store sales increase of 0.6% in the first quarter last year. Although our total store count at the end of the quarter decreased by 24 units from last year’s first quarter; the number of superstores in operation increased to 162 at the quarter end from 125 at the end of last year’s first quarter. Total store square footage increased approximately 3.6% over last year’s first quarter. Superstores accounted for 44% of total net sales for the first quarter of fiscal 2007, compared to approximately 38% of total net sales last year.
     The decline in sales was a result of decreased customer transactions. By store format, our same-store sales performance for traditional stores decreased 1.4% versus a same-store sales decrease of 0.4% for the prior year first quarter. Same-store sales for superstores decreased 7.6% for the quarter versus a same-store sales increase of 2.8% for the prior year first quarter. The traditional stores, during the first quarter of fiscal 2007, benefited from liquidation sales related to store closings. In addition, superstore sales were impacted by the elimination of two newspaper inserts that ran in the superstore markets last year that were not repeated this year.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 44% of our first quarter sales volume and decreased approximately 3.5% on a same-store sales basis. The primary source of the decrease in this category was a significant decline in yarn sales, as well as softening demand in paper crafting. Our softlines, or sewing related businesses, represented 56% of our first quarter sales volume and decreased approximately 4.2% on a same-store sales basis for the quarter. The decrease in softlines primarily was the result of weakening sales trends in home decorating textiles and fleece, which continue to be slowing categories.

     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin decreased 210 basis points to 46.6% for the first quarter of fiscal 2007 compared with 48.7% for the same quarter last year. The decrease is attributable to steps we have taken to reduce inventory and is primarily due to higher markdowns related to clearance activity compared with the prior year.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $189.7 million in the first quarter compared with $180.6 million in the prior year first quarter. As a percentage of net sales, SG&A expenses increased 180 basis points to 44.7% of net sales, from 42.9% of net sales in the first quarter of last year. The loss of expense leverage for the quarter stemmed from the negative same-store sales performance, increases in logistics costs related to the opening of our new distribution center and increases in store expenses, primarily caused by costs related to the new superstores and the larger year-over-year superstore base.
     Under SFAS No. 123R, stock-based compensation includes the expensing of stock options and the amortization of the value of restricted stock granted to employees, net of estimated forfeitures. Stock-based compensation expense was $1.3 million, net of estimated forfeitures, for the first quarter of fiscal 2007, compared with $2.7 million in the same period last year. The reduced expense is attributable to an expectation that no performance-based shares will be earned under our restricted stock program, based on our current operating performance. In the first quarter of fiscal 2006, we recorded $1.1 million for the performance-based component of stock-based compensation expense.
     Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidation costs and other costs incidental to store closings. Store pre-opening and closing costs increased $0.6 million during the first quarter of fiscal 2007 to $5.5 million, compared with $4.9 million in the first quarter last year, primarily due to the increased level of store closing activity year-over-year. Store pre-opening costs decreased $0.5 million during the quarter, to $2.6 million compared with $3.1 million in last year’s first quarter. Store closing costs increased $1.1 million during the quarter, to $2.9 million compared with $1.8 million in last year’s first quarter as year-over-year closings increased from 14 to 25.
     Depreciation and amortization. Depreciation and amortization expense in the first quarter increased $1.1 million to $11.6 million from $10.5 million, year-over-year. The increase is due to the new superstore growth, as well as the opening of our new distribution center, which started to depreciate during the first quarter this year.
     Interest expense. Interest expense in the first quarter of fiscal 2007 increased $1.4 million to $3.5 million from $2.1 million in the first quarter last year, primarily due to an increase in our average debt levels and a higher average borrowing rate on our bank credit facility. Our average debt levels during the first quarter of fiscal 2007 were $206 million, compared with $102 million during the prior year first quarter.
     Income taxes. Our effective income tax rate for the first quarter of both fiscal 2007 and fiscal 2006 was approximately 38%. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
     Cumulative effect of change in accounting principle. Effective January 29, 2006, we adopted SFAS No. 123R, which, among other things, changes the method of accounting for forfeited share-based awards. Under the new standard, we are required to estimate forfeitures at the time of the award grant, rather than account for them as they occur. We had been expensing share-based awards without estimating forfeitures, and reduced the expense recognized as forfeitures actually occurred. Accordingly, as of the adoption date, we are required to reduce our previously recognized expense based on estimated forfeitures of existing awards, which have not yet vested. The amount of this reduction is presented on the statement of operations as a cumulative effect of change in accounting principle, net of tax. The cumulative adjustment increased first quarter 2007 earnings by $1.0 million, or $0.04 per diluted common share.
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
     The following table provides cash flow related information for the first quarter of fiscal 2007 and 2006:

Dollars in millions	2007	2006
Net cash provided by (used for) operating activities	$34.6	$(27.0)
Net cash used for investing activities	(14.1)	(11.6)
Net cash (used for) provided by financing activities	(12.3)	2.2

Net increase (decrease) in cash and cash equivalents	$8.2	$(36.4)

Ending cash and cash equivalents	$26.1	$43.2

Net cash provided by (used for) operating activities
     Net cash provided by operations was $34.6 million in the first quarter of fiscal 2007 compared with net cash used by operating activities of $27.0 million in the first quarter of fiscal 2006; an increase of $61.6 million. The increase was generated by changes in operating assets and liabilities, which in the first quarter of fiscal 2007 represented a $28.8 million source of cash versus a $45.3 million use of cash in the same quarter last year. Cash flows from operating activities, before changes in operating assets and liabilities, were a $5.8 million net use of cash in fiscal 2007 versus $18.3 million generated in fiscal 2006. The decrease in cash flows from operating activities, before changes in operating assets and liabilities, was caused primarily by lower earnings in the first quarter of fiscal 2007.
     Inventories, net of payable support, were a $36.8 million source of cash in the first quarter of fiscal 2007, compared with a $20.7 million net use of cash in fiscal 2006. Total inventories increased $16.6 million, or 3.7%, year-over-year. A portion of the inventory increase is in support of the new stores that we have opened in the past year. Inventory levels in our traditional stores and superstores are down approximately 6% on a same-store basis. Distribution center inventories are up $38 million which is partially attributable to the opening of our new distribution center and excess inventory, in particular, yarn and fleece, which we are currently addressing through our Repair Plan initiative.
Net cash used for investing activities
     Net cash used for investing activities totaled $14.1 million in the first quarter of fiscal 2007 compared with $11.6 million in fiscal 2006 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirteen Weeks Ended
	April 29,	April 30,
Dollars in millions	2006	2005
Cash	$6.2	$8.6
Cash — landlord reimbursed	7.9	3.0

Total	$14.1	$11.6

     We continue to anticipate capital expenditures for the full fiscal year 2007 to be approximately $50 to $55 million, which is net of expected landlord allowances of approximately $15 million. During the first quarter of fiscal 2007, we opened nine superstores and three traditional stores and closed 24 traditional stores and one superstore. Traditional store closings are related to superstore openings in traditional store markets, as well as normal performance related closings for stores that do not meet minimum performance requirements. Store related expenditures, including the 12 new store openings, represented the majority of the capital spending, net of the landlord allowances received. The remaining capital related primarily to the opening of the new distribution center.
     For the balance of the fiscal year, we expect to open 12 more superstores, seven in the second quarter and the remainder in the third quarter, and two more traditional stores. We will close approximately 36 additional traditional stores during fiscal 2007.
     Our store count at the end of the first quarter was 663 traditional stores and 162 superstores, for a total store count of 825 stores. Since the end of the quarter, we have opened two superstores and two traditional stores, and closed three traditional stores.
Net cash (used for) provided by financing activities
     Net cash used for financing activities was $12.3 million during the first quarter of fiscal 2007 compared with net cash provided by financing activities of $2.2 million during the same period in fiscal 2006. Debt borrowings were $190 million at the end of the first quarter of fiscal 2007, which was a decrease of $13.7 million from the beginning of the year and an increase of $90 million from the same period in the prior year.
     As of April 29, 2006, we had the ability to borrow $182.3 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 32.5% at April 29, 2006, 33.8% at January 28, 2006 and 19.3% at April 30, 2005.

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
     We believe that inflation has not had a significant effect on net sales or on our earnings performance. There can be no assurance, however, that our operating results will not be affected by inflation in the future.
Critical Accounting Policies
     Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our fiscal 2006 Annual Report on Form 10-K in the notes to the consolidated financial statements, Note 1 and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Concerning Forward-Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, effective execution of the Repair Plan strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or wide spread severe weather, our inability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through our debt structure, which consists of fixed rate senior subordinated notes and a variable rate senior bank credit facility that is designed to be a working capital facility. In the past, the Company also utilized interest rate swaps to achieve this objective. The Company utilized interest rate swaps to manage net exposure to interest rate changes related to the Company’s variable rate bank credit facilities. The interest rate swap agreements required the Company to pay a fixed interest rate while receiving a floating interest rate based on London Interbank Offered Rate (''LIBOR’’). The Company does not enter into financial instruments for trading purposes. The Company had a $40.0 million interest rate swap with a fixed LIBOR rate of 6.72 percent that expired on April 30, 2005. The Company has not entered into any new interest rate swap agreements.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number	Average Price Paid	Announced Plans or	Purchased Under the
	of Shares Purchased	per Share	Programs	Plans or Programs

January 29 – Feb. 25, 2006	212	$13.90	898,849	1,251,151
February 26 – April 1, 2006	6,140	$12.18	904,989	1,245,011
April 2-29, 2006	321	$12.66	905,310	1,244,690

Total	6,673	$12.26	905,310	1,244,690

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
JO-ANN STORES, INC.

DATE: June 8, 2006	/s/ Alan Rosskamm Alan Rosskamm, President and Chief Executive Officer /s/ James Kerr James Kerr, Vice President, Chief Accounting Officer