Form 10-Q
period 2006-07-29
JO-ANN STORES INC
filed 2006-09-07
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of September 1, 2006: 24,293,547

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended July 29, 2006

			Page Numbers
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets — July 29, 2006 (Unaudited), January 28, 2006 and July 30, 2005 (Unaudited)	1

		Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005	2

		Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005	3

		Notes to Unaudited Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	24

Part II.	Other Information

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3.	Defaults Upon Senior Securities	25

	Item 4.	Submission of Matters to a Vote of Security Holders	25

	Item 5.	Other Information	26

	Item 6.	Exhibits	26

	Signatures		27
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	July 29,	January 28,	July 30,
	2006	2006	2005
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$15.3	$17.9	$16.7
Inventories	511.3	514.7	574.0
Deferred income taxes	38.0	38.0	21.3
Prepaid expenses and other current assets	24.7	35.2	19.0

Total current assets	589.3	605.8	631.0

Property, equipment and leasehold improvements, net	340.6	331.7	252.6
Goodwill, net	—	—	27.1
Other assets	9.6	9.3	11.3

Total assets	$939.5	$946.8	$922.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$166.5	$146.6	$199.2
Accrued expenses	64.9	94.1	51.2

Total current liabilities	231.4	240.7	250.4

Long-term debt	225.0	203.7	174.8
Deferred income taxes	23.2	23.2	27.6
Lease obligations and other long-term liabilities	84.2	79.8	54.7

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,179,517; 27,050,507 and 26,485,584 shares, respectively	1.4	1.4	1.3
Additional paid-in capital	169.1	165.4	158.6
Retained earnings	248.8	276.6	298.7

	419.3	443.4	458.6
Treasury stock, at cost, 3,608,288; 3,675,439 and 3,723,989 shares, respectively	(43.6)	(44.0)	(44.1)

Total shareholders’ equity	375.7	399.4	414.5

Total liabilities and shareholders’ equity	$939.5	$946.8	$922.0

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(Dollars in millions, except share and per share data)

Net sales	$363.2	$383.8	$787.9	$804.5
Cost of sales	190.9	199.0	417.6	414.9

Gross margin	172.3	184.8	370.3	389.6

Selling, general and administrative expenses	186.9	176.4	376.6	357.0
Store pre-opening and closing costs	2.6	4.0	8.1	8.9
Depreciation and amortization	12.3	10.1	23.9	20.6

Operating (loss) profit	(29.5)	(5.7)	(38.3)	3.1
Interest expense, net	3.9	2.5	7.4	4.6

Loss before income taxes	(33.4)	(8.2)	(45.7)	(1.5)
Income tax benefit	(12.2)	(3.1)	(16.9)	(0.6)

Loss before cumulative effect of accounting change	(21.2)	(5.1)	(28.8)	(0.9)
Cumulative effect of change in accounting principle, net of tax	—	—	1.0	—

Net loss	$(21.2)	$(5.1)	$(27.8)	$(0.9)

Loss per common share — basic:
Loss before cumulative effect of accounting change	$(0.90)	$(0.23)	$(1.23)	$(0.04)
Cumulative effect of change in accounting principle	—	—	0.04	—

Net loss	$(0.90)	$(0.23)	$(1.19)	$(0.04)

Loss per common share — diluted:
Loss before cumulative effect of accounting change	$(0.90)	$(0.23)	$(1.23)	$(0.04)
Cumulative effect of change in accounting principle	—	—	0.04	—

Net loss	$(0.90)	$(0.23)	$(1.19)	$(0.04)

Weighted average shares outstanding (in thousands):
Basic	23,469	22,580	23,388	22,525

Diluted	23,469	22,580	23,388	22,525

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
	(Dollars in millions)

Net cash flows provided by (used for) operating activities:
Net loss	$(27.8)	$(0.9)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	23.9	20.6
Stock-based compensation expense	3.3	3.0
Cumulative effect of change in accounting principle	(1.0)	—
Tax benefit on stock-based compensation plan awards	—	0.6
Amortization of deferred financing costs	0.5	0.4
Loss on disposal of fixed assets	0.4	0.4
Changes in operating assets and liabilities:
Decrease (increase) in inventories	3.4	(134.3)
Decrease in prepaid expenses and other current assets	10.5	3.3
Increase in accounts payable	19.9	32.0
Decrease in accrued expenses	(29.8)	(40.4)
Increase in lease obligations, net	4.4	9.7
Increase in other long-term liabilities	—	1.0
Other, net	(0.6)	(0.4)

Net cash provided by (used for) operating activities	7.1	(105.0)

Net cash flows used for investing activities:
Capital expenditures	(33.2)	(35.6)

Net cash used for investing activities	(33.2)	(35.6)

Net cash flows provided by financing activities:
Net change in revolving credit facility	21.3	74.8
Proceeds from stock-based compensation plans	1.7	2.6
Other, net	0.5	0.3

Net cash provided by financing activities	23.5	77.7

Net decrease in cash and cash equivalents	(2.6)	(62.9)
Cash and cash equivalents at beginning of period	17.9	79.6

Cash and cash equivalents at end of period	$15.3	$16.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7.2	$4.4
Income taxes, net of refunds	4.4	27.1
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts operating 817 retail stores in 47 states at July 29, 2006. The 648 traditional stores and 169 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
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
     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of July 30, 2005 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
Note 2 — Stock—Based Compensation
     The Company administers its stock-based compensation award programs utilizing the 1998 Incentive Compensation Plan (“1998 Plan”). This plan provides for the grant of stock options, restricted stock, and stock equivalent units to employees and non-employee directors. It also allows for the operation of an employee stock purchase program and a deferred stock program for non-employee directors. The number of shares available for future awards under the 1998 Plan as of July 29, 2006 was 1,198,966. The Company has several other stock-based compensation award plans (“stock plans”) that have terminated, thus no new awards may be granted, but past awards remain outstanding under those plans. A full description of the various plans is contained in Note 7 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year-ended January 28, 2006.
     In fiscal 2004, the Company adopted the fair value method of accounting as outlined in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

     Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which replaces SFAS No. 123, using the modified prospective method. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting. The adoption of the new standard resulted in a cumulative after-tax adjustment related to estimated forfeitures, which is discussed below.
     Among other things, SFAS No. 123R changes the manner of accounting for forfeitures of stock-based awards. Previously, the Company had accounted for forfeitures as they occurred, which is no longer permitted. The Company now estimates expected forfeitures as of the date the awards are granted and records compensation expense only for those awards that are ultimately expected to vest. Stock-based compensation expense is recognized over the vesting period of the awards.
     Further, upon adoption, the Company estimated the forfeitures that are expected to occur on awards that were outstanding and reduced the previously recognized compensation expense for these awards. The after-tax amount of this reduction is presented on the statement of operations as a cumulative effect of a change in accounting principle. The Company estimated its forfeiture rates based on its historical experience during the preceding ten years and recorded a cumulative after-tax adjustment of $1.0 million, or $0.04 per diluted common share, in the first quarter of fiscal 2007.
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock-based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards be classified as financing cash flows. The gross excess tax benefit classified as a financing cash inflow in the first half of fiscal 2007 was not significant.
     The following table shows the expense recognized by the Company for stock-based compensation:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
Dollars in millions	2006	2005	2006	2005

Stock option compensation expense	$0.7	$0.7	$1.3	$1.5
Restricted stock award amortization	1.3	(0.4)	2.0	1.5

	$2.0	$0.3	$3.3	$3.0

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
     The Company estimates the fair value of options granted using the Black-Scholes option-pricing model. The Black-Scholes model requires several assumptions, which management updates regularly based on historical trends and current market observations. The fair values of the options granted under the stock plans are determined at the date of grant. The Company does not pay dividends, thus, no dividend rate assumption is used.

     The Company estimates expected volatility based on the historical volatility of the price of the common stock over the expected life of the awards. The Company believes its historical volatility is a reasonable expectation of future volatility. The Company also uses historical experience to estimate the expected life of stock-based compensation awards and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
     The significant fair value assumptions were as follows:

Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005

Weighted average fair value of options granted	$5.74	$12.85
Expected volatility of underlying stock	.465 to .584	.550 to .568
Risk-free interest rates	4.2% to 5.2%	3.5% to 4.2%
Expected life	2.2 to 5.2 years	4 years
Expected life — Employee Stock Purchase Program	6 months	6 months
     The following table summarizes activity, pricing and other information for the Company’s stock options for the twenty-six weeks ended July 29, 2006:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	Per Option	Contractual Term	Value [a]

Outstanding at January 28, 2006	2,051,912	$15.66
Granted	175,500	13.86
Exercised	(44,800)	11.77
Cancelled	(350,290)	16.88

Outstanding at July 29, 2006	1,832,322	$15.34	4.4 years	$3,249,674

Expected to vest	1,740,008	$15.41	4.3 years	$3,156,723

Exercisable at July 29, 2006	1,091,553	$14.48	3.4 years	$2,717,864

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
The total intrinsic value of options exercised during the first half of fiscal 2007 and fiscal 2006 was $0.1 million and $2.2 million, respectively.
Restricted Stock Awards
     The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. The time-based and performance-based awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. The performance-based awards provide the potential to receive generally up to three times that amount in additional shares, dependent on the Company achieving certain net income performance criteria that are measured at the end of the third year. The expense for performance-based awards is recognized over the vesting period when the related criteria is probable of being achieved.

Restricted Stock — Time-Based Awards
     As of July 29, 2006, 760,694 shares of restricted stock were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards).
     The following table summarizes activity for time-based restricted stock awards for the twenty-six weeks ended July 29, 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	661,910	$20.83
Granted	275,586	13.49
Vested	(26,401)	17.46
Cancelled	(150,401)	19.49

Outstanding at July 29, 2006	760,694	$18.55

     The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date.
     During the first half of fiscal 2007 and fiscal 2006, the Company granted time-based restricted stock awards with weighted-average grant-date fair values of $13.49, and $30.01, respectively. As of July 29, 2006, there was $7.5 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares fully vested was $0.3 million during the first half of fiscal 2007. There were no shares that vested during the first half of fiscal 2006.
Restricted Stock — Performance-Based Awards
     The performance-based awards are issued only upon the achievement of specific measurable performance criteria. Performance can be achieved on three different levels, minimum (“Threshold”), midpoint (“Target”) or maximum (“Superior”). No expense was recognized in the first half of fiscal 2007 for performance awards based on the Company’s current and expected future performance. During the second quarter of fiscal 2006, an adjustment of $1.7 million was recognized to reduce previously booked expense for performance awards due to revised expectations of operating performance.
     The following table summarizes information about the performance-based restricted stock awards assuming the Superior performance level for the twenty-six weeks ended July 29, 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	801,600	$29.00
Cancelled	(126,950)	29.06

Outstanding at July 29, 2006	674,650	$29.04

Expected to Vest	—	$—

     Based upon the Company’s current and expected performance, the Company does not expect to attain the Threshold performance level for either the fiscal 2006 or 2005 performance-based restricted stock awards.
Employee Stock Purchase Program
     The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) enables employees to subscribe to purchase shares of the Company’s common stock on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During the twenty-six weeks ended July 29, 2006 and July 30, 2005, stock purchase rights of 102,561 shares and 53,705 shares, respectively, were granted and exercised under the ASOP.
Note 3 — Earnings Per Share
     Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
     The following table presents information necessary to calculate basic and diluted (loss) earnings per common share (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Weighted average shares outstanding:
Basic common shares	23,469	22,580	23,388	22,525
Incremental shares from assumed exercise of stock options	—	—	—	—
Incremental restricted shares	—	—	—	—

Diluted common shares	23,469	22,580	23,388	22,525

     For the second quarter and first half of fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have an anti-dilutive effect due to the Company’s net loss for both periods. For the second quarter, an average of 564,528 stock options had exercise prices below the average market price of the Company’s common shares and an average of 1,166,351 stock options had exercise prices above the average market price of the Company’s common shares. For the first half, an average of 493,379 stock options had exercise prices below the average market price of the Company’s common shares and an average of 1,302,901 stock options had exercise prices above the average market price of the Company’s common shares. As of July 29, 2006, the Company had 760,694 time-based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares.
     For the second quarter and first half of fiscal 2006, all outstanding stock options were excluded from the calculation of diluted net loss per common share because they would have had an anti-dilutive effect due to the Company’s net loss for both periods. For the second quarter, an average of 2,117,927 stock options had exercise prices below the average market price of the Company’s common shares and an average of 114,137 stock options had exercise prices above the average market price of the Company’s common shares. For the first half, an average of 2,143,161 stock option awards had exercise prices below the average market price of the Company’s common shares and an average of 89,494 stock option awards had exercise prices above the average market price of the Company’s common shares. As of July 30, 2005, the Company had 526,430 time—

based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares.
Note 4 — Shareholders’ Equity
     During the first half of fiscal 2007, shares outstanding increased by 196,000 as follows:

	Net Common	Treasury	Common Stock Stated	Additional Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock

	(Shares in thousands)		(Dollars in millions)
Balance, January 28, 2006	23,375	3,675	$1.4	$165.4	$(44.0)
Exercise of stock options	44	(8)	—	0.4	0.1
Purchase of common stock	(7)	7	—	—	(0.1)
Issuance of treasury shares	66	(66)	—	0.4	0.4
Associate stock ownership plan	103	—	—	1.2	—
Stock-based compensation	(10)	—	—	3.3	—
Cumulative effect of change in accounting principle	—	—	—	(1.6)	—

Year-to-date activity	196	(67)	—	3.7	0.4

Balance, July 29, 2006	23,571	3,608	$1.4	$169.1	$(43.6)

     As of July 29, 2006, the Company had 1,832,322 stock options outstanding and 760,694 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.
Note 5 — Recent Accounting Pronouncements
     Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial statements upon adoption.

Note 6 — Consolidating Financial Statements (Unaudited)
     The Company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility.
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of July 29, 2006 and January 28, 2006 and for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 are as follows:
Consolidating Balance Sheets
July 29, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

		(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$13.2	$2.1	$—	$15.3
Inventories	209.7	301.6		511.3
Deferred income taxes	27.6	10.4		38.0
Prepaid expenses and other current assets	14.4	10.3		24.7

Total current assets	264.9	324.4	—	589.3
Property, equipment and leasehold improvements, net	152.9	187.7		340.6
Other assets	8.1	1.5		9.6
Investment in subsidiaries	50.0	—	(50.0)	—
Intercompany receivable	411.9	—	(411.9)	—

Total assets	$887.8	$513.6	$(461.9)	$939.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$155.0	$11.5	$—	$166.5
Accrued expenses	69.4	(4.5)		64.9

Total current liabilities	224.4	7.0	—	231.4
Long-term debt	225.0	—		225.0
Deferred income taxes	6.5	16.7		23.2
Lease obligations and other long-term liabilities	56.2	28.0		84.2
Intercompany payable	—	411.9	(411.9)	—
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	169.1	—		169.1
Retained earnings	248.8	50.0	(50.0)	248.8

	419.3	50.0	(50.0)	419.3
Treasury stock, at cost	(43.6)	—		(43.6)

Total shareholders’ equity	375.7	50.0	(50.0)	375.7

Total liabilities and shareholders’ equity	$887.8	$513.6	$(461.9)	$939.5

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

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended July 29, 2006 and July 30, 2005

	July 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$200.4	$281.3	$(118.5)	$363.2
Cost of sales	115.4	194.0	(118.5)	190.9

Gross margin	85.0	87.3	—	172.3
Selling, general and administrative expenses	96.7	90.2		186.9
Store pre-opening and closing costs	1.0	1.6		2.6
Depreciation and amortization	6.2	6.1		12.3

Operating loss	(18.9)	(10.6)	—	(29.5)
Interest expense, net	1.7	2.2		3.9

Loss before income taxes	(20.6)	(12.8)	—	(33.4)
Income tax benefit	(7.5)	(4.7)		(12.2)

Loss before equity loss	(13.1)	(8.1)	—	(21.2)
Equity loss from subsidiaries	(8.1)	—	8.1	—

Net loss	$(21.2)	$(8.1)	$8.1	$(21.2)

	July 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$208.4	$319.2	$(143.8)	$383.8
Cost of sales	131.7	211.1	(143.8)	199.0

Gross margin	76.7	108.1	—	184.8
Selling, general and administrative expenses	89.2	87.2		176.4
Store pre-opening and closing costs	2.9	1.1		4.0
Depreciation and amortization	5.0	5.1		10.1

Operating (loss) profit	(20.4)	14.7	—	(5.7)
Interest expense, net	0.9	1.6		2.5

(Loss) income before income taxes	(21.3)	13.1	—	(8.2)
Income tax (benefit) provision	(8.1)	5.0		(3.1)

(Loss) income before equity income	(13.2)	8.1	—	(5.1)
Equity income from subsidiaries	8.1	—	(8.1)	—

Net (loss) income	$(5.1)	$8.1	$(8.1)	$(5.1)

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005

	July 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$435.6	$581.5	$(229.2)	$787.9
Cost of sales	250.7	396.1	(229.2)	417.6

Gross margin	184.9	185.4	—	370.3
Selling, general and administrative expenses	191.4	185.2		376.6
Store pre-opening and closing costs	3.6	4.5		8.1
Depreciation and amortization	12.2	11.7		23.9

Operating loss	(22.3)	(16.0)	—	(38.3)
Interest expense, net	3.2	4.2		7.4

Loss before income taxes	(25.5)	(20.2)	—	(45.7)
Income tax benefit	(9.4)	(7.5)		(16.9)

Loss before equity loss & cumulative effect	(16.1)	(12.7)	—	(28.8)
Equity loss from subsidiaries	(12.7)	—	12.7	—

Loss before cumulative effect	(28.8)	(12.7)	12.7	(28.8)
Cumulative effect of accounting change, net of tax	1.0	—	—	1.0

Net loss	$(27.8)	$(12.7)	$12.7	$(27.8)

	July 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$439.0	$666.1	$(300.6)	$804.5
Cost of sales	273.3	442.2	(300.6)	414.9

Gross margin	165.7	223.9	—	389.6
Selling, general and administrative expenses	180.9	176.1		357.0
Store pre-opening and closing costs	6.3	2.6		8.9
Depreciation and amortization	9.8	10.8		20.6

Operating (loss) profit	(31.3)	34.4	—	3.1
Interest expense, net	1.8	2.8		4.6

(Loss) income before income taxes	(33.1)	31.6	—	(1.5)
Income tax (benefit) provision	(12.6)	12.0		(0.6)

(Loss) income before equity income	(20.5)	19.6	—	(0.9)
Equity income from subsidiaries	19.6	—	(19.6)	—

Net (loss) income	$(0.9)	$19.6	$(19.6)	$(0.9)

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005

	July 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash (used for) provided by operating activities	$(19.9)	$27.0	$—	$7.1

Net cash flows used for investing activities:
Capital expenditures	(5.9)	(27.3)		(33.2)

Net cash used for investing activities	(5.9)	(27.3)	—	(33.2)

Net cash flows provided by financing activities:
Net change in revolving credit facility	21.3	—		21.3
Proceeds from stock-based compensation plans	1.7	—		1.7
Other, net	0.5	—		0.5

Net cash provided by financing activities	23.5	—	—	23.5

Net decrease in cash and cash equivalents	(2.3)	(0.3)	—	(2.6)
Cash and cash equivalents at beginning of period	15.5	2.4	—	17.9

Cash and cash equivalents at end of period	$13.2	$2.1	$—	$15.3

	July 30, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash (used for) provided by operating activities	$(121.6)	$16.6	$—	$(105.0)

Net cash flows used for investing activities:
Capital expenditures	(18.8)	(16.8)		(35.6)

Net cash used for investing activities	(18.8)	(16.8)	—	(35.6)

Net cash flows provided by financing activities:
Net change in revolving credit facility	74.8	—		74.8
Proceeds from stock-based compensation plans	2.6	—		2.6
Other, net	0.3	—		0.3

Net cash provided by financing activities	77.7	—	—	77.7

Net decrease in cash and cash equivalents	(62.7)	(0.2)	—	(62.9)
Cash and cash equivalents at beginning of period	76.6	3.0	—	79.6

Cash and cash equivalents at end of period	$13.9	$2.8	$—	$16.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion is intended to provide the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our Annual Report on Form 10-K. The financial information presented for the interim period of fiscal 2006 has been reclassified for certain amounts to conform to the fiscal 2007 presentation.
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
     We continue to transition our store base by replacing our existing traditional stores with superstores. During fiscal 2007 we expect to open 26 stores, 21 of which will be new superstores, compared with 40 superstore openings during fiscal 2006. During the first half of fiscal 2007, we opened 15 superstores and five traditional stores and closed 40 traditional stores and one superstore. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average, we close 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have grown our revenues significantly and, we believe, expanded the market size and our market share.
     As of July 29, 2006, we operated 817 stores in 47 states (648 traditional stores and 169 superstores — 98 of which are the prototype superstore format). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,650 square feet and generated net sales per store of approximately $1.6 million in fiscal 2006. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2006. Our current superstore prototype is 35,000 square feet, and stores open at least one year generated net sales per store of approximately $5.0 million in fiscal 2006.
Executive Overview
     As anticipated, the second quarter was a challenging quarter as the fabric and crafts retail environment continues to be soft. However, we are making good progress on our Repair Plan initiatives, including inventory reduction and expense control. We believe that successful execution of these initiatives will enable us to finish the year as a stronger, more disciplined organization, with an improved merchandise assortment for our customers, a much improved inventory position, and a stronger balance sheet.
     The primary source of the ongoing softness we have been experiencing was in home decorating textiles and paper crafting, coupled with a continued decline in two categories of our business, yarn and fleece.

     During July, we filled our open executive management positions. Darrell Webb was appointed Chairman, President and Chief Executive Officer and Travis Smith was appointed Executive Vice President, Merchandising and Marketing. Both Mr. Webb and Mr. Smith come to us from Fred Meyer, the 128-store super center division of The Kroger Company. James Kerr, our past Vice President, Chief Accounting Officer, was promoted to Executive Vice President and Chief Financial Officer. Mr. Kerr has been with Jo-Ann for the past eight years in the Finance organization.
     Highlights of our second quarter performance are as follows:
•	Net sales decreased 5.4% to $363.2 million from $383.8 million in the prior year. Net sales from stores open one year or more (“same-store sales”) decreased 8.4% versus a 0.5% same-store sales decrease for the second quarter last year. The decline in same-store sales was a result of decreased customer transactions. Customer traffic has been relatively flat year-over-year, but the conversion rate is down, resulting in the transaction count decrease.

•	Our gross margin rate declined by 80 basis points, to 47.4% of net sales this quarter versus 48.2% for the second quarter last year. The decrease is attributable to steps we have taken to reduce inventory and is primarily due to higher markdowns related to clearance activity compared with the prior year.

•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, increased 550 basis points to 51.5% of net sales from 46.0% of net sales in the second quarter last year. During the quarter, we recorded separation costs related to the former chief executive officer of $4.4 million. The loss of expense leverage stemmed from negative same-store sales performance, coupled with increases in logistic costs related to the opening of our distribution center in Opelika, Alabama and higher fixed cost store expenses, primarily resulting from new superstores and the larger year-over-year superstore base.

SG&A includes stock-based compensation expense of $2.0 million, net of estimated forfeitures, in the second quarter of fiscal 2007, compared with $0.3 million in the second quarter last year. In the prior year quarter, an adjustment of $1.7 million was recognized to reduce previously recorded expense for performance awards due to revised expectations of operating performance.

•	Store pre-opening and closing costs decreased $1.4 million for the second quarter of fiscal 2007 to $2.6 million, compared with $4.0 million in the second quarter last year, primarily due to the timing of expenses related to store activity year-over-year.

•	Second quarter net loss was $21.2 million or $(0.90) per diluted share, versus a net loss of $5.1 million or $(0.23) per diluted share last year.

Results of Operations
     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Twenty-Six Weeks
	Weeks Ended		Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	47.4%	48.2%	47.0%	48.4%
Selling, general and administrative expenses	51.5%	46.0%	47.8%	44.4%
Store pre-opening and closing costs	0.7%	1.0%	1.0%	1.1%
Depreciation and amortization	3.3%	2.7%	3.1%	2.5%

Operating (loss) profit	(8.1)%	(1.5)%	(4.9)%	0.4%

Comparison of the Thirteen Weeks Ended July 29, 2006 to July 30, 2005
     Net Sales. Net sales for the second quarter of fiscal 2007 decreased 5.4% to $363.2 million from $383.8 million in the prior year. Net sales in the second quarter included $0.2 million of income from the recognition of gift card breakage. The fourth quarter of fiscal 2006 was the first quarter in which we recognized gift card breakage. Same-store sales decreased 8.4% during the quarter versus a same-store sales decrease of 0.5% in the second quarter last year. Although our total store count at the end of the quarter decreased by 30 units from last year’s second quarter, the number of superstores in operation increased to 169 at the quarter end from 131 at the end of last year’s second quarter. Total store square footage increased approximately 3.2% over last year’s second quarter. Superstores accounted for 45% of total net sales for the second quarter of fiscal 2007, compared to approximately 39% of total net sales in the second quarter last year.
     The decline in sales was a result of decreased customer transactions. Customer traffic is relatively flat year-over-year, but the conversion rate is down, resulting in the transaction count decrease. By store format, our same-store sales performance for traditional stores decreased 6.8% versus a same-store sales decrease of 1.8% for the prior year second quarter. Same-store sales for superstores decreased 10.6% for the quarter versus a same-store sales increase of 2.2% for the prior year second quarter. Traditional stores same-store sales benefited from liquidation sales related to store closings which drove higher sales during the year-over-year periods. Superstores sales were impacted by the elimination of one newspaper insert that ran in superstore markets last year that was not repeated this year, as well as an adjustment of store merchandise assortments which more significantly impacted superstores.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 46% of our second quarter sales volume and decreased approximately 9.3% on a same-store sales basis. The primary source of the decrease in this category was a significant decline in yarn sales, as well as the impact of an adjustment to store merchandise assortments and softening demand in paper crafting. Our softlines, or sewing related businesses, represented 54% of our second quarter sales volume and decreased approximately 7.7% on a same-store sales basis for the quarter. The decrease in softlines primarily was the result of weakening sales trends in home decorating textiles and fleece, which continue to be slowing categories.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin decreased 80 basis points to 47.4% for the second quarter of fiscal 2007 compared with 48.2% for the same quarter last year. The decrease is attributable to steps we have taken to reduce inventory and is primarily due to higher markdowns related to clearance activity, compared with the prior year.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $186.9 million in the second quarter compared with $176.4 million in the prior year second quarter. As a percentage of net sales, SG&A expenses increased 550 basis points to 51.5% of net sales, from 46.0% of net sales in the second quarter of last year. The loss of expense leverage for the quarter stemmed from the negative same-store sales performance, increases in logistics costs related to the opening of our new distribution center and increases in fixed store expenses, primarily caused by costs related to the new superstores and the larger year-over-year superstore base. During the quarter, we also recorded separation costs related to the former chief executive officer of $4.4 million.
     Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), stock-based compensation includes the expensing of stock options and the amortization of the value of restricted stock granted to employees, net of estimated forfeitures. Stock-based compensation expense was $2.0 million, net of estimated forfeitures, for the second quarter of fiscal 2007, compared with $0.3 million in the same period last year. The reduced expense in the second quarter of fiscal 2006 is attributable to an adjustment of $1.7 million that was recognized to reduce previously booked expense for performance awards due to revised expectations of operating performance.
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
     Store pre-opening and closing costs decreased $1.4 million during the second quarter of fiscal 2007 to $2.6 million, compared with $4.0 million in the second quarter last year, primarily due to the timing of expenses related to store activity year-over-year. Store pre-opening costs decreased $1.9 million during the quarter to $0.9 million compared with $2.8 million in last year’s second quarter. Store closing costs increased $0.5 million during the quarter to $1.7 million compared with $1.2 million in last year’s second quarter.
     Depreciation and amortization. Depreciation and amortization expense in the second quarter increased $2.2 million to $12.3 million from $10.1 million, year-over-year. The increase is due to the new superstore growth, as well as the opening of our new distribution center.
     Interest expense. Interest expense in the second quarter of fiscal 2007 increased $1.4 million to $3.9 million from $2.5 million in the second quarter last year, primarily due to an increase in our average debt levels, as well as a higher borrowing rate on our bank credit facility. Our average debt levels during the second quarter of fiscal 2007 were $199 million, compared with $124 million during the prior year second quarter.
     Income taxes. Our effective income tax rate for the second quarter of fiscal 2007 was approximately 37% compared with approximately 38% for the same period in the prior year. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.

Comparison of the Twenty-Six Weeks Ended July 29, 2006 to July 30, 2005
     Net Sales. Net sales for the first half of fiscal 2007 decreased 2.1% to $787.9 million from $804.5 million in the prior year. Net sales in the first half of fiscal 2007 included $0.5 million of income from the recognition of gift card breakage. Same-store sales decreased 6.0% during the first half of fiscal 2007 versus a same-store sales increase of 0.1% last year. Superstores accounted for 45% of total net sales in the first half versus 39% of total net sales in the first half of last year.
     The decline in sales was a result of decreased customer transactions. Customer traffic was relatively flat year-over-year, but our conversion rate was down, resulting in the transaction decrease. By store format, our same-store sales performance for traditional stores decreased 3.9% year-to-date versus a same-store sales decrease of 1.1% in the prior year period. Same-store sales for superstores decreased 9.0% year-to-date versus a same-store sales increase of 2.5% in the prior year period.
     Part of the differential between traditional and superstores same-store sales is that traditional stores benefited from liquidation sales related to store closings, which drove higher sales in the year-over-year period. In addition, superstores sales were impacted by the elimination of three newspaper inserts that ran in the superstore markets last year that were not repeated this year, as well as an adjustment of store merchandise assortments which more significantly impacted superstores.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 46% of our first-half sales volume and decreased approximately 5.9% on a same-store sales basis. The primary source of the decrease in this category was a significant decline in yarn sales, along with certain seasonal and home accent categories, as well as softening demand in paper crafting. Our softlines, or sewing related businesses, represented 54% of our first-half sales volume, and decreased approximately 6.0% on a same-store sales basis for the first half. The decrease in softlines primarily was the result of weakening sales trends in home decorating textiles and fleece, which continue to be slowing categories.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin decreased 140 basis points to 47.0% for the first half of fiscal 2007 compared with 48.4% for the same period a year earlier. The decrease is attributable to steps we have taken to reduce inventory and is primarily due to higher markdowns related to clearance activity.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $376.6 million for the first half of fiscal 2007 compared with $357.0 million in the prior year. As a percentage of net sales, SG&A expenses increased 340 basis points to 47.8% of net sales, from 44.4% of net sales last year. The loss of expense leverage stemmed from the negative same-store sales performance, increases in logistics costs related to the opening of our new distribution center and increases in fixed store expenses, primarily caused by costs related to the new superstores and the larger year-over-year superstore base. During the second quarter, we also recorded separation costs related to the former chief executive officer of $4.4 million.
     Under SFAS No. 123R, stock-based compensation includes the expensing of stock options and the amortization of the value of restricted stock granted to employees, net of estimated forfeitures. Stock-based compensation expense was $3.3 million, net of estimated forfeitures, for the first half of fiscal 2007, compared with $3.0 million in the same period last year.

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
     Store pre-opening and closing costs decreased $0.8 million year-to-date to $8.1 million, primarily due to the timing of expenses related to store activity year-over-year. Store pre-opening costs decreased $2.5 million during the first half to $3.4 million compared with $5.9 million in last year’s first half. Store closing costs increased $1.7 million during the first half to $4.7 million compared with $3.0 million in the same period of the prior year, as year-over-year closings increased from 23 to 41 in fiscal 2007. As a percentage of net sales, store pre-opening and closing costs totaled 1.0% of net sales compared with 1.1% last year.
     Depreciation and amortization. Depreciation and amortization increased $3.3 million to $23.9 million in the first half of fiscal 2007 from $20.6 million last year. The increase is due to the new superstore growth, as well as the opening of our new distribution center, which we started depreciating during the first quarter this year. Fiscal 2007 depreciation is estimated to be approximately $48 to $50 million, primarily as a result of incremental depreciation related to new stores and the opening of the new distribution center.
     Interest expense. Interest expense in the first half of fiscal 2007 increased $2.8 million to $7.4 million from $4.6 million in the same period in the prior year, primarily due to an increase in our average debt levels, as well as a higher borrowing rate on our bank credit facility. Our average debt levels year-to-date in fiscal 2007 were $203 million, versus $113 million last year.
     Income taxes. Our effective income tax rate for the first half of fiscal 2007 was approximately 37%. The effective income tax rate for fiscal 2006 was approximately 38%. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
     Cumulative effect of change in accounting principle. Effective January 29, 2006, we adopted SFAS No. 123R, which, among other things, changes the method of accounting for forfeited share-based awards. Under the new standard, we are required to estimate forfeitures at the time of the award grant, rather than account for them as they occur. We had been expensing share-based awards without estimating forfeitures, and reduced the expense recognized as forfeitures actually occurred. Accordingly, as of the adoption date, we were required to reduce our previously recognized expense based on estimated forfeitures of existing awards, which have not yet vested. The amount of this reduction is presented on the statement of operations as a cumulative effect of change in accounting principle, net of tax. The cumulative adjustment increased fiscal 2007 earnings by $1.0 million, or $0.04 per diluted common share.
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

     The following table provides cash flow related information for the first half of fiscal 2007 and 2006:

Dollars in millions	2007	2006

Net cash provided by (used for) operating activities	$7.1	$(105.0)
Net cash used for investing activities	(33.2)	(35.6)
Net cash provided by financing activities	23.5	77.7

Net decrease in cash and cash equivalents	$(2.6)	$(62.9)

Ending cash and cash equivalents	$15.3	$16.7

Net cash provided by (used for) operating activities
     Net cash provided by operations was $7.1 million in the first half of fiscal 2007 compared with net cash used for operating activities of $105.0 million in the first half of fiscal 2006; an increase of $112.1 million. The increase was generated by changes in operating assets and liabilities, which in the first half of fiscal 2007 represented a $7.8 million source of cash versus a $129.1 million use of cash in the same period last year. Cash flows from operating activities, before changes in operating assets and liabilities, were a $(0.7) million net use of cash in fiscal 2007 versus $24.1 million generated in fiscal 2006. The decrease in cash flows from operating activities, before changes in operating assets and liabilities, was caused primarily by our lower earnings in the first half of fiscal 2007.
     Inventories, net of payable support, were a $23.3 million source of cash in the first half of fiscal 2007, compared with a $102.3 million net use of cash in fiscal 2006. Total inventories decreased $62.7 million, or 10.9%, year-over-year. Inventory levels in our traditional stores and superstores are down approximately 13% on a same-store basis. Distribution center inventories are down $5 million, with reductions being partially offset by the opening of our new distribution center.
Net cash used for investing activities
     Net cash used for investing activities totaled $33.2 million in the first half of fiscal 2007 compared with $35.6 million in fiscal 2006 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Twenty-Six Weeks Ended
	July 29,	July 30,
Dollars in millions	2006	2005
Cash	$22.3	$29.8
Cash — landlord reimbursed	10.9	5.8

Total	$33.2	$35.6

     We continue to anticipate capital expenditures for the full fiscal year 2007 to be approximately $45 to $50 million, which is net of expected landlord allowances of approximately $15 million. During the first half of fiscal 2007, we opened 15 superstores and five traditional stores, expanded a traditional store into a superstore and closed 40 traditional stores and one superstore. Traditional store closings are related to superstore openings in traditional store markets, as well as normal performance related closings for stores that do not meet minimum performance requirements. Store related expenditures, including the 20 new store openings, represented the majority of the capital spending, net of the landlord allowances received. The remaining capital related primarily to the opening of the new distribution center.

     For the balance of the fiscal year, we expect to open five more superstores, four of which will open in the third quarter. We will close approximately 18 additional traditional stores between now and the end of the fiscal year.
     Our store count at the end of the second quarter was 648 traditional stores and 169 superstores, for a total store count of 817 stores.
Net cash provided by financing activities
     Net cash provided by financing activities was $23.5 million during the first half of fiscal 2007 compared with $77.7 million during the same period in fiscal 2006. Debt borrowings were $225 million at the end of the second quarter of fiscal 2007, which was an increase of $21.3 million from the beginning of the year and an increase of $50.2 million from the same period in the prior year. Our debt levels are projected to peak at the end of the third quarter, as they historically have, and then be paid down in the fourth quarter.
     As of July 29, 2006, we had the ability to borrow $121.8 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 37.5% at July 29, 2006, 33.8% at January 28, 2006 and 29.7% at July 30, 2005.
Off-Balance Sheet Transactions
     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.
Business Outlook
     Previously, we had communicated that our outlook for the current year was for a difficult first half of the year, with year-over-year improvement in the back half of the year. Our current outlook is consistent with our previous communications. Based upon our operating and industry assumptions, along with the completion of the Repair Plan initiatives, we expect year-over-year improvement in our business performance in the second half of the year. The key considerations for understanding this outlook for the back half of fiscal 2007 include:
•	Negative same-store sales performance, although we expect the decline to not be as significant as the first half of fiscal 2007;

•	Gross margin rate improvement for the full year of 75 to 125 basis points. For the back half of the year, we expect year-over-year improvement in margin rates of 225 to 325 basis points, compared with the same period in fiscal 2006. Although a substantial improvement relative to fiscal 2006, this represents a return to pre-fiscal 2006 gross margin rates;

•	Selling, general and administrative expenses increase of 95 to 125 basis points as a percentage of net sales from fiscal 2006. For the back half of the year, we expect year-over-year change in expense leverage of a 30 basis point improvement to a 20 basis point deterioration, compared with the same period in fiscal 2006;

•	Capital spending for the full year of $45 to $50 million primarily related to the opening of the 26 new stores; and

•	Strengthening of the balance sheet through inventory reduction of $45 to $50 million as of the end of the fiscal year, and a resulting debt reduction by fiscal year end of $40 to $50 million.
          Our actual results in the second half of the year are highly dependent on the same-store sales performance and gross margin rate we are ultimately able to achieve during the year.
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
Cautionary Statement Concerning Forward-Looking Statements
          Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or wide spread severe weather, our ability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

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
Item 4. Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plans or	the Plans or
	of Shares Purchased	per Share	Programs	Programs
April 30 — May 27, 2006	—	$—	905,310	1,244,690
May 28 — July 1, 2006	—	$—	905,310	1,244,690
July 2—29, 2006	234	$13.52	905,544	1,244,456
Total	234	$13.52	905,544	1,244,456

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
a)	An Annual Meeting of Shareholders of the Company was held on June 14, 2006.

b)	Scott Cowen, Alan Rosskamm and Gregg Searle were elected to the Board of Directors in the class whose term of office expires in 2009.

c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

Nominee	Votes For	Votes Withheld

Scott Cowen	15,636,267	4,522,581
Alan Rosskamm	17,781,808	2,377,040
Gregg Searle	17,801,732	2,357,116

Item 5. Other Information
     The Company entered into substantially identical Split Dollar Insurance Agreements, dated July 27, 2006 and July 28, 2006, with James Kerr, Executive Vice President and Chief Financial Officer, and David Holmberg, Executive Vice President, Operations. Under those Agreements, the Company will pay the premiums on, and be the owner of, life insurance policies on the lives of Mr. Kerr and Mr. Holmberg. Mr. Kerr’s and Mr. Holmberg’s designated beneficiaries will have the right to receive $600,000 of the proceeds of those insurance policies upon their respective deaths and the Company will receive the balance of the proceeds, if any, and will retain all other rights of ownership of the life insurance policies. The Agreements will terminate automatically upon the termination of Mr. Kerr’s or Mr. Holmberg’s employment, as the case may be.
     The Compensation Committee of the Board of Directors established a “Maximum Supplemental Retirement Benefit Amount” of $600,000 for Mr. Kerr and Mr. Holmberg under the Company’s Supplemental Retirement Benefit Plan, effective as of July 27, 2006.
Item 6. Exhibits
     a) Exhibits

No.	Exhibit Description
10.1	Letter Agreement entered into on June 29, 2006 between the Company and Darrell Webb regarding Mr. Webb’s employment with the Company

10.2	Employment Agreement dated July 24, 2006 between the Company and Darrell Webb

10.3	Letter Agreement entered into on July 10, 2006 between the Company and Travis Smith regarding Mr. Smith’s employment with the Company

10.4	Employment Agreement dated July 31, 2006 between the Company and Travis Smith

10.5	Letter Agreement entered into on July 27, 2006 between the Company and James Kerr regarding Mr. Kerr’s employment with the Company

10.6	Employment Agreement dated July 27, 2006 between the Company and James Kerr

10.7	Split Dollar Insurance Agreement dated July 27, 2006 between the Company and James Kerr

10.8	Split Dollar Insurance Agreement dated July 28, 2006 between the Company and David Holmberg

10.9	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of July 27, 2006.

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.
DATE: September 7, 2006	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer