Form 10-Q
period 2006-10-28
JO-ANN STORES INC
filed 2006-12-07
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2006
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of December 1, 2006: 24,414,749

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended October 28, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)		(Unaudited)
	October 28,	January 28,	October 29,
	2006	2006	2005
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$20.9	$17.9	$24.1
Inventories	535.8	514.7	654.1
Deferred income taxes	38.0	38.0	21.3
Prepaid expenses and other current assets	25.5	35.2	24.5

Total current assets	620.2	605.8	724.0

Property, equipment and leasehold improvements, net	313.7	331.7	297.3
Goodwill, net	—	—	27.1
Other assets	9.8	9.3	10.9

Total assets	$943.7	$946.8	$1,059.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$186.2	$146.6	$203.1
Accrued expenses	69.3	94.1	56.3

Total current liabilities	255.5	240.7	259.4

Long-term debt	200.3	203.7	290.0
Deferred income taxes	23.2	23.2	27.6
Lease obligations and other long-term liabilities	84.8	79.8	70.0

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,270,851; 27,050,507 and 26,719,306 shares, respectively	1.4	1.4	1.3
Additional paid-in capital	173.0	165.4	160.5
Retained earnings	248.9	276.6	294.6

	423.3	443.4	456.4
Treasury stock, at cost, 3,573,673; 3,675,439 and 3,707,402 shares, respectively	(43.4)	(44.0)	(44.1)

Total shareholders’ equity	379.9	399.4	412.3

Total liabilities and shareholders’ equity	$943.7	$946.8	$1,059.3

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

	(Dollars in millions, except share and per share data)

Net sales	$461.9	$474.2	$1,249.8	$1,278.7
Cost of sales	242.8	257.9	660.4	672.8

Gross margin	219.1	216.3	589.4	605.9

Selling, general and administrative expenses	198.5	199.0	575.1	556.0
Store pre-opening and closing costs	3.0	8.5	11.1	17.4
Depreciation and amortization	12.6	10.5	36.5	31.1

Operating profit (loss)	5.0	(1.7)	(33.3)	1.4
Interest expense, net	4.9	4.1	12.3	8.7

Income (loss) before income taxes	0.1	(5.8)	(45.6)	(7.3)
Income tax provision (benefit)	—	(1.7)	(16.9)	(2.3)

Income (loss) before cumulative effect of accounting change	0.1	(4.1)	(28.7)	(5.0)
Cumulative effect of change in accounting principle, net of tax	—	—	1.0	—

Net income (loss)	$0.1	$(4.1)	$(27.7)	$(5.0)

Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$—	$(0.18)	$(1.22)	$(0.22)
Cumulative effect of change in accounting principle	—	—	0.04	—

Net income (loss)	$—	$(0.18)	$(1.18)	$(0.22)

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$—	$(0.18)	$(1.22)	$(0.22)
Cumulative effect of change in accounting principle	—	—	0.04	—

Net income (loss)	$—	$(0.18)	$(1.18)	$(0.22)

Weighted average shares outstanding (in thousands):
Basic	23,548	22,703	23,442	22,589

Diluted	23,986	22,703	23,442	22,589

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:
Net loss	$(27.7)	$(5.0)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	36.5	31.1
Stock-based compensation expense	5.5	1.2
Cumulative effect of change in accounting principle	(1.0)	—
Tax benefit on stock-based compensation plan awards	—	1.0
Amortization of deferred financing costs	0.7	0.7
Loss on disposal of fixed assets	1.0	1.4
Changes in operating assets and liabilities:
Increase in inventories	(21.1)	(214.4)
Decrease (increase) in prepaid expenses and other current assets	9.7	(2.2)
Increase in accounts payable	39.6	35.9
Decrease in accrued expenses	(25.4)	(35.3)
Increase in lease obligations, net	3.6	24.8
(Decrease) increase in other long-term liabilities	(0.1)	1.2
Other, net	(1.0)	(0.3)

Net cash provided by (used for) operating activities	20.3	(159.9)

Net cash flows used for investing activities:
Capital expenditures	(42.7)	(91.8)
Net proceeds from sale-leaseback transaction	24.7	—

Net cash used for investing activities	(18.0)	(91.8)

Net cash flows provided by financing activities:
Net change in revolving credit facility	(3.4)	190.0
Proceeds from stock-based compensation plans	3.1	5.5
Other, net	1.0	0.7

Net cash provided by financing activities	0.7	196.2

Net increase (decrease) in cash and cash equivalents	3.0	(55.5)
Cash and cash equivalents at beginning of period	17.9	79.6

Cash and cash equivalents at end of period	$20.9	$24.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13.7	$8.8
Income taxes, net of refunds	5.3	26.9
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts operating 815 retail stores in 47 states at October 28, 2006. The 643 traditional stores and 172 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
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
     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of October 29, 2005 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
Note 2 — Stock—Based Compensation
     The Company administers its stock-based compensation award programs through its 1998 Incentive Compensation Plan (“1998 Plan”). The 1998 Plan provides for the grant of stock options, restricted stock, and stock equivalent units to employees and non-employee directors. It also allows for the operation of an employee stock purchase program and a deferred stock program for non-employee directors. The number of shares available for future awards under the 1998 Plan as of October 28, 2006 was 1,317,085. The Company has several other stock-based compensation award plans (“stock plans”) that have terminated, thus no new awards may be granted, but past awards remain outstanding under those plans. Full descriptions of the various plans are contained in Note 7 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year-ended January 28, 2006.
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
     Among other things, SFAS No. 123R changed the manner of accounting for forfeitures of stock-based awards. Previously, the Company had accounted for forfeitures as they occurred, which is no longer permitted. The Company now estimates expected forfeitures as of the date the awards are granted and records compensation expense only for those awards that are ultimately expected to vest. Stock-based compensation expense is recognized over the vesting period of the awards.
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
     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock-based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards be classified as financing cash flows. The gross excess tax benefit classified as a financing cash inflow for the third quarter year-to-date period was not significant.
     The following table shows the expense recognized by the Company for stock-based compensation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
Dollars in millions	2006	2005	2006	2005

Stock option compensation expense (a)	$1.5	$0.2	$2.8	$1.7
Restricted stock award amortization	0.7	(2.0)	2.7	(0.5)

	$2.2	$(1.8)	$5.5	$1.2

(a)	Included within stock option compensation expense is expense related to the employee stock purchase plan (the Associate Stock Ownership Plan or “ASOP”). The associated expense is not significant.
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
     The significant fair value assumptions were as follows:

Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005

Weighted average fair value of options granted	$5.68	$11.88
Expected volatility of underlying stock	.436 to .584	.532 to .568
Risk-free interest rates	4.2% to 5.2%	3.5% to 4.4%
Expected life	2.2 to 5.2 years	4 years
Expected life — Employee Stock Purchase Program	6 months	6 months
     The following table summarizes activity, pricing and other information for the Company’s stock options for the thirty-nine weeks ended October 28, 2006:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	Per Option	Contractual Term	Value[a]

Outstanding at January 28, 2006	2,051,912	$15.66
Granted	276,750	14.44
Exercised	(73,600)	12.18
Cancelled	(456,302)	16.36

Outstanding at October 28, 2006	1,798,760	$15.43	4.2 years	$7,544,456

Expected to vest	1,717,910	$15.49	4.1 years	$7,193,752

Exercisable at October 28, 2006	1,071,566	$14.61	3.2 years	$5,163,799

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
     The total intrinsic value of options exercised during the third quarter year-to-date period of fiscal 2007 and fiscal 2006 was $0.3 million and $3.3 million, respectively.
Restricted Stock Awards
     The vesting periods for the restricted shares granted under the 1998 Plan are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. Certain time-based and performance-based awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. These performance-based awards provide the potential to receive generally up to three times that amount in additional shares, dependent on the Company achieving certain net income performance criteria that are measured at the end of the third year. The expense for performance-based awards is recognized over the vesting period when the related criteria is probable of being achieved.
Restricted Stock — Time-Based Awards
     As of October 28, 2006, 743,711 shares of restricted stock were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards).

     The following table summarizes activity for time-based restricted stock awards for the thirty-nine weeks ended October 28, 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	661,910	$20.83
Granted	410,920	13.95
Vested	(30,656)	18.46
Cancelled	(298,463)	20.36

Outstanding at October 28, 2006	743,711	$17.31

     The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date.
     During the third quarter year-to-date period of fiscal 2007 and fiscal 2006, the Company granted time-based restricted stock awards with weighted-average grant-date fair values of $13.95, and $29.44, respectively. As of October 28, 2006, there was $7.3 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.6 years. During the third quarter year-to-date period of fiscal 2007 and fiscal 2006, the total fair value of shares fully vested was $0.4 million and $0.3 million, respectively.
Restricted Stock — Performance-Based Awards
     The performance-based awards are issued only upon the achievement of specific measurable performance criteria. Performance can be achieved on three different levels, minimum (“Threshold”), midpoint (“Target”) or maximum (“Superior”). No expense was recognized during the third quarter year-to-date period of fiscal 2007 for performance awards based on the Company’s current and expected future performance. During the third quarter year-to-date period of fiscal 2006, an adjustment of $2.4 million was recognized to reduce previously recorded expense for performance awards due to a reduced expectation of operating performance.
     The following table summarizes information about the performance-based restricted stock awards assuming the Superior performance level for the thirty-nine weeks ended October 28, 2006:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	801,600	$29.00
Granted	134,500	14.05
Cancelled	(369,900)	28.93

Outstanding at October 28, 2006	566,200	$25.49

Expected to Vest	—	$—

     Based upon the Company’s current and expected performance, the Company does not expect to attain the Threshold performance level for either the fiscal 2006 or 2005 performance-based restricted stock awards.

Employee Stock Purchase Program
     The employee stock purchase program enables employees to subscribe to purchase shares of the Company’s common stock on offering dates at six-month intervals, at a purchase price equal to 85 percent of the lesser of the fair market value of the common stock on the first or last day of the offering period. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During the thirty-nine weeks ended October 28, 2006 and October 29, 2005, stock purchase rights of 197,850 shares and 132,787 shares, respectively, were granted and exercised under the ASOP. Related compensation expense was not significant.
Note 3 — Earnings Per Share
     Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
     The following table presents information necessary to calculate basic and diluted earnings (loss) per common share (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Weighted average shares outstanding:
Basic common shares	23,548	22,703	23,442	22,589
Incremental shares from assumed exercise of stock options	150	—	—	—
Incremental restricted shares	288	—	—	—

Diluted common shares	23,986	22,703	23,442	22,589

     For the third quarter of fiscal 2007, the above calculation reflects the impact of stock options that had exercise prices below the average market price of the Company’s common shares. For the year-to-date period of fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have an anti-dilutive effect due to the Company’s net loss for the period. For the third quarter, an average of 981,692 stock options had exercise prices above the average market price of the Company’s common shares. For the year-to-date period of fiscal 2007, an average of 571,985 stock options had exercise prices below the average market price of the Company’s common shares and an average of 1,235,892 stock options had exercise prices above the average market price of the Company’s common shares. As of October 28, 2006, the Company had 743,711 time-based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares for the year-to-date period.
     For the third quarter and year-to-date period of fiscal 2006, all outstanding stock options were excluded from the calculation of diluted net loss per common share because they would have had an anti-dilutive effect due to the Company’s net loss for both periods. For the third quarter, an average of 1,585,405 stock options had exercise prices below the average market price of the Company’s common shares and an average of 528,990 stock options had exercise prices above the average market price of the Company’s common shares. For the year-to-date period, an average of 1,957,242 stock option awards had exercise prices below the average market price of the Company’s common shares and an average of 235,992 stock option awards had exercise prices above the average market price of the Company’s common shares. As of October 29, 2005, the Company had 444,260 time-based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares.

Note 4 — Shareholders’ Equity
     During the first thirty-nine weeks of fiscal 2007, shares outstanding increased by 322,000 as follows:

			Common
	Net		Stock	Additional
	Common	Treasury	Stated	Paid-In	Treasury
	Shares	Shares	Value	Capital	Stock

	(Shares in thousands)		(Dollars in millions)
Balance, January 28, 2006	23,375	3,675	$1.4	$165.4	$(44.0)
Exercise of stock options	73	(12)	—	0.8	0.1
Purchase of common stock	(7)	7	—	—	(0.1)
Issuance of treasury shares	96	(96)	—	0.7	0.6
Associate stock ownership plan	198	—	—	2.2	—
Stock-based compensation	(38)	—	—	5.5	—
Cumulative effect of change in accounting principle	—	—	—	(1.6)	—

Year-to-date activity	322	(101)	—	7.6	0.6

Balance, October 28, 2006	23,697	3,574	$1.4	$173.0	$(43.4)

     As of October 28, 2006, the Company had 1,798,760 stock options outstanding and 743,711 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.
Note 5 — Sale-Leaseback Transaction
     On October 19, 2006, the Company completed a sale-leaseback transaction of its distribution center located in Visalia, California (the “Facility”). The Company sold the Facility to an independent third party for approximately $24.7 million, net of expenses borne by the Company in connection with the sale. The Company has leased the Facility back from the purchaser and the Company is treating the lease as an operating lease.
     The lease has an initial term of twenty years and will be automatically renewed for eight consecutive five-year renewal terms unless the Company provides notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease will be payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments will total $1.8 million. Thereafter, the annual rent payments will increase by 6% for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either parties’ right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease will be approximately $38.8 million.
Note 6 — Recent Accounting Pronouncements
     Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for the Company in fiscal 2007. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements; however, the Company is still in the process of evaluating the potential impact, if any.
     Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. SFAS No. 157 is effective for the Company in fiscal 2009. The Company is currently assessing the impact that SFAS No. 157 will have on its consolidated financial statements upon adoption.
     FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for the Company in fiscal 2008. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial statements upon adoption.

Note 7 — Consolidating Financial Statements (Unaudited)
     The Company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility.
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of October 28, 2006 and January 28, 2006 and for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 are as follows:
Consolidating Balance Sheets
October 28, 2006

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$18.0	$2.9	$—	$20.9
Inventories	231.2	304.6		535.8
Deferred income taxes	27.6	10.4		38.0
Prepaid expenses and other current assets	16.2	9.3		25.5

Total current assets	293.0	327.2	—	620.2

Property, equipment and leasehold improvements, net	146.7	167.0		313.7
Other assets	8.3	1.5		9.8
Investment in subsidiaries	45.6	—	(45.6)	—
Intercompany receivable	404.3	—	(404.3)	—

Total assets	$897.9	$495.7	$(449.9)	$943.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$172.7	$13.5	$—	$186.2
Accrued expenses	83.0	(13.7)		69.3

Total current liabilities	255.7	(0.2)	—	255.5

Long-term debt	200.3	—		200.3
Deferred income taxes	6.5	16.7		23.2
Lease obligations and other long-term liabilities	55.5	29.3		84.8
Intercompany payable	—	404.3	(404.3)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	173.0	—		173.0
Retained earnings	248.9	45.6	(45.6)	248.9

	423.3	45.6	(45.6)	423.3
Treasury stock, at cost	(43.4)	—		(43.4)

Total shareholders’ equity	379.9	45.6	(45.6)	379.9

Total liabilities and shareholders’ equity	$897.9	$495.7	$(449.9)	$943.7

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
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

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended October 28, 2006 and October 29, 2005

	October 28, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$256.6	$361.7	$(156.4)	$461.9
Cost of sales	138.9	260.3	(156.4)	242.8

Gross margin	117.7	101.4	—	219.1
Selling, general and administrative expenses	101.2	97.3		198.5
Store pre-opening and closing costs	1.5	1.5		3.0
Depreciation and amortization	6.1	6.5		12.6

Operating profit (loss)	8.9	(3.9)	—	5.0
Interest expense, net	1.9	3.0		4.9

Income (loss) before income taxes	7.0	(6.9)	—	0.1
Income tax provision (benefit)	2.5	(2.5)		—

Income (loss) before equity loss	4.5	(4.4)	—	0.1
Equity loss from subsidiaries	(4.4)	—	4.4	—

Net income (loss)	$0.1	$(4.4)	$4.4	$0.1

	October 29, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$260.9	$418.3	$(205.0)	$474.2
Cost of sales	173.8	289.1	(205.0)	257.9

Gross margin	87.1	129.2	—	216.3
Selling, general and administrative expenses	92.4	106.6		199.0
Store pre-opening and closing costs	5.9	2.6		8.5
Depreciation and amortization	5.3	5.2		10.5

Operating (loss) profit	(16.5)	14.8	—	(1.7)
Interest expense, net	1.3	2.8		4.1

(Loss) income before income taxes	(17.8)	12.0	—	(5.8)
Income tax (benefit) provision	(3.4)	1.7		(1.7)

(Loss) income before equity income	(14.4)	10.3	—	(4.1)
Equity income from subsidiaries	10.3	—	(10.3)	—

Net (loss) income	$(4.1)	$10.3	$(10.3)	$(4.1)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirty-Nine Weeks Ended October 28, 2006 and October 29, 2005

	October 28, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$692.2	$943.2	$(385.6)	$1,249.8
Cost of sales	389.6	656.4	(385.6)	660.4

Gross margin	302.6	286.8	—	589.4
Selling, general and administrative expenses	292.6	282.5		575.1
Store pre-opening and closing costs	5.1	6.0		11.1
Depreciation and amortization	18.3	18.2		36.5

Operating loss	(13.4)	(19.9)	—	(33.3)
Interest expense, net	5.1	7.2		12.3

Loss before income taxes	(18.5)	(27.1)	—	(45.6)
Income tax benefit	(6.9)	(10.0)		(16.9)

Loss before equity loss & cumulative effect	(11.6)	(17.1)	—	(28.7)
Equity loss from subsidiaries	(17.1)	—	17.1	—

Loss before cumulative effect	(28.7)	(17.1)	17.1	(28.7)
Cumulative effect of accounting change, net of tax	1.0	—	—	1.0

Net loss	$(27.7)	$(17.1)	$17.1	$(27.7)

	October 29, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$699.9	$1,084.4	$(505.6)	$1,278.7
Cost of sales	447.1	731.3	(505.6)	672.8

Gross margin	252.8	353.1	—	605.9
Selling, general and administrative expenses	273.3	282.7		556.0
Store pre-opening and closing costs	12.2	5.2		17.4
Depreciation and amortization	15.1	16.0		31.1

Operating (loss) profit	(47.8)	49.2	—	1.4
Interest expense, net	3.1	5.6		8.7

(Loss) income before income taxes	(50.9)	43.6	—	(7.3)
Income tax (benefit) provision	(16.0)	13.7		(2.3)

(Loss) income before equity income	(34.9)	29.9	—	(5.0)
Equity income from subsidiaries	29.9	—	(29.9)	—

Net (loss) income	$(5.0)	$29.9	$(29.9)	$(5.0)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended October 28, 2006 and October 29, 2005

	October 28, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$14.8	$5.5	$—	$20.3

Net cash flows used for investing activities:
Capital expenditures	(13.0)	(29.7)		(42.7)
Net proceeds from sale-leaseback transaction	—	24.7		24.7

Net cash used for investing activities	(13.0)	(5.0)	—	(18.0)

Net cash flows provided by financing activities:
Net change in revolving credit facility	(3.4)	—		(3.4)
Proceeds from stock-based compensation plans	3.1	—		3.1
Other, net	1.0	—		1.0

Net cash provided by financing activities	0.7	—	—	0.7

Net increase in cash and cash equivalents	2.5	0.5	—	3.0
Cash and cash equivalents at beginning of period	15.5	2.4	—	17.9

Cash and cash equivalents at end of period	$18.0	$2.9	$—	$20.9

	October 29, 2005
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash (used for) provided by operating activities	$(206.2)	$46.3	$—	$(159.9)

Net cash flows used for investing activities:
Capital expenditures	(45.9)	(45.9)		(91.8)

Net cash used for investing activities	(45.9)	(45.9)	—	(91.8)

Net cash flows provided by financing activities:
Net change in revolving credit facility	190.0	—		190.0
Proceeds from stock-based compensation plans	5.5	—		5.5
Other, net	0.7	—		0.7

Net cash provided by financing activities	196.2	—	—	196.2

Net (decrease) increase in cash and cash equivalents	(55.9)	0.4	—	(55.5)
Cash and cash equivalents at beginning of period	76.6	3.0	—	79.6

Cash and cash equivalents at end of period	$20.7	$3.4	$—	$24.1

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
General Overview
     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabric and Craft traditional stores and Jo-Ann superstores) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
     We continue to transition our store base by replacing our existing traditional stores with superstores. During fiscal 2007 we expect to open 26 stores, 21 of which will be new superstores, compared with 40 superstore openings during fiscal 2006. During the third quarter year-to-date period of fiscal 2007, we opened 20 superstores and five traditional stores and closed 46 traditional stores and two superstores. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average, we close approximately 1.1 traditional stores for every superstore that we open. Our superstores typically average over three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have grown our revenues significantly and, we believe, expanded the market size and our market share.
     As of October 28, 2006, we operated 815 stores in 47 states (643 traditional stores and 172 superstores — 101 of which are the prototype superstore format). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,650 square feet and generated net sales per store of approximately $1.6 million in fiscal 2006. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $6.3 million in fiscal 2006. Our current superstore prototype is 35,000 square feet, and stores open at least one year generated average net sales per store of approximately $5.0 million in fiscal 2006.
Executive Overview
     Our overall performance represented an improvement over last year’s third quarter. While net sales from stores open one year or more (“same-store sales”) declined 5.4% during the quarter, our gross margin rate improved 180 basis points and we generated more gross margin dollars than we did in the prior year third quarter. We have successfully completed our Repair Plan, resulting in a more stable business. We made meaningful progress in the areas that the Repair Plan was designed to address, including inventory management and the reduction of selling, general and administrative expenses (“SG&A”), leaving us with a stronger balance sheet.

Highlights of our third quarter performance are as follows:
•	Net sales decreased 2.6% to $461.9 million from $474.2 million in the prior year. Same-store sales decreased 5.4% versus a 0.7% same-store sales increase for the third quarter last year. The decline in same-store sales was related to a decrease in customer transactions, as average ticket was consistent with the prior year. The decrease in customer transactions was driven by lower customer traffic, in part, due to reduced newspaper ad inserts compared with last year. The conversion rate for the quarter was consistent with the prior year third quarter, which is an improvement over the negative trend we experienced in the first half of the year.
•	Our gross margin rate increased by 180 basis points, to 47.4% of net sales this quarter versus 45.6% for the third quarter last year. The increase is due to a less promotional pricing strategy, better sell-through on seasonal goods and reduced sales of clearance inventory.
•	Our SG&A, excluding those expenses separately identified in the statement of operations, increased 100 basis points to 43.0% of net sales from 42.0% of net sales in the third quarter last year. While total SG&A expense dollars are below last year spending levels, the increase as a percentage of net sales is due to the lack of leverage resulting from lower sales. SG&A expenses also include $2.0 million of severance-related costs associated with 40 additional head count reductions at our store support center.
SG&A includes stock-based compensation expense of $2.2 million, net of estimated forfeitures, in the third quarter of fiscal 2007, compared with a credit of $1.8 million in the third quarter last year. The credit in the prior year quarter was the result of executive departures and an adjustment of $2.0 million to reverse previously recorded expense for performance awards due to a decline in business conditions at that time.
•	Store pre-opening and closing costs decreased $5.5 million for the third quarter of fiscal 2007 to $3.0 million, compared with $8.5 million in the third quarter last year, due to fewer store openings and closings year-over-year.
•	Third quarter net income was $0.1 million or $0.00 per diluted share, versus a net loss of $4.1 million or $(0.18) per diluted share in the third quarter last year.
•	During the third quarter, we completed a sale-leaseback transaction of our distribution center located in Visalia, California. We sold the facility to an independent third party for approximately $24.7 million, and have leased the facility back from the purchaser. The initial term of the lease is for 20 years and can be automatically renewed for eight consecutive five-year renewal terms unless we provide notice of non-renewal. A gain of $1.5 million on the sale of the facility was deferred and is being amortized as a reduction of rent expense over the initial term of 20 years.
Results of Operations
     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	47.4%	45.6%	47.2%	47.4%
Selling, general and administrative expenses	43.0%	42.0%	46.0%	43.5%
Store pre-opening and closing costs	0.6%	1.8%	0.9%	1.4%
Depreciation and amortization	2.7%	2.2%	3.0%	2.4%

Operating profit (loss)	1.1%	(0.4)%	(2.7)%	0.1%

Comparison of the Thirteen Weeks Ended October 28, 2006 to October 29, 2005
     Net Sales. Net sales for the third quarter of fiscal 2007 decreased 2.6% to $461.9 million from $474.2 million in the prior year. Same-store sales decreased 5.4% during the quarter versus a 0.7% same-store sales increase in the third quarter last year. Although our total store count at the end of the quarter decreased by 27 units from last year’s third quarter, the number of superstores in operation increased to 172 at the quarter end from 142 at the end of last year’s third quarter. Total store square footage increased approximately 2.5% over last year’s third quarter. Superstores accounted for 47% of total net sales for the third quarter of fiscal 2007, compared with approximately 42% of total net sales in the third quarter last year.
     The decline in sales was related to a decrease in customer transactions, as average ticket was consistent with the prior year. The decrease in customer transactions was driven by lower customer traffic, in part, due to reduced newspaper ad inserts compared with last year. The conversion rate for the quarter was consistent with the prior year third quarter, which is an improvement over the negative trend we experienced in the first half of the year. By store format, our same-store sales performance for traditional stores decreased 3.5% versus a same-store sales increase of 0.6% for the prior year third quarter. Same-store sales for superstores decreased 7.7% for the quarter versus a same-store sales increase of 0.8% for the prior year third quarter. Superstore sales performance, compared with traditional store sales performance, were influenced by three distinct factors. These included less fall and Halloween seasonal merchandise offerings, significantly less clearance merchandise available and reduced newspaper ad inserts compared with last year.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 46% of our third quarter sales volume and decreased approximately 6.8% on a same-store sales basis. The primary source of the decrease in this category was a decline in yarn sales, paper crafting, seasonal and floral, partially offset by increases in jewelry and kids’ crafts. Our softlines, or sewing related businesses, represented 54% of our third quarter sales volume and decreased approximately 4.3% on a same-store sales basis for the quarter. The decrease in softlines primarily was the result of weakening sales trends in home decorating textiles and fleece, which is consistent with previous trends we have identified.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin increased 180 basis points to 47.4% for the third quarter of fiscal 2007 compared with 45.6% for the same quarter last year. The increase is due to a less promotional pricing strategy, better sell-through on seasonal goods and reduced sales of clearance inventory.

          Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $198.5 million in the third quarter compared with $199.0 million in the prior year third quarter. As a percentage of net sales, SG&A expenses increased 100 basis points to 43.0% of net sales, from 42.0% of net sales in the third quarter of last year. SG&A expenses also include $2.0 million of severance related costs associated with 40 additional head count reductions at our store support center. While total SG&A expenses are below last year spending levels, the increase as a percentage of net sales is due to the lack of leverage resulting from lower sales.
          Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), stock-based compensation includes the expensing of stock options and the amortization of the value of restricted stock granted to employees, net of estimated forfeitures. Stock-based compensation expense was $2.2 million, net of estimated forfeitures, for the third quarter of fiscal 2007, compared with a credit of $1.8 million in the same period last year. The reduced expense in the third quarter of the prior year is attributable to an adjustment of $2.0 million that was recognized to reduce previously recorded expense for performance awards due to a decline in business conditions at that time. In addition, in the prior year third quarter, stock-based compensation expense was credited for $1.1 million for expense that had been previously recognized for executives who left the company during that quarter.
          Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for store employees, third-party inventory liquidation costs and other costs incidental to store closings.
          Store pre-opening and closing costs decreased $5.5 million during the third quarter of fiscal 2007 to $3.0 million, compared with $8.5 million in the third quarter last year, due to fewer store openings and closings compared with the prior year. Store pre-opening costs decreased $4.3 million during the quarter to $1.3 million compared with $5.6 million in last year’s third quarter. Store closing costs decreased $1.2 million during the quarter to $1.7 million compared with $2.9 million in last year’s third quarter.
          Depreciation and amortization. Depreciation and amortization expense in the third quarter increased $2.1 million to $12.6 million from $10.5 million in the prior year. The increase is due to the new superstore growth, as well as the opening of our new distribution center during the first quarter.
          Interest expense. Interest expense in the third quarter of fiscal 2007 increased $0.8 million to $4.9 million from $4.1 million in the third quarter last year, primarily due to a higher average borrowing rate on our bank credit facility. Although our average debt levels during the third quarter of fiscal 2007 of $249 million were down from the prior year of $260 million, our average interest rate on credit facility borrowings was higher than the prior year third quarter due to an increase in the London Interbank Offered Rate (“LIBOR”) versus last year.
          Income taxes. Our effective income tax rate for the third quarter of fiscal 2007 was approximately 37% compared with 30% for the same period in the prior year. The effective rate for the prior year quarter was lower due to the effect of recording certain period or discrete items during the quarter. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.

Comparison of the Thirty-Nine Weeks Ended October 28, 2006 to October 29, 2005
          Net Sales. Net sales for the first three quarters of fiscal 2007 decreased 2.3% to $1.250 billion from $1.279 billion in the prior year. Year-to-date same-store sales decreased 5.8% versus a same-store sales increase of 0.3% last year. Superstores accounted for 46% of total net sales year-to-date versus 40% of total net sales in the prior year period.
          The decline in sales was due to fewer customer transactions resulting from less traffic and lower conversion rates. Average ticket was consistent with the prior year. By store format, our same-store sales performance for traditional stores decreased 3.8% year-to-date versus a same-store sales decrease of 0.5% in the prior year period. Same-store sales for superstores decreased 8.5% year-to-date versus a same-store sales increase of 1.8% in the prior year period. Superstores sales were impacted by the decrease in newspaper ad inserts that ran in the superstore markets last year that were not repeated this year, as well as an adjustment of store merchandise assortments that more significantly impacted superstores.
          On a category basis, our hardlines, defined as all of our non-sewing categories, represented 47% of our year-to-date sales volume and decreased approximately 6.4% on a same-store sales basis. The primary causes of the decrease in this category were negative results in yarn, paper crafting, seasonal, home accent categories, and floral, partially offset by increases in jewelry and kids’ crafts. Our softlines, or sewing related businesses, represented 53% of our year-to-date sales volume, and decreased approximately 5.9% on a same-store sales basis for the first nine months. The decrease in softlines primarily was the result of weakening sales trends in home decorating fabric and fleece, which continue to be slowing categories.
          Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin decreased 20 basis points to 47.2% for the first three quarters of fiscal 2007 compared with 47.4% for the same period a year earlier. The decrease is attributable to steps we have taken to reduce inventory and is primarily due to higher markdowns related to clearance activity, substantially offset by a less promotional pricing strategy and better sell-through on seasonal goods in the third quarter.
          Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $575.1 million for the first three quarters of fiscal 2007 compared with $556.0 million in the prior year. As a percentage of net sales, SG&A expenses increased 250 basis points to 46.0% of net sales, from 43.5% of net sales last year. The increase as a percentage of net sales is due to negative same-store sales performance, increases in logistics costs related to the opening of our new distribution center, and increases in fixed store expenses, primarily caused by costs related to the new superstores and the larger year-over-year superstore base. On a year-to-date basis, we have incurred $4.4 million of separation costs related to the former chief executive officer and $3.5 million related to the recruitment and relocation of executive officers, as well as severance related to the reduction of 75 positions at our store support center.
          Under SFAS No. 123R, stock-based compensation includes the expensing of stock options and the amortization of the value of restricted stock granted to employees, net of estimated forfeitures. Stock-based compensation expense was $5.5 million, net of estimated forfeitures, for the first three quarters of fiscal 2007, compared with $1.2 million in the same period last year. The reduced expense in the prior year-to-date period is primarily attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restricted stock program. Our revised expectation in the third quarter of fiscal 2006 was based on our operating performance, and resulted in a reversal of $2.4 million of performance-based expense that had been previously recorded. In addition, stock based compensation expense was credited for $1.1 million of expense that had been previously recognized for executives that left the Company in the prior year third quarter.
          Store pre-opening and closing costs. Pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for store employees, third-party inventory liquidation costs and other costs incidental to store closings.
          Store pre-opening and closing costs decreased $6.3 million year-to-date to $11.1 million, due to fewer store openings compared with the prior year. Store pre-opening costs decreased $6.8 million during the year-to-date period to $4.7 million compared with $11.5 million in last year’s year-to-date period. Store closing costs increased $0.5 million during the year-to-date period to $6.4 million compared with $5.9 million in the same period of the prior year, as year-over-year closings increased from 40 to 48 in fiscal 2007.
          Depreciation and amortization. Depreciation and amortization increased $5.4 million to $36.5 million in the first three quarters of fiscal 2007 from $31.1 million last year. The increase is due to the new superstore growth, as well as the opening of our new distribution center, which we began depreciating during the first quarter this year. Fiscal 2007 depreciation is estimated to be approximately $48 to $50 million, primarily as a result of incremental depreciation related to new stores and the opening of the new distribution center.
          Interest expense. Interest expense in the first three quarters of fiscal 2007 increased $3.6 million to $12.3 million from $8.7 million in the same period in the prior year, primarily due to an increase in our average debt levels, as well as a higher borrowing rate on our bank credit facility. Our average debt levels year-to-date in fiscal 2007 were $218 million, versus $162 million last year.
          Income taxes. Our effective income tax rate for the third quarter year-to-date of fiscal 2007 was approximately 37.0%. The effective income tax rate for the same period in fiscal 2006 was approximately 31.5%. The effective rate for the prior year-to-date period was lower than the current year-to-date period due to the effect of recording certain period or discrete items during the third quarter of fiscal 2006. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions that tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
          Cumulative effect of change in accounting principle. Effective January 29, 2006, we adopted SFAS No. 123R, which, among other things, changes the method of accounting for forfeited share-based awards. Under the new standard, we are required to estimate forfeitures at the time of the award grant, rather than accounting for them as they occur. We had been expensing share-based awards without estimating forfeitures, and reduced the expense recognized as forfeitures actually occurred. Accordingly, as of the adoption date, we are required to reduce our previously recognized expense based on estimated forfeitures of existing awards, which have not yet vested. The amount of this reduction is presented on the statement of operations as a cumulative effect of change in accounting principle, net of tax. The cumulative adjustment increased fiscal 2007 net earnings by $1.0 million, or $0.04 per diluted common share.

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
          We believe that our bank credit facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.
          Our liquidity is based, in part, on our corporate and unsecured debt ratings. As of October 28, 2006, our corporate and unsecured debt ratings were rated “B1” and “B3” with Moody’s Investors Service and “B-” and “CCC” with Standard & Poor’s, respectively. In November 2006, Moody’s Investors Service downgraded our corporate debt rating to“B3” and our unsecured debt rating to “Caa2.” This downgrade by Moody’s Investors Service is consistent with that initiated by Standard & Poor’s in April and reflects their view of the deterioration of our business through the second quarter of fiscal 2007 and the longer term impact this deterioration may have on our liquidity should these trends continue. Both Moody’s Investors Service and Standard & Poor’s have the Company on credit watch for possible future downgrade. In assessing our credit strength, both Moody’s Investors Service and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
          The following table provides cash flow related information for the first three quarters of fiscal 2007 and 2006:

Dollars in millions	2007	2006

Net cash provided by (used for) operating activities	$20.3	$(159.9)
Net cash used for investing activities	(18.0)	(91.8)
Net cash provided by financing activities	0.7	196.2

Net increase (decrease) in cash and cash equivalents	$3.0	$(55.5)

Ending cash and cash equivalents	$20.9	$24.1

Net cash provided by (used for) operating activities
          Net cash provided by operations was $20.3 million in the first three quarters of fiscal 2007 compared with net cash used for operating activities of $159.9 million in the first three quarters of fiscal 2006, an increase of $180.2 million. The increase was generated by changes in operating assets and liabilities, which in the first three quarters of fiscal 2007 represented a $5.3 million source of cash versus a $190.3 million use of cash in the same period last year. Cash flows provided by operating activities, before changes in operating assets and liabilities, were $15.0 million in fiscal 2007 versus $30.4 million generated in fiscal 2006. The decrease in cash flows from operating activities, before changes in operating assets and liabilities, was caused primarily by our lower earnings in the first three quarters of fiscal 2007.
          Inventories, net of payable support, were an $18.5 million net source of cash in the first three quarters of fiscal 2007, compared with a $178.5 million net use of cash in fiscal 2006. Total inventories decreased $118.3 million, or 18.1%, year-over-year. Inventory levels on a same-store basis were down approximately 17% in our traditional stores and 23% in our superstores, respectively. Inventory reductions have occurred in categories primarily related to seasonal, fashion and clearance merchandise.
          We are currently undergoing an Internal Revenue Service examination of our returns for the fiscal 2003 through fiscal 2005 tax years. As a result of the examination, we anticipate a payment in the range of $14.0 million to $16.0 million, related to temporary differences and interest thereon. We believe that adequate amounts have been reserved for any adjustments which may ultimately result from these examinations.
Net cash used for investing activities
          Net cash used for investing activities totaled $18.0 million in the first three quarters of fiscal 2007, which was comprised of capital expenditures of $42.7 million, partially offset by proceeds of $24.7 million from the sale-leaseback of our distribution center in Visalia, California. Net cash used for investing activities of $91.8 million in fiscal 2006 consisted entirely of capital spending. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirty-Nine Weeks Ended
	October 28,	October 29,
Dollars in millions	2006	2005

Cash	$30.8	$76.5
Cash — landlord reimbursed	11.9	15.3

Total	$42.7	$91.8

          We anticipate capital expenditures for the full fiscal year 2007 to be approximately $43 to $45 million, which is net of expected landlord allowances of approximately $15 million. During the first three quarters of fiscal 2007, we opened 20 superstores and five traditional stores and closed 46 traditional stores and two superstores. Traditional store closings are related to superstore openings in traditional store markets, as well as normal performance related closings for stores that do not meet minimum performance requirements. Store related expenditures, including the 25 new store openings, represented the majority of the capital spending, net of the landlord allowances received. The remaining capital related primarily to the opening of the new distribution center.
          For the balance of the fiscal year, we expect to open one additional superstore and close approximately 14 traditional stores. Our 815 stores at the end of the third quarter consisted of 643 traditional stores and 172 superstores.
Net cash provided by financing activities
          Net cash provided by financing activities was $0.7 million during the first three quarters of fiscal 2007 compared with $190.0 million during the same period in fiscal 2006. The cash flows provided from the increased borrowings on the bank credit facility were primarily used to increase inventory levels in fiscal 2006, which did not recur in fiscal 2007. Debt borrowings were $200 million at the end of the third quarter of fiscal 2007, which was a decrease of $3.4 million from the beginning of the year and a decrease of $90 million from the same period in the prior year. Our debt levels are projected to peak at the end of the third quarter, as they historically have, and then be paid down in the fourth quarter.

          As of October 28, 2006, we had the ability to borrow $221.8 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 34.5% at October 28, 2006, 33.8% at January 28, 2006 and 41.3% at October 29, 2005.
Off-Balance Sheet Transactions
          Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.
          In October 2006, we completed a sale-leaseback transaction of our distribution center located in Visalia, California. For more information regarding that transaction, see Note 5 in our notes to unaudited consolidated financial statements included in this Form 10-Q.
Business Outlook
          Previously, we had communicated that our outlook for the current year was for a difficult first half of the year, with year-over-year improvement in the back half of the year. Our current outlook is consistent with our previous communications. Based upon our operating and industry assumptions, along with the completion of the Repair Plan initiatives, we expect year-over-year improvement in our business performance in the fourth quarter of this year. The key considerations for understanding this outlook for fiscal 2007 include:
•	Same-store sales decline in the fourth quarter, improving slightly from year-to-date results;

•	Gross margin rate improvement for the full year of 70 to 90 basis points in fiscal 2007 from fiscal 2006;

•	Selling, general and administrative expenses for the full year, excluding the former chief executive officer separation expenses, to increase 95 to 110 basis points as a percentage of net sales from fiscal 2006;

•	Capital spending for the full year of $43 to $45 million, net of the landlord allowances received, primarily related to the opening of the 26 new stores; and

•	Strengthening of the balance sheet through inventory reduction of $50 to $55 million as of the end of the fiscal year, and a resulting debt reduction by fiscal year end of $75 to $85 million, which includes $25 million of proceeds received from our sale-leaseback of our Visalia distribution center completed during the third quarter this year.
          Our actual results in the fourth quarter are highly dependent on the same-store sales performance and gross margin rate we are ultimately able to achieve during the year.
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
	Purchased	per Share	Programs	Programs
July 30 — August 26, 2006	—	$—	905,544	1,244,456
August 27 — Sept. 30, 2006	472	$15.94	906,016	1,243,984
October 1—28, 2006	—	$—	906,016	1,243,984

Total	472	$15.94	906,016	1,243,984

          In December 1998, the Company’s Board of Directors authorized a discretionary program that allowed the Company to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares purchased directly from the market, as well as shares purchased from employees related to the lapse of restricted shares and exercise of employee stock options which were provided to the Company to satisfy related tax withholding requirements.

Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits
     a) Exhibits

No.	Exhibit Description
10.1
Lease Agreement, dated as of October 19, 2006, between BPVisalia LLC, as Landlord, and Jo-Ann Stores Supply Chain Management, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on October 25, 2006)

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

JO-ANN STORES, INC.
DATE: December 7, 2006	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer