Form 10-K/A
period 2006-01-28
JO-ANN STORES INC
filed 2007-04-06
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends certain portions of the Annual Report on Form 10-K of Jo-Ann Stores, Inc. (the “Company”) for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission on April 13, 2006. In response to a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance, the Company has made the following amendments to its disclosure:
1) Amend Item 9A. “Controls and Procedures” to clarify the Company’s response to the requirements of Item 307 of Regulation S-K regarding the effectiveness of the Company’s disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)).
2) Amend the certifications filed as Exhibits 31.1 and 31.2 to provide the exact language included in Item 601(b)(31) of Regulation S-K for paragraph 4(d).
No other amendments have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K or modify or update those disclosures affected by subsequent events.

PART II
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures —We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the management of Jo-Ann Stores, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     In connection with the preparation of this Annual Report on Form 10-K, as of January 28, 2006, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (3) Exhibits filed with this report on Form 10-K/A.

No.	Exhibit Description
24	Power of Attorney (filed as Exhibit 24 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Jo-Ann Stores, Inc.

By:	/s/ DARRELL WEBB Darrell Webb	April 4, 2007
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ DARRELL WEBB Darrell Webb	Chairman of the Board and Director (Principal Executive Officer)

/s/ James Kerr James Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Cowen* Scott Cowen	Director

/s/ Ira Gumberg* Ira Gumberg	Director

/s/ Patricia Morrison* Patricia Morrison	Director

/s/ Frank Newman* Frank Newman	Director

/s/ Beryl Raff* Beryl Raff	Director

/s/ ALAN ROSSKAMM* Alan Rosskamm	Director

/s/ Gregg Searle* Gregg Searle	Director

/s/ Tracey Travis* Tracey Travis	Director
     The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K/A (Amendment No.1) on behalf of the above-named officers and directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such officers and directors.

*	By:	/s/ JAMES KERR James Kerr, Attorney-in-Fact	April 4, 2007

Index to Exhibits

Exhibit
Number	Exhibit Description
24	Power of Attorney (filed as Exhibit 24 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer

5