Form 10-K
period 2007-02-03
JO-ANN STORES INC
filed 2007-04-19
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended February 3, 2007

Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code:
(330) 656-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value Common Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 28, 2006 was $355.2 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of the registrant’s Common Shares outstanding, as of March 23, 2007, was 24,557,702.

Documents incorporated by reference: Portions of the following documents are incorporated by reference:

Proxy Statement for 2007 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14 of Part III.

PART I

Except as otherwise stated, the information contained in this report is given as of February 3, 2007, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,”, “Jo-Ann Fabric and Craft Stores”, “Registrant,” “Company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2007 refers to the period ended February 3, 2007). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2007 is a 53-week year.

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

As of February 3, 2007, we operated 801 stores in 47 states (628 traditional stores and 173 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional store format averages 14,900 square feet and generated net sales per store of approximately $1.5 million in fiscal 2007. We opened five traditional stores in fiscal 2007. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $5.8 million in fiscal 2007. Our current superstore prototype is approximately 35,000 square feet. We opened 21 of these prototype superstores in fiscal 2007 and we currently have 102 of the prototype superstores in operation as of February 3, 2007. Eighty-one of the prototype superstores were open at least one year and averaged $4.6 million in net sales in fiscal 2007.

We believe stability in our business and our industry is partially a function of recession-resistant characteristics. For example, according to a 2006 research study conducted by the Craft & Hobby Association, approximately 57 percent of all U.S. households participated in crafts and hobbies. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2007 was $23 in our superstores and $18 in our traditional stores. Industry sales, according to the Craft & Hobby Association’s 2006 research study, were approximately $30 billion, representing a 2.6 percent four-year compound annual growth rate. Our market is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order vendors and a variety of other retailers.

We provide a solution-oriented shopping experience with employees who are encouraged to assist customers in creating and completing creative projects. Many of our store level employees are sewing and/or crafting enthusiasts, which we believe enables them to provide exceptional customer service. We believe our focus on service contributes to a high proportion of repeat business from our customers. A significant portion of our advertising budget is allocated to our direct mail program targeting approximately four million of our preferred customers on a regular basis. In fiscal 2008, we will continue our direct mail program. However, a greater percentage of our advertising budget will be spent on newspaper inserts.

We believe that our superstores are uniquely designed to offer a destination location for our customers. We offer approximately 80,000 stock-keeping units (“SKUs”) across three broad product categories in our superstores: sewing, crafting and home decorating components. We manage our vast product selection with SAP Retail. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational and execution improvements, to review and enhance forecasting and replenishment capabilities, and to streamline operations.

Recent Developments and Business Update

Fiscal 2007 was a challenging year for us. We made major changes to our business, through the implementation of our Repair Plan initiatives, and experienced significant management changes.

Our Repair Plan consisted of several major initiatives, including inventory reduction, adjustment of our store merchandise assortments, restoration of our gross margin rate to acceptable levels, and reductions in selling, general and administrative expenses. During fiscal 2007, we made meaningful progress in each of our Repair Plan initiatives, resulting in a more stable business and a stronger, more disciplined organization with an improved inventory position and lower outstanding debt balances.

•	We reduced inventory by $61.3 million or 12 percent as compared to the prior year.

•	We reduced our debt level by $78.4 million compared to the prior year.

•	We also initiated the Merchandise Assortment Project or “MAP” during the first half of the year. This project involved substantial changes in product assortments, plan-o-grams, and store layouts, and expanded our selection of craft products.

•	Gross margin for the fourth quarter increased 310 basis points. On a full-year basis, gross margin increased 90 basis points.

•	We reviewed all areas of our business for opportunities to reduce and control expenses. During fiscal 2007, we continued our workforce reduction of certain administrative personnel.

Effective on July 24, 2006, Darrell Webb became our new Chairman, President and Chief Executive Officer. Alan Rosskamm, our former Chairman, President and Chief Executive Officer, resigned those positions on that date but is continuing his service to Jo-Ann Stores as a non-employee director. Effective on July 31, 2006, we appointed Travis Smith as our new Executive Vice President, Merchandising and Marketing, and promoted James Kerr to Executive Vice President, Chief Financial Officer. David Holmberg continued as our Executive Vice President, Operations.

Fiscal 2008 will be a year of transition as we begin to implement our long-term strategic plan in order to position the Company for profitable and sustainable growth over the long-term. The long-term strategic plan initiatives are described below. The plan addresses three major themes:

•	Improve the customer shopping experience. We are committed to improving the customer shopping experience by removing excess inventory and clutter from our stores, raising expectations for store cleanliness, improving our in-stock on basic merchandise and improving our customer service.

•	Enhance our marketing and merchandising offers. We will drive sales growth by enhancing our marketing and merchandising offers. Marketing enhancements include changes in the appearance, content and distribution of our advertising. We plan on rolling out new vendor programs, such as American Greetings products and Singer sewing machines. We will implement new plan-o-gram processes in order to offer compelling and fresh product assortments that also inspire customers with displays of finished sewing and craft projects throughout the stores. We will also make tighter buys on fashion and promotional items for faster turns and improved margins.

•	Refine our new store and remodel programs. We will refine our new store programs in order to generate better performance from new superstores. In addition, we will refine our remodel programs in order to generate better performance from our traditional stores and older superstores.

In addition to the areas mentioned above, there are four key enablers that will support a successful execution of our plans. The four key enablers include the development of people, enhancing our information systems, gaining efficiencies in our supply chain, and controlling our inventory and selling, general and administrative expenses (“SG&A”).

Product Selection

The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Principal product line:
Softlines	50%	56%	56%
Hardlines and seasonal	50%	44%	44%

Total	100%	100%	100%

Softlines

We offer a broad and comprehensive assortment of fabrics in both our traditional and superstore formats. These fabrics are merchandised by end use and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends, and value. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments as well as blankets and décor accessories;

•	special-buy or fabrics representing special values for our customer;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons, as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Hardlines and Seasonal

We offer a broad assortment of hardlines merchandise for the creative enthusiast. Our superstores offer the complete array of categories while our traditional stores, due to their smaller size, carry edited or convenience assortments. We offer the following hardlines selections in our superstores:

•	yarn and accessories, as well as needlecraft kits and supplies;

•	paper crafting components, such as albums, papers, stickers, stamps and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, and kids crafting;

•	brand-name fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and, in superstores, full service in-store framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.

In addition to the basic categories described above, our stores regularly feature seasonal products, which fit with our core merchandising strategy. Our seasonal offerings span all product lines and include finished decorations, gifts and accessories that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. We own several private label seasonal brands including the “Cottontale Collectiontm,” “Spooky Hollow®,” “Santa’s Workbench®” and “Garden Gate Designs®.”

During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season extends longer than that of other retailers and generally runs from September through December. In fiscal 2007, approximately 57 percent of our net sales occurred in the third and fourth quarter, and approximately 32 percent occurred in the fourth quarter alone.

During fiscal 2007, 41 percent of superstore net sales were derived from softlines and 59 percent from hardlines. For our traditional stores, 59 percent of net sales were derived from softlines and 41 percent from hardlines during fiscal 2007.

Marketing

Our marketing efforts are key to the ongoing success and growth of our stores. Our primary focus is to acquire and retain customers through an integrated direct and mass marketing program.

We use our proprietary customer database to provide ongoing communication to our most frequent customers through a robust direct mail and email program. This allows us to efficiently and effectively reach our target market on a regular basis throughout the year. To drive customer acquisition, we supplement our direct mail advertising with newspaper insert advertising, primarily in superstore markets. Our direct mail and newspaper inserts showcase our sales events, feature numerous products offered at competitive prices and broadcast the wide selection of merchandise available in our stores.

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

We also reach our customers through our relationship with IdeaForest, operator of joann.com, an on-line retailer of sewing and crafting merchandise, creative ideas, advice and supplies. We hold a minority investment in IdeaForest, which functions as an independent entity. In this relationship, we advise on product trends and make product available to IdeaForest, while technology support, customer fulfillment and service are managed by IdeaForest.

Purchasing

We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2007, approximately two-thirds of our purchases were sourced domestically and one-

third was sourced internationally. Our domestic suppliers source some of the products sold to us internationally. Although we have very few long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, our top supplier represents approximately three percent of our annual purchase volume and the top ten suppliers represent approximately 22 percent of our total annual purchase volume. We currently utilize approximately 600 merchandise suppliers, with the top 135 representing more than 80 percent of our purchasing volume.

Logistics

At the end of fiscal 2007, we operated three distribution centers, in Hudson, Ohio, Visalia, California and Opelika, Alabama, which ship merchandise to our stores on a weekly basis. The Opelika facility was completed and opened in the first quarter of fiscal 2007 and supports our stores and future growth in key southeastern states. Based on purchase dollars, approximately 84 percent of the products in our stores are shipped through our distribution center network, with the remaining 16 percent of our purchases shipped directly from our suppliers to our stores. Approximately 50 percent of our store base is supplied from the Hudson distribution center, 30 percent from our Visalia distribution center and 20 percent from our Opelika distribution center.

We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 95 percent of our store base. For the remainder of our chain, we transport product to the stores using less than truckload carriers or through three regional “hubs” where product is cross-docked for local delivery. We do not own either the regional hubs or the local delivery vehicles.

Store Operations

Site Selection.  We believe that our store locations are integral to our success. New sites are selected through a coordinated effort of our real estate, finance and operations management teams. In evaluating the desirability of a potential store site, we consider both market demographics and site-specific criteria. Market criteria that we consider important include, but are not limited to, our existing store sales performance in that immediate market, distance to other Jo-Ann store locations, as well as total population, number of households, median household income, percentage of home ownership versus rental and historical and projected population growth over a ten-year period. Site-specific criteria that we consider important include, but are not limited to, rental terms, the store location, position and visibility within the shopping center, size of the shopping center, co-tenants, proximity to highway access, traffic patterns, availability of convenient parking and ease of entry from the major roadways framing the location.

Costs of Opening Stores.  Standard operating procedures are employed to efficiently open new stores and integrate them into our information management and distribution systems. We have developed a standardized floor plan, inventory layout and marketing program for each store that we open. We typically open stores during the period from February through October to maximize sales and to minimize disruption to store operations during our fourth-quarter peak selling season.

Store Management.  Traditional stores generally have five full-time team members and 15 to 25 part-time team members, while superstores typically have approximately nine full-time team members and 40 to 50 part-time team members. Store team leaders are compensated with a base salary plus a bonus, which is tied to quarterly store sales and annual store controllable profit.

Traditional store team leaders are typically promoted from a group of top performing assistant managers, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a traditional store is closed due to the opening of a superstore, we generally retain its team members to staff the new superstore. Superstore team leader positions primarily have been staffed with individuals from outside the Company who have previous experience in managing “big-box” retail concepts. The Company has a training program that is designed to develop and prepare more superstore managers from within our organization. Each store is under the supervision of a district team leader who reports to a regional vice president.

The following table shows our stores by type and state at February 3, 2007:

	Traditional	Superstore	Total		Traditional	Superstore	Total

Alabama	1	—	1	Nebraska	5	—	5
Alaska	4	2	6	Nevada	4	2	6
Arizona	10	7	17	New Hampshire	8	—	8
Arkansas	1	—	1	New Jersey	12	1	13
California	74	17	91	New Mexico	6	—	6
Colorado	9	5	14	New York	31	9	40
Connecticut	11	2	13	North Carolina	7	—	7
Delaware	2	1	3	North Dakota	4	—	4
Florida	35	17	52	Ohio	42	15	57
Georgia	7	4	11	Oklahoma	4	—	4
Idaho	9	—	9	Oregon	21	3	24
Illinois	28	10	38	Pennsylvania	37	8	45
Indiana	20	6	26	Rhode Island	—	1	1
Iowa	11	—	11	South Carolina	2	—	2
Kansas	6	2	8	South Dakota	1	—	1
Kentucky	3	—	3	Tennessee	—	4	4
Louisiana	5	—	5	Texas	33	8	41
Maine	5	—	5	Utah	7	3	10
Maryland	15	4	19	Vermont	4	—	4
Massachusetts	22	1	23	Virginia	22	—	22
Michigan	29	19	48	Washington	21	10	31
Minnesota	14	6	20	West Virginia	5	—	5
Missouri	10	2	12	Wisconsin	14	4	18

Montana	7	—	7	Total	628	173	801

The following table reflects the number of stores opened, expanded or relocated and closed during each of the past five fiscal years (square footage in thousands):

			Stores in		Total
	Stores	Stores	Operation at	Expanded or	Square
Fiscal Year	Opened	Closed	Year-End	Relocated	Footage

2003	3	(43)	919	6	15,435
2004	19	(46)	892	—	15,377
2005	31	(72)	851	2	15,453
2006	44	(57)	838	2	16,198
2007	26	(63)	801	1	16,215

Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2007, we opened 21 superstores all of which were our 35,000 square foot prototype. Our average net investment in a superstore is approximately $1.5 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Also, during fiscal 2007, we opened five traditional stores with an average square footage of approximately 25,000 square feet. Our average net opening cost of a traditional store is $1.2 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.

During fiscal 2008, we expect to open approximately five new superstores and one traditional store. We have committed to all the leases for our fiscal 2008 planned openings. We plan to close approximately 19 traditional stores and one superstore. We also plan to remodel approximately six superstores and 19 traditional stores.

Information Technology

Our point-of-sale register transactions are polled nightly and our point-of-sale system interfaces with both our financial and merchandising systems. We utilize point-of-sale registers and scanning devices to record the sale of product at a SKU level at our stores. We also utilize handheld radio frequency devices for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. We have broadband communication and store controllers in our stores, resulting in an enhanced customer checkout experience and a better platform to further automate internal store communications. We believe this will enable us to provide higher levels of customer and associate satisfaction, while providing a platform that we can build on and leverage over the coming years.

Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular SKUs, eliminate less profitable SKUs, analyze product margins and generate data for the purpose of evaluating our advertising and promotions. We also believe that our point-of-sale system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly re-stock merchandise and efficiently re-price sale items.

We operate on SAP Retail. SAP Retail includes all of our financial, merchandise and retail systems and links business processes on a single software platform. During fiscal 2008, we will be performing an upgrade to those systems. In the fourth quarter of fiscal 2007, we purchased additional SAP Retail system modules. The cost of the modules is included in property equipment and leasehold improvements on our consolidated balance sheets. The modules are expected to be implemented over the next 18 months.

Status of Product or Line of Business

During fiscal 2007, there was no public announcement nor is there a public announcement anticipated, about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks

We do business under trademarks for “Jo-Ann” and “Jo-Ann Fabric and Craft Stores” and we also own several trademarks relating to our private label products. We believe that our trademarks are significant to our business.

Seasonal Business

Our business exhibits seasonality which is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2007, approximately 57 percent of our net sales occurred in the third and fourth quarter, and approximately 32 percent occurred in the fourth quarter alone.

Customer Base

We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2007, no single store accounted for more than one percent of total net sales.

Backlog of Orders

We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.

Competitive Conditions

We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. We compete on the basis of product assortment, price, convenience and customer service. We believe the combination of our product assortment, outstanding sales events and knowledgeable and customer focused team members provides us with a competitive advantage.

There are three companies that we primarily compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc. — 403 stores and $388 million in revenues as of February 3, 2007), one in the craft segment (Michaels Stores, Inc. — 1,101 stores and $3.9 billion in revenues as of February 3, 2007) and one in the craft segment that also carries fashion fabrics (Hobby Lobby — 386 stores and $1.8 billion in revenues as of February 2007). There is also a regional operator, A.C. Moore Arts & Crafts, Inc. with 122 stores and $589 million in revenues as of December 31, 2006. The balance of our competition is comprised of other smaller regional and local operators. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy going forward.

Research and Development

During the three fiscal years ended February 3, 2007, we have not incurred any material expense on research activities relating to the development of new products or services or the improvement of existing products or services.

Environmental Disclosure

We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

Employees

As of February 3, 2007, we had approximately 22,280 full and part-time employees, of whom 20,635 worked in our stores, 385 were employed in our Hudson distribution center, 240 were employed in our Visalia distribution center, 200 were employed in our Opelika distribution center and 820 were employed at our store support center in Hudson. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers, primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees since approximately 75 percent of our employees work part-time.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2007. We believe that our relations with our employees and the union are good.

Foreign Operations and Export Sales

In fiscal 2007, we purchased approximately one-third of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. We do not have material long-term contracts with any manufacturers.

Other Available Information

We also make available, free of charge, on our website at www.joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which also serves as the Code of Ethics for the Chief Executive Officer and Financial Officers), and any amendments or waivers thereto. These documents are also available in print to any person requesting a copy from our Investor Relations department at our principal executive offices.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our chief executive officer submitted to the NYSE his annual certification on July 10, 2006 stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended February 3, 2007, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Economic Risks

Changes in economic conditions could have a material adverse effect on our business, revenue and profitability

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among other things, general business conditions, interest rates, the availability of consumer credit, taxation, weather and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower (for example, as a result of higher energy prices) or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Michaels Stores, Inc., a national chain which operates craft and framing stores, Hobby Lobby, a regional chain which operates craft stores, Hancock Fabrics, Inc., a national chain which operates fabric stores, and A.C. Moore Arts & Crafts, Inc., a regional chain which operates craft stores in the eastern United States. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. Our sales are also impacted by store liquidations of our competitors. Hancock Fabrics announced the closing of 134 stores to occur during the 2007 calendar year. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities of our customers that are unrelated to the fabric and crafts industry.

Our suppliers may encounter business issues and not meet our needs

Many of our suppliers are small companies that produce a limited number of items. Given their limited resources and lack of financial flexibility, many of these firms are susceptible to cash flow issues, production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers may be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results. In addition, based on public information, Wal-Mart plans to eliminate fabric sales in its new and remodeled stores and Hancock Fabrics has filed Chapter 11 as of March 21, 2007, both of which could negatively affect our fabric suppliers.

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

Our dependence on foreign suppliers subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations

In fiscal 2007, we purchased approximately one-third of our products directly from manufacturers located in foreign countries. A majority of our foreign suppliers are located in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if products were manufactured domestically.

Foreign manufacturing is also subject to a number of other risks, including work stoppages; transportation delays and interruptions; epidemics; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies; and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. We are also required to issue letters of credit to finance certain imports. Our inability to obtain letters of credit could have a material adverse effect on our business.

Our business depends on shopping center traffic and our ability to identify suitable store locations

Our stores generally are located in strip shopping centers and “big box” shopping centers. Our sales are dependent in part on a high volume of shopping center traffic. Shopping center traffic may be adversely affected by, among other things, economic downturns, the closing of anchor stores, new shopping centers and other retail developments, or changes in customer shopping preferences. A decline in the popularity of shopping center shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations. Competition for suitable store locations is intense and therefore we cannot assure that desirable store locations will continue to be available.

The seasonality of our sales may negatively impact our operating results

Our business is seasonal, with a significant amount of sales and earnings occurring in the third and fourth fiscal quarters. Our best quarter in terms of sales and profitability historically has been the fourth quarter. In addition, excluding the effects of new store openings, our inventory levels and related short-term financing needs have been seasonal, with the greatest requirements occurring primarily during our third fiscal quarter as we increase our inventory in preparation for our peak selling season. Weak sales during the second half of the year will negatively impact our operating results and cash flow generation.

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

The price of oil has fluctuated significantly in the last few years. Any future significant increases may result in an increase in our transportation costs for distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating profits.

Our business could be negatively impacted by changes in the labor market and our cost of doing business could increase as a result of changes in federal, state or local regulations

Our performance is dependent on attracting and retaining a large number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, the costs of providing employee benefits, workers compensation costs and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance. Unanticipated changes in the federal or state minimum wage or living wage requirements or changes in other wage or workplace regulations, including, for example, health care mandate regulations, could adversely affect our financial condition and operating results.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2007. We believe that our relations with our employees and the union are good, but if a strike were to occur it could materially adversely affect our business, financial conditions and results of operations.

Operational Business Risks

The loss of key executives and failure to attract qualified management could limit our growth and negatively impact our operations

Our future success depends in large part on our ability to recruit and retain our senior management team. During fiscal 2007, we replaced our Chairman, President and Chief Executive Officer. In addition, we named a new Executive Vice President, Chief Financial Officer and a new Executive Vice President, Merchandising and Marketing. Our continued success depends upon our ability to attract and retain qualified management, administrative and store personnel to support our future growth. Our inability to do so may have a material adverse effect on our business and prospects.

Failure to manage inventory effectively will negatively impact sales and earnings

We strive to ensure the merchandise we offer remains fresh and compelling to our customers. However, due to the nature of our business, we purchase much of our inventory well in advance of each selling season. If we are not successful at predicting our sales trends and misjudge consumer preferences or demands, we will experience lower sales than expected and will have excess inventory that may need to be held for a long period of time, written down or sold at prices lower than expected or discarded in order to clear excess inventory at the end of a selling season. These actions would reduce our operating performance. Conversely, if we underestimate consumer demand, we may not be able to provide products to our customers to meet their demand. Shortages of key items could also have a material adverse impact on our business, financial condition and results of operations.

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

Failure to adequately maintain our perpetual inventory and automated replenishment systems

We currently operate perpetual inventory, automated replenishment and weighted average cost inventory systems. We believe these are necessary to adequately forecast, manage, and analyze our inventory levels, monitor our gross margin, and manage merchandise ordering quantities. If we fail to adequately support and maintain these systems, it could have a material adverse impact on our financial condition and results of operations.

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

Failure to grow sales may impact operations

Our comparable same-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis. A variety of factors affect our same-store sales results, including, among other things, fashion trends, the highly competitive retail store sales environment, new competing stores (our’s or competitor’s in proximity to existing stores), economic conditions, timing and effectiveness of promotional events, changes in our merchandise mix, calendar shifts and weather conditions. Annual revenue growth is driven by the opening of new stores and increased same-store sales. We cannot provide assurance that we can continue to open stores or increase same-store sales.

Our failure to manage our new store growth would have a negative impact on our operations

Our growth is dependent, in large part, upon our ability to successfully add new stores (which primarily, but not exclusively, will be superstores) and close some of our smaller traditional store locations. Our superstores accounted for 46 percent of our total fiscal 2007 net sales. Our growth strategy contemplates the development of additional superstores and an increasing percentage of our revenues coming from our superstores. The success of this strategy will depend upon a number of factors, summarized as follows:

Store specific risks

•	our ability to saturate existing markets and penetrate new markets;

•	the availability of desirable locations and the negotiation of acceptable leases for these sites;

•	the availability of management resources in a particular area;

•	the timely construction, fixturing, merchandising and hiring and training of store personnel;

•	the closure of unsuccessful stores may result in the retention of liability for expensive leases;

General risks

•	our ability to generate sufficient cash flow from operations;

•	the availability of working capital;

•	our ability to obtain financing;

•	the expansion of our logistics systems to support new stores;

•	the maintenance or upgrade of our information processing systems and the integration of those systems at new stores;

•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategy, which could result in a deterioration of our operating results;

•	our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

•	general economic conditions and specific retail economic conditions.

Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse effect on our growth and profitability prospects. There can be no assurance that we will be able to successfully implement our store growth strategy. Not all of our new stores are producing acceptable levels of sales and operating profit. If our growth strategy is not successful, this will negatively impact our profitability capabilities.

The loss of, or disruption in, or our inability to efficiently operate our distribution network could have a negative impact on our business

We operate three distribution centers to support our business. If complications arise with any one facility or any facility is severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to receive and deliver inventory on a timely basis.

The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. Although we believe that our receiving and distribution process is efficient and well-positioned to support our expansion plans, we cannot assure that we have anticipated all issues or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores.

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

Excessive technological change affects the effectiveness of the adoption of, and could adversely affect the realization of business benefits from technology. Conversely, not implementing sufficient technological changes could also compromise the operation of our business. During fiscal 2008, we will be performing an upgrade to our SAP Retail systems.

Our existing indebtedness could restrict our operations, making us more vulnerable to adverse economic conditions

Our existing level of indebtedness could have negative consequences. For example, it could:

•	make it more difficult for us to satisfy our other obligations;

•	reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions and other general corporate requirements because we will have to dedicate a significant portion of our cash flow from operations to payments of our indebtedness;

•	limit our ability to borrow funds to pay for future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	make us more vulnerable to negative changes in economic and industry conditions.

Our ability to make payments on our indebtedness depends upon our ability to generate cash flow in the future. Our ability to generate that cash flow depends upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. To some extent, each of these factors depends upon economic, financial, competitive and other factors beyond our control. If we cannot generate enough cash from operations to make payments on our indebtedness, we will need to refinance our indebtedness, obtain additional financing or sell assets. We do not anticipate any issues in generating sufficient cash flow, but we cannot assure that this will be the case, nor can we assure that we will be able to obtain acceptable financing to finance our operations and capital needs.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our senior bank credit facility and indenture

The indentures governing our senior subordinated notes and our senior bank credit facility contain restrictive and financial covenants, which limit our ability to borrow money, make investments, redeem or make payments on our capital stock, incur liens and take other actions.

We currently are in compliance with all of these covenants and do not foresee any issues in continuing to comply with these covenants. However, our ability to remain in compliance with these covenants and tests may be affected by unanticipated events or events beyond our control. If we fail to meet these tests or breach any of the covenants, the lenders under the senior bank credit facility or the holders of the notes could declare all amounts outstanding under their indebtedness, including accrued interest, to be immediately due and payable. A declaration of acceleration under the senior bank credit facility would constitute a default under the indenture, and a default under the indenture would constitute a default under the senior bank credit facility. We believe that we have sufficient credit availability to finance our operations and capital needs; however, we cannot assure that the operating and financial restrictions in our credit facilities will not adversely affect and limit or prohibit our ability to finance future operations, or longer term capital needs.

We could incur more debt

Our management currently believes that the cash generated by operations, together with the borrowing availability under the senior bank credit facility, will be sufficient to meet our working capital needs during fiscal 2008. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling assets, raising additional debt or equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, including the opening of new stores, or the introduction of new products and services, to take advantage of future opportunities or respond to competitive pressures.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations

We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also could put us at a competitive disadvantage, result in deterioration in our employees’ and customers’ confidence in us and thus have a material adverse impact on our business, financial condition and results of operations.

Failure to comply with various regulations may result in damage to our business

Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC and NYSE. With recent high profile business failures on accounting-related issues, additional legal and regulatory requirements such as the Sarbanes-Oxley Act have increased the complexity of the regulatory environment. Also, various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims, employment-related claims, contractual disputes and allegations that we have infringed third-party intellectual property rights.

Litigation or regulatory developments could adversely affect our business operations and financial performance. Also, failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of financial statements.

Other Factors

The foregoing list of risk factors is not all inclusive. Other factors and unanticipated events could adversely affect our business. We do not undertake to revise or update these risks to reflect events or circumstances that occur after the date of this report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

We also operate a 630,000 square foot distribution center located on an 80-acre site in Visalia, California (the “facility”). On October 19, 2006, we completed a sale-leaseback transaction of this facility. We sold the facility to an independent third party for approximately $24.7 million, net of expenses borne by us in connection with the sale. We leased the facility back from the purchaser and we are treating the lease as an operating lease.

The lease has an initial term of 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless we provide notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease will be payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments will total $1.8 million. Thereafter, the annual rent payments will increase by 6% for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease will be approximately $38.8 million.

We opened our third distribution center in April 2006. We own both the facility and the real estate. This 705,000 square foot facility is located on a 105-acre site in Opelika, Alabama.

The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases and generally have initial terms of 5 to 15 years and renewal options of 5 to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year ended February 3, 2007 we incurred $167.4 million of rental expense, including common area maintenance, taxes and insurance for store locations. Despite closing 281 stores over the last five years, as of February 3, 2007, we were only paying rent on six closed store locations for which we have been unable to reach an early lease termination settlement with the landlord or sublease the property.

As of February 3, 2007, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Fiscal Year Lease Terms Expire	Store Leases

Month-to-month	25
2008	54
2009	43
2010	21
2011	41
2012	37
Thereafter	594

Total	815

Item 3.	Legal Proceedings

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

Executive Officers of the Registrant

The following information is set forth pursuant to Item 401(b) of Regulation S-K.

Our executive officers are as follows:

Name	Age	Position

Darrell Webb	49	Chairman of the Board, President and Chief Executive Officer
David Holmberg	48	Executive Vice President, Operations
James Kerr	44	Executive Vice President, Chief Financial Officer
Travis Smith	34	Executive Vice President, Merchandising and Marketing

Darrell Webb has been our Chairman of the Board, President and Chief Executive Officer since July 2006. Previously, he was President of Fred Meyer, the 128-store super center division of The Kroger Company, a retail grocery chain, from 2002 until July 2006 and President of Kroger’s Quality Food Center Division from 1999 to 2002.

David Holmberg has been our Executive Vice President, Operations since November 2004. Prior to joining us, he was President of Cole License Businesses of Cole National Corporation, a retailer of eyewear and optometry services, from April 2001 to October 2004.

James Kerr has been our Executive Vice President, Chief Financial Officer since July 2006. For the eight years prior to assuming his current role, Mr. Kerr was Vice President, Controller and he also served as the Chief Accounting Officer from February through July 2006.

Travis Smith has been our Executive Vice President, Merchandising and Marketing since July 2006. For the eight years prior to assuming his current role, Mr. Smith held merchandising and marketing positions of increasing responsibility with Fred Meyer, the 128-store super center division of The Kroger Company. Immediately prior to joining us, Mr. Smith was Senior Vice President, General Merchandise of Fred Meyer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange under the ticker symbol “JAS.” As of March 23, 2007, there were 695 shareholders of record. The closing price of the shares on March 23, 2007 was $26.26.

The quarterly high and low closing stock prices for fiscal 2007 and 2006 are presented in the table below:

	Common Shares
	High	Low

Quarter Ended Fiscal 2007:
February 3, 2007	$26.14	$17.37
October 28, 2006	18.31	13.51
July 29, 2006	16.80	12.09
April 29, 2006	14.19	11.24

Quarter Ended Fiscal 2006:
January 28, 2006	$15.76	$10.98
October 29, 2005	28.00	14.01
July 30, 2005	28.80	24.02
April 30, 2005	30.69	25.02

We did not pay cash dividends on our common shares during fiscal 2007 and fiscal 2006. Our dividend policy has been to retain earnings for operations and reinvestment into our business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of business conditions and other considerations.

See Part III, Item 12 for information regarding our equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
	Purchased	per Share	Programs	Programs

October 29 — November 25, 2006	426	$18.19	906,442	1,243,558
November 26 — December 30, 2006	—	—	906,442	1,243,558
December 31, 2006 — February 3, 2007	—	—	906,442	1,243,558

Total	426	$18.19	906,442	1,243,558

In December 1998, our Board of Directors authorized a discretionary program that allowed us to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to the lapse of restricted shares that were provided to us to satisfy related tax withholding requirements.

Item 6.	Selected Financial Data

The following table presents our selected financial data for each of the five years ending February 3, 2007. The selected financial data for all fiscal years presented was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. We reclassified certain amounts in the financial statements for the four years ending January 28, 2006 to conform to the current year presentation.

Fiscal Year-Ended (a)
February 3,	January 28,	January 29,	January 31,	February 1,
2007	2006	2005	2004	2003
(Dollars in millions, except per share data)

Operating Results:
Net sales	$1,850.6	$1,882.8	$1,812.4	$1,734.1	$1,682.0
Total net sales percentage (decrease) increase	(1.7)%	3.9%	4.5%	3.1%	7.1%
Same-store sales percentage (decrease) increase (b)	(5.9)%	(0.8)%	3.2%	3.6%	8.4%
Gross margin	859.8	859.2	862.1	810.6	777.5
Selling, general and administrative expenses (c)	790.5	774.0	708.5	671.2	633.4
Store pre-opening and closing costs	11.1	23.4	18.5	13.3	6.3
Depreciation and amortization	49.2	42.2	43.0	39.0	37.9
Debt repurchase and share reclassification expenses(d)	—	—	4.2	5.5	1.9
Goodwill impairment	—	27.1	—	—	—

Operating profit (loss)	9.0	(7.5)	87.9	81.6	98.0
Operating profit (loss) as a percent of net sales	0.5%	(0.4)%	4.8%	4.7%	5.8%
Interest expense	15.6	12.8	13.7	16.5	24.7
(Loss) income before cumulative effect of accounting change	(2.9)	(23.0)	46.2	40.1	45.4
Cumulative effect of change in accounting principle, net of tax (c)	1.0	—	—	—	—

Net (loss) income	$(1.9)	$(23.0)	$46.2	$40.1	$45.4
Net (loss) income as a percent of net sales	(0.1)%	(1.2)%	2.5%	2.3%	2.7%
Per Share Data (e):
(Loss) income per common share — diluted:
(Loss) income before cumulative effect of accounting change	$(0.12)	$(1.01)	$2.02	$1.82	$2.10
Cumulative effect of change in accounting principle	0.04	—	—	—	—

Net (loss) income — diluted	$(0.08)	$(1.01)	$2.02	$1.82	$2.10
Weighted average shares outstanding — diluted (000’s)	23,519	22,716	22,887	22,003	21,632

Financial Position:
Cash and cash equivalents	$18.4	$17.9	$79.6	$17.4	$63.2
Inventories	453.4	514.7	439.7	404.6	363.1
Inventory turnover	2.0	x	2.1	x	2.3	x	2.4	x	2.5	x
Current assets	534.2	605.8	562.9	467.4	468.6
Property, equipment and leasehold improvements, net	311.8	331.7	238.0	218.4	203.2
Total assets	856.7	946.8	839.3	719.8	714.3
Current liabilities	222.3	240.7	258.8	198.2	205.8
Long-term debt	125.3	203.7	100.0	113.7	162.9
Shareholders’ equity	409.8	399.4	408.9	340.8	285.0
Long-term debt to total capitalization	23.4%	33.8%	19.7%	25.0%	36.4%
Long-term debt to total capitalization, net of cash	20.7%	31.7%	4.8%	22.0%	25.9%

Item 6.	Selected Financial Data (Continued)

	Fiscal Year-Ended (a)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share data)

Per Share Data (e):
Book value (f)	$17.18	$17.09	$18.10	$15.61	$13.52
Shares outstanding, net of treasury shares (000’s)	23,857	23,375	22,585	21,828	21,079
Other Financial Information:
Capital expenditures:
Cash	$44.6	$118.9	$58.2	$52.2	$22.7
Cash — landlord reimbursement (g)	13.5	23.9	8.9	5.4	0.5

Total capital expenditures	$58.1	$142.8	$67.1	$57.6	$23.2

Store Count:
Traditional stores	628	684	737	806	847
Superstores	173	154	114	86	72

Total	801	838	851	892	919

Store Square Footage (000’s) (h)
Traditional stores	9,368	10,023	10,721	11,646	12,165
Superstores	6,847	6,175	4,732	3,731	3,270

Total	16,215	16,198	15,453	15,377	15,435

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2007, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of our stores, the net sales results from these stores are excluded from the same-store sales calculation until the first day of the first month following the one-year anniversary of its expansion or relocation. Further, in a 53-week year, net sales of the first 52 weeks are compared to the comparable 52 weeks of the prior period.

(c)	Includes stock-based compensation expense which includes the expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation Expense,” which we adopted in the first quarter of fiscal 2004, and the amortization of the fair value of restricted stock granted to employees. Effective January 29, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which replaces SFAS No. 123, using the modified prospective method. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting. The adoption of the new standard resulted in a cumulative after-tax adjustment related to estimated forfeitures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 1 — Significant Accounting Policies” and “Note 7 — Stock-Based Compensation” contained in the notes to consolidated financial statements.

(d)	Debt repurchase and share reclassification expenses include expenses related to the early extinguishment of debt and costs associated with the share reclassification of our former Class A and Class B common shares into a single class of common stock that was approved by shareholders on November 4, 2003. See “Note 5 — Financing” contained in the notes to consolidated financial statements.

(e)	Shares outstanding, as well as average basic and diluted shares outstanding used to calculate earnings per share, reflect the impact of the increased shares outstanding as a result of the share reclassification that was approved by shareholders on November 4, 2003. Per share data reflects the impact of this share reclassification.

(f)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(g)	Capital expenditures reimbursed by the landlord represent the cost of assets acquired through the utilization of landlord lease incentives.

(h)	Total store square footage includes selling floor space and inventory storage areas.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. In addition, the financial information presented for years prior to fiscal 2007 have been reclassified for certain amounts to conform to the current year presentation.

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

During fiscal 2008, we expect to open six stores, five of which will be new superstores, compared with 21 superstore openings during fiscal 2007. Our research has demonstrated that our customers have a better perception of the quality and pricing of our products when they are presented in our superstore format. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. On average, we close 1.2 traditional stores for every superstore that we open. Our superstores typically average three times the revenues of the traditional stores they replace. In markets where we have opened multiple superstores, we have grown our revenues significantly and, we believe, expanded the market size and our market share.

As of February 3, 2007, we operated 801 stores in 47 states (628 traditional stores and 173 superstores). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional store format averages 14,900 square feet and generated net sales per store of approximately $1.5 million in fiscal 2007. We opened five traditional stores in fiscal 2007. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $5.8 million in fiscal 2007. Our current superstore prototype is approximately 35,000 square feet. We opened 21 of these prototype superstores in fiscal 2007 and we currently have 102 of the prototype superstores in operation as of February 3, 2007. Eighty-one of the prototype superstores have been open at least one year and averaged $4.6 million in net sales in fiscal 2007.

We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales. Net sales including net sales from stores open one year or more (“same-store sales”) by our two store formats, traditional stores and superstores. Net sales measure our overall sales growth and same-store sales measure whether our existing stores continue to grow their sales volume. We also closely monitor per transaction average ticket value and customer transactions, both in total and by store format. These indicators help measure our effectiveness in attracting customers into our stores and the effectiveness of our product assortment, promotions and service on sales. We also measure our sales per square foot performance in both of our store formats and compare them with our immediate competitors.

•	Gross margins. Gross margin is used by our management to evaluate merchandising and operation effectiveness. Merchandise selection and future decisions are, in part, based on gross margin performance.

•	Selling, general and administrative expense as a rate to sales. We also compare operating margins to those of our competitors.

•	Inventory turnover. We closely monitor our inventory investment, which is our single largest invested asset. Increasing inventory turnover is critical to improving our working capital position.

•	Debt to total capitalization. We monitor our debt balances and leverage as a percent of total capitalization. We also monitor current and projected excess availability, as defined under our senior bank credit facility, in order to ensure that adequate flexibility is available to execute our operating plans.

Executive Overview of Fiscal 2007

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total

Net sales	$424.7	$363.2	$461.9	$600.8	$1,850.6
Same-store sales percent change	(3.9)%	(8.4)%	(5.4)%	(6.0)%	(5.9)%
Gross margin	$198.0	$172.3	$219.1	$270.4	$859.8
Gross margin percent	46.6%	47.4%	47.4%	45.0%	46.5%
Gross margin basis point change from prior year	(210)	(80)	180	310	90
Selling, general and administrative expenses	$189.7	$186.9	$198.5	$215.4	$790.5
SG&A percent to sales	44.7%	51.5%	43.0%	35.9%	42.7%
SG&A basis point change from prior year	180	550	100	(20)	160
Net (loss) income	$(6.6)	$(21.2)	$0.1	$25.8	$(1.9)
Net (loss) income percent to sales	(1.6)%	(5.8)%	0.0%	4.3%	(0.1)%
Net (loss) income basis point change from prior year	(260)	(450)	90	730	110

An overview of our fiscal 2007 (which includes 53 weeks with the exception of same-store sales percentage change which is based on 52 weeks) performance follows:

•	Net sales decreased 1.7 percent to $1.851 billion. Same-store sales decreased 5.9 percent versus a 0.8 percent same-store sales decrease for last year. The decline in same-store sales was related to a decrease in customer transactions, as average ticket was consistent with the prior year.

•	Our gross margin rate, as a percentage of net sales, increased by 90 basis points, to 46.5 percent of net sales in fiscal 2007 versus 45.6 percent for fiscal 2006. This increase was due to a less promotional pricing strategy, due in part to better sell-through on our seasonal goods and reduced sales of clearance inventory primarily in the second half of the year.

•	Our selling, general and administrative expenses (“SG&A”) as a percentage of net sales, excluding those expenses separately identified in the statement of operations, increased 160 basis points from 41.1 percent last year to 42.7 percent this year. The reduced leverage is due to negative same-store sales performance, increases in logistics costs related to the opening of our new distribution center, and increases in fixed store expenses, primarily caused by costs related to the new superstores and the larger year-over-year superstore base.

SG&A includes stock-based compensation expense of $6.9 million in fiscal 2007 compared with $2.8 million in the prior year. The reduced expense in the prior year is attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restricted stock program, due to a decline in business conditions at that time. This resulted in the reversal of performance-based expense that had been previously recorded. In addition, stock-based compensation was credited in the prior year for expense that had been recognized related to unvested stock awards for executives who left our Company.

We have incurred $4.4 million of separation costs related to the former chief executive officer and $3.5 million related to the recruitment and relocation of executive officers, as well as severance related to the elimination of positions at our store support center.

•	Store pre-opening and closing costs decreased $12.3 million to $11.1 million in fiscal 2007, due to the amount of real estate activity year-over-year and the recognition of $1.4 million in income related to the early termination of a lease.

•	As of the beginning of the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). SFAS No. 123R, among other things, changes the method of accounting for forfeited share-based payment awards. As a result, during the first quarter of fiscal 2007, we recorded $1.0 million, net of tax, as a cumulative effect of the change in accounting principle which reduced previously recognized expense for estimated forfeitures on existing awards which have not yet vested.

•	Net loss for the year was $1.9 million, or $0.08 loss per diluted share, compared with a net loss of $23.0 million, or $1.01 loss per diluted share in fiscal 2006. Results for fiscal 2006 include a non-cash and non-tax deductible charge of $27.1 million for goodwill impairment.

•	During the third quarter of fiscal 2007, we completed a sale-leaseback transaction of our distribution center located in Visalia, California. We sold the facility to an independent third party for approximately $24.7 million, and have leased the facility back from the purchaser. The initial term of the lease is for 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless we provide notice of non-renewal. A gain of $1.5 million on the sale of the facility was deferred and is being amortized as a reduction of rent expense over the initial term of 20 years.

During fiscal year 2007 we opened 21 of our 35,000 square foot prototype superstores and five traditional stores. We closed 61 traditional stores and two superstores during fiscal 2007.

Recent Developments and Business Update

Fiscal 2007 was a challenging year for us. We made major changes to our business, through the implementation of our Repair Plan initiatives, and experienced significant management changes.

Our Repair Plan consisted of several major initiatives, including inventory reduction, adjustment of our store merchandise assortments, restoration of our gross margin rate to acceptable levels, and reductions in selling, general and administrative expenses. During fiscal 2007, we made meaningful progress in each of our Repair Plan initiatives, resulting in a more stable business and a stronger, more disciplined organization with an improved inventory position and lower outstanding debt balances.

•	We reduced inventory by $61.3 million or 12 percent as compared to the prior year.

•	We reduced our debt level by $78.4 million compared to the prior year.

•	We also initiated the Merchandise Assortment Project or “MAP” during the first half of the year. This project involved substantial changes in product assortments, plan-o-grams and store layouts, and expanded our selection of craft products.

•	Gross margin for the fourth quarter increased 310 basis points. On a full-year basis, gross margin increased 90 basis points.

•	We reviewed all areas of our business for opportunities to reduce and control expenses. During fiscal 2007, we continued our workforce reduction of certain administrative personnel.

Effective on July 24, 2006, Darrell Webb became our new Chairman, President and Chief Executive Officer. Alan Rosskamm, our former Chairman, President and Chief Executive Officer, resigned those positions on that date but is continuing his service to Jo-Ann Stores as a non-employee director. Effective on July 31, 2006, we appointed Travis Smith as our new Executive Vice President, Merchandising and Marketing, and promoted James Kerr to Executive Vice President, Chief Financial Officer. David Holmberg, continued as our Executive Vice President, Operations.

Fiscal 2008 will be a year of transition as we begin to implement our long-term strategic plan in order to position the Company for profitable and sustainable growth over the long term. The plan addresses three major themes:

•	Improve the customer shopping experience. We are committed to improving the customer shopping experience by removing excess inventory and clutter from our stores, raising expectations for store cleanliness, improving our in-stock on basic merchandise and improving our customer service.

•	Enhance our marketing and merchandising offers. We will drive sales growth by enhancing our marketing and merchandising offers. Marketing enhancements include changes in the appearance, content and distribution of our advertising. We plan on rolling out new vendor programs, such as American Greetings products and Singer sewing machines. We will implement new plan-o-gram processes in order to offer compelling and fresh product assortments that also inspire customers with displays of finished sewing and craft projects throughout the stores. We will also make tighter buys on fashion and promotional items for faster turns and improved margins.

•	Refine our new store and remodel programs. We will refine our new store programs in order to generate better performance from new superstores. In addition, we will refine our remodel programs in order to generate better performance from our traditional stores and older superstores.

In addition to the themes mentioned above, there are four key enablers that will support successful execution of our plans. The four key enablers include the development of people, enhancing our information systems, gaining efficiencies in our supply chain and controlling our inventory and SG&A.

Results of Operations

The following table sets forth the financial information through operating profit (loss), expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year-Ended
	Feb 3, 2007	Jan 28, 2006	Jan 29, 2005

Net sales	100.0%	100.0%	100.0%
Gross margin	46.5%	45.6%	47.6%
Selling, general and administrative expenses	42.7%	41.1%	39.2%
Store pre-opening and closing costs	0.6%	1.2%	1.0%
Depreciation and amortization	2.7%	2.3%	2.4%
Debt repurchase expenses	—	—	0.2%
Goodwill impairment	—	1.4%	—

Operating profit (loss)	0.5%	(0.4)%	4.8%

Comparison of the 53 Weeks Ended February 3, 2007 and the 52 Weeks Ended January 28, 2006

Net sales.  Net sales for fiscal 2007 decreased 1.7 percent to $1.851 billion from $1.883 billion in the prior year. Same-store sales decreased 5.9 percent compared with a same-store sales decrease of 0.8 percent for fiscal 2006. Our total store count at the end of the year was down 37 stores; however, the number of superstores in operation increased to 173 from 154 in fiscal 2006. Total store square footage increased from 16.198 million square feet at the end of fiscal 2006, to 16.215 million square feet at the end of fiscal 2007. Superstores accounted for approximately 46 percent of total net sales during fiscal 2007 compared with approximately 41 percent of total net sales for fiscal 2006.

By store format, our same-store sales performance for traditional stores decreased 4.2 percent versus a same-store sales decrease of 0.9 percent for fiscal 2006. Same-store sales for superstores decreased 8.1 percent versus a same-store sales decrease of 0.4 percent for the prior year. In both store formats, fewer customer transactions were the driver of the sales decline, as average ticket was consistent with the prior year.

On a category basis, our hardlines business, defined as all of our non-sewing categories, represented 50 percent of our fiscal 2007 sales volume. The combined hardline categories decreased approximately 5.3 percent on a same-store sales basis. The primary drivers of the decrease were continued softness in yarn, the planned reduction in our holiday inventory and negative results in home accents and candles due to space reductions as part of the merchandise assortment project completed last summer. This decrease was partially offset by increases in paper crafting, jewelry and kids’ crafts.

Our softlines business, or sewing-related categories, represented 50 percent of our fiscal 2007 sales volume, and decreased approximately 6.6% percent on a same-store sales basis. The primary cause of the decrease was continued softness in fleece and home decorating fabric.

Gross margin.  Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, and include them within SG&A. As a percent of net sales, gross margin was 46.5 percent for fiscal 2007 compared with 45.6 percent in the prior year, an overall increase of 90 basis points. The increase is due to a less promotional pricing strategy, due in part to better sell-through on our seasonal goods and reduced sales of clearance inventory primarily in the second half of the year.

Selling, general and administrative expenses.  SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $790.5 million for fiscal 2007 versus $774.0 million in the prior year. As a percentage of net sales, SG&A expenses increased to 42.7 percent in fiscal 2007 versus 41.1 percent in the prior year. The increase as a percentage of net sales is due to negative same-store sales performance, increases in logistics costs related to the opening of our new distribution center, and increases in fixed store expenses, primarily caused by costs related to the new superstores and the larger year-over-year superstore base. We have incurred $4.4 million of separation costs related to the former chief executive officer and $3.5 million related to the recruitment and relocation of executive officers, as well as severance related to the elimination of positions at our store support center.

Under SFAS No. 123R, stock-based compensation includes the expensing of stock options and the amortization of the fair value of restricted stock granted to employees, net of estimated forfeitures. Stock-based compensation expense was $6.9 million for fiscal 2007, compared with $2.8 million in the prior year. The reduced expense in the prior year is attributable to a reduced expectation regarding the level of performance-based shares that may be earned under the restricted stock program due to a decline in business conditions at that time. This resulted in the reversal of performance-based expense that had been previously recorded. In addition, stock-based compensation was credited in the prior year for expense that had been recognized related to unvested stock awards for executives who left our Company.

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

Store pre-opening and closing costs decreased $12.3 million to $11.1 million in fiscal 2007, due to fewer store openings compared with the prior year. Store pre-opening costs decreased $8.0 million during fiscal 2007 to $5.0 million from $13.0 million in fiscal 2006. Store closing costs decreased $4.3 million during fiscal 2007, to $6.1 million compared with $10.4 million in the prior year, although the year-over-year closings increased to 63 from 57. During fiscal 2007, we opened 21 superstores and five traditional stores, and we closed 61 traditional stores and two superstores.

Depreciation and amortization.  Depreciation and amortization expense increased $7.0 million to $49.2 million in fiscal 2007 from $42.2 million in fiscal 2006. The increase is due to the new superstore growth, as well as the opening of our new distribution center, which started to depreciate during the first quarter of fiscal 2007.

Operating profit (loss).  Operating profit was $9.0 million in fiscal 2007, compared with an operating loss of $7.5 million for fiscal 2006.

Interest expense.  Interest expense for fiscal 2007 increased $2.8 million to $15.6 million from $12.8 million in fiscal 2006. The increase is attributable to higher average debt levels as well as higher average borrowing costs. Our average debt levels were $199 million this fiscal year versus $183 million last year while our average borrowing costs were 7.1% this fiscal year versus 6.7% last year.

Income taxes.  Our effective income tax rate for fiscal 2007 increased to 56.1 percent from 39.7 percent, before goodwill impairment, in the prior year. The effective tax rate differs from the statutory rate primarily due to the impact of our book loss position, charitable contributions of retail inventory, state and local income taxes and federal income tax credits. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.

Cumulative effect of change in accounting principle.  Effective January 29, 2006, we adopted SFAS No. 123R, which, among other things, changes the method of accounting for forfeited share-based awards. Under the new standard, forfeitures are required to be estimated at the time of the award grant, rather than accounting for them as they occur. We had been expensing share-based awards without estimating forfeitures, and reduced the expense recognized as forfeitures actually occurred. Accordingly, as of the adoption date, we were required to reduce our previously recognized expense based on estimated forfeitures of existing awards, which had not yet vested. The amount of this reduction is presented on the statement of operations as a cumulative effect of change in accounting principle, net of tax. The cumulative adjustment increased fiscal 2007 net earnings by $1.0 million, or $0.04 per diluted common share.

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

Our softlines business, or sewing related categories, represented 56 percent of our fiscal 2006 sales volume, and decreased 3 percent on a same-store sales basis. The softness in this area was concentrated in home decorating textiles, although quilting and apparel fabrics have also softened, particularly in the third and fourth quarters of fiscal 2006.

Gross margin.  Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin, including those costs instead within SG&A. As a percent of net sales, gross margin was 45.6 percent for fiscal 2006 compared with 47.6 percent in the prior year, an overall decrease of 200 basis points. The decrease is attributable to a more price-focused industry environment, our decision to price more promotionally to reduce inventory, an increased level of coupon related sales and higher markdowns related to clearance activity in the categories that have continued to perform poorly. Our gross margin rate deterioration was experienced across all product categories in our business and accelerated significantly in the third and fourth quarters of fiscal 2006.

Selling, general and administrative expenses.  SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $774.0 million for fiscal 2006 versus $708.5 million in the prior year. As a percentage of net sales, SG&A expenses increased to 41.1 percent for fiscal 2006 versus 39.2 percent in the prior year. The loss of expense leverage for fiscal 2006 stemmed from the negative same-store sales performance, coupled with higher advertising spending, logistics costs and increases in store expenses, primarily caused by the fixed costs related to the year-over-year increase in the superstore base, as well as normal inflationary increases in operating expenses.

Stock-based compensation expense includes the expensing of stock options under SFAS No. 123, “Accounting for Stock-Based Compensation Expense” and the amortization of the fair value of restricted stock granted to employees. Stock-based compensation expense was $2.8 million in fiscal 2006, compared with $7.7 million in the prior year. The reduced expense is attributable to a reduced expectation, based on our operating performance, regarding the level of performance-based shares that may be earned under the restricted stock program resulting in the reversal of performance-based expense of $2.4 million that had been previously recognized. In addition, stock-based compensation was credited for $1.4 million of expense related to unvested stock awards that had been previously recognized for those executives who left the Company during fiscal 2006.

We are a class action participant in the $3.0 billion VISA/MasterCard antitrust litigation settlement. In the third quarter of fiscal 2006, we recorded $1.5 million of income to SG&A for the estimated portion of the settlement that we received during the second quarter of fiscal 2007. We also recorded a charge to SG&A of approximately $2.2 million related to the departure of a senior executive officer and severance for other personnel whose positions were eliminated during fiscal 2006 as part of the Repair Plan.

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

Interest expense.  Interest expense for fiscal 2006 decreased $0.9 million to $12.8 million from $13.7 million in fiscal 2005. The decrease is attributable to lower average borrowing costs, in part due to the unfavorable impact of an interest rate swap we had in place in fiscal 2005, offset by higher debt levels. Our average debt levels were $183 million in fiscal 2006 versus $160 million in fiscal 2005.

Income taxes.  Our effective income tax rate, before goodwill impairment, for fiscal 2006 increased to 39.7 percent from 37.7 percent in the prior year. The increase in the effective tax rate is based primarily on the mix of income from different state jurisdictions. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.

Store Closing Charges

As discussed in Note 1 — Significant Accounting Policies, we account for the costs of store closings in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We account for asset impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As of the end of fiscal 2007, we had 16 stores where the store contribution was not cash flow positive. In addition, as of the end of fiscal 2007, we were paying rent on six closed store locations where we had not yet obtained a sublease tenant or executed a lease termination.

Expenses recorded relating to store closings were $6.1 million, $10.4 million and $8.9 million in fiscal 2007, 2006 and 2005, respectively. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

The store closing reserve was $0.8 million and $0.9 million as of February 3, 2007 and January 28, 2006, respectively. The reserve is comprised of charges related to non-cancelable lease obligations and other costs.

Stock-Based Compensation

During fiscal 2007, we used both time-based restricted shares and non-qualified stock option awards as long-term incentives to motivate management team members to work diligently on our Repair Plan initiatives and to assist with the management transition. We did not grant any performance shares in fiscal 2007. During fiscal 2008, we plan to return to a more traditional, “pay-for-performance” approach to compensation. Our incentive goals will focus primarily on the improved profitability, same-store sales and earnings per share that we expect will result from the completed Repair Plan initiatives. In fiscal 2008, we expect to grant performance shares and non-qualified stock options, but not time-based restricted shares, to our executive officers. We plan to grant time-based restricted shares and non-qualified stock options in fiscal 2008 to management team members below the Senior Vice President level to promote long-term retention of those employees and to provide them with an ownership interest in Jo-Ann Stores.

Liquidity and Capital Resources

Our capital requirements are primarily for capital expenditures in connection with infrastructure investments, new store openings, and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements are funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our credit facility.

The following table provides cash flow related information for the three fiscal years ended February 3, 2007.

	2007	2006	2005

Net cash provided by (used for) operating activities	$105.8	$(31.5)	$141.9
Net cash used for investing activities	(33.4)	(142.8)	(67.1)
Net cash (used for) provided by financing activities	(71.9)	112.6	(12.6)

Net increase (decrease) in cash and cash equivalents	$0.5	$(61.7)	$62.2

Ending cash and cash equivalents	$18.4	$17.9	$79.6

Net Cash Provided By (Used For) Operating Activities

Net cash provided by operating activities was $105.8 million in fiscal 2007, compared with net cash used for operations of $31.5 million in fiscal 2006, an increase of $137.3 million. The increase was generated by changes in operating assets and liabilities, which in fiscal 2007 represented a $48.8 million source of cash versus a $69.1 million use in cash in fiscal 2006.

The decrease in inventories, net of payable support, positively impacted net cash provided by operating activities by $62.2 million in fiscal 2007, compared with a net increase in inventories, net of payable support, which resulted in a net use of cash of $95.6 million in fiscal 2006. Total inventories decreased $61.3 million, or 11.9 percent year-over-year. On a same-store basis, inventory levels in our traditional stores and superstores were down approximately 11 percent and 18 percent, respectively. Inventory reductions have occurred primarily in yarn, fashion and clearance merchandise. Inventory turns for fiscal 2007 were approximately 2.0 times, compared with 2.1 times in fiscal 2006 and 2.3 times in fiscal 2005.

The total increase in operating assets and liabilities in fiscal 2007 of $48.8 million benefited from the receipt of $13.5 million of landlord lease incentives, which we negotiate as we build-out certain new superstore locations. See the discussion under “Capital Expenditures” below. Also included in net cash provided by operating activities is the settlement of the Visa/Mastercard antitrust litigation. In fiscal 2006, we recorded a receivable of $1.5 million for the estimated portion of the settlement that we expected to receive. During the second quarter of fiscal 2007, we received the expected $1.5 million settlement.

Net cash used for operating activities was $31.5 million in fiscal 2006, compared with net cash provided of $141.9 million in fiscal 2005, a decrease of $173.4 million. The decrease was generated by changes in operating assets and liabilities, which in 2006 represented a $69.1 million use of cash versus a $35.8 million source of cash in fiscal 2005.

During fiscal 2007, the Internal Revenue Service concluded its examination of our returns for the fiscal 2003 through fiscal 2005 tax years. On December 18, 2006, we remitted requested payments to the IRS in connection with a preliminary settlement, which totaled $14.6 million including interest of $2.3 million and no penalties. Negotiations with the IRS during our fourth quarter ultimately resulted in the IRS issuing a final determination letter on January 25, 2007 which indicated that no additional adjustments would be made.

Net Cash Used For Investing Activities

Net cash used for investing activities totaled $33.4 million in fiscal 2007, which was comprised of capital expenditures of $58.1 million, partially offset by proceeds of $24.7 million from the sale-leaseback of our distribution center in Visalia, California. Net cash used for investing activities was $142.8 million in fiscal 2006 and consisted entirely of capital expenditures. Capital expenditures are discussed further below under the caption “Capital Expenditures.”

Net cash used for investing activities in fiscal 2006 totaled $142.8 million compared with $67.1 million in fiscal 2005 and consisted entirely of capital expenditures for both years.

Capital Expenditures

Capital expenditures estimated for fiscal 2008 and for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by the landlord. Capital expenditures primarily relate to the operation of the stores, including new store openings, distribution center construction, maintenance capital and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2008
	Outlook	2007	2006	2005

Cash	$32-$38	$44.6	$118.9	$58.2
Cash — landlord-reimbursed	7.0	13.5	23.9	8.9

Total	$39-$45	$58.1	$142.8	$67.1

Capital expenditures for fiscal 2007 totaled $58.1 million. Store-related expenditures, including our superstore openings, accounted for approximately 74 percent of total capital spending in fiscal 2007. Expenditures related to the construction of our distribution center in Opelika, Alabama, which opened in April 2006, accounted for approximately six percent, or $4 million, of total capital spending in fiscal 2007. The total capital cost of this project was $48 million. During fiscal 2007, we opened 21 superstores and five traditional stores and closed 61 traditional stores and two superstores.

Capital expenditures for fiscal 2006 totaled $142.8 million. Store related expenditures, including our superstore openings, accounted for approximately 65 percent of total capital spending in fiscal 2006. Capital expenditures related to the construction of our distribution center in Opelika, Alabama were $44 million for fiscal 2006.

Capital expenditures for fiscal 2005 totaled $67.1 million. Store related expenditures, including our superstore openings, accounted for over 75 percent of total capital spending in fiscal 2005.

We anticipate capital expenditures in fiscal 2008 of approximately $39 to $45 million. We plan to reduce the number of new store openings from 26 stores in fiscal 2007 to six stores (five of which we expect will be superstores) in fiscal 2008. Our capital spending plan, net of landlord lease incentives received, for fiscal 2008 is approximately $32 to $38 million.

Sale-Leaseback Transaction

On October 19, 2006, we completed a sale-leaseback transaction of our distribution center located in Visalia, California (the “Facility”). We sold the Facility to an independent third party for approximately $24.7 million, net of expenses incurred by us in connection with the sale. We leased the Facility back from the purchaser and are treating the lease as an operating lease.

The lease has an initial term of 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless we provide notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease will be payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments will total $1.8 million. Thereafter, the annual rent payments will increase by 6% for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease will be approximately $38.8 million.

Net Cash (Used For) Provided By Financing Activities

Net cash used for financing activities was $71.9 million in fiscal 2007 compared with net cash provided by financing activities of $112.6 million during fiscal 2006. Long-term debt at the end of fiscal 2007 was $125.3 million and consisted of $25.3 million on our senior bank credit facility (the “Credit Facility”) and $100.0 million of 7.5 percent senior subordinated notes (the “Notes”). Debt levels decreased $78.4 million during fiscal 2007, compared with a net increase of $103.7 million in the prior year, primarily due to the decreases in inventory and other working capital improvements. In addition, we used the proceeds from the sale-leaseback transaction, noted above, to pay down borrowings on our Credit Facility.

In February 2006, we amended our Credit Facility primarily to increase the commitment from $350 million to $425 million. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant. See “Sources of Liquidity” below for further discussion of the Credit Facility.

Net cash provided by financing activities was $112.6 million in fiscal 2006 compared with net cash used for financing activities of $12.6 million during fiscal 2005. Long-term debt at the end of fiscal 2006 was $203.7 million and consisted of $103.7 million on our Credit Facility and $100.0 million of 7.5 percent Notes. Debt levels increased $103.7 million during fiscal 2006, compared with a net decrease of $13.7 million in the prior year, primarily due to increases in inventory and working capital requirements.

Net cash used for financing activities was $12.6 million during fiscal 2005. Debt levels decreased $13.7 million during fiscal 2005 and long-term debt at the end of fiscal 2005 was $100 million. During the first quarter of fiscal 2005, we completed two capital financing initiatives. In February 2004, we issued $100 million of 7.5 percent Notes, which enabled us to repurchase the remaining $64.4 million of our 10.375 percent senior subordinated notes that were outstanding at the beginning of the year at an aggregate premium of 103.4 percent to par value.

As of February 3, 2007, we had the ability to borrow up to an additional $189 million under our Credit Facility.

Common Share Repurchases

During fiscal 2007, we purchased 7,805 of our common shares at an aggregate price of $0.1 million, which represented shares repurchased from employees related to the lapse of restricted shares that were provided to us to satisfy related tax withholding requirements. As of February 3, 2007, we were authorized to purchase up to an additional 1.2 million common shares under previous authorizations from our Board of Directors.

Sources of Liquidity

We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and our Credit Facility.

We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2007, our long-term unsecured debt was rated “Caa2” by Moody’s Investor Services and “CCC” by Standard & Poor’s. Moody’s has us on a stable outlook while Standard & Poor’s has us on a credit watch with a negative outlook. In February 2006, Moody’s lowered our unsecured debt rating from “B2” to “B3,” and in November 2006 from “B3” to “Caa2,” at both times maintaining their credit watch with a negative outlook. In March 2007 Moody’s confirmed the “Caa2” rating and changed their outlook to stable. Standard and Poor’s lowered our unsecured debt rating in April 2006 from “B−” to “CCC,” and maintained their credit watch with a negative outlook. The downgrades are primarily due to the deterioration in our business performance during fiscal 2006 and for the first half of fiscal 2007, as well as the additional debt and lease leverage that we accumulated through that time period. The change in outlook to stable by Moody’s in March 2007 reflects their acknowledgement that operating results have improved during the second half of fiscal 2007 and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.

Our current debt obligations as of the end of fiscal 2007 include $25.3 million in borrowings outstanding under our Credit Facility, and $100 million outstanding under our 7.5 percent Notes.

Senior Bank Credit Facility.  Our Credit Facility is a $425 million revolver led by Bank of America Retail Finance, Inc. that expires on April 30, 2009. In February 2006, we amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

The Credit Facility is secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by each of our wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the Credit Facility) that is maintained. At the end of fiscal 2007, interest on our borrowings under the Credit Facility was at the bank’s base rate. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $1.8 million, related to the unamortized portion of the deferred financing costs of the original financing, as well as the amendment fees, are being amortized over the term of the Credit Facility.

As of February 3, 2007, we had borrowings outstanding of $25.3 million under the Credit Facility at an interest rate of 8.25 percent and $52.4 million in letters of credit outstanding.

Our weighted average interest rate (including the impact of the $40 million interest rate swap that expired on April 30, 2005) and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 6.7 percent and $99.2 million during fiscal 2007 and 5.8 percent and $83.2 million during fiscal 2006.

The Credit Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, we are required to comply with a minimum consolidated net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of February 3, 2007, excess availability was $189.3 million, and at our peak borrowing level during fiscal 2007, the excess availability was $107.6 million. The Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. During fiscal 2007 we were in compliance with all covenants under the Credit Facility.

Senior Subordinated Notes.  On February 26, 2004, we issued $100 million 7.5 percent Notes due 2012. Interest on the Notes is payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. We have the option of redeeming the Notes at any time after March 1, 2008 in accordance with certain call provisions of the related indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by each of our wholly-owned subsidiaries. Net proceeds from the fiscal 2005 placement of approximately $97.4 million were used to repurchase the balance of the 10.375 percent senior subordinated notes that remained outstanding and for general corporate purposes.

The Notes’ indenture contains covenants that, among other things, restrict our ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness, and require an offer to repurchase the Notes in the event of a change in control. The indenture defines various events of default, including cross-default provisions and defaults for any material judgments. At February 3, 2007, we were in compliance with all covenants under the indenture.

Failure to comply with these restrictions and covenants could result in defaults under our Credit Facility and/or the Notes’ indenture. Any default, if not waived, could result in our debt becoming immediately due and payable.

During fiscal 2005, we purchased $64.4 million in face value of the 10.375 percent senior subordinated notes at an aggregate premium of 103.4 percent to par value. We recorded pre-tax charges of $4.2 million in fiscal 2005, primarily for the cash premium paid and the related write-off of applicable deferred debt costs. This charge is reflected in the debt repurchase expenses line item in the statement of operations.

Off-Balance Sheet Transactions

Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment. In October 2006, we completed a sale-leaseback transaction of our distribution center located in Visalia, California. For more information regarding that transaction, see “Note 10 — Leases” contained in the notes to consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of February 3, 2007:

	Payments Due by Period (1)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7.5 percent senior subordinated notes	$100.0	$—	$—	$—	$100.0
7.5 percent senior subordinated notes interest(1)	41.3	7.5	22.5	11.3	—
Credit Facility — revolving facility	25.3	—	—	25.3	—
Letters of credit(2)	52.4	52.4	—	—	—
Purchase commitments(3)	23.5	5.1	11.8	6.6	—
Operating leases	845.9	146.0	235.7	176.7	287.5

Total Contractual Cash Obligations	$1,088.4	$211.0	$270.0	$219.9	$387.5

(1)	Interest is included as a contractual obligation on the 7.5 percent Notes only. The calculation of interest on the Credit Facility is dependent on the average borrowings during the year and a variable interest rate. See “Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Credit Facility.

(2)	Includes commercial letters of credit of $23.2 million and $29.2 million of standby letters of credit.

(3)	Purchase commitments include legally binding contracts such as firm commitments for significant inventory purchases. Purchase orders that are not binding agreements are excluded from the table.

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

Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2007				Fiscal 2006
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$424.7	$363.2	$461.9	$600.8	$420.7	$383.8	$474.2	$604.1
Same-store sales percentage change	(3.9)%	(8.4)%	(5.4)%	(6.0)%	0.6%	(0.5)%	0.7%	(3.0)%
Gross margin	$198.0	$172.3	$219.1	$270.4	$204.8	$184.8	$216.3	$253.3
Gross margin percent to sales	46.6%	47.4%	47.4%	45.0%	48.7%	48.2%	45.6%	41.9%
Operating (loss) profit	$(8.8)	$(29.5)	$5.0	$42.3	$8.8	$(5.7)	$(1.7)	$(8.9)
Operating (loss) profit percent to sales	(2.1)%	(8.1)%	1.1%	7.0%	2.1%	(1.5)%	(0.4)%	(1.5)%
Net (loss) income	$(6.6)	$(21.2)	$0.1	$25.8	$4.2	$(5.1)	$(4.1)	$(18.0)
Inventories	463.0	511.3	535.8	453.4	446.4	574.0	654.1	514.7
Long-term debt	190.0	225.0	200.3	125.3	100.0	174.8	290.0	203.7

We believe that inflation has not had a significant effect on the growth of net sales or on net income (loss) over the past three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Critical Accounting Policies and Estimates

Management strives to report our financial results in a clear and understandable manner. We follow generally accepted accounting principles in preparing our consolidated financial statements. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:

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

Our accrual for shrink is based on the actual historical shrink results of our recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 3, 2007 is based on shrink results of prior physical inventories. All of our store locations that have been open one year or more are physically inventoried once a year. We will continue to monitor and adjust our shrink rate estimates based on the results of store physical inventories and shrink trends.

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

Gift Cards and Gift Card Breakage

Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. This gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. Beginning in fiscal 2006, we began to recognize gift card breakage as a component of net sales in the consolidated statement of operations and in the fourth quarter of fiscal 2006, we recognized $3.2 million of pre-tax income. In fiscal 2007, we recognized $0.8 million of pre-tax income related to gift card breakage.

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

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and record any required impairment charge. During the fourth quarters of fiscal 2007, fiscal 2006 and fiscal 2005, we performed impairment tests as required by SFAS No. 144. As a result of the evaluation, we recorded impairments of $4.1 million, $3.0 million and $0.6 million, respectively, on assets of certain stores still in operation.

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

Accrued Expenses

We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The ultimate cost of our workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed and historical claims experience for claims incurred but not yet reported, as well as actuarial estimates. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Our workers compensation and general liability accruals are recorded at an estimate of their net present value; other liabilities are not discounted. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

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

Recent Accounting Pronouncements

In addition to the accounting pronouncements referenced above in our discussion of critical accounting policies, the following accounting pronouncements may have an impact on our results of operations or financial position in future years, as discussed further below.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. SFAS No. 157 is effective for us in fiscal 2009. We are currently assessing the impact that SFAS No. 157 will have on its consolidated financial statements upon adoption.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. We adopted the provisions of FIN 48 as of February 4, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported in our first quarter of fiscal 2008 consolidated financial statements as an adjustment to the opening balance of retained earnings for the year. We estimate that the cumulative effect adjustment may decrease retained earnings by up to $1.0 million.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to the items described in “Item 1A. Risk Factors” as well as, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or widespread severe weather, our ability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our Credit Facility.

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately one-third of our purchases internationally in fiscal 2007. Our international purchases are concentrated in China and other Asian countries.

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we set in place in early fiscal 2005, which consists of the fixed rate $100 million Notes and our variable rate Credit Facility, which is designed to be a working capital facility. We estimate that a one-percent increase or decrease in interest rates, based on fiscal 2007 average debt levels, would cause an increase or decrease to interest expense of $1.0 million.

Item 8.	Financial Statements and Supplementary Data

Jo-Ann Stores, Inc.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	41
Consolidated Statements of Operations for each of the three fiscal years in the period ended February 3, 2007	42
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 3, 2007	43
Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended February 3, 2007	44
Notes to Consolidated Financial Statements	45
EX-10.8
EX-10.9
EX-10.10
EX-10.16
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at February 3, 2007 and January 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jo-Ann Stores, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 2, 2007

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	February 3,	January 28,
	2007	2006
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$18.4	$17.9
Inventories	453.4	514.7
Deferred income taxes	32.0	38.0
Prepaid expenses and other current assets	30.4	35.2

Total current assets	534.2	605.8
Property, equipment and leasehold improvements, net	311.8	331.7
Other assets	10.7	9.3

Total assets	$856.7	$946.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147.5	$146.6
Accrued expenses	74.8	94.1

Total current liabilities	222.3	240.7
Long-term debt	125.3	203.7
Deferred income taxes	14.2	23.2
Lease obligations and other long-term liabilities	85.1	79.8
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,400,347 and 27,050,507, respectively	1.4	1.4
Additional paid-in capital	176.9	165.4
Retained earnings	274.7	276.6

	453.0	443.4
Treasury stock, at cost, 3,542,885 shares and 3,675,439 shares, respectively	(43.2)	(44.0)

Total shareholders’ equity	409.8	399.4

Total liabilities and shareholders’ equity	$856.7	$946.8

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations

	Fiscal Year-Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in millions,
	except earnings per share data)

Net sales	$1,850.6	$1,882.8	$1,812.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	990.8	1,023.6	950.3

Gross margin	859.8	859.2	862.1
Selling, general and administrative expenses	790.5	774.0	708.5
Store pre-opening and closing costs	11.1	23.4	18.5
Depreciation and amortization	49.2	42.2	43.0
Debt repurchase expenses	—	—	4.2
Goodwill impairment	—	27.1	—

Operating profit (loss)	9.0	(7.5)	87.9
Interest expense, net	15.6	12.8	13.7

(Loss) income before income taxes	(6.6)	(20.3)	74.2
Income tax (benefit) provision	(3.7)	2.7	28.0

(Loss) income before cumulative effect of accounting change	(2.9)	(23.0)	46.2
Cumulative effect of change in accounting principle, net of tax	1.0	—	—

Net (loss) income	$(1.9)	$(23.0)	$46.2

(Loss) income per common share — basic:
(Loss) income before cumulative effect of accounting change	$(0.12)	$(1.01)	$2.09
Cumulative effect of change in accounting principle	0.04	—	—

Net (loss) income	$(0.08)	$(1.01)	$2.09

(Loss) income per common share — diluted:
(Loss) income before cumulative effect of accounting change	$(0.12)	$(1.01)	$2.02
Cumulative effect of change in accounting principle	0.04	—	—

Net (loss) income	$(0.08)	$(1.01)	$2.02

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year-Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(Dollars in millions)

Net cash flows from operating activities:
Net (loss) income	$(1.9)	$(23.0)	$46.2
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	49.2	42.2	43.0
Deferred income taxes	(3.0)	(21.1)	(6.3)
Stock-based compensation expense	6.9	2.8	7.7
Cumulative effect of change in accounting principle	(1.0)	—	—
Tax benefit on stock-based compensation plan awards	0.3	1.8	4.9
Amortization of deferred financing costs	0.9	0.9	2.0
Loss on disposal and impairment of fixed assets	5.6	6.9	4.4
Loss associated with purchase of senior subordinated notes	—	—	4.2
Goodwill impairment	—	27.1	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	61.3	(75.0)	(35.1)
Decrease (increase) in prepaid expenses and other current assets	4.8	(12.9)	1.2
Increase (decrease) in accounts payable	0.9	(20.6)	45.2
(Decrease) increase in accrued expenses	(19.9)	2.5	15.4
Increase in lease obligations, net	3.6	34.8	8.9
Increase in other long-term liabilities	0.2	1.0	0.9
Other, net	(2.1)	1.1	(0.7)

Net cash provided by (used for) operating activities	105.8	(31.5)	141.9
Net cash flows used for investing activities:
Capital expenditures	(58.1)	(142.8)	(67.1)
Net proceeds from sale-leaseback transaction	24.7	—	—

Net cash used for investing activities	(33.4)	(142.8)	(67.1)
Net cash flows (used for) provided by financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	—	—	97.4
Purchase of 10 3/8% senior subordinated notes	—	—	(66.6)
Net change in revolving credit facility	(78.4)	103.7	(49.3)
Proceeds from stock-based compensation plans	5.2	7.9	10.0
Other, net	1.3	1.0	(4.1)

Net cash (used for) provided by financing activities	(71.9)	112.6	(12.6)

Net increase (decrease) in cash and cash equivalents	0.5	(61.7)	62.2
Cash and cash equivalents at beginning of year	17.9	79.6	17.4

Cash and cash equivalents at end of year	$18.4	$17.9	$79.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15.2	$12.8	$11.2
Income taxes, net of refunds	20.1	26.9	23.6

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Shareholders’ Equity

			Common				Accumulated
	Net		Stock	Additional			Other	Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Comprehen-	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	sive Loss	Equity
	(Shares in thousands)				(Dollars in millions)
Balance, January 31, 2004	21,828	3,775	$1.3	$129.0	$(41.3)	$253.4	$(1.6)	$340.8
Net income	—	—	—	—	—	46.2	—	46.2
Change in fair value of derivatives, net of $1.0 million tax provision	—	—	—	—	—	—	1.6	1.6

Total comprehensive income								47.8
Exercise of stock options	768	(119)	—	7.0	0.6	—	—	7.6
Tax benefit on equity compensation	—	—	—	4.9	—	—	—	4.9
Stock-based compensation	(36)	—	—	7.7	—	—	—	7.7
Purchase of common stock	(119)	119	—	—	(3.3)	—	—	(3.3)
Issuance of treasury shares	38	(38)	—	0.8	0.2	—	—	1.0
Issuance of common stock — Associate Stock Ownership Plan	106	—	—	2.4	—	—	—	2.4

Balance, January 29, 2005	22,585	3,737	1.3	151.8	(43.8)	299.6	—	408.9
Net loss	—	—	—	—	—	(23.0)	—	(23.0)

Total comprehensive loss								(23.0)
Exercise of stock options	630	—	0.1	5.4	—	—	—	5.5
Tax benefit on equity compensation	—	—	—	1.8	—	—	—	1.8
Stock-based compensation	(35)	—	—	2.8	—	—	—	2.8
Purchase of common stock	(27)	27	—	—	(0.7)	—	—	(0.7)
Issuance of treasury shares	89	(89)	—	1.2	0.5	—	—	1.7
Issuance of common stock — Associate Stock Ownership Plan	133	—	—	2.4	—	—	—	2.4

Balance, January 28, 2006	23,375	3,675	1.4	165.4	(44.0)	276.6	—	399.4
Net loss	—	—	—	—	—	(1.9)	—	(1.9)

Total comprehensive loss								(1.9)
Exercise of stock options	223	(29)	—	2.8	0.2	—	—	3.0
Tax benefit on equity compensation	—	—	—	0.3	—	—	—	0.3
Stock-based compensation	(42)	—	—	6.9	—	—	—	6.9
Purchase of common stock	(8)	8	—	—	(0.1)	—	—	(0.1)
Issuance of treasury shares	111	(111)	—	0.9	0.7	—	—	1.6
Issuance of common stock — Associate Stock Ownership Plan	198	—	—	2.2	—	—	—	2.2
Cumulative effect of change in accounting principle	—	—	—	(1.6)	—	—	—	(1.6)

Balance, February 3, 2007	23,857	3,543	$1.4	$176.9	$(43.2)	$274.7	$—	$409.8

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

Nature of Operations

Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer with 801 retail stores in 47 states at February 3, 2007. The 628 traditional and 173 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.

The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2006 and 2005 financial statements have been reclassified to conform to the current year presentation.

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

The Company’s accrual for shrink is based on the actual historical shrink results of recent store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of the Company’s store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 3, 2007 is based on shrink results of prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from 10 to 40 years; furniture, fixtures and equipment from 2 to 10 years; and leasehold improvements for the lesser of 10 years or over the remaining life of the lease. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

Property, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2007	2006
	(Dollars in millions)

Land and buildings	$66.5	$62.2
Furniture, fixtures and equipment	436.6	385.5
Leasehold improvements	140.8	125.5
Construction in progress	12.2	57.9

	656.1	631.1
Less accumulated depreciation and amortization	(344.3)	(299.4)

Property, equipment and leasehold improvements, net	$311.8	$331.7

The Company capitalized interest of $0.4 million and $0.7 million in fiscal 2007 and fiscal 2006, respectively, relating to the construction of a new distribution center in Opelika, Alabama.

Software Development

The Company capitalized $6.8 million and $1.9 million in fiscal 2007 and fiscal 2006, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements. The Company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $2.0 million and $3.3 million in fiscal 2007 and fiscal 2006, respectively.

Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and record any required impairment charge. The Company performed impairment tests during the fourth quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Impairment cost for closed stores is recorded in store pre-opening and closing and impairment for stores still in operation is recorded in selling, general and administrative expenses (“SG&A”) on the consolidated statement of operations. Asset impairments include write-downs of fixed assets to their estimated fair value for stores closed, or

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

scheduled to be closed, where impairment exists. The asset impairment represents the difference between the asset carrying value and the future net discounted cash flows estimated by the Company to be generated by those assets. As a result of the evaluation, impairments of $4.1 million, $3.0 million and $0.6 million, respectively, were recorded, in fiscal years 2007, 2006 and 2005 with respect to assets of certain stores still in operation.

Store Pre-Opening and Closing Costs

Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes the hiring and training costs for new employees, processing costs of initial merchandise and rental expense for the period prior to the store opening for business. See Note 3 — Store Closings for further detail.

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

	Fiscal Year-Ended
	2007	2006	2005
	(Dollars in millions)

Store pre-opening costs	$5.0	$13.0	$9.6
Store closing costs	6.1	10.4	8.9

	$11.1	$23.4	$18.5

Accrued Expenses

We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The ultimate cost of our workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed and historical claims experience for claims incurred but not yet reported, as well as actuarial estimates. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Our workers’ compensation and general liability accruals are recorded at an estimate of their net present value; other liabilities are not discounted. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

	Fiscal Year
	2007	2006
	(Dollars in millions)

Accrued taxes	$9.1	$28.4
Accrued compensation	24.4	18.7
Accrued insurance-related reserves	22.8	20.2
Other accrued expenses	18.5	26.8

	$74.8	$94.1

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value due to the short maturity of these instruments. The price of the 7.5 percent senior subordinated notes (the “Notes”) at February 3, 2007 in the high yield debt market was 93.5 percent to par value. Accordingly, the fair value of the Notes was $93.5 million versus their carrying value of $100 million.

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

Income Taxes

The Company does business in various jurisdictions that impose income taxes. The aggregate amount of income tax expense to accrue and the amount currently payable are based upon the tax statutes of each jurisdiction, pursuant to the asset and liability method. This process involves adjusting book income for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences that will reverse in subsequent years. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. The current tax provision can be affected by the mix of income and identification or resolution of uncertain tax positions. Because income from different jurisdictions may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. The rate is based on the best estimate of an annual effective rate, and those estimates are updated quarterly. The Company also regularly evaluates the status and likely outcome of uncertain tax positions.

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

Revenue Recognition

The Company recognizes revenue at the time of sale of merchandise to its customers in compliance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company allows for merchandise to be returned under most circumstances. Our current policy is for our customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt and the return is within 90 days of purchase. The reserve for returns was $0.5 million at February 3, 2007 and January 28, 2006, respectively. Returns historically have not had a material impact on the consolidated financial statements.

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. This gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. Beginning in fiscal 2006, we began to recognize gift card breakage as a component of net sales in the consolidated statement of operations and in the fourth quarter of fiscal 2006, we recognized $3.2 million of pre-tax income. In fiscal 2007, we recognized $0.8 million of pre-tax income related to gift card breakage.

Cost of Sales

Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the Company’s merchandise and accordingly are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A. Distribution network costs of $68.6 million, $65.5 million and $58.5 million were included in SG&A expenses for fiscal 2007, 2006 and 2005, respectively.

All vendor consideration, including cash discounts, volume discounts and co-operative advertising fees are included as a reduction of cost of sales. Cash discounts and volume discounts are recognized in cost of sales when the related merchandise is sold. The Company recognizes co-operative advertising fees under vendor agreements when the related merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” Historically, vendor consideration has not had a significant impact on the trend of cost of sales or gross margin.

Operating Leases

Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term for our stores includes the “build-out” period of leases, when no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.

Construction allowances and other incentives received from landlords are recorded as a deferred rent liability and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of incentives as an increase in cash flows from operating activities.

Advertising Costs

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense was $65.2 million, $66.1 million and $50.1 million for fiscal 2007, 2006 and 2005, respectively. Included in prepaid and other current assets are $1.3 million and $1.8 million, respectively, at the end of fiscal 2007 and 2006 relating to prepayments of production costs of advertising.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Earnings Per Share

Basic and diluted (loss) earnings per common share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the year. Diluted (loss) earnings per common share include the effect of the assumed exercise of dilutive stock-based compensation awards (comprised of stock options and restricted shares) under the treasury stock method. Basic and diluted (loss) earnings per common share are as follows:

	Fiscal Year-Ended
	2007	2006	2005
	(Dollars in millions, except per share data)

(Loss) income before cumulative effect of accounting change	$(2.9)	$(23.0)	$46.2
Cumulative effect of change in accounting principle, net of tax	1.0	—	—

Net (loss) income	$(1.9)	$(23.0)	$46.2

Weighted average shares outstanding (shares in thousands):
Basic	23,519	22,716	22,155
Incremental shares from assumed exercise of stock options	—	—	624
Incremental restricted shares	—	—	108

Diluted	23,519	22,716	22,887
(Loss) income per common share — basic:
(Loss) income before cumulative effect of accounting change	$(0.12)	$(1.01)	$2.09
Cumulative effect of change in accounting principle	0.04	—	—

Net (loss) income per common share	$(0.08)	$(1.01)	$2.09

(Loss) income per common share — diluted:
(Loss) income before cumulative effect of accounting change	$(0.12)	$(1.01)	$2.02
Cumulative effect of change in accounting principle	0.04	—	—

Net (loss) income per common share	$(0.08)	$(1.01)	$2.02

For fiscal 2007 and 2006, all outstanding stock options were excluded from the calculation of diluted net loss per common share due to the Company’s net loss, because they would have had an anti-dilutive effect.

Stock-Based Compensation

Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which replaces SFAS No. 123, using the modified prospective method. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting. The adoption of the new standard resulted in a cumulative after-tax adjustment related to estimated forfeitures.

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Further, upon adoption, the Company estimated the forfeitures that are expected to occur on awards that were outstanding and reduced the previously recognized compensation expense for these awards. The after-tax amount of this reduction is presented on the statement of operations as a cumulative effect of change in accounting principle. The Company estimated its forfeiture rates based on its historical experience during the preceding ten years and recorded a cumulative after-tax adjustment of $1.0 million, or $0.04 per diluted common share, in the first quarter of fiscal 2007.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options or the issuance of shares under other stock-based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123R requires that cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards be classified as financing cash flows.

The following table shows the expense recognized by the Company for stock-based compensation.

	Fiscal Year-Ended
	2007	2006	2005
	(Dollars in millions)

Stock option compensation expense(a)	$3.3	$2.5	$3.4
Restricted stock award amortization	3.6	0.3	4.3

	$6.9	$2.8	$7.7

(a)	Included within stock option compensation expense is expense related to the employee stock purchase plan (the Associate Stock Ownership Plan or “ASOP”). The associated expense is not significant.

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

The significant assumptions used to calculate the fair value of option grants were as follows:

	Fiscal Year-Ended
	2007	2006	2005

Weighted average fair value of options granted	$5.69	$6.64	$14.16
Expected volatility of underlying stock	.418 to .584	.513 to .568	.594 to .653
Risk-free interest rates	4.2% to 5.2%	3.5% to 4.4%	2.4% to 3.7%
Expected life	2.2 to 5.2 years	4 years	4 years
Expected life — Associate Stock Ownership Plan	6 months	6 months	6 months

See Note 7 — Stock-Based Compensation for further detail.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 — Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In addition to the accounting pronouncements referenced above, the following accounting pronouncements may have an impact on the Company’s results of operations or financial position in future years, as discussed further below.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. SFAS No. 157 is effective for the Company in fiscal 2009. The Company is currently assessing the impact that SFAS No. 157 will have on its consolidated financial statements upon adoption.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The Company adopted the provisions of FIN 48 as of February 4, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported by the Company in its first quarter of fiscal 2008 consolidated financial statements as an adjustment to the opening balance of retained earnings for the year. The Company estimates that the cumulative effect adjustment may decrease retained earnings by up to $1.0 million.

Note 2 — Goodwill

At the beginning of the fourth quarter of fiscal 2006, the Company conducted the annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” for fiscal 2006. As a result of the evaluation, the Company determined that the carrying amount of the goodwill exceeded its implied fair value and that a full impairment of goodwill existed. This impairment conclusion was reached considering the market capitalization of the Company, declining business trends, softness in the industry, deteriorating Company performance particularly in our seasonally significant fourth quarter, and the Company’s assessment of near-term future performance. Accordingly, during the fourth quarter of fiscal 2006, the Company recorded a non-cash and non-tax deductible charge of $27.1 million, which represented a write-off of the goodwill. This charge was reported as a separate line item in the statement of operations included in the consolidated financial statements.

Note 3 — Store Closings

Store closing charges included within the consolidated statement of operations for fiscal years 2007, 2006 and 2005 are summarized below, and represent charges incurred to close stores related to the superstore growth strategy and store performance. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 — Store Closings (Continued)

	Fiscal Year-Ended
	2007	2006	2005
	(Dollars in millions)

Store Closing Charges:
Non-cancelable lease obligations	$0.7	$2.3	$1.4
Asset related charges	1.5	3.9	3.8
Other costs	3.9	4.2	3.7

Total	$6.1	$10.4	$8.9

The store closing reserve was $0.8 million and $0.9 million as of February 3, 2007 and January 28, 2006, respectively. The reserve is comprised of charges related to non-cancelable lease obligations and other costs.

Non-cancelable lease obligations, as discussed in Note 1, are accounted for in accordance with SFAS No. 146.

Asset related charges include write-downs of fixed assets to their estimated fair value for stores closed, or scheduled to be closed. The asset related charges represent the difference between the asset carrying value and the future net discounted cash flows estimated by the Company to be generated by those assets.

Other costs represent other miscellaneous store closing costs, including among other things, costs related to third-party inventory liquidation and fixtures, signage and register removal.

Note 4 — Income Taxes

The significant components of the income tax (benefit) provision are as follows (dollars in millions):

	Fiscal Year-Ended
	2007	2006	2005

Current:
Federal	$(3.3)	$20.4	$30.7
State and local	2.6	3.4	3.6

	(0.7)	23.8	34.3
Deferred	(3.0)	(21.1)	(6.3)

Income tax (benefit) provision	$(3.7)	$2.7	$28.0

The reconciliation of income tax at the statutory rate to the income tax (benefit) provision is as follows:

	Fiscal Year-Ended
	2007	2006	2005

Federal income tax at the statutory rate	$(2.3)	$(7.1)	$26.0
Effect of:
Non-deductible goodwill impairment	—	9.5	—
State and local taxes	0.4	0.3	2.4
Settlement of federal tax liabilities from prior years	(1.1)	—	—
Other, net	(0.7)	—	(0.4)

Income tax (benefit) provision	$(3.7)	$2.7	$28.0

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)
	2007	2006

Current
Deferred tax assets:
Inventory items	$15.1	$23.8
Lease obligations	0.9	0.7
Employee benefits	8.9	9.1
Other	7.1	4.4

Net current deferred tax asset	$32.0	$38.0

Non-current
Deferred tax assets:
Lease obligations	$30.5	$29.2
Equity investment	2.5	2.5
Employee benefits	6.7	3.1
State net operating loss carryforwards	1.1	0.3
Other	2.4	—
Valuation allowances	(2.7)	(2.7)

	40.5	32.4
Deferred tax liabilities:
Depreciation	(54.1)	(55.1)
Other	(0.6)	(0.5)

	(54.7)	(55.6)

Net non-current deferred tax liability	$(14.2)	$(23.2)

The Company has approximately $27.0 million in state net operating loss carryforwards, which if utilized will result in combined future net state tax benefits of $1.1 million. If not utilized, these net operating loss carryforwards will expire in fiscal year 2008 through fiscal year 2027.

The Company has recorded valuation allowances for equity losses on a minority investment and certain state net operating loss carryforwards, which may not be realizable.

During fiscal 2007, the Internal Revenue Service concluded its examination of the Company’s returns for the fiscal 2003 through fiscal 2005 tax years. Income tax liabilities of approximately $1.1 million that related primarily to the settlement were released during fiscal 2007, all of which was reflected as an increase to income tax benefit.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position needs to be more-likely-than-not in order to be sustained during examination by federal, state or local taxing

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Income Taxes (Continued)

authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company is continuing to evaluate the effect of FIN 48 on its consolidated financial statements but estimates that the cumulative effect adjustment at adoption on February 4, 2007 may decrease retained earnings by up to $1.0 million. This estimate is subject to revision as the Company continues to work on its analysis.

Note 5 — Financing

Long-term debt consists of the following (dollars in millions):

	Fiscal Year
	2007	2006

Credit Facility	$25.3	$103.7
7.5 percent senior subordinated notes	100.0	100.0

Total Long-term debt	$125.3	$203.7

Secured Credit Facility

The Credit Facility as amended is a $425 million revolver led by Bank of America Retail Finance, Inc. that expires April 30, 2009. In February 2006, the Company amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

The Credit Facility is secured by a first priority perfected security interest in the Company’s inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by certain of the Company’s wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or LIBOR plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At February 3, 2007, interest on the Company’s borrowings under the Credit Facility was at the bank’s base rate. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $1.8 million, related to the unamortized portion of the deferred financing costs of the original financing, as well as the amendment fees, are being amortized over the term of the Credit Facility. As of February 3, 2007, the Company had borrowings outstanding of $25.3 million under the Credit Facility at an interest rate of 8.25 percent and $52.4 million in letters of credit outstanding.

The Company’s weighted average interest rate and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 6.7 percent and $99.2 million during fiscal 2007 and 5.8 percent and $83.2 million during fiscal 2006.

The Credit Facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of its business. The Company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, the Company is required to comply with the modified minimum consolidated net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of February 3, 2007, excess availability was $189.3 million, and at the Company’s peak borrowing level during fiscal 2007, the excess availability was $107.6 million. The Credit Facility also defines various events of default, including cross default provisions, defaults for any material judgments or a change in control. At February 3, 2007, the Company was in compliance with all covenants under the Credit Facility.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 — Financing (Continued)

The fair value of the debt outstanding under the Company’s Credit Facility approximated carrying value at February 3, 2007 and January 28, 2006.

Senior Subordinated Notes

On February 26, 2004, the Company issued $100 million 7.5 percent Notes due on March 1, 2012. Interest on the Notes is payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. The Company has the option of redeeming the Notes at any time after March 1, 2008 in accordance with certain call provisions of the related Note indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by certain of the Company’s wholly-owned subsidiaries. Net proceeds from the fiscal 2005 placement of approximately $97.4 million were used to repurchase the balance of the 10.375 percent senior subordinated notes that remained outstanding and for general corporate purposes.

The Note indenture contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets and issue guarantees of and pledges to secure indebtedness. In the event of a change in control, the Company would be required to offer to repurchase the Notes. The indenture defines various events of default, including cross default provisions and defaults for any material judgments. Failure to comply with these restrictions and covenants could result in defaults under the Company’s Credit Facility and/or Note indenture. Any default, if not waived, could result in the Company’s debt becoming immediately due and payable. At February 3, 2007, the Company was in compliance with all covenants under its Note indenture.

During fiscal 2005, the Company purchased $64.4 million in face value of the 10.375 percent senior subordinated notes. The Company recorded pre-tax charges of $4.2 million in fiscal year 2005, primarily for the cash premium paid and the related write-off of applicable deferred debt costs. These charges are reflected in the debt repurchase expenses line item in the statement of operations.

Aggregate maturities of long-term debt for the next five fiscal years are:

(Dollars in millions)

2008	$—
2009	—
2010	25.3
2011	—
2012	—
Thereafter	$100.0

Note 6 — Capital Stock

Shareholders’ Rights Plan

On February 26, 2007, the Company amended and restated its Shareholders’ Rights Plan (the “Rights Plan”). Under the Rights Plan, as amended and restated, one right is issued for each common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15 percent or more of the outstanding common shares as defined in the Rights Plan. When exercisable, each right initially entitles a holder of common shares to purchase one common share for $52.17, or under certain circumstances, one common share for $0.43. The rights, which do not have voting privileges, expire at the close of business on October 31, 2010, but may be redeemed by the Board of Directors prior to that time,

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6 — Capital Stock (Continued)

under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

Right to Acquire Shares

The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 2.7 million shares are subject to this agreement as of February 3, 2007.

Note 7 — Stock-Based Compensation

The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues stock and stock options under these various stock-based compensation plans. Stock-based compensation expense resulting from the issuance of restricted shares and stock options is recognized over the vesting period of the awards.

Summarized below are the various plans used by the Company to administer its stock-based compensation award programs.

Plan	Overview

1998 Incentive Compensation Plan (the “1998 Plan”)	Allows for the grant of stock options, restricted stock, and stock equivalent units to employees and non-employee directors. It also allows the operation of an employee stock purchase program and a deferred stock program for non-employee directors. At February 3, 2007, 1,502,972 stock options, 930,911 restricted shares, and 30,000 stock equivalent units were outstanding under the 1998 Plan.

1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”)	Previously used to award stock options to non-employee directors. The plan is no longer used to grant stock options. At February 3, 2007, 29,025 stock options were outstanding under the Directors Stock Option Plan.

1994 Executive Incentive Plan (the “Executive Plan”)	Previously used to award restricted stock awards to executive officers, senior management and other key employees. This plan terminated on January 31, 2004. The termination of the plan does not affect shares that are currently outstanding under the plan. At February 3, 2007, 48,139 restricted shares were outstanding under the Executive Plan.

1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”)	Previously used to award stock options to officers and key employees. This plan terminated on March 14, 2000. The termination of the plan does not affect shares that are currently outstanding under the plan. At February 3, 2007, 59,300 stock options were outstanding under the 1990 Plan.

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

Restricted Stock Awards

The vesting periods for the restricted shares granted under the 1998 Plan during fiscal years 2005 — 2007 are up to five years for employee restricted shares and up to six years for non-employee director restricted shares. All restrictions on such restricted shares terminate if the grantee remains in the continuous service of the Company throughout the vesting period. Certain time-based and performance-based awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. These performance-based awards provide the potential to receive generally up to three times that amount in additional shares, dependent on the Company achieving certain net income performance criteria that are measured at the end of the third year. The expense for performance-based awards is recognized over the vesting period when the related criteria is probable of being achieved. In fiscal 2006 and fiscal 2005, the Compensation Committee of the Board of Directors approved an annual base award of restricted stock to certain of the Company’s employees that is intended to serve as a retention vehicle and is coupled with performance awards. The base and performance awards vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year. The base award grants, which are time-based awards, amounted to approximately 166,000 and 205,000 restricted shares for fiscal 2006 and fiscal 2005, respectively. The performance-based award provides the potential to receive generally up to three times that amount in additional shares. The number of performance award shares ultimately received, if any, will depend on the Company achieving certain net income performance criteria that are measured at the end of the third year. Total Shares Available to Grant reflect both the fiscal 2006 and fiscal 2005 restricted stock base award grant and the performance award assuming the maximum (superior) level of performance is achieved. The expense recognition for the value of restricted shares is based on the vesting period and an estimate regarding certain performance levels over the three-year measurement period. No expense was recognized during fiscal 2007 for performance awards based on the Company’s current and expected future performance. During fiscal 2006, all stock-based compensation expense associated with performance-based awards totaling $2.4 million was reversed due to the Company’s operating performance.

Shares Available to Grant

The total number of shares available for awards, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, and (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of share awards actually granted in each such fiscal year. The number of shares available for future awards under the 1998 Plan as of February 3, 2007 was 1,681,885.

Employee Stock Purchase Program

The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) enables all employees, except temporary and seasonal employees, to purchase shares of the Company’s common stock on

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation (Continued)

offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986 and is therefore, not required to file income tax returns or pay income taxes. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2007, 2006 and 2005, stock purchase rights of 197,850 shares, 132,787 shares and 106,548 shares, respectively, were granted and exercised under the ASOP. The 15% discount from market value granted to Plan participants on the purchase of stock at the end of each accumulation period represents the Company’s non-cash contribution to the Plan and is recognized as compensation expense. The stock-based compensation expense was not significant for any of the years presented.

Non-Employee Directors Deferred Stock Program

The Company maintains a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert the retainer and meeting fee portion of their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to the Company’s annual shareholders’ meeting whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following year to deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of the Company’s common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2007, 2006 and 2005, 2,626 deferred stock units, 2,064 deferred stock units and 1,105 deferred stock units, respectively, were deferred under the deferred stock program.

Award Activity

On November 18, 2005, the Compensation Committee of the Board of Directors approved a retention program which provided a guaranteed cash retention payment, in lieu of a bonus opportunity under the Management Incentive Plan, and awarded restricted stock and stock options under the 1998 Plan to key management employees. The restricted stock awards amounted to approximately 233,000 shares and vest 50 percent on March 1, 2007 and 50 percent on March 1, 2008. The stock option awards amounted to approximately 390,000 shares and vest 50 percent on March 1, 2009 and 50 percent on March 1, 2010.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation (Continued)

Summarized below are stock option and restricted stock award activity for the 1998 Plan, the 1990 Plan, the Directors Stock Option Plan and the Executive Plan (collectively the “Plans”):

Stock Options

The following table summarizes activity, pricing and other information for the Company’s stock options for fiscal 2007:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	per Option	Contractual Term	Value(a)

Outstanding at January 28, 2006	2,051,912	$15.66
Granted	279,000	14.49
Exercised	(222,613)	13.64
Cancelled	(501,002)	16.38

Outstanding at February 3, 2007	1,607,297	$15.51	4.1 years	$16,715,108

Expected to vest	1,491,156	$15.61	4.0 years	$15,366,068

Exercisable at February 3, 2007	938,515	$14.74	3.1 years	$10,418,395

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $1.3 million, $5.1 million and $13.4 million, respectively.

Restricted Stock — Time-Based Awards

As of February 3, 2007, 707,750 shares of restricted stock were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards).

The following table summarizes activity for time-based restricted stock awards for fiscal 2007:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 28, 2006	661,910	$20.83
Granted	369,886	14.14
Vested	(35,257)	18.85
Cancelled	(288,789)	19.53

Outstanding at February 3, 2007	707,750	$17.21

The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date.

During fiscal 2007, 2006 and 2005, the Company granted time-based restricted stock awards with weighted-average grant-date fair values of $14.14, $19.73 and $27.84, respectively. As of February 3, 2007, there was $5.1 million of total unrecognized compensation cost related to restricted awards expected to vest,

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 — Stock-Based Compensation (Continued)

which is expected to be recognized over a weighted-average period of 1.4 years. During fiscal 2007, 2006 and 2005, the total fair value of shares fully vested was $0.5 million, $0.3 million and $0.4 million, respectively.

Restricted Stock — Performance-Based Awards

The performance-based awards approved by the Compensation Committee of the Board of Directors during fiscal 2005 and 2006 are issued only upon the achievement of specific measurable performance criteria. Performance can be achieved on three different levels, minimum (“Threshold”), midpoint (“Target”) or maximum (“Superior”). The number of performance-based award shares earned shall be determined at the end of each performance period, generally three years, based on performance measurements determined by the Board of Directors and may result in an award of restricted stock at that time. Generally, performance-based award shares are subject to the performance criteria of compound annual growth in net income over the performance period, as adjusted for certain items (“Adjusted Net Income”) approved by the Compensation Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specified performance measure.

Performance share target awards for the fiscal 2006-2008 and fiscal 2005-2007 performance periods require Adjusted Net Income growth in line with the Company’s internal projections over the performance period. In the event Adjusted Net Income exceeds the target projection, additional shares up to the Superior Award may be granted. In the event Adjusted Net Income falls below the target projection, but equals or exceeds the Threshold Award performance level, a reduced number of shares as few as the Threshold Award may be granted. If Adjusted Net Income falls below the Threshold Award performance level, no performance award shares will be granted. In addition, 30,000 stock equivalent units in fiscal 2006 and 36,000 stock equivalent units in fiscal 2005, with predefined qualitative performance measures are included in the performance share awards assigned in 2006 and 2005, respectively.

No expense was recognized during fiscal 2007 for performance-based awards based on the Company’s current and expected future performance. During fiscal 2006, all stock-based compensation expense associated with performance-based awards totaling $2.4 million was reversed due to the Company’s operating performance. The threshold performance level was not attained for the fiscal 2005 performance-based restricted awards, and, therefore, none of these performance-based award shares were issued.

Estimated future awards under the 1998 Plan for the fiscal 2006-2008 award were in the range from a threshold of 97,100 shares to a target of 184,200 shares. Based upon the Company’s current and expected performance, the Company expects that threshold performance level for the fiscal 2006 performance-based restricted stock awards will not be attained.

Note 8 — Savings Plan Retirement and Postretirement Benefits

The Company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution up to a maximum employee contribution of six percent of the employee’s annual compensation, which was increased from four percent as of February 1, 2005. Employer contributions in the form of the Company’s common shares have been made through the issuance of shares out of treasury or by purchasing shares on the open market. Effective January 2007, the match will no longer be in shares but will be in cash and will allow for the match to be participant-directed. The amount of the Company’s matching contributions during fiscal 2007, 2006 and 2005 were $1.8 million, $1.7 million and $1.0 million, respectively. As of February 3, 2007, plan assets included 875,864 common shares with a fair market value of $22.4 million and

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Savings Plan Retirement and Postretirement Benefits (Continued)

$0.6 million in cash. Holders of the common shares are entitled to vote their respective shares. The Company does not provide postretirement health care benefits for its employees.

The Company participates in a multi-employer pension plan for its union employees located at the Hudson Distribution Center. The Plan is administered by the United Steelworkers Union. The Plan is the “Steelworkers Pension Trust” and the Company contributed $0.7 million, $0.9 million and $0.8 million for fiscal years 2007, 2006 and 2005, respectively.

Note 9 — Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 10 — Leases

With the exception of one superstore, all of the Company’s retail stores operate out of leased facilities. Our store leases generally have initial terms of five to fifteen years with renewal options for up to 20 years. The Company also leases certain computer and store equipment, with lease terms that are generally five years or less. Included in the future minimum rental payments is the operating lease for our distribution center located in Visalia, California. The lease has an initial term of 20 years.

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

The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $10.9 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals
(Dollars in millions)

2008	$146.0
2009	125.9
2010	109.8
2011	93.7
2012	83.0
Thereafter	287.5

$845.9

Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2007	2006	2005
(Dollars in millions)

Minimum rentals	$143.1	$141.5	$132.5
Contingent rentals	2.0	3.0	3.6
Sublease rentals	(10.9)	(10.5)	(9.4)

	$134.2	$134.0	$126.7

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10 — Leases (Continued)

Sale-Leaseback Transaction

On October 19, 2006, the Company completed a sale-leaseback transaction of its distribution center located in Visalia, California (the “Facility”). The Company sold the Facility to an independent third party for approximately $24.7 million, net of expenses incurred by the Company in connection with the sale. The Company has leased the Facility back from the purchaser and the Company is treating the lease as an operating lease.

The lease has an initial term of 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless the Company provides notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease will be payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments will total $1.8 million. Thereafter, the annual rent payments will increase by 6% for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease will be approximately $38.8 million.

Note 11 — Quarterly Financial Information (Unaudited)

Summarized below are the unaudited results of operations by quarter for fiscal 2007 and 2006:

	First	Second	Third	Fourth
Fiscal 2007	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$424.7	$363.2	$461.9	$600.8
Gross margin	198.0	172.3	219.1	270.4
(Loss) income before cumulative effect of accounting change	(7.6)	(21.2)	0.1	25.8
Net (loss) income	(6.6)	(21.2)	0.1	25.8
Net (loss) income per common share:
(Loss) income per common share — basic:
(Loss) income before cumulative effect of accounting change	$(0.32)	$(0.90)	$0.00	$1.09
Net (loss) income	(0.28)	(0.90)	0.00	1.09
(Loss) income per common share — diluted:
(Loss) income before cumulative effect of accounting change	(0.32)	(0.90)	0.00	1.05
Net (loss) income	(0.28)	(0.90)	0.00	1.05

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$420.7	$383.8	$474.2	$604.1
Gross margin	204.8	184.8	216.3	253.3
Net income (loss)	4.2	(5.1)	(4.1)	(18.0	)(1)
Net income (loss) per common share:
Basic	$0.19	$(0.23)	$(0.18)	$(0.78)
Diluted	0.18	(0.23)	(0.18)	(0.78)

(1)	Net loss for the fourth quarter of fiscal 2006 included a non-cash charge for goodwill impairment of $27.1 million. See Note 2 — Goodwill.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements

The Company’s 7.5 percent Notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. The Notes are subordinated to the Company’s Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for fiscal years 2007, 2006 and 2005 is as follows:

	February 3, 2007				January 28, 2006
Consolidating		Guarantor				Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$(8.8)	$27.2		$18.4	$15.5	$2.4		$17.9
Inventories	200.8	252.6		453.4	194.2	320.5		514.7
Deferred income taxes	25.6	6.4		32.0	27.6	10.4		38.0
Prepaid expenses and other current assets	20.7	9.7		30.4	21.5	13.7		35.2

Total current assets	238.3	295.9	—	534.2	258.8	347.0	—	605.8
Property, equipment and leasehold improvements, net	149.6	162.2		311.8	155.2	176.5		331.7
Other assets	9.2	1.5		10.7	7.8	1.5		9.3
Investment in subsidiaries	50.3	—	(50.3)	—	62.7	—	(62.7)	—
Intercompany receivable	358.1	—	(358.1)	—	397.8	—	(397.8)	—

Total assets	$805.5	$459.6	$(408.4)	$856.7	$882.3	$525.0	$(460.5)	$946.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144.2	$3.3		$147.5	$117.6	$29.0		$146.6
Accrued expenses	73.2	1.6		74.8	98.7	(4.6)		94.1

Total current liabilities	217.4	4.9	—	222.3	216.3	24.4	—	240.7
Long-term debt	125.3	—		125.3	203.7	—		203.7
Deferred income taxes	(1.5)	15.7		14.2	6.5	16.7		23.2
Lease obligations and other long-term liabilities	54.5	30.6		85.1	56.4	23.4		79.8
Intercompany payable	—	358.1	(358.1)	—	—	397.8	(397.8)	—
Shareholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	1.4	—		1.4	1.4	—		1.4
Additional paid-in capital	176.9	—		176.9	165.4	—		165.4
Retained earnings	274.7	50.3	(50.3)	274.7	276.6	62.7	(62.7)	276.6

	453.0	50.3	(50.3)	453.0	443.4	62.7	(62.7)	443.4
Treasury stock, at cost	(43.2)	—		(43.2)	(44.0)	—		(44.0)

Total shareholders’ equity	409.8	50.3	(50.3)	409.8	399.4	62.7	(62.7)	399.4

Total liabilities and shareholders’ equity	$805.5	$459.6	$(408.4)	$856.7	$882.3	$525.0	$(460.5)	$946.8

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	February 3, 2007				January 28, 2006
Consolidating Statement		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,029.3	$1,387.8	$(566.5)	$1,850.6	$1,041.5	$1,452.5	$(611.2)	$1,882.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	605.8	951.5	(566.5)	990.8	622.8	1,012.0	(611.2)	1,023.6

Gross margin	423.5	436.3	—	859.8	418.7	440.5	—	859.2
Selling, general and administrative expenses	395.4	395.1		790.5	369.7	404.3		774.0
Store pre-opening and closing costs	4.5	6.6		11.1	14.9	8.5		23.4
Depreciation and amortization	24.7	24.5		49.2	21.0	21.2		42.2
Goodwill impairment	—	—		—	—	27.1		27.1

Operating (loss) profit	(1.1)	10.1	—	9.0	13.1	(20.6)	—	(7.5)
Interest expense, net	6.5	9.1		15.6	5.0	7.8		12.8

(Loss) income before income taxes	(7.6)	1.0	—	(6.6)	8.1	(28.4)	—	(20.3)
Income tax (benefit) provision	(2.1)	(1.6)		(3.7)	3.2	(0.5)		2.7

(Loss) income before equity income (loss) and cumulative effect	(5.5)	2.6	—	(2.9)	4.9	(27.9)	—	(23.0)
Equity income (loss) from subsidiaries	2.6	—	(2.6)	—	(27.9)	—	27.9	—

(Loss) income before cumulative effect	(2.9)	2.6	(2.6)	(2.9)	(23.0)	(27.9)	27.9	(23.0)
Cumulative effect of accounting change, net of tax	1.0	—		1.0	—	—		—

Net (loss) income	$(1.9)	$2.6	$(2.6)	$(1.9)	$(23.0)	$(27.9)	$27.9	$(23.0)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended January 29, 2005
		Guarantor
Consolidating Statement of Operations	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$986.9	$1,293.0	$(467.5)	$1,812.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	590.0	827.8	(467.5)	950.3

Gross margin	396.9	465.2	—	862.1
Selling, general and administrative expenses	349.4	359.1		708.5
Store pre-opening and closing costs	9.6	8.9		18.5
Depreciation and amortization	18.4	24.6		43.0
Debt repurchase expenses	4.2	—		4.2

Operating profit	15.3	72.6	—	87.9
Interest expense, net	0.9	12.8		13.7

Income before income taxes	14.4	59.8	—	74.2
Income tax provision	5.5	22.5		28.0

Income before equity income	8.9	37.3	—	46.2
Equity income from subsidiaries	37.3	—	(37.3)	—

Net income	$46.2	$37.3	$(37.3)	$46.2

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	February 3, 2007				January 28, 2006
Consolidating Statements of		Guarantor				Guarantor
Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by (used for) operating activities	$54.8	$51.0	$—	$105.8	$(101.1)	$69.6	$—	$(31.5)
Net cash flows used for investing activities:
Capital expenditures	(22.2)	(35.9)	—	(58.1)	(72.6)	(70.2)	—	(142.8)
Net proceeds from sale-leaseback transaction	—	24.7	—	24.7	—	—	—	—

Net cash used for investing activities	(22.2)	(11.2)	—	(33.4)	(72.6)	(70.2)	—	(142.8)
Net cash flows provided by (used for) financing activities:
Net change in revolving credit facility	(78.4)	—	—	(78.4)	103.7	—	—	103.7
Dividends paid	15.0	(15.0)	—	—	—	—	—	—
Proceeds from stock-based compensation plans	5.2	—	—	5.2	7.9	—	—	7.9
Other, net	1.3	—	—	1.3	1.0	—	—	1.0

Net cash (used for) provided by financing activities	(56.9)	(15.0)	—	(71.9)	112.6	—	—	112.6

Net (decrease) increase in cash and cash equivalents	(24.3)	24.8	—	0.5	(61.1)	(0.6)	—	(61.7)
Cash and cash equivalents at beginning of year	15.5	2.4	—	17.9	76.6	3.0	—	79.6

Cash and cash equivalents at end of year	$(8.8)	$27.2	$—	$18.4	$15.5	$2.4	$—	$17.9

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 — Consolidating Financial Statements (Continued)

	Fiscal Year-Ended January 29, 2005
		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$117.5	$24.4	$—	141.9
Net cash flows used for investing activities:
Capital expenditures	(42.6)	(24.5)	—	(67.1)

Net cash used for investing activities	(42.6)	(24.5)	—	(67.1)
Net cash flows used for financing activities:
Proceeds from issuance of 7.5% senior subordinated notes, net	97.4	—	—	97.4
Purchase of 10 3/8% senior subordinated notes	(66.6)	—	—	(66.6)
Net change in revolving credit facility	(49.3)	—	—	(49.3)
Proceeds from stock-based compensation plans	10.0	—	—	10.0
Other, net	(4.1)	—	—	(4.1)

Net cash used for financing activities	(12.6)	—	—	(12.6)

Net increase (decrease) in cash and cash equivalents	62.3	(0.1)	—	62.2
Cash and cash equivalents at beginning of year	14.3	3.1	—	17.4

Cash and cash equivalents at end of year	$76.6	$3.0	$—	$79.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures  — We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the management of Jo-Ann Stores, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of February 3, 2007, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment of internal controls over financial reporting under the criteria established in Internal Control — Integrated Framework, the Company concluded that, as of February 3, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on management’s assessment appears below.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Jo-Ann Stores, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jo-Ann Stores, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Jo-Ann Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended February 3, 2007, and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 2, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 as to our directors is incorporated herein by reference to the information set forth under the caption “Election of Directors — Nominees and Continuing Directors” in our definitive proxy statement for its 2007 Annual Meeting of Shareholders to be held on June 19, 2007 (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year.

The information regarding the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the information set forth under the caption “Corporate Governance and Board Matters — Committees of the Board — Audit Committee” in the Proxy Statement.

Information required by this Item 10 as to our executive officers is included under Item 4 of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Our Code of Business Conduct and Ethics (the “Code”) is applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code is posted on our website at www.joann.com. Any amendments to the Code will be posted on the website. In addition, any waivers of the Code for the directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Principal Shareholders” in the Proxy Statement.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to		Under Equity
	Be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,591,297	$15.59	1,681,885
Equity compensation plans not approved by security holders(1)	16,000	7.75	—

Total	1,607,297	$15.51	1,681,885

(1)	On February 9, 2001, we registered 319,000 common shares to be issued in connection with options to purchase common shares pursuant to award agreements with certain employees. The options were granted under the rules provided for in the 1998 Incentive Compensation Plan. As of February 3, 2007, 16,000 of the 319,000 securities registered remain to be issued.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Betty Rosskamm (a member of one of our original founding families and the mother of Alan Rosskamm), Alma Zimmerman, (a member of one of the Company’s original founding families and who is now deceased), and the Company are parties to an agreement, dated October 30, 2003, as amended on February 22, 2007, relating to their Jo-Ann Stores Common Shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders (the “Rosskamms”) and Alma Zimmerman and her lineal descendants and permitted holders (the “Zimmermans”) may each sell up to 400,000 Common Shares in any calendar year and may not sell more than 200,000 of those shares in any 180-day period. If either the Rosskamms or Zimmermans plan to sell a number of their respective Common Shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the Company. Each of the Rosskamms and the Zimmermans are permitted to sell an unlimited number of shares to each other free of the Company’s right of first refusal.

Additional information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Board Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the caption “Principal Accounting Firm Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 39 of this report.

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 74 through 76 of this Form 10-K, are filed as part of this Form 10-K.

Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on December 15, 2003 and incorporated herein by reference)
3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.2 to the Registrant’s Form 8-A/A filed with the Commission on March 2, 2007 and incorporated herein by reference)
4.1	Indenture between the Registrant and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee, relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as Exhibit 4.4 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
4.2	Third Amended and Restated Rights Agreement, dated as of February 26, 2007, by and between Jo-Ann Stores, Inc. and National City Bank, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the Commission on March 2, 2007 and incorporated herein by reference)
10.1	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as Exhibit 10.5 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.2	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of July 27, 2006 (filed as Exhibit 10.9 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.3	Employment Agreement dated October 21, 2005 between the Registrant and Alan Rosskamm (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*
10.4	Employment Agreement dated October 21, 2005 between the Registrant and David Holmberg (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*
10.5	Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.6	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended (filed as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.7	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman, a member of one of the Company’s original founding families and who is now deceased (Second Amended and Restated) (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.8	Amendment to the Second Amended and Restated Agreement dated February 22, 2007 among and between Jo-Ann Stores, Inc., Betty Rosskamm, and Joan Wittenberg, Sandra Zucker and Larry Zimmerman (the successors to Alma Zimmerman, a member of one of the Company’s original founding families and who is now deceased )*
10.9	Credit Agreement dated as of April 24, 2001 among the Registrant, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent
10.10	First Amendment to Credit Agreement dated as of April 24, 2001
10.11	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as Exhibit 10.13 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.12	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.13	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)
10.14	Fifth Amendment to Credit Agreement dated February 23, 2006 (filed as Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)
10.15	Fabri-Centers of America, Inc. Executive Incentive Plan (filed as Exhibit 11 to the Registrant’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.16	Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors*
10.17	Form of Restricted Stock Award Agreement of the Registrant (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.18	Form of Notice of Grant of Non-Qualified Stock Option (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.19	Letter Agreement entered into on November 22, 2005 between the Registrant and David Bolen regarding Mr. Bolen’s departure from the Company (filed as Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.20	Letter Agreement entered into on November 23, 2005 between the Registrant and David Holmberg regarding Mr. Holmberg’s employment with the Company (filed as Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.21	Letter Agreement entered into on February 28, 2006 between the Registrant and Alan Rosskamm regarding Mr. Rosskamm’s cessation of the Chairman, President and Chief Executive Officer positions upon the assumption of those roles by another individual (filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.22	Letter Agreement entered into on June 29, 2006 between the Company and Darrell Webb regarding Mr. Webb’s employment with the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.23	Employment Agreement dated July 24, 2006 between the Company and Darrell Webb (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.24	Letter Agreement entered into on July 10, 2006 between the Company and Travis Smith regarding Mr. Smith’s employment with the Company (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.25	Employment Agreement dated July 31, 2006 between the Company and Travis Smith (filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.26	Letter Agreement entered into on July 27, 2006 between the Company and James Kerr regarding Mr. Kerr’s employment with the Company (filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.27	Employment Agreement dated July 27, 2006 between the Company and James Kerr (filed as Exhibit 10.6 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.28	Split Dollar Insurance Agreement dated July 27, 2006 between the Company and James Kerr (filed as Exhibit 10.7 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.29	Split Dollar Insurance Agreement dated July 28, 2006 between the Company and David Holmberg (filed as Exhibit 10.8 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*

Exhibit
Number	Exhibit Description

10.30	Lease Agreement, dated as of October 19, 2006, between BPVisalia LLC, as Landlord, and Jo-Ann Stores Supply Chain Management, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on October 25, 2006)
14	Code of Business Conduct and Ethics (filed as Exhibit 14 to the Registrant’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
21	Subsidiaries of Jo-Ann Stores, Inc.
23	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jo-Ann Stores, Inc.

April 19, 2007

By:	/s/ Darrell Webb
Darrell Webb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Darrell Webb Darrell Webb	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Kerr James Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Cowen* Scott Cowen	Director

/s/ Ira Gumberg* Ira Gumberg	Director

/s/ Patricia Morrison* Patricia Morrison	Director

/s/ Frank Newman* Frank Newman	Director

/s/ Beryl Raff* Beryl Raff	Director

/s/ Alan Rosskamm* Alan Rosskamm	Director

/s/ Gregg Searle* Gregg Searle	Director

/s/ Tracey Travis* Tracey Travis	Director

*The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such directors.

April 19, 2007

By:	/s/ James Kerr
James Kerr, Attorney-in-Fact