Form 10-Q
period 2007-05-05
JO-ANN STORES INC
filed 2007-06-14
CIK 34151

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 5, 2007
Commission File No. 1-6695

Jo-Ann Stores, Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0720629 (I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio (Address of principal executive offices)	44236 (Zip Code)
Registrant’s telephone number, including area code: (330) 656-2600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Shares, without par value, as of June 1, 2007: 24,959,912

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended May 5, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)	(Unaudited)
	May 5,	April 29,	February 3,
	2007	2006	2007
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$19.9	$26.1	$18.4
Inventories	434.9	463.0	453.4
Deferred income taxes	28.7	38.0	32.0
Prepaid expenses and other current assets	27.7	26.8	30.4

Total current assets	511.2	553.9	534.2

Property, equipment and leasehold improvements, net	306.4	333.9	311.8
Other assets	10.1	10.2	10.7

Total assets	$827.7	$898.0	$856.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$134.5	$131.7	$147.5
Accrued expenses	62.4	76.6	74.8

Total current liabilities	196.9	208.3	222.3

Long-term debt	117.8	190.0	125.3
Deferred income taxes	14.4	23.2	14.2
Lease obligations and other long-term liabilities	84.6	82.4	85.1

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,921,041; 27,148,372 and 27,400,347 shares, respectively	1.4	1.4	1.4
Additional paid-in capital	185.3	166.5	176.9
Retained earnings	271.4	270.0	274.7

	458.1	437.9	453.0

Treasury stock, at cost, 3,569,214; 3,644,439 and 3,542,885 shares, respectively	(44.1)	(43.8)	(43.2)

Total shareholders’ equity	414.0	394.1	409.8

Total liabilities and shareholders’ equity	$827.7	$898.0	$856.7

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
	(Dollars in millions, except
	share and per share data)
Net sales	$424.2	$424.7
Cost of sales (exclusive of depreciation and amortization shown separately below)	223.6	226.7

Gross margin	200.6	198.0

Selling, general and administrative expenses	185.5	189.7
Store pre-opening and closing costs	2.4	5.5
Depreciation and amortization	12.6	11.6

Operating profit (loss)	0.1	(8.8)
Interest expense, net	2.7	3.5

Loss before income taxes	(2.6)	(12.3)
Income tax benefit	(0.9)	(4.7)

Loss before cumulative effect of accounting change	(1.7)	(7.6)
Cumulative effect of change in accounting principle, net of tax	—	1.0

Net loss	$(1.7)	$(6.6)

Loss per common share – basic:
Loss before cumulative effect of accounting change	$(0.07)	$(0.32)
Cumulative effect of change in accounting principle	—	0.04

Net loss	$(0.07)	$(0.28)

Loss per common share – diluted:
Loss before cumulative effect of accounting change	$(0.07)	$(0.32)
Cumulative effect of change in accounting principle	—	0.04

Net loss	$(0.07)	$(0.28)

Weighted average shares outstanding (in thousands):
Basic	24,039	23,316

Diluted	24,039	23,316

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
	(Dollars in millions)
Net cash flows provided by operating activities:
Net loss	$(1.7)	$(6.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12.6	11.6
Deferred income taxes	3.5	—
Stock-based compensation expense	1.2	1.3
Cumulative effect of change in accounting principle	—	(1.0)
Amortization of deferred financing costs	0.2	0.2
Loss on disposal of fixed assets	0.2	0.3
Changes in operating assets and liabilities:
Decrease in inventories	18.5	51.7
Decrease in prepaid expenses and other current assets	2.7	8.4
Decrease in accounts payable	(13.0)	(14.9)
Decrease in accrued expenses	(14.0)	(18.1)
Increase in lease obligations, net	0.3	2.4
(Decrease) increase in other long-term liabilities	(0.8)	0.2
Other, net	0.4	(0.9)

Net cash provided by operating activities	10.1	34.6

Net cash flows used for investing activities:
Capital expenditures	(7.4)	(14.1)

Net cash used for investing activities	(7.4)	(14.1)

Net cash flows used for financing activities:
Net change in revolving credit facility	(7.5)	(13.7)
Proceeds from stock-based compensation plans	6.0	1.2
Tax benefits in excess of recognized compensation cost for stock-based awards	1.2	—
Other, net	(0.9)	0.2

Net cash used for financing activities	(1.2)	(12.3)

Net increase in cash and cash equivalents	1.5	8.2
Cash and cash equivalents at beginning of period	18.4	17.9

Cash and cash equivalents at end of period	$19.9	$26.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.4	$5.1
Income taxes, net of refunds	—	4.4
See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts operating 794 retail stores in 47 states at May 5, 2007. The 619 traditional stores and 175 superstores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
     The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2008 refers to the year-ended February 2, 2008). The 2008 fiscal year will include 52 weeks. Fiscal year 2007 was a 53-week year.
     The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of April 29, 2006 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
Note 2 — Loss Per Share
     Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per common share includes the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
     The following table presents information necessary to calculate basic and diluted loss per common share (shares in thousands):

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Weighted average shares outstanding:
Basic common shares	24,039	23,316
Incremental shares from assumed exercise of stock options	—	—
Incremental restricted shares	—	—

Diluted common shares	24,039	23,316

     For the first quarter of fiscal 2008, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the Company’s net loss. For the first quarter of fiscal 2008, an average of 1,269,562 stock options had exercise prices below the average market price of the Company’s common shares and an average of 536,533 stock options had exercise prices above the average market price of the Company’s common shares. As of May 5, 2007, the Company had 640,106 time-based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares.
     For the first quarter of fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the Company’s net loss. For the first quarter of fiscal 2007, an average of 485,429 stock options had exercise prices below the average market price of the Company’s common shares and an average of 1,376,403 stock options had exercise prices above the average market price of the Company’s common shares. As of April 29, 2006, the Company had 629,328 time-based restricted stock awards issued and not yet vested, which were excluded from the calculation of diluted common shares.
Note 3 – Shareholders’ Equity
     During the first quarter of fiscal 2008, shares outstanding increased by 495,000 as follows:

			Common
	Net		Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Retained	Treasury	Shareholders
	Shares	Shares	Value	Capital	Earnings	Stock	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, February 3, 2007	23,857	3,543	$1.4	$176.9	$274.7	($43.2)	$409.8
Change in accounting principle (Note 4)	—	—	—	—	(1.6)	—	(1.6)

Adjusted balance at February 3, 2007	23,857	3,543	$1.4	$176.9	$273.1	($43.2)	$408.2
Net loss	—	—	—	—	(1.7)	—	(1.7)
Exercise of stock options	303	(16)	—	4.8	—	—	4.8
Tax benefits in excess of recognized compensation cost for stock-based awards	—	—	—	1.2	—	—	1.2
Stock-based compensation	153	—	—	1.2	—	—	1.2
Purchase of common stock	(42)	42	—	—	—	(0.9)	(0.9)
Associate stock ownership plan	81	—	—	1.2	—	—	1.2

Year-to-date activity	495	26	—	8.4	(1.7)	(0.9)	5.8

Balance, May 5, 2007	24,352	3,569	$1.4	$185.3	$271.4	($44.1)	$414.0

     As of May 5, 2007, the Company had 1,868,629 stock options outstanding and 640,106 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.
Note 4 – Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2008. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more- likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a cumulative effect adjustment to reduce beginning retained earnings equal to $1.6 million, which is comprised of $1.1 million in taxes and $0.5 million in interest. The Company’s unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations. Changes in the tax reserve for the first quarter of fiscal 2008 were not significant.
     The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the date of adoption of FIN 48 was $2.6 million.
     The Company files income tax returns in the U.S. and various state and local jurisdictions. For U.S. federal purposes, the Company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2006 and, for state and local purposes, with some exceptions due to longer statutes of limitations or the extensions of statutes of limitations, the Company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2004. The Company believes that, due to various factors, including the settlement of ongoing audits and the expiration or extension of underlying statutes of limitations, it is impractical to determine whether the total of uncertain tax positions will significantly increase or decrease within the next twelve months.
Note 5 – Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of SFAS 157 will be applied prospectively. The Company is currently evaluating the impact that SFAS 157 will have on the Company’s financial statements in fiscal 2009.
Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, typically is irrevocable once elected. SFAS 159 is effective for the Company in fiscal 2009. The Company currently is assessing the impact that SFAS 159 will have on its consolidated financial statements upon adoption.
Note 6 — Consolidating Financial Statements (Unaudited)
     The Company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility.
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of May 5, 2007 and February 3, 2007 and for the thirteen weeks ended May 5, 2007 and April 29, 2006 are as follows:

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Balance Sheets
May 5, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$(7.3)	$27.2	$—	$19.9
Inventories	203.9	231.0		434.9
Deferred income taxes	20.4	8.3		28.7
Prepaid expenses and other current assets	19.8	7.9		27.7

Total current assets	236.8	274.4	—	511.2

Property, equipment and leasehold improvements, net	146.8	159.6		306.4
Other assets	8.6	1.5		10.1
Investment in subsidiaries	45.9	—	(45.9)	—
Intercompany receivable	332.6	—	(332.6)	—

Total assets	$770.7	$435.5	$(378.5)	$827.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$123.4	$11.1	$—	$134.5
Accrued expenses	63.3	(0.9)		62.4

Total current liabilities	186.7	10.2	—	196.9

Long-term debt	117.8	—		117.8
Deferred income taxes	(1.3)	15.7		14.4
Lease obligations and other long-term liabilities	53.5	31.1		84.6
Intercompany payable	—	332.6	(332.6)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	185.3	—		185.3
Retained earnings	271.4	45.9	(45.9)	271.4

	458.1	45.9	(45.9)	458.1
Treasury stock, at cost	(44.1)	—		(44.1)

Total shareholders’ equity	414.0	45.9	(45.9)	414.0

Total liabilities and shareholders’ equity	$770.7	$435.5	$(378.5)	$827.7

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Balance Sheets
February 3, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$(8.8)	$27.2	$—	$18.4
Inventories	200.8	252.6		453.4
Deferred income taxes	25.6	6.4		32.0
Prepaid expenses and other current assets	20.7	9.7		30.4

Total current assets	238.3	295.9	—	534.2

Property, equipment and leasehold improvements, net	149.6	162.2		311.8
Other assets	9.2	1.5		10.7
Investment in subsidiaries	50.3	—	(50.3)	—
Intercompany receivable	358.1	—	(358.1)	—

Total assets	$805.5	$459.6	$(408.4)	$856.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144.2	$3.3	$—	$147.5
Accrued expenses	73.2	1.6		74.8

Total current liabilities	217.4	4.9	—	222.3

Long-term debt	125.3	—		125.3
Deferred income taxes	(1.5)	15.7		14.2
Lease obligations and other long-term liabilities	54.5	30.6		85.1
Intercompany payable	—	358.1	(358.1)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	176.9	—		176.9
Retained earnings	274.7	50.3	(50.3)	274.7

	453.0	50.3	(50.3)	453.0
Treasury stock, at cost	(43.2)	—		(43.2)

Total shareholders’ equity	409.8	50.3	(50.3)	409.8

Total liabilities and shareholders’ equity	$805.5	$459.6	$(408.4)	$856.7

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended May 5, 2007 and April 29, 2006

	May 5, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$233.1	$275.9	$(84.8)	$424.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	128.3	180.1	(84.8)	223.6

Gross margin	104.8	95.8	—	200.6
Selling, general and administrative expenses	93.3	92.2		185.5
Store pre-opening and closing costs	0.9	1.5		2.4
Depreciation and amortization	6.2	6.4		12.6

Operating profit (loss )	4.4	(4.3)	—	0.1
Interest expense, net	1.2	1.5		2.7

Income (loss) before income taxes	3.2	(5.8)	—	(2.6)
Income tax provision (benefit)	0.5	(1.4)		(0.9)

Income (loss) before equity income (loss)	2.7	(4.4)	—	(1.7)
Equity loss from subsidiaries	(4.4)	—	4.4	—

Net loss	$(1.7)	$(4.4)	$4.4	$(1.7)

	April 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$235.2	$300.2	$(110.7)	$424.7
Cost of sales (exclusive of depreciation and amortization shown separately below)	135.3	202.1	(110.7)	226.7

Gross margin	99.9	98.1	—	198.0
Selling, general and administrative expenses	94.7	95.0		189.7
Store pre-opening and closing costs	2.6	2.9		5.5
Depreciation and amortization	6.0	5.6		11.6

Operating loss	(3.4)	(5.4)		(8.8)
Interest expense, net	1.5	2.0		3.5

Loss before income taxes	(4.9)	(7.4)	—	(12.3)
Income tax benefit	(1.9)	(2.8)		(4.7)

Loss before equity income	(3.0)	(4.6)	—	(7.6)
Equity loss from subsidiaries	(4.6)	—	4.6	—

Loss before cumulative effect	(7.6)	(4.6)	4.6	(7.6)
Cumulative effect of accounting change, net of tax	1.0	—		1.0

Net loss	$(6.6)	$(4.6)	$4.6	$(6.6)

Note 6 — Consolidating Financial Statements (Unaudited) – CONTINUED
Consolidating Statements of Cash Flows
Thirteen Weeks Ended May 5, 2007 and April 29, 2006

	May 5, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by operating activities	$4.8	$5.3	$—	$10.1

Net cash flows used for investing activities:
Capital expenditures	(2.1)	(5.3)		(7.4)

Net cash used for investing activities	(2.1)	(5.3)	—	(7.4)
Net cash flows used for financing activities:
Net change in revolving credit facility	(7.5)	—		(7.5)
Proceeds from stock-based compensation plans	6.0	—		6.0
Tax benefits in excess of recognized compensation cost for stock-based awards	1.2			1.2
Other, net	(0.9)	—		(0.9)

Net cash used for financing activities	(1.2)	—	—	(1.2)

Net increase in cash and cash equivalents	1.5	—	—	1.5
Cash and cash equivalents at beginning of period	(8.8)	27.2		18.4

Cash and cash equivalents at end of period	$(7.3)	$27.2	$—	$19.9

	April 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by operating activities	$21.3	$13.3	$—	$34.6
Net cash flows used for investing activities:
Capital expenditures	(1.9)	(12.2)		(14.1)

Net cash used for investing activities	(1.9)	(12.2)	—	(14.1)

Net cash flows used for financing activities:
Net change in revolving credit facility	(13.7)	—		(13.7)
Proceeds from stock-based compensation plans	1.2	—		1.2
Other, net	0.2	—		0.2

Net cash used for financing activities	(12.3)	—	—	(12.3)

Net increase in cash and cash equivalents	7.1	1.1	—	8.2
Cash and cash equivalents at beginning of period	15.5	2.4		17.9

Cash and cash equivalents at end of period	$22.6	$3.5	$—	$26.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     This discussion is intended to provide the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our Annual Report on Form 10-K.
General Overview
     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial and dried flowers, home accents, finished seasonal and home décor merchandise.
     During fiscal 2008 we expect to open six stores, five of which will be new superstores, compared with 21 superstore openings during fiscal 2007. During the first quarter of fiscal 2008, we opened two superstores and one traditional store and closed ten traditional stores. We believe that our prototype 35,000 square foot superstore gives us a competitive advantage in the industry. Our superstores provide a unique shopping experience by offering a full creative selection — sewing, crafting, framing, seasonal, floral and home décor accessories — all under one roof. Our superstores typically average over three times the revenues of traditional stores. In markets where we have opened multiple superstores, we have grown our revenues significantly and, we believe, expanded the market size and our market share.
     As of May 5, 2007, we operated 794 stores in 47 states (619 traditional stores and 175 superstores – 104 of which are the prototype superstore format). Our traditional stores offer a complete selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. Our traditional stores average approximately 14,900 square feet and generated net sales per store of approximately $1.5 million in fiscal 2007. Our superstores offer an expanded and more comprehensive product assortment than our traditional stores. Our superstores also offer custom framing and educational programs that our traditional stores do not. Our superstores that opened prior to fiscal 2003 average approximately 45,000 square feet and generated net sales per store of approximately $5.8 million in fiscal 2007. Our current superstore prototype is 35,000 square feet, and stores open at least one year generated net sales per store of approximately $4.6 million in fiscal 2007.
Executive Overview
     The first quarter of fiscal 2008 produced an important milestone, as we achieved positive same-store sales for the first time in six quarters, and also increased our gross margin rate. Our strategic plan is on-track and we continue to execute the initiatives designed to generate profitable and sustainable sales growth over the long term.
     Our strategic plan addresses three major themes:
•	Improve the customer shopping experience;

•	Enhance our marketing and merchandising offers; and

•	Refine our new store and remodel programs.
     We have committed to operating clean stores that are free from clutter and provide a comfortable shopping environment, in order to enhance the customer shopping experience. We also have committed to improving in-stocks on basic items. During the first quarter of fiscal 2008, the service level of our distribution centers to the stores improved as did the accuracy of our store level perpetual inventory. The improvements at our distribution centers and at the store level are contributing factors to providing better store in-stocks.
     We introduced new print advertising media during the first week of fiscal 2008, thus enhancing our marketing and merchandising offers. The Sunday newspaper insert versions of these ads primarily are distributed in the superstore markets. Superstore same-store sales increased 3.0% in the first quarter of fiscal 2008 compared to traditional store same-store sales which increased 0.8% for the same period.
     During the first quarter of fiscal 2008, we opened three new stores consisting of two 35,000 square foot prototype superstores and one 25,000 square foot traditional store. We expect to open three additional superstores this year. We also expect to remodel approximately 20 traditional stores and four superstores this year.
     Highlights of the first quarter of fiscal 2008 are as follows:
•	Net sales decreased 0.1% to $424.2 million from $424.7 million last year. Same-store sales increased 1.8% versus a 3.9% same-store sales decrease for the first quarter last year.

•	Our gross margin rate increased by 70 basis points, to 47.3% of net sales this quarter versus 46.6% for the first quarter last year. The increase is primarily due to reduced sales of clearance inventory.

•	Our selling, general and administrative expenses (“SG&A”), excluding those expenses separately identified in the statement of operations, decreased 100 basis points to 43.7% of net sales from 44.7% of net sales in the first quarter last year. The improvement in SG&A expenses as a percentage of sales was due to our continued efforts to control expenses as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama distribution center.

•	Store pre-opening and closing costs decreased $3.1 million for the first quarter of fiscal 2008 to $2.4 million, compared with $5.5 million in the first quarter last year, primarily due to the lower level of store opening and closing activity year-over-year.

•	First quarter net loss was $1.7 million or $0.07 loss per diluted share, versus net loss of $6.6 million or $0.28 loss per diluted share last year. Last year first quarter results were positively impacted by $0.04 per diluted share due to the cumulative effect of the change in accounting principle related to adoption of Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”).
Recent Developments and Business Update
     In recent months significant changes have occurred in the retail fabric industry. Wal-Mart announced that it will be exiting the fabric business in certain stores. Hancock Fabrics announced the closing of 134 stores and filed for Chapter 11 bankruptcy. Rag Shops, Inc. also filed for bankruptcy protection. Our stores that are located near the Wal-Mart stores that are exiting the fabric business and the Hancock Fabrics stores that are closing were negatively impacted by the effects of inventory liquidation during the earlier part of the first quarter of fiscal 2008. By the end of the quarter, this impact shifted and those same stores experienced stronger positive sales as compared to our company average. The collective net result to these stores of the competitive changes in the first quarter of fiscal 2008 was an approximate negative six basis point impact to same-store sales. We expect these competitive changes will provide incremental same-store sales increases going forward.
     We are reaffirming our previously announced outlook for fiscal 2008. Based upon management’s operating assumptions, the implementation of our strategic growth plans and current market conditions, we expect year-over-year improvement in business performance in fiscal 2008. The key considerations for understanding our outlook for fiscal 2008 include:

•	Same-store sales improving to positive for the year;

•	Gross margin rate improvement for the year;

•	SG&A expenses flat for the year, as a percentage of net sales;

•	Capital spending for the full year of $32 to $38 million; and

•	Earnings per diluted share in the range of $0.55 to $0.65 for the year.
Results of Operations
     The following table sets forth our results of operations through operating profit (loss), expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Gross margin	47.3%	46.6%
Selling, general and administrative expenses	43.7%	44.7%
Store pre-opening and closing costs	0.6%	1.3%
Depreciation and amortization	3.0%	2.7%

Operating profit (loss)	0.0%	(2.1)%

Comparison of the Thirteen Weeks Ended May 5, 2007 to April 29, 2006
     Net Sales. Net sales for the first quarter of fiscal 2008 decreased 0.1% to $424.2 million from $424.7 million in the prior year. Net sales from stores open one year or more (“same-store sales”) increased 1.8% during the first quarter of fiscal 2008 versus a same-store sales decrease of 3.9% in the first quarter last year. The increase in same-store sales was primarily the result of an increase in average ticket. Although our total store count at the end of the first quarter of fiscal 2008 decreased by 31 units from last year’s first quarter, the number of superstores in operation increased to 175 at the quarter end from 162 at the end of last year’s first quarter. Total store square footage decreased slightly as compared to last year’s first quarter.
     Superstores accounted for approximately 48% of total fiscal 2008 first quarter net sales compared to 44% in the prior year first quarter. Traditional stores accounted for approximately 52% of total fiscal 2008 first quarter net sales compared to 56% in the prior year first quarter. Same-store sales performance for superstores increased 3.0% in the first quarter of fiscal 2008 versus a decrease of 7.6% in the same period last year. Same-store sales in traditional stores increased 0.8% in the first quarter of fiscal 2008 versus a decrease of 1.4% in the prior year first quarter. This quarter represents the first time in the last six quarters that superstores outperformed traditional stores. The superstore improvement was due to changes in our advertising program, improved store in-stocks and overall store conditions, which drove an increase in customer transactions as well as an increase in average ticket.
     On a category basis, our hardlines, defined as all of our non-sewing categories, represented 49% of our fiscal 2008 first quarter net sales volume and increased approximately 2.3% on a same-store sales basis over the first quarter of the prior year. This improvement primarily resulted from increased sales of jewelry, paper crafting and kids’ crafts. We continued to experience negative same-store sales compared to the prior year in home accents and candles due to space reductions as part of the merchandise assortment project completed last summer.

     Our softlines, or sewing-related businesses, represented 51% of our fiscal 2008 first quarter net sales volume and increased approximately 1.4% on a same-store sales basis over the first quarter of the prior year. The increase in the softlines performance was primarily driven by higher sportswear, sewing accessories and sewing construction sales, partially offset by lower sales of fashion fabrics and home décor fabrics.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales. We exclude a portion of the distribution network and occupancy costs from gross margin and include them within SG&A. As a percent of net sales, gross margin increased 70 basis points to 47.3% for the first quarter of fiscal 2008 compared with 46.6% for the same quarter last year. The increase is primarily due to reduced sales of clearance inventory.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $185.5 million in the first quarter of fiscal 2008 compared with $189.7 million in the prior year first quarter. As a percentage of net sales, SG&A expenses during the fiscal 2008 first quarter decreased 100 basis points to 43.7% of net sales, from 44.7% of net sales in the first quarter of last year. The decrease is primarily the result of our continued efforts to control expenses as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama distribution center, which did not recur in the current year.
     Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs decreased $3.1 million during the first quarter of fiscal 2008 to $2.4 million, compared with $5.5 million in the first quarter last year, primarily due to the decreased level of store activity year-over-year. During the first quarter of fiscal 2008, we opened three stores and closed ten stores versus the same period last year when we opened 12 stores and closed 25 stores.
     Depreciation and amortization. Depreciation and amortization expense in the first quarter of fiscal 2008 increased $1.0 million to $12.6 million from $11.6 million for the first quarter of the prior year. The increase is due to incremental depreciation associated with new stores and the opening of our new distribution center in Opelika, Alabama, which started to depreciate late in the first quarter of fiscal year 2007.
     Interest expense. Interest expense in the first quarter of fiscal 2008 decreased $0.8 million to $2.7 million from $3.5 million in the first quarter last year, primarily due to a decrease in our average borrowing levels. For the first quarter of fiscal 2008, our borrowing levels decreased to an average of $119 million in fiscal 2008 from an average of $206 million outstanding in fiscal 2007.
     Income taxes. Our effective income tax rate for the first quarters of fiscal 2008 and fiscal 2007 were approximately 35% and 38%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2008. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a cumulative effect adjustment to reduce beginning retained earnings equal to $1.6 million, which is comprised of $1.1 million in taxes and $0.5 million in interest. The Company’s unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations. Changes in the tax reserve for the first quarter of fiscal 2008 were not significant.
     Cumulative effect of change in accounting principle. Effective January 29, 2006, we adopted SFAS No. 123R, which, among other things, changed the method of accounting for forfeited share-based awards. Under the new standard, we are required to estimate forfeitures at the time of the award grant, rather than account for them as they occur. The cumulative adjustment increased first quarter fiscal 2007 earnings by $1.0 million, or $0.04 per diluted common share.
Liquidity and Capital Resources
     Our capital requirements are primarily for capital expenditures in connection with new store openings, other infrastructure investments and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements will be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our credit facility.
     The following table provides cash flow related information for the first quarters of fiscal 2008 and 2007:

Dollars in millions	2008	2007

Net cash provided by operating activities	$10.1	$34.6
Net cash used for investing activities	(7.4)	(14.1)
Net cash used for financing activities	(1.2)	(12.3)

Net increase in cash and cash equivalents	$1.5	$8.2

Ending cash and cash equivalents	$19.9	$26.1

Net cash provided by operating activities
     Net cash provided by operations decreased by $24.5 million to $10.1 million in the first quarter of fiscal 2008 compared with net cash provided by operating activities of $34.6 million in the first quarter of fiscal 2007. The decrease in cash provided by operations was primarily attributable to a lower decrease in inventories in the first quarter of fiscal 2008 as compared to the first quarter of the prior year. Inventories, net of payable support, were a $5.5 million source of cash in the first quarter of fiscal 2008, compared with a $36.8 million source of cash in fiscal 2007. Comparing inventory levels as of the end of the first quarters of fiscal year 2008 and 2007, inventories decreased $28.1 million, or 6.1%, year-over-year. The inventory decrease is primarily the result of a reduction in non-basic fashion and promotional merchandise.
Net cash used for investing activities
     Net cash used for investing activities totaled $7.4 million in the first quarter of fiscal 2008 compared with $14.1 million in fiscal 2007 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirteen Weeks Ended
	May 5,	April 29,
Dollars in millions	2007	2006
Cash	$4.5	$6.2
Cash - landlord reimbursed	2.9	7.9

Total	$7.4	$14.1

     We continue to anticipate capital expenditures for the full fiscal year 2008 to be approximately $32 to $38 million, which is net of expected landlord allowances of approximately $7 million. During the first quarter of fiscal 2008, we opened three stores as compared to 12 stores in the same period of the prior year. Store-related expenditures, including the three new store openings, represented the majority of the capital spending, net of the landlord allowances received.
     For the balance of the fiscal year, we expect to open three more superstores, two in the second quarter and the remaining store in the third quarter, and no more traditional stores. We will close approximately 13 additional traditional stores during fiscal 2008.
     Our store count at the end of the first quarter was 619 traditional stores and 175 superstores, for a total store count of 794 stores.
Net cash used for financing activities
     Net cash used for financing activities was $1.2 million during the first quarter of fiscal 2008 compared with net cash used for financing activities of $12.3 million during the same period in fiscal 2007. Debt borrowings were $117.8 million at the end of the first quarter of fiscal 2008, which was a decrease of $7.5 million from the beginning of the year and a decrease of $72.2 million from the same period in the prior year. This decrease was primarily the result of reduced inventory levels as well as other working capital improvements.
     As of May 5, 2007, we had the ability to borrow $178 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 22.1% at May 5, 2007, 23.4% at February 3, 2007 and 32.5% at April 29, 2006.
Off-Balance Sheet Transactions
     Our liquidity is not currently dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment. In October 2006, we completed a sale-leaseback transaction of our distribution center located in Visalia, California. Further information regarding this transaction may be found in our fiscal 2007 Annual Report on Form 10-K in the notes to the consolidated financial statements.
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

Critical Accounting Policies
     Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our fiscal 2007 Annual Report on Form 10-K in the notes to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Contractual Obligations
     There have been no material changes to the table of contractual obligations presented on page 33 of our Annual Report on Form 10-K for the year ended February 3, 2007. The table excludes the liability for unrecognized income tax benefits, which totaled $10.2 million as of February 4, 2007, including interest and penalties of $2.6 million, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
Cautionary Statement Concerning Forward-Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or widespread severe weather, our inability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk of our financial instruments as of May 5, 2007 has not significantly changed since February 3, 2007. Information regarding our financial instruments and market risk as of February 3, 2007 is disclosed in our fiscal 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Jo-Ann Stores, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     In connection with the preparation of this Quarterly Report on Form 10-Q as of May 5, 2007, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs

February 4 – March 3, 2007	17,018	$22.15	923,460	1,226,540
March 4 - April 7, 2007	24,904	$18.12	948,364	1,201,636
April 8 - May 5, 2007	407	$30.30	948,771	1,201,229

Total	42,329	$19.86	948,771	1,201,229

     In December 1998, our Board of Directors authorized a discretionary program that allowed the Company to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to the lapse of restricted shares which were provided to the Company to satisfy related tax withholding requirements.
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
                               JO-ANN STORES, INC.

DATE: June 14, 2007	/s/ Darrell Webb
Darrell Webb
President and Chief Executive Officer

/s/ James Kerr
James Kerr
Executive Vice President and Chief Financial Officer