Form 10-Q
period 2007-08-04
JO-ANN STORES INC
filed 2007-09-13
CIK 34151

United States
Securities And Exchange Commission
WASHINGTON, D.C. 20549

Form 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 4, 2007
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
     Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 31, 2007: 28,515,086

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended August 4, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	August 4,	July 29,	February 3,
	2007	2006	2007

	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$16.7	$15.3	$18.4
Inventories	507.9	511.3	453.4
Deferred income taxes	39.2	38.0	41.6
Prepaid expenses and other current assets	25.0	24.7	30.4

Total current assets	588.8	589.3	543.8

Property, equipment and leasehold improvements, net	307.7	340.6	311.8
Other assets	10.0	9.6	10.7

Total assets	$906.5	$939.5	$866.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$178.5	$166.5	$147.5
Accrued expenses	70.8	64.9	84.4

Total current liabilities	249.3	231.4	231.9

Long-term debt	159.0	225.0	125.3
Deferred income taxes	14.5	23.2	14.2
Lease obligations and other long-term liabilities	84.0	84.2	85.1

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 27,999,434; 27,179,517 and 27,400,347 shares, respectively	1.4	1.4	1.4
Additional paid-in capital	189.7	169.1	176.9
Retained earnings	253.0	248.8	274.7

	444.1	419.3	453.0
Treasury stock, at cost, 3,581,809; 3,608,288 and 3,542,885 shares, respectively	(44.4)	(43.6)	(43.2)

Total shareholders’ equity	399.7	375.7	409.8

Total liabilities and shareholders’ equity	$906.5	$939.5	$866.3

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(Dollars in millions, except share and per share data)

Net sales	$388.5	$363.2	$812.7	$787.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	211.1	190.9	434.7	417.6

Gross margin	177.4	172.3	378.0	370.3

Selling, general and administrative expenses	188.1	186.9	373.6	376.6
Store pre-opening and closing costs	2.7	2.6	5.1	8.1
Depreciation and amortization	12.8	12.3	25.4	23.9

Operating loss	(26.2)	(29.5)	(26.1)	(38.3)
Interest expense, net	2.7	3.9	5.4	7.4

Loss before income taxes	(28.9)	(33.4)	(31.5)	(45.7)
Income tax benefit	(10.5)	(12.2)	(11.4)	(16.9)

Loss before cumulative effect of accounting change	(18.4)	(21.2)	(20.1)	(28.8)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1.0

Net loss	$(18.4)	$(21.2)	$(20.1)	$(27.8)

Loss per common share — basic:
Loss before cumulative effect of accounting change	$(0.76)	$(0.90)	$(0.83)	$(1.23)
Cumulative effect of change in accounting principle	—	—	—	0.04

Net loss	$(0.76)	$(0.90)	$(0.83)	$(1.19)

Loss per common share — diluted:
Loss before cumulative effect of accounting change	$(0.76)	$(0.90)	$(0.83)	$(1.23)
Cumulative effect of change in accounting principle	—	—	—	0.04

Net loss	$(0.76)	$(0.90)	$(0.83)	$(1.19)

Weighted average shares outstanding (in thousands):
Basic	24,346	23,469	24,175	23,388

Diluted	24,346	23,469	24,175	23,388

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
	(Dollars in millions)

Net cash flows (used for) provided by operating activities:
Net loss	$(20.1)	$(27.8)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	25.4	23.9
Deferred income taxes	2.7	—
Stock-based compensation expense	4.7	3.3
Cumulative effect of change in accounting principle	—	(1.0)
Tax benefit on stock-based compensation plan awards	0.2	—
Amortization of deferred financing costs	0.5	0.5
Loss on disposal of fixed assets	0.5	0.4
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(54.5)	3.4
Decrease in prepaid expenses and other current assets	5.4	10.5
Increase in accounts payable	31.0	19.9
Decrease in accrued expenses	(15.2)	(29.8)
(Decrease) increase in lease obligations, net	(0.5)	4.4
Decrease in other long-term liabilities	(0.6)	—
Other, net	0.2	(0.6)

Net cash (used for) provided by operating activities	(20.3)	7.1
Net cash flows used for investing activities:
Capital expenditures	(21.8)	(33.2)

Net cash used for investing activities	(21.8)	(33.2)
Net cash flows provided by financing activities:
Net change in revolving credit facility	33.7	21.3
Proceeds from stock-based compensation plans	6.6	1.7
Tax benefits in excess of recognized compensation cost for stock-based awards	1.3	—
Other, net	(1.2)	0.5

Net cash provided by financing activities	40.4	23.5

Net decrease in cash and cash equivalents	(1.7)	(2.6)
Cash and cash equivalents at beginning of period	18.4	17.9

Cash and cash equivalents at end of period	$16.7	$15.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.9	$7.2
Income taxes, net of refunds	0.9	4.4
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
          Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts operating 789 retail stores in 47 states at August 4, 2007.
          The Company’s fiscal year is a 52- or 53- week period ending on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2008 refers to the year-ended February 2, 2008). The 2008 fiscal year will include 52 weeks. Fiscal 2007 was a 53- week year.
          The consolidated interim financial statements include the accounts of the Company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2007 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year-ended February 3, 2007.
          Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of July 29, 2006 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
Note 2 — Loss Per Share
          Basic loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per common share includes the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
          The following table presents information necessary to calculate basic and diluted loss per common share (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Weighted average shares outstanding:
Basic common shares	24,346	23,469	24,175	23,388
Incremental shares from assumed exercise of stock options	—	—	—	—
Incremental restricted shares	—	—	—	—

Diluted common shares	24,346	23,469	24,175	23,388

          For the second quarter and first half of fiscal 2008 and fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the Company’s net loss for these periods.
Note 3 — Shareholders’ Equity
          During the first half of fiscal 2008, shares outstanding increased by 560,000 as follows:

			Common
	Net		Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Retained	Treasury	Shareholders’
	Shares	Shares	Value	Capital	Earnings	Stock	Equity

	(Shares in thousands)		(Dollars in millions)
Balance, February 3, 2007	23,857	3,543	$1.4	$176.9	$274.7	($43.2)	$409.8
Change in accounting principle (Note 4)	—	—	—	—	(1.6)	—	(1.6)

Adjusted balance at February 3, 2007	23,857	3,543	$1.4	$176.9	$273.1	($43.2)	$408.2
Net loss	—	—	—	—	(20.1)	—	(20.1)
Exercise of stock options	342	(16)	—	5.4	—	—	5.4
Tax benefits in excess of recognized compensation cost for stock-based awards	—	—	—	1.5	—	—	1.5
Stock-based compensation	192	—	—	4.7	—	—	4.7
Purchase of common stock	(55)	55	—	—	—	(1.2)	(1.2)
Associate stock ownership plan	81	—	—	1.2	—	—	1.2

Year-to-date activity	560	39	—	12.8	(20.1)	(1.2)	(8.5)

Balance, August 4, 2007	24,417	3,582	$1.4	$189.7	$253.0	($44.4)	$399.7

          As of August 4, 2007, the Company had 1,823,553 stock options outstanding and 616,961 restricted stock awards issued and not yet vested, none of which are included in shares outstanding.
Note 4 — Income Taxes
          The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2008. The interpretation suggests a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 had resulted in a transition adjustment reducing beginning retained earnings by $1.6 million, which was comprised of $1.1 million in taxes and $0.5 million in interest. The Company’s unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations.
          During the first half of fiscal 2008, the Company made no material changes to tax related reserves under FIN 48. At the end of the second quarter of fiscal 2008, the Company’s unrecognized tax benefits are $7.5 million, of which $4.9 million would affect the effective tax rate, if recognized.
          The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the date of adoption of FIN 48 was

$2.6 million and as of August 4, 2007 was increased to $2.8 million.
          The Company files income tax returns in the U.S. and various state and local jurisdictions. For U.S. federal purposes, the Company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2006 and, for state and local purposes, with some exceptions due to longer statutes of limitations or the extensions of statutes of limitations, the Company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2004. The Company believes that, due to various factors, including the settlement of ongoing audits and the expiration or extension of underlying statutes of limitation, it is impractical to determine whether the total of uncertain tax positions will significantly increase or decrease within the next twelve months .
Note 5 — Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”
          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company in fiscal 2009. The provisions of SFAS 157 will be applied prospectively. The Company is currently evaluating the impact that SFAS 157 will have on the Company’s consolidated financial statements upon adoption.
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
Note 6 — Segment Reporting
          The Company manages its business in operating segments which are reportable segments: large-format, small-format and other. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
          During the second quarter of fiscal 2008, the Company’s management made a change in the way it references the Company’s store formats. The Company now classifies its stores as large-format and small-format, as opposed to the previous classification of superstore and traditional stores. As the store remodel program continues, the distinction between superstores and traditional stores becomes less clear. The dividing line between the large-format and small-format classification is approximately 24,000 to 25,000 square feet of retail space. The most important distinction is whether or not stores in that range have been recently built or remodeled and contain a broad assortment of craft categories. At August 4, 2007, the Company operated 194 large-format stores and 595 small-format stores.
          The “Other” category represents unallocated corporate assets and overhead.

          As permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” certain information not routinely used in the management of these segments or information that is impractical to report is not shown. The Company does not report assets by segment because not all assets are allocated to segments for purposes of measurement by the Company’s chief operating decision maker.

	Large-format	Small-format
	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended August 4, 2007
Net sales	$199.1	$189.4	$—	$388.5
Store pre-opening and closing costs	0.8	1.9	—	2.7
Depreciation and amortization	7.6	2.4	2.8	12.8
Operating profit (loss)	(2.1)	7.4	(31.5)	(26.2)

Capital expenditures	5.3	5.6	3.5	14.4

Thirteen Weeks Ended July 29, 2006
Net sales	$172.5	$190.7	$—	$363.2
Store pre-opening and closing costs	1.0	1.6	—	2.6
Depreciation and amortization	6.9	2.3	3.1	12.3
Operating profit (loss)	0.7	8.2	(38.4)	(29.5)

Capital expenditures	11.3	3.5	4.3	19.1

Twenty-Six Weeks Ended August 4, 2007
Net sales	$414.3	$398.4	$—	$812.7
Store pre-opening and closing costs	1.7	3.4	—	5.1
Depreciation and amortization	15.1	4.7	5.6	25.4
Operating profit (loss)	8.3	29.1	(63.5)	(26.1)

Capital expenditures	11.7	6.1	4.0	21.8
Property, equipment and leasehold improvements, net	173.4	38.8	95.5	307.7

Twenty-Six Weeks Ended July 29, 2006
Net sales	$368.9	$419.0	$—	$787.9
Store pre-opening and closing costs	3.7	4.4	—	8.1
Depreciation and amortization	13.5	4.7	5.7	23.9
Operating profit (loss)	8.4	25.7	(72.4)	(38.3)

Capital expenditures	20.5	4.4	8.3	33.2
Property, equipment and leasehold improvements, net	198.5	42.6	99.5	340.6

Note 7 — Consolidating Financial Statements (Unaudited)
          The Company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility.

          Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of August 4, 2007 and February 3, 2007 and for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 are as follows:
Consolidating Balance Sheets
August 4, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$(9.7)	$26.4	$—	$16.7
Inventories	214.5	293.4		507.9
Deferred income taxes	29.4	9.8		39.2
Prepaid expenses and other current assets	18.7	6.3		25.0

Total current assets	252.9	335.9	—	588.8

Property, equipment and leasehold improvements, net	148.2	159.5		307.7
Other assets	8.5	1.5		10.0
Investment in subsidiaries	37.1	—	(37.1)	—
Intercompany receivable	397.2	—	(397.2)	—

Total assets	$843.9	$496.9	$(434.3)	$906.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$158.0	$20.5	$—	$178.5
Accrued expenses	75.0	(4.2)		70.8

Total current liabilities	233.0	16.3	—	249.3

Long-term debt	159.0	—		159.0
Deferred income taxes	(1.5)	16.0		14.5
Lease obligations and other long-term liabilities	53.7	30.3		84.0
Intercompany payable	—	397.2	(397.2)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	189.7	—		189.7
Retained earnings	253.0	37.1	(37.1)	253.0

	444.1	37.1	(37.1)	444.1
Treasury stock, at cost	(44.4)	—		(44.4)

Total shareholders’ equity	399.7	37.1	(37.1)	399.7

Total liabilities and shareholders’ equity	$843.9	$496.9	$(434.3)	$906.5

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Balance Sheets
February 3, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$(8.8)	$27.2	$—	$18.4
Inventories	200.8	252.6		453.4
Deferred income taxes	35.2	6.4		41.6
Prepaid expenses and other current assets	20.7	9.7		30.4

Total current assets	247.9	295.9	—	543.8

Property, equipment and leasehold improvements, net	149.6	162.2		311.8
Other assets	9.2	1.5		10.7
Investment in subsidiaries	50.3	—	(50.3)	—
Intercompany receivable	358.1	—	(358.1)	—

Total assets	$815.1	$459.6	$(408.4)	$866.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$144.2	$3.3	$—	$147.5
Accrued expenses	82.8	1.6		84.4

Total current liabilities	227.0	4.9	—	231.9

Long-term debt	125.3	—		125.3
Deferred income taxes	(1.5)	15.7		14.2
Lease obligations and other long-term liabilities	54.5	30.6		85.1
Intercompany payable	—	358.1	(358.1)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	176.9	—		176.9
Retained earnings	274.7	50.3	(50.3)	274.7

	453.0	50.3	(50.3)	453.0
Treasury stock, at cost	(43.2)	—		(43.2)

Total shareholders’ equity	409.8	50.3	(50.3)	409.8

Total liabilities and shareholders’ equity	$815.1	$459.6	$(408.4)	$866.3

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended August 4, 2007 and July 29, 2006

	August 4 , 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$211.3	$301.5	$(124.3)	$388.5
Cost of sales (exclusive of depreciation and amortization shown separately below)	121.5	213.9	(124.3)	211.1

Gross margin	89.8	87.6	—	177.4
Selling, general and administrative expenses	94.6	93.5		188.1
Store pre-opening and closing costs	1.3	1.4		2.7
Depreciation and amortization	6.3	6.5		12.8

Operating loss	(12.4)	(13.8)	—	(26.2)
Interest expense, net	1.3	1.4		2.7

Loss before income taxes	(13.7)	(15.2)	—	(28.9)
Income tax benefit	(4.2)	(6.3)		(10.5)

Loss before equity loss	(9.5)	(8.9)	—	(18.4)
Equity loss from subsidiaries	(8.9)	—	8.9	—

Net loss	$(18.4)	$(8.9)	$8.9	$(18.4)

	July 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$200.4	$281.3	$(118.5)	$363.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	115.4	194.0	(118.5)	190.9

Gross margin	85.0	87.3	—	172.3
Selling, general and administrative expenses	96.7	90.2		186.9
Store pre-opening and closing costs	1.0	1.6		2.6
Depreciation and amortization	6.2	6.1		12.3

Operating loss	(18.9)	(10.6)	—	(29.5)
Interest expense, net	1.7	2.2		3.9

Loss before income taxes	(20.6)	(12.8)	—	(33.4)
Income tax benefit	(7.5)	(4.7)		(12.2)

Loss before equity loss	(13.1)	(8.1)	—	(21.2)
Equity loss from subsidiaries	(8.1)	—	8.1	—

Net loss	$(21.2)	$(8.1)	$8.1	$(21.2)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Twenty-Six Weeks Ended August 4, 2007 and July 29, 2006

	August 4, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$444.4	$577.4	$(209.1)	$812.7
Cost of sales (exclusive of depreciation and amortization shown separately below)	249.8	394.0	(209.1)	434.7

Gross margin	194.6	183.4	—	378.0
Selling, general and administrative expenses	187.9	185.7		373.6
Store pre-opening and closing costs	2.2	2.9		5.1
Depreciation and amortization	12.5	12.9		25.4

Operating loss	(8.0)	(18.1)	—	(26.1)
Interest expense, net	2.5	2.9		5.4

Loss before income taxes	(10.5)	(21.0)	—	(31.5)
Income tax benefit	(3.7)	(7.7)		(11.4)

Loss before equity income	(6.8)	(13.3)	—	(20.1)
Equity loss from subsidiaries	(13.3)	—	13.3	—

Net loss	$(20.1)	$(13.3)	$13.3	$(20.1)

	July 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$435.6	$581.5	$(229.2)	$787.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	250.7	396.1	(229.2)	417.6

Gross margin	184.9	185.4	—	370.3
Selling, general and administrative expenses	191.4	185.2		376.6
Store pre-opening and closing costs	3.6	4.5		8.1
Depreciation and amortization	12.2	11.7		23.9

Operating loss	(22.3)	(16.0)	—	(38.3)
Interest expense, net	3.2	4.2		7.4

Loss before income taxes	(25.5)	(20.2)	—	(45.7)
Income tax benefit	(9.4)	(7.5)		(16.9)

Loss before equity loss & cumulative effect	(16.1)	(12.7)	—	(28.8)
Equity loss from subsidiaries	(12.7)	—	12.7	—

Loss before cumulative effect	(28.8)	(12.7)	12.7	(28.8)
Cumulative effect of accounting change, net of tax	1.0	—	—	1.0

Net loss	$(27.8)	$(12.7)	$12.7	$(27.8)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended August 4, 2007 and July 29, 2006

	August 4, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash (used for) provided by operating activities	$(32.8)	$12.5	$—	$(20.3)

Net cash flows used for investing activities:
Capital expenditures	(8.5)	(13.3)		(21.8)

Net cash used for investing activities	(8.5)	(13.3)	—	(21.8)

Net cash flows provided by financing activities:
Net change in revolving credit facility	33.7	—		33.7
Proceeds from stock-based compensation plans	6.6	—		6.6
Tax benefits in excess of recognized compensation cost for stock-based awards	1.3	—		1.3
Other, net	(1.2)	—		(1.2)

Net cash provided by financing activities	40.4	—	—	40.4

Net decrease in cash and cash equivalents	(0.9)	(0.8)	—	(1.7)
Cash and cash equivalents at beginning of period	(8.8)	27.2	—	18.4

Cash and cash equivalents at end of period	$(9.7)	$26.4	$—	$16.7

	July 29, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash (used for) provided by operating activities	$(19.9)	$27.0	$—	$7.1

Net cash flows used for investing activities:
Capital expenditures	(5.9)	(27.3)		(33.2)

Net cash used for investing activities	(5.9)	(27.3)	—	(33.2)

Net cash flows provided by financing activities:
Net change in revolving credit facility	21.3	—		21.3
Proceeds from stock-based compensation plans	1.7	—		1.7
Other, net	0.5	—		0.5

Net cash provided by financing activities	23.5	—	—	23.5

Net decrease in cash and cash equivalents	(2.3)	(0.3)	—	(2.6)
Cash and cash equivalents at beginning of period	15.5	2.4	—	17.9

Cash and cash equivalents at end of period	$13.2	$2.1	$—	$15.3

Note 8 — Subsequent Event
     On August 15, 2007, the Company announced that it entered into a non-binding letter of intent with IdeaForest.com, Inc. (“IdeaForest”), the operator of the joann.com website, to acquire the remaining 62% equity interest in IdeaForest that is not currently owned by the Company. This transaction, which would take the form of a merger of IdeaForest with a newly formed subsidiary of the Company, is subject to the negotiation of definitive agreements, obtaining required consents and approvals, and other customary closing conditions. The parties intend to close the transaction as promptly as practicable.

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
          During the second quarter of fiscal 2008, we made a change in the way we reference our store formats. We have historically referred to superstores and traditional stores. As we continue our store remodel program, the distinction between superstores and traditional stores becomes less clear. The expanded craft assortment in our larger remodeled traditional stores makes them more akin to superstores. Therefore, we will now describe our stores as either “large-format” or “small-format” with the dividing line at roughly 24,000 to 25,000 square feet. The most important distinction is whether or not stores in that size range have been recently built or remodeled and contain a broad assortment of craft categories. Our store strategy has not changed and we will continue to focus on the 35,000 square foot store as our preferred prototype. However, we have developed layouts and assortments for 20,000, 25,000, 30,000 and 35,000 square foot stores in order to capitalize on a wide range of store sizes and to take advantage of the best available real estate.
          As of August 4, 2007, we operated 789 stores in 47 states (194 large-format stores and 595 small-format stores.) During fiscal 2008 we expect to open six new large-format stores, compared with 26 large-format store openings during fiscal 2007. During the first half of fiscal 2008, we opened five large-format stores and closed 17 small-format stores.
Executive Overview
          In the second quarter of fiscal 2008, we continued to build momentum through the continued execution of initiatives from our strategic plan and capitalization on changes in the competitive market. Our 7% same-store sales increase in the second quarter was our strongest performance in five years. We continue to implement various elements of our strategic plan with positive results, including marketing and advertising enhancements, inventory repositioning, new product assortments and in-store customer experience improvements. While a number of these initiatives have impacted margins in the short term, we remain confident in our ability to deliver balanced sales and margin expansion while driving profitable growth over the long term.
          During the second quarter, our increased advertising significantly drove sales. For the remainder of the year, however, our advertising spend will be more comparable to the prior year.
          The repositioning of our inventory also contributed to our sales growth during the quarter. We have significantly reduced the amount of fashion and seasonal inventory in our stores compared to last year. In addition, we invested in more basic inventory. When combined with our improving perpetual inventory accuracy and replenishment processes, the additional basic inventory is allowing us to more effectively keep our stores in-stock.

          As part of the inventory repositioning, we have implemented a more proactive markdown and clearance pricing strategy for discontinued items. Our second quarter included a heavy schedule of plan-o-gram resets as well as significant clearance markdowns. While those markdowns contributed to our positive sales trend, they did have a negative impact on gross margin for the quarter. It is expected that we will not have significant clearance markdowns related to discontinued items for the remainder of the year.
          Also contributing to our sales increase is the customer response to our new product assortments. We are experiencing strong sales from our new fall fabric mix, new paper crafting and jewelry assortments as well as candles and photo frames. The newly expanded craft textile category is also performing very well. Customers are responding favorably to our new in-store inspiration.
          We are continuing to experience growth in same-store sales from changes in the competitive market, specifically as a result of the closing of 134 Hancock stores during the first half of the year and the liquidation of fabric from certain Wal-Mart stores. Collectively, we believe these competitive changes added about 120 basis points to our same-store sales increase in the second quarter.
          The combination of the factors described above is driving our sales growth. However, the increased mix of sales from advertised items and the more timely clearance markdown process negatively impacted gross margin, which was down 170 basis points compared with last year’s second quarter. We remain confident in our full year plan, with gross margin expanding compared with last year. We also remain confident in our ability to deliver balanced growth in both gross margin and same-stores sales going forward.
          Our selling, general and administrative expenses (“SG&A”) included approximately $6.0 million in incremental advertising expense compared to last year’s second quarter; however, we reduced SG&A by 310 basis points as a percent of sales. Our strong sales growth provided leverage across all expense lines, and in particular, store labor and distribution center expenditures. Tight control of administrative overhead expense also contributed to SG&A improved leverage.
          During the second quarter of fiscal 2008, we opened two of our six planned new large-format stores for this year. During the first half of the year, we have opened five new large-format stores, including four 35,000 square foot prototypes and one 25,000 square foot store. We also have completed six large-format and 17 small-format store remodels. We expect to open one additional large-format store and remodel three additional large-format stores this year.
          Highlights of the second quarter of fiscal 2008 are as follows:
•	Net sales increased 7.0% to $388.5 million from $363.2 million last year. Net sales from stores open one year or more (“same-store sales”) increased 7.0% versus an 8.4% same-store sales decrease for the second quarter last year.

•	Large-format store net sales for the second quarter increased 15.4% to $199.1 million from $172.5 million last year. Same-store sales for large-format stores increased 9.2% for the quarter, versus a same-store sales decrease of 10.5% in the second quarter last year. Small-format stores net sales for the second quarter of fiscal 2008 were relatively flat at $189.4 million compared with $190.7 million in the prior year. Our same-store sales performance for small-format stores increased 4.8% versus a same-store sales decrease of 6.7% for fiscal 2007.

•	Our gross margin rate decreased by 170 basis points to 45.7% of net sales this quarter versus 47.4% for the second quarter last year. The decrease is attributable to a proactive markdown and clearance pricing strategy for discontinued items.

•	Our SG&A, excluding those expenses separately identified in the statement of operations, decreased 310 basis points to 48.4% of net sales from 51.5% of net sales in the second quarter last year. The improvement in SG&A expenses as a percentage of sales was due to our continued efforts to control expenses and the benefit of higher sales, offset by $6 million in incremental advertising expense. Last year’s second quarter included $4.4 million of compensation expense related to the separation of the former chief executive officer.

•	Store pre-opening and closing costs increased $0.1 million for the second quarter of fiscal 2008 to $2.7 million, compared with $2.6 million in the second quarter last year.

•	Second quarter net loss was $18.4 million or $0.76 loss per diluted share, versus net loss of $21.2 million or $0.90 loss per diluted share last year.
Recent Developments and Business Update
          On August 15, 2007, we announced that we entered into a non-binding letter of intent with IdeaForest.com, Inc. (“IdeaForest”), the operator of the joann.com website, to acquire the remaining 62% equity interest in IdeaForest that is not currently owned by us. The website was launched in calendar year 2000 and currently attracts an average of two million unique visitors each month. We believe that there is an opportunity to integrate the online shopping experience with our brick and mortar stores, for a more seamless branding of Jo-Ann. We expect this transaction to be accretive to earnings in the first full year.
          We are raising our full year earnings guidance for fiscal 2008. Based upon management’s operating assumptions, the implementation of our strategic growth plans and current market conditions, we expect year-over-year improvement in business performance in fiscal 2008. The key considerations for understanding our full year outlook for fiscal 2008 include:
•	Same-store sales improving to positive;

•	Gross margin rate improvement;

•	SG&A expenses improving as a percentage of net sales;

•	Capital spending for the full year of $30 to $35 million; and

•	Earnings per diluted share in the range of $0.60 to $0.70.
Results of Operations
          The following table sets forth our results of operations through operating loss, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	45.7%	47.4%	46.5%	47.0%
Selling, general and administrative expenses	48.4%	51.5%	46.0%	47.8%
Store pre-opening and closing costs	0.7%	0.7%	0.6%	1.0%
Depreciation and amortization	3.3%	3.3%	3.1%	3.1%

Operating loss	(6.7)%	(8.1)%	(3.2)%	(4.9)%

Comparison of the Thirteen Weeks Ended August 4, 2007 to July 29, 2006
          Net Sales. Net sales for the second quarter of fiscal 2008 increased 7.0% to $388.5 million from $363.2 million in the prior year. Same-store sales increased 7.0% during the second quarter versus a same-store sales decrease of 8.4% in the second quarter last year. The improvement in same-store sales was primarily driven by increased traffic from new marketing programs and the capture of volume from competitor store closures and category changes.

          Large-format stores net sales for the second quarter increased 15.4% to $199.1 million from $172.5 million last year. Same-store sales for large-format stores increased 9.2% for the quarter, versus a same-store sales decrease of 10.5% in the second quarter last year. Large-format stores outperformed small-format stores for the second consecutive quarter as the large-format stores benefited more from the changes to our advertising program.
          Small-format stores net sales for the second quarter of fiscal 2008 were $189.4 million and remained relatively flat compared with net sales of $190.7 million in the prior year. Our same-store sales performance for small-format stores increased 4.8% versus a same-store sales decrease of 6.7% for fiscal 2007. The increase in sales for small-format stores primarily was driven by higher average ticket.
          On a category basis, our sewing businesses represented 51% of our fiscal 2008 second quarter net sales volume and increased approximately 8.4% on a same-store sales basis over the second quarter of the prior year. We experienced positive same-store sales in the majority of our sewing related merchandise categories with the most significant increases in sewing construction, home décor fabrics and sewing accessories.
          Our non-sewing businesses represented 49% of our fiscal 2008 second quarter net sales volume and increased approximately 5.6% on a same-store sales basis over the second quarter of the prior year. The primary drivers of the increase were the jewelry, paper crafting and kids’ crafts categories. We experienced negative same-store sales compared with the prior year in our summer shop and home accent categories due to planned reductions in inventory.
          Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales, while we exclude a portion of such costs from gross margin, including those costs instead within SG&A. As a percentage of net sales, gross margin decreased 170 basis points to 45.7% for the second quarter of fiscal 2008 compared with 47.4% for the same quarter last year. The decrease is due primarily to a proactive markdown and clearance pricing strategy for discontinued items.
          Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $188.1 million in the second quarter compared with $186.9 million in the prior year second quarter. As a percentage of net sales, SG&A expenses decreased 310 basis points to 48.4% of net sales, from 51.5% of net sales in the second quarter of last year. The decrease is primarily the result of our continued efforts to control expenses and the leverage gained from higher sales, partially offset by approximately $6 million in incremental advertising expense. Last year’s second quarter included $4.4 million of compensation expense related to the separation of the former chief executive officer.
          Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs increased $0.1 million during the second quarter of fiscal 2008 to $2.7 million, compared with $2.6 million in the second quarter last year. During the second quarter of fiscal 2008, we opened two large-format stores and closed seven small-format stores versus the same period last year when we opened eight large-format stores and closed 16 small-format stores.

          Depreciation and amortization. Depreciation and amortization expense in the second quarter of fiscal 2008 increased $0.5 million to $12.8 million from $12.3 million for the second quarter of the prior year. Higher depreciation costs are the result of incremental depreciation associated with new stores.
          Operating profit (loss). Operating loss was $26.2 million in the second quarter of fiscal 2008 compared with operating loss of $29.5 million in the same period of the prior year. The improvement in overall operating loss is due to a combination of growth in same-store sales, driven by increased traffic from new marketing programs, the capture of volume from competitor store closures, category changes and our continued efforts to control expenses.
          Operating loss for large-format stores was $2.1 million in the second quarter of fiscal 2008 versus operating profit of $0.7 million in the second quarter last year. While incremental advertising improved sales primarily for the large-format stores, the improvement in sales was partially offset by the incremental cost of the marketing programs as well as a proactive markdown and clearance pricing strategy for discontinued items.
          Operating profit for small-format stores was $7.4 million in the second quarter of fiscal 2008 versus $8.2 million in the second quarter last year. The decrease in operating profit was attributable primarily to a proactive markdown and clearance pricing strategy for discontinued items.
          Interest expense. Interest expense in the second quarter of fiscal 2008 decreased $1.2 million to $2.7 million from $3.9 million in the second quarter last year, primarily due to a decrease in our average borrowing levels. For the second quarter of fiscal 2008, our borrowing levels decreased to an average of $123 million in fiscal 2008 from an average of $199 million outstanding in fiscal 2007.
          Income taxes. Our effective income tax rate for the second quarters of fiscal 2008 and fiscal 2007 was 36.3% and 36.5%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary. Changes in the tax reserve for the second quarter of fiscal 2008 were not significant.
Comparison of the Twenty-Six Weeks Ended August 4, 2007 to July 29, 2006
          Net Sales. Net sales for the first half of fiscal 2008 increased 3.1% to $812.7 million from $787.9 million in the prior year. Same-store sales increased 4.2% during the first half of fiscal 2008 versus a same-store sales decrease of 6.0% in the prior year. The increase in same-store sales was primarily the result of an increase in average ticket.
          Large-format store net sales for the six-month period ended August 4, 2007 increased 12.3% to $414.3 million from $368.9 million last year. Same-store sales for large-format stores increased 5.9% for the first half of fiscal 2008, versus a same-store sales decrease of 9.0% in the same period last year. The large-format store improvement was due to changes in our advertising program, improved store in-stocks and overall store conditions, which drove an increase in customer transactions, and to a lesser degree, an increase in average ticket.
          Small-format stores net sales for the first half of fiscal 2008 decreased 4.9% to $398.4 million from $419.0 million in the prior year. Our same-store sales performance for small-format stores increased 2.7% in the first half of fiscal 2008 versus a same-store sales decrease of 3.9% for the first half of fiscal 2007. The increase in same-store sales for small-format stores was primarily due to increases in average ticket.

          On a category basis, our sewing businesses represented 51% of our first-half sales volume, and increased approximately 4.6% on a same-store sales basis for the first half. The increase in our sewing businesses primarily was the result of increases in sportswear, sewing construction, home décor fabrics and sewing accessories.
          Our non-sewing businesses represented 49% of our first-half sales volume and increased approximately 3.8% on a same-store sales basis. The primary drivers of the increase were the jewelry, paper crafting and kids’ crafts categories.
          Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales, while we exclude a portion of such costs from gross margin, including those costs instead within SG&A. As a percentage of net sales, gross margin decreased 50 basis points to 46.5% for the first half of fiscal 2008 compared with 47.0% for the same period last year. The decrease is attributable primarily to the sell-through of clearance merchandise in a timelier manner.
          Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $373.6 million for the first half of fiscal 2008 compared with $376.6 million in the prior year. As a percentage of net sales, SG&A expenses decreased 180 basis points to 46.0% of net sales from 47.8% of net sales last year. The decrease is primarily the result of our continued efforts to control expenses and the benefit of higher sales, as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama distribution center, which did not recur in the current year.
          Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs decreased $3.0 million year-to-date to $5.1 million compared with $8.1 million in last year’s first half. The decrease is due to the amount of store activity year-over-year. For the first six months of this year we have opened five large-format stores and closed 17 small-format stores versus the same period last year when we opened 20 large-format stores and closed one large-format and 40 small-format stores.
          Depreciation and amortization. Depreciation and amortization increased $1.5 million to $25.4 million in the first half of fiscal 2008 from $23.9 million last year. The increase is due to incremental depreciation associated with new stores and our new distribution center in Opelika, Alabama, which started to depreciate late in the first quarter of fiscal 2007.
          Operating profit (loss). Operating loss was $26.1 million in the first half of fiscal 2008 compared with an operating loss of $38.3 million in the same period of the prior year. The improvement in overall operating loss is due to a combination of growth in same-store sales, driven by increased traffic from new marketing programs, the capture of volume from competitor store closures, category changes and our continued efforts to control expenses.
          Operating profit for large-format stores was $8.3 million in the first half of fiscal 2008 versus $8.4 million in the first half of last year. Operating profit for small-format stores was $29.1 million in the first half of fiscal 2008 versus $25.7 million in the first half of last year. The improvement in operating profit of the small-format stores was driven by the capture of volume from competitor store closures and category changes.
          Interest expense. Interest expense in the first half of fiscal 2008 decreased $2.0 million to $5.4 million from $7.4 million in the same period in the prior year, primarily due to a decrease in our average debt levels. Our average debt levels year-to-date in fiscal 2008 were $121 million, versus $203 million last year.
          Income taxes. Our effective income tax rate for the first halves of fiscal 2008 and fiscal 2007 was 36.2% and 37%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2008. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a cumulative effect adjustment to reduce beginning retained earnings equal to $1.6 million, which is comprised of $1.1 million in taxes and $0.5 million in interest. The Company’s unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations. Changes in the tax reserve for the first half of fiscal 2008 were not significant.
          Cumulative effect of change in accounting principle. Effective January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which, among other things, changed the method of accounting for forfeited share-based awards. Under the new standard, we are required to estimate forfeitures at the time of the award grant, rather than account for them as they occur. The cumulative adjustment increased first quarter fiscal 2007 earnings by $1.0 million, or $0.04 per diluted common share.
Liquidity and Capital Resources
          Our capital requirements are primarily for capital expenditures in connection with new store openings, store remodels, other infrastructure investments and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements will be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our credit facility.
          The following table provides cash flow related information for the first half of fiscal 2008 and 2007:

Dollars in millions	2008	2007

Net cash (used for) provided by operating activities	$(20.3)	$7.1
Net cash used for investing activities	(21.8)	(33.2)
Net cash provided by financing activities	40.4	23.5

Net decrease in cash and cash equivalents	$(1.7)	$(2.6)

Ending cash and cash equivalents	$16.7	$15.3

Net cash (used for) provided by operating activities
          Net cash used for operations decreased by $27.4 million to $20.3 million in the first half of fiscal 2008 compared with net cash provided by operating activities of $7.1 million in the first half of fiscal 2007. The change in cash used for/provided by operations was primarily attributable to the increase in inventories in the first half of fiscal 2008 as compared to the slight decrease in the first half of the prior year. Inventories, net of payable support, were a $23.5 million use of cash in the first half of fiscal 2008, compared with a $23.3 million source of cash in fiscal 2007. Comparing inventory levels as of the end of the first half of fiscal year 2008 and 2007, inventories decreased $3.4 million, or 0.7%, year-over-year. The inventory decrease is primarily the result of a reduction in fashion and seasonal inventory.
Net cash used for investing activities
          Net cash used for investing activities totaled $21.8 million in the first half of fiscal 2008 compared with $33.2 million in fiscal 2007 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Twenty-Six Weeks Ended
	August 4,	July 29,
Dollars in millions	2007	2006

Cash	$17.7	$22.3
Cash — landlord reimbursed	4.1	10.9

Total	$21.8	$33.2

          We anticipate capital expenditures for the full fiscal year 2008 to be approximately $30 to $35 million, which is net of expected landlord allowances of approximately $7 million. During the first half of fiscal 2008, we opened five large-format stores and closed 17 small-format stores. We also completed six large-format and 17 small-format store remodels. Store related expenditures, including the five new store openings and 23 remodels, represented the majority of the capital spending, net of the landlord allowances received.
          For the balance of the fiscal year, we expect to open one more large-format store in the third quarter. We will close one large-format store and approximately eight additional small-format stores between now and the end of the fiscal year. We expect to remodel three additional large-format stores for the remainder of this fiscal year.
          Our store count at the end of the second quarter was 194 large-format stores and 595 small-format stores, for a total store count of 789 stores.
Net cash provided by financing activities
          Net cash provided by financing activities was $40.4 million during the first half of fiscal 2008 compared with $23.5 million during the same period in fiscal 2007. Debt borrowings were $159.0 million at the end of the second quarter of fiscal 2008, which was an increase of $33.7 million from the beginning of the year and a decrease of $66.0 million from the same period in the prior year. This decrease was primarily the result of reduced inventory levels as well as other working capital improvements.
          As of August 4, 2007, we had the ability to borrow $184 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 28.5% at August 4, 2007, 23.4% at February 3, 2007 and 37.5% at July 29, 2006.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The market risk of our financial instruments as of August 4, 2007 has not significantly changed since February 3, 2007. Information regarding our financial instruments and market risk as of February 3, 2007 is disclosed in our fiscal 2007 Annual Report on Form 10-K.
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
          In connection with the preparation of this Quarterly Report on Form 10-Q as of August 4, 2007, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plans or	the Plans or
	of Shares Purchased	per Share	Programs	Programs

May 6 — June 2, 2007	1,359	$30.80	950,130	1,199,870
June 3 — July 7, 2007	2,104	$32.86	952,234	1,197,766
July 8 — August 4, 2007	9,132	$24.14	961,366	1,188,634

Total	12,595	$26.31	961,366	1,188,634

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
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
a)	An Annual Meeting of Shareholders of the Company was held on June 19, 2007.

b)	Ira Gumberg, Patricia Morrison and Darrell Webb were elected to the Board of Directors for terms that will expire in 2008.

c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

Nominee	Votes For	Votes Withheld
Ira Gumberg	20,481,846	1,468,735
Patricia Morrison	21,870,449	80,132
Darrell Webb	21,656,980	293,601
d)	To ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accountants for the fiscal year ending February 2, 2008.

Votes For	Votes Against	Abstentions
21,924,887	14,806	10,888
e)	To approve an amendment to the Company’s Amended and Restated Articles of Incorporation to “opt out” of the application of the Ohio Control Share Acquisition Law to acquisitions of the Company’s common shares.

Votes For	Votes Against	Abstentions
21,798,903	99,141	52,536
f)	To approve amendments to the Company’s Amended and Restated Code of Regulations to provide for the phase-in of the annual election of directors.

Votes For	Votes Against	Abstentions
20,188,670	1,735,840	26,070
g)	To approve amendments to the Company’s Amended and Restated Code of Regulations for the purpose of clarifying that the Company is permitted to issue shares not evidenced by certificates.

Votes For	Votes Against	Abstentions
21,841,874	62,874	45,832
Item 5. Other Information
          None.
Item 6. Exhibits
          a) Exhibits

No.	Exhibit Description
10.1
Split Dollar Insurance Agreement dated August 14, 2007 between the Company and Darrell Webb (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)

10.2
Split Dollar Insurance Agreement dated August 14, 2007 between the Company and Travis Smith (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)

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

JO-ANN STORES, INC.
DATE: September 13, 2007	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer