Form 10-Q/A
period 2007-08-04
JO-ANN STORES INC
filed 2007-09-21
CIK 34151

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 31, 2007: 24,929,347

PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1

Explanatory Note
     This Form 10-Q/A for the quarterly period ended August 4, 2007 is being filed to correct the number of outstanding shares as of August 31, 2007 presented on the cover page, which erroneously included treasury shares.
     This amendment does not reflect events occurring after the original filing of the quarterly report on September 13, 2007, except to reflect the correction as described above, or modify or update those disclosure items presented in the original Form 10-Q and not contained in this amendment.
PART II. OTHER INFORMATION
Item 6. Exhibits
a)     Exhibits

No.	Exhibit Description
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.
DATE: September 21, 2007	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer

2