Form 10-Q
period 2007-11-03
JO-ANN STORES INC
filed 2007-12-13
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 3, 2007
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
Large accelerated filer ☐                      Accelerated filer ☑                          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of November 30, 2007: 24,986,656

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended November 3, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	November 3,	October 28,	February 3,
	2007	2006	2007
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$29.4	$20.9	$18.4
Inventories	570.9	535.8	453.4
Deferred income taxes	29.4	38.0	41.6
Prepaid expenses and other current assets	24.3	25.5	30.4

Total current assets	654.0	620.2	543.8

Property, equipment and leasehold improvements, net	301.9	313.7	311.8
Other assets	9.9	9.8	10.7

Total assets	$965.8	$943.7	$866.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$186.4	$186.2	$147.5
Accrued expenses	67.6	69.3	84.4

Total current liabilities	254.0	255.5	231.9

Long-term debt	202.0	200.3	125.3
Deferred income taxes	16.2	23.2	14.2
Lease obligations and other long-term liabilities	82.7	84.8	85.1

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 28,071,432; 27,270,851 and 27,400,347 shares, respectively	1.4	1.4	1.4
Additional paid-in capital	193.0	173.0	176.9
Retained earnings	261.0	248.9	274.7

	455.4	423.3	453.0
Treasury stock, at cost, 3,586,206; 3,573,673 and 3,542,885 shares, respectively	(44.5)	(43.4)	(43.2)

Total shareholders’ equity	410.9	379.9	409.8

Total liabilities and shareholders’ equity	$965.8	$943.7	$866.3

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(Dollars in millions, except share and per share data)
Net sales	$480.2	$461.9	$1,292.9	$1,249.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	249.7	242.8	684.4	660.4

Gross margin	230.5	219.1	608.5	589.4

Selling, general and administrative expenses	199.1	198.5	572.7	575.1
Store pre-opening and closing costs	1.5	3.0	6.6	11.1
Depreciation and amortization	13.2	12.6	38.6	36.5

Operating profit (loss)	16.7	5.0	(9.4)	(33.3)
Interest expense, net	3.9	4.9	9.3	12.3

Income (loss) before income taxes	12.8	0.1	(18.7)	(45.6)
Income tax provision (benefit)	4.8	—	(6.6)	(16.9)

Income (loss) before cumulative effect of accounting change	8.0	0.1	(12.1)	(28.7)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1.0

Net income (loss)	$8.0	$0.1	$(12.1)	$(27.7)

Income (loss) per common share – basic:
Income (loss) before cumulative effect of accounting change	$0.33	$—	$(0.50)	$(1.22)
Cumulative effect of change in accounting principle	—	—	—	0.04

Net income (loss)	$0.33	$—	$(0.50)	$(1.18)

Income (loss) per common share – diluted:
Income (loss) before cumulative effect of accounting change	$0.32	$—	$(0.50)	$(1.22)
Cumulative effect of change in accounting principle	—	—	—	0.04

Net income (loss)	$0.32	$—	$(0.50)	$(1.18)

Weighted average shares outstanding (in thousands):
Basic	24,407	23,548	24,247	23,442

Diluted	25,011	23,986	24,247	23,442

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006
	(Dollars in millions)
Net cash flows (used for) provided by operating activities:
Net loss	$(12.1)	$(27.7)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	38.6	36.5
Deferred income taxes	14.2	—
Stock-based compensation expense	6.9	5.5
Cumulative effect of change in accounting principle	—	(1.0)
Tax benefit on stock-based compensation plan awards	0.3	—
Amortization of deferred financing costs	0.7	0.7
Loss on disposal of fixed assets	0.7	1.0
Changes in operating assets and liabilities:
Increase in inventories	(117.5)	(21.1)
Decrease in prepaid expenses and other current assets	6.1	9.7
Increase in accounts payable	38.9	39.6
Decrease in accrued expenses	(18.4)	(25.4)
(Decrease) increase in lease obligations, net	(1.8)	3.6
Decrease in other long-term liabilities	(0.6)	(0.1)
Other, net	0.1	(1.0)

Net cash (used for) provided by operating activities	(43.9)	20.3

Net cash flows used for investing activities:
Capital expenditures	(29.4)	(42.7)
Net proceeds from sale-leaseback transaction	—	24.7

Net cash used for investing activities	(29.4)	(18.0)

Net cash flows provided by financing activities:
Net change in revolving credit facility	76.7	(3.4)
Proceeds from stock-based compensation plans	7.7	3.1
Tax benefits in excess of recognized compensation cost for stock-based awards	1.3	—
Other, net	(1.4)	1.0

Net cash provided by financing activities	84.3	0.7

Net increase in cash and cash equivalents	11.0	3.0
Cash and cash equivalents at beginning of period	18.4	17.9

Cash and cash equivalents at end of period	$29.4	$20.9

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$9.9	$13.7
Income taxes, net of refunds	(7.3)	5.3
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.

Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts operating 785 retail stores in 47 states at November 3, 2007.
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
     Typical of most retail companies, the Company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the Company’s business, a comparable balance sheet as of October 28, 2006 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

Note 2 — Earnings (Loss) Per Share
     Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income (loss) per common share includes the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
     The following table presents information necessary to calculate basic and diluted income (loss) per common share (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Weighted average shares outstanding:
Basic common shares	24,407	23,548	24,247	23,442
Incremental shares from assumed exercise of stock options	290	150	—	—
Incremental restricted shares	314	288	—	—

Diluted common shares	25,011	23,986	24,247	23,442

     For the year-to-date period of fiscal 2008 and fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net income (loss) per common share, because they would have had an anti-dilutive effect due to the Company’s net loss for these periods.
Note 3 — Shareholders’ Equity
     During the first thirty-nine weeks of fiscal 2008, shares outstanding increased by 628,000 as follows:

			Common
			Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Retained	Treasury	Shareholders’
	Shares	Shares	Value	Capital	Earnings	Stock	Equity

	(Shares in thousands)			(Dollars in millions)
Balance, February 3, 2007	23,857	3,543	$1.4	$176.9	$274.7	($43.2)	$409.8
Change in accounting principle (Note 4)	—	—	—	—	(1.6)	—	(1.6)

Adjusted balance at February 3, 2007	23,857	3,543	$1.4	$176.9	$273.1	($43.2)	$408.2
Net loss	—	—	—	—	(12.1)	—	(12.1)
Exercise of stock options	349	(16)	—	5.5	—	0.1	5.6
Tax benefits in excess of recognized compensation cost for stock-based awards	—	—	—	1.6	—	—	1.6
Stock-based compensation	203	—	—	6.9	—	—	6.9
Purchase of common stock	(59)	59	—	—	—	(1.4)	(1.4)
Associate stock ownership plan	135	—	—	2.1	—	—	2.1

Year-to-date activity	628	43	—	16.1	(12.1)	(1.3)	2.7

Balance, November 3, 2007	24,485	3,586	$1.4	$193.0	$261.0	($44.5)	$410.9

     As of November 3, 2007, the Company had 1,648,607 stock options outstanding and 555,717 restricted stock awards issued and not yet vested, none of which are included in common shares outstanding.
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
     During the first three quarters of fiscal 2008, the Company made no material changes to tax related reserves under FIN 48. At the end of the third quarter of fiscal 2008, the Company’s unrecognized tax benefits are $7.5 million, of which $4.9 million would affect the effective tax rate, if recognized.

     The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the date of adoption of FIN 48 was $2.6 million and as of November 3, 2007 was increased to $2.9 million.
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
Note 6 — Segment Reporting
     The Company manages its business in operating segments which are reportable segments: large-format stores, small-format stores and other. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
     During the second quarter of fiscal 2008, the Company made a change in the way it references the Company’s store formats. The Company now classifies its stores as large-format and small-format, as opposed to the previous classification of superstore and traditional stores. As the store remodel program continues, the distinction between superstores and traditional stores becomes less clear. The dividing line between the large-format and small-format classification is approximately 24,000 to 25,000 square feet of retail space. The most important distinction is whether or not stores in that range have been recently built or remodeled and contain a broad assortment of craft categories. At November 3, 2007, the Company operated 195 large-format stores and 590 small-format stores.
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

	Large-format	Small-format
	Stores	Stores	Other	Consolidated

Thirteen Weeks Ended November 3, 2007
Net sales	$247.0	$233.2	$—	$480.2
Store pre-opening and closing costs	0.5	1.0	—	1.5
Depreciation and amortization	7.8	2.3	3.1	13.2
Operating profit (loss)	20.1	28.4	(31.8)	16.7

Capital expenditures	2.5	2.1	3.0	7.6

Thirteen Weeks Ended October 28, 2006
Net sales	$229.0	$232.9	$—	$461.9
Store pre-opening and closing costs	1.9	1.1	—	3.0
Depreciation and amortization	7.3	2.4	2.9	12.6
Operating profit (loss)	14.2	23.2	(32.4)	5.0

Capital expenditures	6.2	2.5	0.8	9.5

Thirty-Nine Weeks Ended November 3, 2007
Net sales	$661.3	$631.6	$—	$1,292.9
Store pre-opening and closing costs	2.2	4.4	—	6.6
Depreciation and amortization	22.9	7.0	8.7	38.6
Operating profit (loss)	28.4	57.5	(95.3)	(9.4)

Capital expenditures	14.2	8.2	7.0	29.4
Property, equipment and leasehold improvements, net	169.8	38.4	93.7	301.9

Thirty-Nine Weeks Ended October 28, 2006
Net sales	$597.9	$651.9	$—	$1,249.8
Store pre-opening and closing costs	5.6	5.5	—	11.1
Depreciation and amortization	20.8	7.0	8.7	36.5
Operating profit (loss)	22.6	48.9	(104.8)	(33.3)

Capital expenditures	26.7	6.9	9.1	42.7
Property, equipment and leasehold improvements, net	182.8	39.3	91.6	313.7

Note 7 — Consolidating Financial Statements (Unaudited)
     The Company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the wholly-owned subsidiaries of the Company. The senior subordinated notes are subordinated to the Company’s credit facility.
     Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of November 3, 2007 and February 3, 2007 and for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 are as follows:
Consolidating Balance Sheets
November 3, 2007

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$2.9	$26.5	$—	$29.4
Inventories	247.7	323.2		570.9
Deferred income taxes	17.9	11.5		29.4
Prepaid expenses and other current assets	18.7	5.6		24.3

Total current assets	287.2	366.8	—	654.0

Property, equipment and leasehold improvements, net	145.0	156.9		301.9
Other assets	8.2	1.7		9.9
Investment in subsidiaries	39.7	—	(39.7)	—
Intercompany receivable	419.1	—	(419.1)	—

Total assets	$899.2	$525.4	$(458.8)	$965.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$162.3	$24.1	$—	$186.4
Accrued expenses	72.3	(4.7)		67.6

Total current liabilities	234.6	19.4	—	254.0

Long-term debt	202.0	—		202.0
Deferred income taxes	(0.9)	17.1		16.2
Lease obligations and other long-term liabilities	52.6	30.1		82.7
Intercompany payable	—	419.1	(419.1)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	193.0	—		193.0
Retained earnings	261.0	39.7	(39.7)	261.0

	455.4	39.7	(39.7)	455.4
Treasury stock, at cost	(44.5)	—		(44.5)

Total shareholders’ equity	410.9	39.7	(39.7)	410.9

Total liabilities and shareholders’ equity	$899.2	$525.4	$(458.8)	$965.8

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

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended November 3, 2007 and October 28, 2006

	November 3, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$262.5	$388.2	$(170.5)	$480.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	147.1	273.1	(170.5)	249.7

Gross margin	115.4	115.1	—	230.5
Selling, general and administrative expenses	98.4	100.7		199.1
Store pre-opening and closing costs	0.9	0.6		1.5
Depreciation and amortization	6.7	6.5		13.2

Operating profit	9.4	7.3	—	16.7
Interest expense, net	1.6	2.3		3.9

Income before income taxes	7.8	5.0	—	12.8
Income tax provision	2.5	2.3		4.8

Income before equity income	5.3	2.7	—	8.0
Equity income from subsidiaries	2.7	—	(2.7)	—

Net income	$8.0	$2.7	$(2.7)	$8.0

	October 28, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(Dollars in millions)
Net sales	$256.6	$361.7	$(156.4)	$461.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	138.9	260.3	(156.4)	242.8

Gross margin	117.7	101.4	—	219.1
Selling, general and administrative expenses	101.2	97.3		198.5
Store pre-opening and closing costs	1.5	1.5		3.0
Depreciation and amortization	6.1	6.5		12.6

Operating profit (loss)	8.9	(3.9)	—	5.0
Interest expense, net	1.9	3.0		4.9

Income (loss) before income taxes	7.0	(6.9)	—	0.1
Income tax provision (benefit)	2.5	(2.5)		—

Income (loss) before equity loss	4.5	(4.4)	—	0.1
Equity loss from subsidiaries	(4.4)	—	4.4	—

Net income (loss)	$0.1	$(4.4)	$4.4	$0.1

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirty-Nine Weeks Ended November 3, 2007 and October 28, 2006

	November 3, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$706.9	$965.6	$(379.6)	$1,292.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	396.9	667.1	(379.6)	684.4

Gross margin	310.0	298.5	—	608.5
Selling, general and administrative expenses	286.3	286.4		572.7
Store pre-opening and closing costs	3.1	3.5		6.6
Depreciation and amortization	19.2	19.4		38.6

Operating profit (loss)	1.4	(10.8)	—	(9.4)
Interest expense, net	4.1	5.2		9.3

Loss before income taxes	(2.7)	(16.0)	—	(18.7)
Income tax benefit	(1.2)	(5.4)		(6.6)

Loss before equity loss	(1.5)	(10.6)	—	(12.1)
Equity loss from subsidiaries	(10.6)	—	10.6	—

Net loss	$(12.1)	$(10.6)	$10.6	$(12.1)

	October 28, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$692.2	$943.2	$(385.6)	$1,249.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	389.6	656.4	(385.6)	660.4

Gross margin	302.6	286.8	—	589.4
Selling, general and administrative expenses	292.6	282.5		575.1
Store pre-opening and closing costs	5.1	6.0		11.1
Depreciation and amortization	18.3	18.2		36.5

Operating loss	(13.4)	(19.9)	—	(33.3)
Interest expense, net	5.1	7.2		12.3

Loss before income taxes	(18.5)	(27.1)	—	(45.6)
Income tax benefit	(6.9)	(10.0)		(16.9)

Loss before equity loss & cumulative effect	(11.6)	(17.1)	—	(28.7)
Equity loss from subsidiaries	(17.1)	—	17.1	—

Loss before cumulative effect	(28.7)	(17.1)	17.1	(28.7)
Cumulative effect of accounting change, net of tax	1.0	—	—	1.0

Net loss	$(27.7)	$(17.1)	$17.1	$(27.7)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended November 3, 2007 and October 28, 2006

	November 3, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used for) provided by operating activities	$(57.0)	$13.1	$—	$(43.9)

Net cash flows used for investing activities:
Capital expenditures	(15.6)	(13.8)		(29.4)

Net cash used for investing activities	(15.6)	(13.8)	—	(29.4)

Net cash flows provided by financing activities:
Net change in revolving credit facility	76.7	—		76.7
Proceeds from stock-based compensation plans	7.7	—		7.7
Tax benefits in excess of recognized compensation cost for stock-based awards	1.3	—		1.3
Other, net	(1.4)	—		(1.4)

Net cash provided by financing activities	84.3	—	—	84.3

Net increase (decrease) in cash and cash equivalents	11.7	(0.7)	—	11.0
Cash and cash equivalents at beginning of period	(8.8)	27.2	—	18.4

Cash and cash equivalents at end of period	$2.9	$26.5	$—	$29.4

	October 28, 2006
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by operating activities	$14.8	$5.5	$—	$20.3

Net cash flows used for investing activities:
Capital expenditures	(13.0)	(29.7)		(42.7)
Net proceeds from sale-leaseback transaction	—	24.7		24.7

Net cash used for investing activities	(13.0)	(5.0)	—	(18.0)

Net cash flows provided by financing activities:
Net change in revolving credit facility	(3.4)	—		(3.4)
Proceeds from stock-based compensation plans	3.1	—		3.1
Other, net	1.0	—		1.0

Net cash provided by financing activities	0.7	—	—	0.7

Net increase in cash and cash equivalents	2.5	0.5	—	3.0
Cash and cash equivalents at beginning of period	15.5	2.4	—	17.9

Cash and cash equivalents at end of period	$18.0	$2.9	$—	$20.9

Note 8 – Subsequent Event
     On November 5, 2007, the Company completed the acquisition of the 62% portion of IdeaForest.com, Inc. (“IdeaForest”) that the Company previously did not own. IdeaForest is the operator of the joann.com website. The transaction was structured as a merger of a newly formed wholly-owned Company subsidiary into IdeaForest. The surviving entity, renamed Joann.com, Inc., is a wholly owned subsidiary of the Company.
     Per the merger agreement, the Company paid approximately $12.3 million at the closing with delayed payments totaling approximately $8.6 million, subject to adjustment, as described in the agreement, over the three years following the closing. In addition, the Company’s share of payments to current and former IdeaForest employees in connection with the transaction pursuant to IdeaForest’s incentive bonus plans amounted to approximately $2.4 million.
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
General Overview
     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, yarn, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.
     During the second quarter of fiscal 2008, we made a change in the way we reference our store formats. We previously had referred to superstores and traditional stores. As we continue our store remodel program, the distinction between superstores and traditional stores becomes less clear. The expanded craft assortment in our larger remodeled traditional stores makes them more akin to superstores. Therefore, we now describe our stores as either “large-format” or “small-format” with the dividing line at roughly 24,000 to 25,000 square feet. The most important distinction is whether or not stores in that size range have been recently built or remodeled and contain a broad assortment of craft categories. Our store strategy has not changed and we will continue to focus on the 35,000 square foot store as our preferred prototype. However, we have developed layouts and assortments for 20,000, 25,000, 30,000 and 35,000 square foot stores in order to capitalize on a wide range of store sizes and to take advantage of the best available real estate.
     As of November 3, 2007, we operated 785 stores in 47 states comprised of 195 large-format stores and 590 small-format stores. During the first nine months of fiscal 2008, we opened six new large-format stores and closed 22 small-format stores. During the first nine months of fiscal 2007, we opened 25 large-format stores and closed two large-format stores and 46 small-format stores.
Executive Overview
     In the third quarter of fiscal 2008, we continued to build momentum through the execution of initiatives from our strategic plan and by capitalizing on competitive changes in the fabric industry, as evidenced by our same-store sales growth, gross margin expansion, selling, general and administrative (“SG&A”) expense leverage and earnings per share improvement.
     During the third quarter, same-store sales increased 2.4%, due to new product assortments, better in-stocks, more effective marketing, solid execution by our store teams and the benefit of competitive dynamics in the fabric business.
     In terms of product assortment, we are seeing a strong response to our new “craft textiles” offering, which includes t-shirts, appliqués, fabric paints, purse crafts and other products, which collectively grew same-store sales at a strong double digit rate in the third quarter of fiscal 2008. Our custom framing business, which is offered in 182 large-format stores, is growing on a same-store sales basis at a very strong double digit rate based on new product offerings, such as digital photo restoration and custom prints on canvas.
     In addition to new products, we have improved our in-stocks on basic merchandise versus last year, which is helping to drive incremental sales. New product performance combined with better in-stocks has resulted in an increase in average transaction size in both large- and small-format stores during the quarter.
     Marketing was another contributor to our positive sales performance. We advertised in all 13 weeks of the third quarter this year, compared to ten weeks last year. Although we increased our frequency of advertising, we were able to reduce the dollar amount spent on advertising for the quarter. This effective, yet more efficient advertising produced an increase in traffic in our large-format stores, which is where the Sunday newspaper inserts are targeted.
     We continue to capitalize on competitive changes in the market. Specifically, the closing of Hancock stores and the liquidation of fabric from selected Wal-Mart stores continue to benefit us. Year to date, Hancock has closed approximately 134 stores and Wal-Mart has removed fabric from approximately 153 of its stores located within ten miles of a Jo-Ann store. These changes contributed to our same-store sales growth in the quarter; however, we also delivered positive sales growth in our stores that were not impacted by competitive changes.
     We are pleased with our positive same-store sales momentum; however, we also believe the weakening economy and rising fuel prices exerted some downward pressure on sales results. We remain confident that we will not be impacted as much as other retailers by these external factors, considering the benefits we are experiencing from competitive changes in the fabric industry, the performance of the sewing and craft segment in past economic downturns, and the favorable demographics of our customer base.
     As expected, gross margins increased 60 basis points during the quarter. This improvement was due in part to the timing of clearance markdowns related to plan-o-gram resets. This year the clearance markdowns occurred primarily in the second quarter versus the second, third and fourth quarters of the previous year.
     In terms of expense management, a number of new initiatives gained traction enabling us to reduce SG&A by 150 basis points compared to the third quarter of last year. For example, we have experienced fewer accidents since we have been operating cleaner stores with less over-stock inventory resulting in fewer injury claims. We have reduced administrative overhead expense, made improvements in distribution center efficiencies and used online reverse auctions to achieve lower costs on a variety of fixtures, supplies and services. We expect our progress in reducing SG&A to be sustainable going forward.
     Inventory management is a high priority for the Company and we continue to make progress in the quality of our merchandise. Fashion, seasonal, and clearance inventory levels are down about 15% compared to last year, while basic merchandise inventory is up 15%. Two-thirds of the additional basic merchandise is currently in the stores. The other one-third of additional basic inventory is in our distribution centers, where service levels are averaging 12% to 15% higher than they did for the same period in the prior year.
     We continued our disciplined approach to seasonal buying for our fall and Halloween programs, which enabled us to reduce markdowns and improve sell-through rates. The improved quality level of our fall and Halloween product mix drove same-store sales increases at more than twice the rate of our overall 2.4% same-store increase.
     With uncertainties about the economy and consumer confidence this year, the holiday season will be more important than in past years. We reduced holiday purchases another 5% this year, which is in addition to the 23% decrease in the prior year. Overall, our reduced seasonal merchandise and increased basics inventory results in a lower risk inventory position for the Company.
     During the third quarter we opened one 35,000 square foot store and have now opened all six of our planned stores for the year. We also completed three remodels during the third quarter, for a total of 26 store remodels for this year. Next fiscal year, we expect to open approximately 12-15 new stores. In addition to the new stores, we plan to remodel approximately 30 stores, compared to the 26 remodels we completed this year.
     Highlights of the third quarter of fiscal 2008 are as follows:
•	Net sales increased 4.0% to $480.2 million from $461.9 million last year. Net sales from stores open one year or more (“same-store sales”) increased 2.4% versus a 5.4% same-store sales decrease for the third quarter last year.

•	Large-format store net sales for the third quarter increased 7.9% to $247.0 million from $229.0 million last year. Same-store sales for large-format stores increased 2.4% for the quarter, versus a same-store sales decrease of 7.6% in the third quarter last year. Small-format stores net sales for the third quarter of fiscal 2008 were relatively flat at $233.2 million compared with $232.9 million in the prior year. Our same-store sales performance for small-format stores increased 2.4% versus a same-store sales decrease of 3.5% for fiscal 2007.

•	Our gross margin rate increased by 60 basis points to 48.0% of net sales this quarter versus 47.4% for the third quarter last year. This improvement was due in part to the timing of clearance markdowns related to plan-o-gram resets. This year the clearance markdowns occurred primarily in the second quarter versus the second, third and fourth quarters of the previous year.

•	Our SG&A, excluding those expenses separately identified in the statement of operations, decreased 150 basis points to 41.5% of net sales from 43.0% of net sales in the third quarter last year. The improvement in SG&A expenses as a percentage of sales was due to our continued efforts to control expenses combined with the benefit of higher sales.

•	Store pre-opening and closing costs decreased $1.5 million for the third quarter of fiscal 2008 to $1.5 million, compared with $3.0 million in the third quarter last year, due to fewer store openings and closings year-over-year.

•	Third quarter net income was $8.0 million or $0.32 earnings per diluted share, versus net income of $0.1 million or $0.00 per diluted share last year.
Recent Developments and Business Update
     On November 5, 2007 we completed the purchase of the 62% of IdeaForest.com, Inc. (the operator of the joann.com website) that we previously did not own for approximately $21 million. Our current priority is to integrate this acquisition into the Company from an operational and a brand image perspective. We will then focus on a longer term growth strategy for the Internet-based business. IdeaForest.com, Inc.’s reported sales (unaudited) were $31.4 million for the 2006 calendar year and have been growing at an annual rate of more than 20%. We expect this transaction to be accretive to earnings in the first full year. In conjunction with the acquisition, we launched a site redesign of joann.com. The improved website is more visually compelling, easier to navigate and adds features such as a community area to share ideas, and a place to review and rate products. We are excited about this transaction and the opportunity to integrate the online shopping experience with our brick and mortar stores to help increase sales in both channels.

     We are updating our full year earnings per share guidance range for fiscal 2008. Based upon management’s operating assumptions, the implementation of our strategic growth plans, the increased uncertainty in consumer spending and current market conditions, we expect year-over-year improvement in business performance in fiscal 2008. The key considerations for understanding our full year outlook for fiscal 2008 include:
•	Same-store sales improving to positive;

•	Gross margin rate improvement;

•	SG&A expenses improving as a percentage of net sales;

•	Capital spending for the full year of $30 to $32 million; and

•	Earnings per diluted share in the range of $0.55 to $0.65 from the previously communicated range of $0.60 to $0.70.
Results of Operations
          The following table sets forth our results of operations through operating profit/ (loss), expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	48.0%	47.4%	47.1%	47.2%
Selling, general and administrative expenses	41.5%	43.0%	44.3%	46.0%
Store pre-opening and closing costs	0.3%	0.6%	0.5%	0.9%
Depreciation and amortization	2.7%	2.7%	3.0%	3.0%

Operating profit (loss)	3.5%	1.1%	(0.7)%	(2.7)%

Comparison of the Thirteen Weeks Ended November 3, 2007 to October 28, 2006
          Net Sales. Net sales for the third quarter of fiscal 2008 increased 4.0% to $480.2 million from $461.9 million in the prior year. Same-store sales increased 2.4% during the third quarter versus a same-store sales decrease of 5.4% in the third quarter last year. The improvement in same-store sales was primarily driven by average ticket growth due to new product assortments, better in-stocks, more effective marketing and the benefit of competitive dynamics in the fabric business.
          Large-format stores net sales for the third quarter of fiscal 2008 increased 7.9% to $247.0 million from $229.0 million last year. Same-store sales for large-format stores increased 2.4% for the quarter, versus a same-store sales decrease of 7.6% in the third quarter last year. The same-store sales increase for large-format stores was mostly due to higher average ticket. Large-format stores accounted for approximately 51% of total third quarter net sales in fiscal 2008 as compared to 50% for the same period in the prior year.
          Small-format stores net sales for the third quarter of fiscal 2008 were $233.2 million and remained relatively flat compared with net sales of $232.9 million in the prior year. Our same-store sales performance for small-format stores increased 2.4% versus a same-store sales decrease of 3.5% for fiscal 2007. The increase in sales for small-format stores primarily was driven by higher average ticket. Small- format stores accounted for approximately 49% of total third quarter net sales in fiscal 2008 as compared to 50% for the same period in the prior year.
          On a category basis, our sewing businesses represented 53% of our fiscal 2008 third quarter net sales volume and increased approximately 3.9% on a same-store sales basis over the third quarter of the prior year. We continued to experience positive same-store sales in the majority of our sewing merchandise categories with the most significant increases in sewing construction, sportswear and home décor fabrics.
          Our non-sewing businesses represented 47% of our fiscal 2008 third quarter net sales volume and increased approximately 0.7% on a same-store sales basis over the third quarter of the prior year. The primary drivers of the increase were in the custom framing, paper crafting, seasonal crafts and jewelry categories. We experienced negative same-store sales compared with the prior year in our home accents and summer seasonal categories due to planned reductions in inventory.
          Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales, while we exclude a portion of such costs from gross margin, including those costs instead within SG&A. As a percentage of net sales, gross margin increased 60 basis points to 48.0% for the third quarter of fiscal 2008 compared with 47.4% for the same quarter last year. This improvement was due in part to the timing of clearance markdowns related to plan-o-gram resets. This year the clearance markdowns occurred primarily in the second quarter versus the second, third and fourth quarters of the previous year.
          Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $199.1 million in the third quarter compared with $198.5 million in the prior year third quarter. As a percentage of net sales, SG&A expenses improved 150 basis points to 41.5% of net sales, from 43.0% of net sales in the third quarter of last year. The decrease is primarily the result of our continued efforts to control expenses and the leverage gained from higher sales.
          Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs decreased $1.5 million during the third quarter of fiscal 2008 to $1.5 million, compared with $3.0 million in the third quarter last year. During the third quarter of fiscal 2008, we opened one large-format store and closed five small-format stores versus the same period last year when we opened four large-format stores and closed five small-format stores and one large-format store.
          Depreciation and amortization. Depreciation and amortization expense in the third quarter of fiscal 2008 increased $0.6 million to $13.2 million from $12.6 million for the third quarter of the prior year. Higher depreciation costs are the result of incremental depreciation associated with new stores.
          Operating profit. Operating profit was $16.7 million in the third quarter of fiscal 2008 compared with operating profit of $5.0 million in the same period of the prior year. The improvement in overall operating profit is due to a combination of growth in same-store sales driven by increased traffic, the capture of volume from competitor store closures, category changes and our continued efforts to control expenses.

          Operating profit for large-format stores was $20.1 million in the third quarter of fiscal 2008 versus operating profit of $14.2 million in the third quarter last year. The improvement in large-format store operating profit was primarily driven by increased traffic as well as higher average ticket.
          Operating profit for small-format stores was $28.4 million in the third quarter of fiscal 2008 versus $23.2 million in the third quarter last year. The increase in operating profit was primarily driven by better in-stocks, which contributed to a higher average ticket.
          Interest expense. Interest expense in the third quarter of fiscal 2008 decreased $1.0 million to $3.9 million from $4.9 million in the third quarter last year, primarily due to a decrease in our average borrowing levels. For the third quarter of fiscal 2008, our borrowing levels decreased to an average of $196 million in fiscal 2008 from an average of $249 million outstanding in fiscal 2007.
          Income taxes. Our effective income tax rate for the third quarters of fiscal 2008 and fiscal 2007 was 37.5% and 36.1%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary. Changes in the tax reserve for the third quarter of fiscal 2008 were not significant.
Comparison of the Thirty-Nine Weeks Ended November 3, 2007 to October 28, 2006
          Net Sales. Net sales for the first nine months of fiscal 2008 increased 3.4% to $1,292.9 million from $1,249.8 million in the prior year. Same-store sales increased 3.5% during the first nine months of fiscal 2008 versus a same-store sales decrease of 5.8% in the prior year. The increase in same-store sales was primarily driven by average ticket growth due to new product assortments, better in-stocks, more effective marketing and the benefit of competitive dynamics in the fabric business.
          Large-format stores net sales for the first nine months ended November 3, 2007 increased 10.6% to $661.3 million from $597.9 million last year. Same-store sales for large-format stores increased 4.6% for the first nine months of fiscal 2008, versus a same-store sales decrease of 8.4% in the same period last year. The large-format store improvement was due to changes in our advertising program, improved store in-stocks and overall store conditions, which drove an increase in customer transactions and an increase in average ticket. Large-format stores accounted for approximately 51% of total net sales for the first nine months of fiscal 2008 as compared to 48% for the same period in the prior year.
          Small-format stores net sales for the first nine months of fiscal 2008 decreased 3.1% to $631.6 million from $651.9 million in the prior year. Our same-store sales performance for small-format stores increased 2.6% in the first nine months of fiscal 2008 versus a same-store sales decrease of 3.7% for the first nine months of fiscal 2007. The increase in same-store sales for small-format stores was primarily due to increases in average ticket. Small-format stores accounted for approximately 49% of total net sales for the first nine months of fiscal 2008 as compared to 52% for the same period in the prior year.
          On a category basis, our sewing businesses represented 52% of our sales volume for the first nine months of fiscal 2008, and increased approximately 4.1% on a same-store sales basis for the same period. The increase in our sewing businesses primarily was the result of increases in sewing construction, sportswear, home décor fabrics and sewing accessories.
          Our non-sewing businesses represented 48% of our sales volume for the first nine months of fiscal 2008 and increased approximately 2.9% on a same-store sales basis. The primary drivers of the increase were in the jewelry, paper crafting, kids’ crafts, custom framing and seasonal craft categories.

          Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales, while we exclude a portion of such costs from gross margin, including those costs instead within SG&A. As a percentage of net sales, gross margin was 47.1% for the first nine months of fiscal 2008 compared with 47.2% for the same period last year.
          Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $572.7 million for the first nine months of fiscal 2008 compared with $575.1 million in the prior year. As a percentage of net sales, SG&A expenses decreased 170 basis points to 44.3% of net sales from 46.0% of net sales last year. The decrease is primarily the result of our continued efforts to control expenses and the benefit of higher sales, as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama distribution center, which did not recur in the current year.
          Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs decreased $4.5 million year-to-date to $6.6 million compared with $11.1 million for the same period in the prior year. The decrease is due to the amount of store activity year-over-year. For the first nine months of this year we have opened six large-format stores and closed 22 small-format stores versus the same period last year when we opened 25 large-format stores and closed two large-format and 46 small-format stores.
          Depreciation and amortization. Depreciation and amortization increased $2.1 million to $38.6 million in the first nine months of fiscal 2008 from $36.5 million last year. The increase is due to incremental depreciation associated with new stores and our new distribution center in Opelika, Alabama, which started to depreciate late in the first quarter of fiscal 2007.
          Operating profit (loss). Operating loss was $9.4 million in the first nine months of fiscal 2008 compared with an operating loss of $33.3 million in the same period of the prior year. The decrease in overall operating loss is due to a combination of growth in same-store sales, driven by increased traffic, the capture of volume from competitor store closures, category changes and our continued efforts to control expenses.
          Operating profit for large-format stores was $28.4 million in the first nine months of fiscal 2008 versus $22.6 million for the same period last year. Operating profit for small-format stores was $57.5 million in the first nine months of fiscal 2008 versus $48.9 million for the same period last year. The improvement in large-format store operating profit was primarily driven by increased traffic as well as higher average ticket. The improvement in operating profit of the small-format stores was driven by the capture of volume from competitor store closures and category changes.
          Interest expense. Interest expense in the first nine months of fiscal 2008 decreased $3.0 million to $9.3 million from $12.3 million for the same period last year, primarily due to a decrease in our average debt levels. Our average debt levels year-to-date in fiscal 2008 were $146 million, versus $218 million last year.
          Income taxes. Our effective income tax rate for the first nine months of fiscal 2008 and fiscal 2007 was 35.3% and 37.1%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary. We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2008. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a cumulative effect adjustment to reduce beginning retained earnings equal to $1.6 million, which is comprised of $1.1 million in taxes and $0.5 million in interest. Our unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations. Changes in the tax reserve for the first three quarters of fiscal 2008 were not significant.
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
          The following table provides cash flow related information for the first nine months of fiscal 2008 and 2007:

Dollars in millions	2008	2007
Net cash (used for) provided by operating activities	$(43.9)	$20.3
Net cash used for investing activities	(29.4)	(18.0)
Net cash provided by financing activities	84.3	0.7

Net decrease in cash and cash equivalents	$11.0	$3.0

Ending cash and cash equivalents	$29.4	$20.9

Net cash (used for) provided by operating activities
          Net cash used for operations increased by $64.2 million to $43.9 million in the first nine months of fiscal 2008 compared with net cash provided by operating activities of $20.3 million in the first nine months of fiscal 2007. The change in cash used for/provided by operations was primarily attributable to the increase in inventories, net of payable support, in the first nine months of fiscal 2008 as compared to the slight decrease for the same period of the prior year. Inventories, net of payable support, represented a $78.6 million use of cash in the first nine months of fiscal 2008, compared with an $18.5 million source of cash in fiscal 2007. Comparing inventory levels as of the end of the first nine months of fiscal year 2008 and 2007, inventories increased $35.1 million, or 6.6%, year-over-year. The increase in inventory is primarily due to a higher investment in basic categories.
Net cash used for investing activities
     Net cash used for investing activities totaled $29.4 million in the first nine months of fiscal 2008 compared with $18.0 million in fiscal 2007 and consisted entirely of capital spending for both periods, partially offset in the prior period by $24.7 million in proceeds from the sale-leaseback of our distribution center in Visalia, California. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives.
     Capital expenditures are summarized as follows:

	Thirty-Nine Weeks Ended
	November 3,	October 28,
Dollars in millions	2007	2006
Cash	$22.9	$30.8
Cash — landlord reimbursed	6.5	11.9

Total	$29.4	$42.7

     We anticipate capital expenditures for the full fiscal year 2008 to be approximately $30 to $32 million, which is net of expected landlord allowances of approximately $7 million. During the first nine months of fiscal 2008, we opened six large-format stores and closed 22 small-format stores. We also completed nine large-format and 17 small-format store remodels. Store related expenditures, including the six new store openings and 26 remodels, represented the majority of the capital spending, net of the landlord allowances received.
     For the balance of the fiscal year, we expect to close one large-format store and ten small-format stores.
     Our store count at the end of the third quarter was 195 large-format stores and 590 small-format stores, for a total store count of 785 stores.
Net cash provided by financing activities
     Net cash provided by financing activities was $84.3 million during the first nine months of fiscal 2008 compared with $0.7 million during the same period in fiscal 2007. Debt borrowings were $202.0 million at the end of the third quarter of fiscal 2008, which was an increase of $76.7 million from the beginning of the year and an increase of $1.7 million from the same period in the prior year. This increase was primarily the result of increased inventory levels.
     As of November 3, 2007, we had the ability to borrow $229 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 32.9% at November 3, 2007, 23.4% at February 3, 2007 and 34.5% at October 28, 2006.

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
Cautionary Statement Concerning Forward-Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or widespread severe weather, our ability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk of our financial instruments as of November 3, 2007 has not significantly changed since February 3, 2007. Information regarding our financial instruments and market risk as of February 3, 2007 is disclosed in our fiscal 2007 Annual Report on Form 10-K.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q as of November 3, 2007, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
	Purchased	per Share	Programs	Programs

August 5 — Sept. 1, 2007	3,931	$23.72	1,025,797	1,124,203
Sept. 2 — October 6, 2007	466	$21.08	1,026,263	1,123,737
October 7 — Nov. 3, 2007	—	$—	1,026,263	1,123,737

Total	4,397	$23.44	1,026,263	1,123,737

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On November 13, 2007, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted amendments to the Jo-Ann Stores, Inc. 1998 Incentive Compensation Plan (including the Compensation Committee rules applicable to that plan) and the Jo-Ann Stores, Inc. Deferred Compensation Plan, and the Board of Directors adopted amendments to the Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan. The amendments are in response to final regulations issued under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”). All of our plans and agreements that provide for the “deferral of compensation,” as defined for purposes of Section 409A, must comply with the requirements of Section 409A. The amendments are technical in nature and do not affect the amount of compensation or benefits provided under these plans.
     In addition, at the November 13, 2007 meeting, the Compensation Committee added Darrell Webb, our President and Chief Executive Officer, and Travis Smith, our Executive Vice President, Merchandising and Marketing, as participants to our Supplemental Retirement Benefit Plan and established a maximum supplemental retirement benefit amount of $750,000 for Mr. Webb and $600,000 for Mr. Smith.

Item 6. Exhibits
     a) Exhibits

No.	Exhibit Description
10.1	Sixth Amendment to Credit Agreement dated November 5, 2007

10.2	Employment Agreement dated November 19, 2007 between the Company and Ken Haverkost *

10.3	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended. *

10.4	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of November 13, 2007 *

10.5	Letter Agreement entered into on September 12, 2007 between the Registrant and David Holmberg regarding the termination of Mr. Holmberg’s employment with the Company *

10.6	Amendment to the Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended, dated November 13, 2007 *

10.7	Amended Deferred Compensation Plan *

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.

DATE: December 13, 2007	/s/ Darrell Webb

Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr

James Kerr,
Executive Vice President and Chief Financial Officer