Form 10-K
period 2008-02-02
JO-ANN STORES INC
filed 2008-04-17
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended February 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐     No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of August 4, 2007 was $547.1 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of the registrant’s Common Shares outstanding, as of April 4, 2008, was 25,276,325.

Documents incorporated by reference: Portions of the following documents are incorporated by reference:

Proxy Statement for 2008 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14 of Part III.

PART I

Except as otherwise stated, the information contained in this report is given as of February 2, 2008, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann Fabric and Craft Stores,” “Joann.com,” “Registrant,” “Company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2008 refers to the period ended February 2, 2008). Fiscal years consist of 52 weeks, unless noted otherwise.

Item 1.	Business

We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabric and Craft stores and Jo-Ann stores) and website (www.Joann.com) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.

During the second quarter of fiscal 2008, we made a change in the way we reference our store formats. We now classify our stores as large-format and small-format, as opposed to the previous classification of superstore and traditional stores. As we continue to remodel our stores, the distinction between superstores and traditional stores would become less clear. The dividing line between the large-format and small-format classification is approximately 24,000 to 25,000 square feet of retail space. The most important distinction is whether or not stores in that range have been recently built or remodeled and contain a broad assortment of craft categories.

As of February 2, 2008, we operated 774 stores in 47 states (578 small-format stores and 196 large-format stores). Our small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 14,700 square feet and generated net sales per store of approximately $1.5 million in fiscal 2008. We did not open any small-format stores in fiscal 2008. Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also offer custom framing and educational programs that our small-format stores do not. They average approximately 38,000 square feet and generated net sales per store of approximately $4.9 million in fiscal 2008. We opened six large-format stores in fiscal 2008.

We provide a one-stop shopping experience for craft and sewing projects under one roof, with employees who are encouraged to assist customers in creating and completing creative projects. Many of our store level employees are sewing and/or crafting enthusiasts, which we believe enables them to provide exceptional customer service. We believe our focus on service contributes to a high proportion of repeat business from our customers. A significant portion of our advertising budget is allocated to our direct mail and weekly newspaper insert advertising programs.

We believe that our large-format stores are uniquely designed to offer a destination location for our customers. We offer approximately 79,000 stock-keeping units (“SKUs”) across two broad product categories: sewing and non-sewing components. We manage our vast product selection with SAP Retail. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational and execution improvements, through enhanced forecasting and replenishment capabilities, and streamlined operations.

We believe stability in our sales and our industry is partially a function of recession-resistant characteristics. For example, according to a 2007 research study conducted by the Craft & Hobby Association, approximately 57 percent of all U.S. households participated in crafts and hobbies. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2008 was $23 in our large-format stores and $18 in our small-format stores. Industry sales, according to the Craft & Hobby Association’s 2007 research study, were approximately $32 billion. Our market is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order and Internet vendors and a variety of other retailers.

Recent Developments and Business Update

Fiscal 2008 was a year of transition as we began the implementation of our long-term strategic growth plan to position ourselves for profitable and sustainable growth over the long term. The long-term strategic growth plan addresses three major objectives:

•	Improve the customer shopping experience;

•	Enhance our marketing and merchandising offers; and

•	Refine our new store and remodel programs.

The above objectives were supported by dozens of initiatives and were enabled by the development of our people, enhancement of our information systems, enhanced efficiencies in our supply chain, and improved controls over inventory and selling, general and administrative expenses (“SG&A”).

By executing this strategy, we delivered solid results for fiscal year 2008 and positioned ourselves to deliver balanced and consistent financial improvements over the long term.

During fiscal year 2008:

•	We achieved same-store sales growth of 3.5 percent versus a same-store sales decrease of 5.9 percent last year;

•	We gained expense leverage in SG&A, as the percentage of net sales decreased 150 basis points from last year; and

•	Earnings per share for the year improved to $0.62 per diluted share, compared with a loss of $0.08 per diluted share in the prior year.

In addition to implementing our new strategic growth plan, during the fourth quarter of fiscal 2008, we completed the acquisition of the 62 percent of IdeaForest.com, Inc. (“IdeaForest”) that we previously did not own. IdeaForest was the operator of the Joann.com website.

During fiscal 2009 we plan to continue to execute our strategic plan and take advantage of competitive withdrawals from the fabric industry. The current economic environment has added a degree of uncertainty, but we expect to be insulated from a downturn to a certain extent due to the strong demographics of our shoppers and the steady performance of the sewing and craft industry in previous recessions.

As we continue to improve overall business results and achieve more consistent performance from new stores, we plan to accelerate new store openings and store remodels in future years.

Some key priorities we will pursue in fiscal year 2009 include:

•	The rollout of our new point of sale and store system package;

•	The rollout of our new human resource and workforce management applications;

•	Continued integration of our newly acquired Joann.com Internet business, to achieve better synergy with our retail stores; and

•	Continued efforts to update stores by remerchandising dozens of our small-format stores, over and above those we have scheduled for remodel.

Product Selection

The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Principal product lines:
Sewing	50%	50%	56%
Non-sewing	50%	50%	44%

Total	100%	100%	100%

Sewing

We offer a broad and comprehensive assortment of fabrics and sewing accessories in both our small-format and large-format stores. These fabrics are merchandised by end use and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends, and value. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments as well as blankets and décor accessories;

•	fleece fabrics in both prints and solids used for the construction of sportswear, blankets and craft projects for the home;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons, as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties from whom we receive sublease income.

Non-sewing

We offer a broad assortment of non-sewing merchandise for the creative enthusiast. Our large-format stores offer the complete array of categories while our small-format stores, due to their smaller size, carry edited down versions of the best items. We offer the following non-sewing selections in our large-format stores:

•	yarn and accessories, as well as needlecraft kits and supplies;

•	paper crafting components, such as albums, papers, stickers, stamps and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, and kids crafting;

•	fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and, full service in-store custom framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.

In addition to the basic categories described above, our stores regularly feature seasonal products, which fit with our core merchandising strategy. Our seasonal offerings span all product lines and include finished decorations, gifts and accessories that focus on holidays including Easter, Halloween and Christmas, as well as seasonal categories such as patio/garden. Seasonal product is brought in under the “Holiday Inspirations” private label.

During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season starts earlier than that of other retailers and generally runs from September through December. In fiscal 2008, approximately 57 percent of our net sales occurred in the third and fourth quarters, and approximately 31 percent occurred in the fourth quarter alone.

During fiscal 2008, non-sewing and sewing net sales represented 60 percent and 40 percent of total net sales for our large-format stores, respectively. Non-sewing and sewing net sales represented 40 percent and 60 percent of total net sales for our small-format stores for the same period, respectively.

Marketing

Our marketing efforts are key to the ongoing success and growth of our stores. Our primary focus is on acquiring and retaining customers through an integrated direct and mass marketing program.

We use our proprietary customer database to provide ongoing communication to our best customers through a robust direct mail and email program. This allows us to efficiently and effectively reach our target market on a regular basis throughout the year. To drive customer acquisition, we supplement our direct mail advertising with weekly newspaper insert advertising, primarily in large-format store markets. Our direct mail and newspaper inserts showcase our sales events, feature numerous products offered at competitive prices, and showcase people interacting with product providing inspiration.

As we market the Jo-Ann Stores concept, we also focus on developing long-term relationships with our customers. These efforts include providing knowledge and inspiration through in-store classes, demonstrations and project sheets.

Our grand opening program plays an integral role in the successful opening of each new store. We utilize our existing customer base to build awareness and excitement in each market around the opening of each new store. This is paired with newspaper inserts, in-store promotions and public relations efforts during the grand opening weekend to drive customer traffic. We continue to drive customer awareness and traffic after the grand opening through ongoing advertising efforts in the market.

We also reach our customers through our Joann.com Internet business. During the fourth quarter of fiscal 2008 we completed the purchase of the 62 percent of IdeaForest.com, Inc. that we previously did not own for $23.6 million, including a note payable of approximately $9 million. In conjunction with the acquisition, we launched a site redesign of Joann.com. The improved website is more visually compelling, easier to navigate, includes features such as a community area to share ideas, as well as a place to review and rate products. This transaction provides us with the opportunity to integrate the online shopping experience with our stores ultimately improving the overall customer experience.

Purchasing

We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2008, approximately two-thirds of our purchases were sourced domestically and one-third was sourced internationally. Our domestic suppliers source internationally some of the products they sell to us. Although we have very few long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, our top supplier represents approximately three percent of our annual purchase volume and the top ten suppliers represent approximately 23 percent of our total annual purchase volume. We currently utilize approximately 575 merchandise suppliers, with the top 128 representing more than 80 percent of our purchasing volume.

Logistics

We operate three distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our stores on a weekly basis. Based on purchase dollars, approximately 81 percent of the products in our stores are shipped through our distribution center network, with the remaining 19 percent of our purchases shipped directly from our suppliers to our stores. Approximately 50 percent of our store base is supplied from the Hudson distribution center, 30 percent from our Visalia distribution center and 20 percent from our Opelika distribution center.

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

Store Management.  Small-format stores generally have five full-time team members and 10 to 12 part-time team members, while large-format stores typically have approximately nine full-time team members and 35 to 45 part-time team members. Store team leaders are compensated with a base salary plus a bonus, which is tied to quarterly store sales and annual store controllable profit.

Small-format store team leaders are typically promoted from a group of top performing assistant managers, some of whom started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a small-format store is closed due to the opening of a large-format store, we generally retain its team members to staff the new large-format store. Large-format store team leader positions primarily have been staffed with individuals from outside the Company who have previous experience in managing “big-box” retail concepts. We have a training program that is designed to develop and prepare more large-format store managers from within our organization. Each store is under the supervision of a district team leader who reports to a regional vice president.

The following table shows our stores by type and state on February 2, 2008:

	Small-	Large-			Small-	Large-
	format	format	Total		format	format	Total

Alabama	1	—	1	Nebraska	4	—	4
Alaska	4	2	6	Nevada	3	2	5
Arizona	6	10	16	New Hampshire	8	—	8
Arkansas	1	—	1	New Jersey	12	1	13
California	67	20	87	New Mexico	6	—	6
Colorado	9	5	14	New York	30	9	39
Connecticut	6	4	10	North Carolina	5	1	6
Delaware	2	1	3	North Dakota	4	—	4
Florida	32	18	50	Ohio	38	18	56
Georgia	6	5	11	Oklahoma	4	—	4
Idaho	9	—	9	Oregon	20	4	24
Illinois	24	11	35	Pennsylvania	34	9	43
Indiana	20	6	26	Rhode Island	—	1	1
Iowa	10	—	10	South Carolina	2	—	2
Kansas	6	2	8	South Dakota	1	—	1
Kentucky	3	—	3	Tennessee	—	4	4
Louisiana	4	—	4	Texas	28	10	38
Maine	4	1	5	Utah	6	4	10
Maryland	14	4	18	Vermont	4	—	4
Massachusetts	22	1	23	Virginia	21	—	21
Michigan	27	21	48	Washington	21	10	31
Minnesota	14	6	20	West Virginia	5	—	5
Missouri	10	2	12	Wisconsin	14	4	18

Montana	7	—	7	Total	578	196	774

The following table reflects the number of stores opened, expanded or relocated and closed during each of the past five fiscal years (square footage in thousands):

Total Stores

					Total
			In Operation at	Expanded	Square Footage
Fiscal Year	Opened	Closed	Year-End	or Relocated	at Year-End

2004	19	(46)	892	—	15,377
2005	31	(72)	851	2	15,453
2006	44	(57)	838	2	16,198
2007	26	(63)	801	1	16,215
2008	6	(33)	774	1	15,932

Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2008, we opened six large-format stores with an average size of approximately 33,000 square feet. Our average net investment in a large-format store is approximately $1.5 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. No small-format stores were opened in fiscal 2008.

During fiscal 2009, we expect to open approximately 13 to 15 new stores and close approximately 25 stores. We also plan to remodel approximately 25 to 30 stores.

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

Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular SKUs, eliminate less profitable SKUs, analyze product margins and generate data for the purpose of evaluating our advertising and promotions. We also believe that our point-of-sale system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly restock merchandise and efficiently reprice sale items.

We operate on SAP Retail. SAP Retail includes all of our core financial, merchandise and retail systems and links business processes on a single software platform. During fiscal 2008, we completed an upgrade to the current version of SAP Retail software. The software for the upgrades was purchased in the fourth quarter of fiscal 2007. The cost of the upgrade is included in property equipment and leasehold improvements on our consolidated balance sheets. In addition to the upgrades to our existing SAP Retail systems, we purchased additional SAP modules in the fourth quarter of fiscal 2007, which will be implemented over the next 6 to 9 months of fiscal 2009. The cost of the modules is included in construction in progress on our consolidated balance sheets.

Status of Product or Line of Business

During fiscal 2008, there was no public announcement nor is there a public announcement anticipated about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks

We do business under trademarks for “Jo-Ann®,” “Joann.comTM,” “Jo-Ann ETC®,” “Jo-Ann Fabrics®,” “Jo-Ann Fabric and Craft Stores®,” “Jo-Ann Fabrics & Crafts®,” “Jo-Ann Fabrics and Crafts®” and we also own numerous trademarks relating to our private label products. We believe that our trademarks provide significant value to our business.

Seasonal Business

Our business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2008, approximately 57 percent of our net sales occurred in the third and fourth quarters, and approximately 31 percent occurred in the fourth quarter alone.

Customer Base

We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2008, no single store accounted for more than one percent of total net sales.

Backlog of Orders

We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.

Competitive Conditions

We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. We compete on the basis of product assortment, price, convenience and customer service. We believe that the combination of our product assortment under one roof, quality sales events and knowledgeable and customer focused team members provides us with a competitive advantage.

There are three companies that we primarily compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc.) one in the craft segment (Michaels Stores, Inc.) and one in the craft segment that also carries fabrics (Hobby Lobby). There is also a regional operator, A.C. Moore Arts & Crafts, Inc., which competes in the craft segment. The balance of our competition is comprised of smaller regional and local operators. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	brand recognition as the number one resource for fabric related categories;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy going forward.

Research and Development

During the three fiscal years ended February 2, 2008, we have not incurred any material expense for research activities relating to the development of new products or services or the improvement of existing products or services.

Environmental Disclosure

We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

Employees

As of February 2, 2008, we had approximately 21,707 full and part-time employees, of whom 20,125 worked in our stores, 433 were employed in our Hudson distribution center, 228 were employed in our Visalia distribution center, 188 were employed in our Opelika distribution center and 733 were employed at our store support center in Hudson. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers, primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees, since approximately 75 percent of our employees work part-time.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relationship with our employees and the union are good.

Foreign Operations and Export Sales

In fiscal 2008, we purchased approximately one-third of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. We do not have material long-term contracts with any manufacturers.

Other Available Information

We make available, free of charge, on our website at www.Joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which also serves as the Code of Ethics for the Chief Executive Officer and Financial Officers), and any amendments or waivers thereto. These documents are also available in print, free of charge, to any person requesting a copy from our Investor Relations department at our principal executive offices.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our chief executive officer submitted to the NYSE his annual certification on July 6, 2007 stating that he was not aware of any violation by our Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended February 2, 2008, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

If customer interest in fabric and craft products declines, our revenues may decline

The success of our business depends on our customers purchasing our fabric and craft products. Our products are not necessities and compete with numerous other leisure activities and other forms of entertainment. If our customers’ interest in fabric and craft products declines, that decline would result in the reduction of our revenues and have a negative impact on our business and prospects. Our inability or the inability of our vendors to develop and introduce new products that interest our customers also could adversely affect our operating results. In addition, changes in demographic and societal trends could have a material adverse effect on our business and prospects.

Changes in interest rates could adversely impact profitability

We are subject to market risk from exposure to changes in interest rates, which affect our financing, investing and cash management activities. Changes in interest rates could have a negative impact on our profitability.

External Business Risks

Competition could negatively impact our operations

Competition is intense in the retail fabric and craft industry. We must remain competitive in the areas of quality, price, selection, customer service and convenience. The location and atmosphere of retail stores are additional competitive factors in the retail business.

Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Michaels Stores, Inc., a national chain that operates craft and framing stores, Hobby Lobby, a regional chain that operates craft stores, Hancock Fabrics, Inc., a national chain that operates fabric stores, and A.C. Moore Arts & Crafts, Inc., a regional chain that operates craft stores in the eastern United States. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. Our sales are also impacted by store liquidations of our competitors. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities of our customers that are unrelated to the fabric and crafts industry. This competition could result in the reduction of our prices and a loss of market share.

Our suppliers may encounter business issues and not meet our needs

Many of our suppliers are small companies that produce a limited number of items. Given their limited resources and lack of financial flexibility, many of these firms are susceptible to cash flow issues, production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand. Our suppliers may be unable to withstand a downturn in economic conditions. In addition, based on public information, Wal-Mart plans to eliminate fabric sales in its new and remodeled stores and Hancock Fabrics is currently in a Chapter 11 bankruptcy proceeding, both of which could negatively affect our fabric suppliers. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

Our dependence on foreign suppliers subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations

In fiscal 2008, we purchased approximately one-third of our products directly from manufacturers located in foreign countries. A majority of our foreign suppliers are located in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if products were manufactured domestically.

Foreign manufacturing is also subject to a number of other risks, including work stoppages; transportation delays and interruptions; product quality issues; employee rights issues; other social concerns; epidemics; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies; and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. We also are required to issue letters of credit to finance certain imports. Our inability to obtain letters of credit could have a material adverse effect on our business.

Our business depends on shopping center traffic and our ability to identify suitable store locations

Our stores generally are located in strip shopping centers and “big box” shopping centers. Our sales are dependent in part on a high volume of shopping center traffic. Shopping center traffic may be adversely affected by, among other things, economic downturns, rising fuel costs, the closing of anchor stores, new shopping centers and other retail developments, or changes in customer shopping preferences. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations. Competition for suitable store locations is intense and therefore we cannot assure that desirable store locations will continue to be available. A decline in the popularity of shopping center shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.

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

Disruption to the transportation system, including increases in transportation costs due to transportation industry challenges and rising fuel costs may negatively impact our operating results

We rely upon various means of transportation, including shipments by air, sea and truck, to deliver products to our distribution centers from vendors and from our distribution centers to our stores. Labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner. In addition, long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of service could adversely affect our business. In particular, our business is highly dependent on the trucking industry to deliver products to our distribution centers and our stores. Our operating results may be adversely affected if we are unable to secure adequate trucking resources to fulfill our delivery schedules to the stores, particularly as we deliver our fall and seasonal merchandise. We and some of our domestic vendors also depend on ocean transportation to bring imported products to the United States; thus, disruptions in the ocean transportation sector or at overseas and domestic ports, or increased costs in the ocean transportation or ports sectors, could negatively impact our operating results.

The price of oil has fluctuated significantly in the last few years. Fuel price increases during the past year have increased our transportation costs for distribution to our stores, as well as our vendors’ transportation costs. Further fuel price increases could decrease our operating profits.

Our business could be negatively impacted by changes in the labor market and our cost of doing business could increase as a result of changes in federal, state or local regulations

Our performance is dependent on attracting and retaining a large number of quality employees. Many of those employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, the costs of providing employee benefits, workers compensation costs and changing demographics. Changes that adversely impact our ability to attract and retain quality employees could adversely affect our performance. Changes in the federal or state minimum wage, living wage requirements or changes in other wage or workplace regulations, including, for example, health care mandate or employee leave regulations, could adversely affect our financial condition and operating results.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relations with our employees and the union are good, but if a strike were to occur it could materially adversely affect our business, financial conditions and results of operations.

Operational Business Risks

The loss of key executives and failure to attract qualified management could limit our growth and negatively impact our operations

Our continued success depends upon our ability to attract and retain qualified management, administrative and store personnel. Our inability to do so may have a material adverse effect on our business and prospects.

Failure to manage inventory effectively could negatively impact our operations

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

Failure to adequately maintain our perpetual inventory and automated replenishment systems could negatively impact our operations

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

Inability to provide new and improved product selection could negatively impact our operations

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

Failure to grow sales may impact operations

Our comparable same-store sales have fluctuated significantly in the past, on both an annual and a quarterly basis. A variety of factors affect our same-store sales results, including, among other things, fashion trends, the highly competitive retail store sales environment, new competing stores (proximity of our new stores or our competitor’s new stores to our existing stores), economic conditions, timing and effectiveness of promotional events, the effectiveness of our marketing, changes in our merchandise mix, calendar shifts and weather conditions. Annual revenue growth is driven by the opening of new stores and increased same-store sales. We cannot provide assurance that we will continue successfully to open stores or increase same-store sales, which could have an adverse impact on our results of operations.

Our failure to manage our new store growth could have a negative impact on our operations

Our growth is dependent, in large part, upon our ability to successfully add new stores (which primarily, but not exclusively, will be large-format stores) and close poorly performing stores (which primarily, but not exclusively, will be small-format stores). Our large-format stores accounted for 51 percent of our total fiscal 2008 net sales. Our growth strategy includes, but is not limited to, the development of additional large-format stores and an increasing percentage of our revenues coming from our large-format stores. The success of this strategy will depend upon a number of factors, summarized as follows:

Store specific risks

•	our ability to expand in existing markets and penetrate new markets;

•	the availability of desirable locations and the negotiation of acceptable leases for these sites;

•	the availability of management resources in a particular area;

•	the timely construction, fixturing, merchandising and hiring and training of store personnel;

•	the closure of unsuccessful stores may result in the retention of liability for expensive leases;

General risks

•	our ability to generate sufficient cash flow from operations;

•	the availability of working capital;

•	our ability to obtain financing;

•	the expansion of our logistics systems to support new stores;

•	the maintenance or upgrade of our information processing systems and the integration of those systems at new stores;

•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategy, which could result in a deterioration of our operating results;

•	our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

•	general economic conditions and specific retail economic conditions.

Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures could have an adverse effect on our growth and profitability prospects. There can be no assurance that we will be able to successfully implement our store growth strategy. Not all of our recently opened stores are producing acceptable levels of sales and operating profit. Failure to achieve acceptable levels of sales and operating profit at new stores could negatively impact our profitability capabilities.

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

The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. Although we believe that our receiving and distribution process is efficient and well-positioned to support our expansion plans, we cannot assure that we have anticipated all issues or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. Such delays could negatively impact our business.

The efficient operation of our business is dependent on our information systems. Our failure to maintain and upgrade our management information systems, including the successful and timely completion of significant pending projects, could negatively impact our operation.

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

Rapid technological change impacts the effectiveness of the adoption of, and could adversely affect the realization of business benefits from, technology. Conversely, not implementing sufficient technological changes could also compromise the operation of our business. We are in the process of implementing significant upgrades to our information systems, including the systems used in our stores, and we also are in the process of installing new point-of-sale hardware in many of our stores. Failure to complete these projects successfully and in a timely manner could have a material negative effect on our operations.

Financing needs could restrict our operations

Our level of indebtedness could have negative consequences. For example, it could:

•	make it more difficult for us to satisfy our other obligations;

•	reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions and other general corporate requirements because we will have to dedicate a significant portion of our cash flow from operations to payments of our indebtedness;

•	limit our ability to borrow funds to pay for future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that may have less debt; and

•	make us more vulnerable to negative changes in economic and industry conditions.

In addition, our ability to make payments on our indebtedness depends upon our ability to generate cash flow in the future. Our ability to generate that cash flow depends upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. To some extent, each of these factors depends upon economic, financial, competitive and other factors beyond our control. If we cannot generate enough cash from operations to make payments on our indebtedness, we will need to refinance our indebtedness, obtain additional financing or sell assets. We do not anticipate any issues in generating sufficient cash flow, but we cannot assure that this will be the case, nor can we assure that we will be able to obtain acceptable financing to finance our operations and capital needs, which could restrict our operations.

Our senior bank credit facility expires on April 30, 2009. Our inability to renegotiate a new senior bank credit facility could restrict our operations.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our senior bank credit facility and indenture

The indenture governing our senior subordinated notes and our senior bank credit facility agreement contain restrictive and financial covenants, which limit our ability to borrow money, make investments, redeem or make payments on our capital stock, incur liens and take other actions.

We currently are in compliance with all of these covenants and do not foresee any issues in continuing to comply with these covenants in the future. However, our ability to remain in compliance with these covenants and tests may be affected by unanticipated events or events beyond our control. If we fail to meet these tests or breach any of the covenants, the lenders under the senior bank credit facility or the holders of the notes could declare all amounts outstanding under their indebtedness, including accrued interest, to be immediately due and payable. A declaration of acceleration under the senior bank credit facility would constitute a default under the indenture, and a default under the indenture would constitute a default under the senior bank credit facility. We believe that we have sufficient credit availability to finance our operations and capital needs; however, we cannot assure that the operating and financial restrictions in our credit facilities will not adversely affect and limit or prohibit our ability to finance future operations, or longer term capital needs.

We could incur more debt

Our management currently believes that the cash generated by operations, together with the borrowing availability under the senior bank credit facility, will be sufficient to meet our working capital needs during fiscal 2009. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling assets, completing a separate debt or equity offering or restructuring our existing capital structure. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, including through the opening of new stores, or the introduction of new products and services, to take advantage of future opportunities or respond to competitive pressures.

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

We currently are certified as being in compliance with the Payment Card Industry Data Security Standard (“PCI DSS”), but must be re-certified on a regular basis with the next re-certification scheduled in August 2008. A company processing, storing, or transmitting payment card data must be PCI DSS compliant or risk losing its ability to process credit card payments and being audited and/or fined. Failure to maintain our PCI certification could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations.

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

Our store support center and Hudson distribution center are located in a 1.4 million square foot facility on 105 acres in Hudson, Ohio. We own both the facility and the real estate. The distribution center occupies 1.0 million square feet and the remainder is used as our store support center, a large-format store, and office space we lease to another tenant. In addition, we own 65 acres of land adjacent to our Hudson, Ohio facility.

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

The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases and generally have initial terms of 5 to 15 years with renewal options for up to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year ended February 2, 2008 we incurred $172.2 million of rental expense, including common area maintenance, taxes and insurance for store locations. Despite closing 271 stores over the last five years, as of February 2, 2008, we were only paying rent on one closed store location for which we have been unable to reach an early lease termination settlement with the landlord or sublease the property.

As of February 2, 2008, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Fiscal Year Lease Terms Expire	Store Leases

Month-to-month	24
2009	44
2010	32
2011	50
2012	38
2013	55
Thereafter	541

Total	784

Item 3.	Legal Proceedings

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

Executive Officers of the Registrant

The following information is set forth pursuant to Item 401(b) of Regulation S-K.

Our executive officers are as follows:

Name	Age	Position

Darrell Webb	50	Chairman of the Board, President and Chief Executive Officer
Kenneth Haverkost	51	Executive Vice President, Store Operations
James Kerr	45	Executive Vice President, Chief Financial Officer
Travis Smith	35	Executive Vice President, Merchandising and Marketing

Darrell Webb has been our Chairman of the Board, President and Chief Executive Officer since July 2006. Previously, he was President of Fred Meyer, the 128-store super center division of The Kroger Company, a retail grocery chain, from 2002 until July 2006 and President of Kroger’s Quality Food Center Division from 1999 to 2002.

Kenneth Haverkost has been our Executive Vice President, Store Operations since October 2007. For the twenty-two years prior to assuming his current role, Mr. Haverkost held positions of increasing responsibility with Fred Meyer, the 128-store super center division of The Kroger Company. Immediately prior to joining us, Mr. Haverkost was Senior Vice President and Director of Store Operations of Fred Meyer.

James Kerr has been our Executive Vice President, Chief Financial Officer since July 2006. For the eight years prior to assuming his current role, Mr. Kerr was our Vice President, Controller and he also served as the Chief Accounting Officer from February through July 2006.

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

Our common shares are traded on the New York Stock Exchange under the ticker symbol “JAS.” As of April 4, 2008, there were 744 shareholders of record. The closing price of the shares on April 4, 2008 was $16.66.

The quarterly high and low closing stock prices for fiscal 2008 and 2007 are presented in the table below:

	Common Shares
	High	Low

Quarter Ended Fiscal 2008:
February 2, 2008	$21.00	$9.03
November 3, 2007	26.53	17.30
August 4, 2007	34.75	23.33
May 5, 2007	31.30	21.22

Quarter Ended Fiscal 2007:
February 3, 2007	$26.14	$17.37
October 28, 2006	18.31	13.51
July 29, 2006	16.80	12.09
April 29, 2006	14.19	11.24

We did not pay cash dividends on our common shares during fiscal 2008 and fiscal 2007. Our dividend policy has been to retain earnings for operations and reinvestment into our business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of business conditions and other considerations.

See Part III, Item 12 for information regarding our equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
	Purchased	per Share	Programs	Programs

November 4 — December 1, 2007	618	$16.64	1,026,881	1,123,119
December 2 — January 5, 2008	—	—	1,026,881	1,123,119
January 6 — February 2, 2008	48	$11.88	1,026,929	1,123,071

Total	666	$16.30	1,026,929	1,123,071

In December 1998, our Board of Directors authorized a discretionary program that allowed us to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to the lapse of restricted shares that were provided to us to satisfy minimum statutory tax withholding requirements.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly changes in total shareholder return on our common shares with the total return of the S&P Composite — 500 Stock Index and the S&P Specialty Stores Index for the last five years. In each case, we assumed an initial investment of $100 on February 1, 2003. Each subsequent date on the chart represents the last day of the indicated fiscal year. We did not pay any dividends during such five-year period.

(1)	Prior to the share reclassification on November 5, 2003, the return is based on the Class B common shares

Item 6.	Selected Financial Data

The following table presents our selected financial data for each of our five fiscal years ending February 2, 2008. The selected financial data for all fiscal years presented was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. We reclassified certain amounts in the financial statements for our four fiscal years ending February 3, 2007 to conform to the current year presentation.

Fiscal Year-Ended (a)
February 2,	February 3,	January 28,	January 29,	January 31,
2008	2007	2006	2005	2004
(Dollars in millions, except per share data)

Operating Results:
Net sales	$1,878.8	$1,850.6	$1,882.8	$1,812.4	$1,734.1
Total net sales percentage increase (decrease)	1.5%	(1.7)%	3.9%	4.5%	3.1%
Same-store sales percentage increase (decrease) (b)	3.5%	(5.9)%	(0.8)%	3.2%	3.6%
Gross margin	872.4	859.8	859.2	862.1	810.6
Selling, general and administrative expenses	774.8	790.5	774.0	708.5	671.2
Store pre-opening and closing costs	8.4	11.1	23.4	18.5	13.3
Depreciation and amortization	51.8	49.2	42.2	43.0	39.0
Debt repurchase and share reclassification expenses (d)	—	—	—	4.2	5.5
Goodwill impairment	—	—	27.1	—	—

Operating profit (loss)	37.4	9.0	(7.5)	87.9	81.6
Operating profit (loss) as a percent of net sales	2.0%	0.5%	(0.4)%	4.8%	4.7%
Interest expense	12.5	15.6	12.8	13.7	16.5
Income (loss) before cumulative effect of accounting change	15.4	(2.9)	(23.0)	46.2	40.1
Cumulative effect of change in accounting principle, net of tax (c)	—	1.0	—	—	—

Net income (loss)	$15.4	$(1.9)	$(23.0)	$46.2	$40.1
Net income (loss) as a percent of net sales	0.8%	(0.1)%	(1.2)%	2.5%	2.3%
Per Share Data (e):
Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$0.62	$(0.12)	$(1.01)	$2.02	$1.82
Cumulative effect of change in accounting principle	—	0.04	—	—	—

Net income (loss) — diluted	$0.62	$(0.08)	$(1.01)	$2.02	$1.82
Weighted average shares outstanding — diluted (000’s)	24,950	23,519	22,716	22,887	22,003

Financial Position:
Cash and cash equivalents	$25.4	$18.4	$17.9	$79.6	$17.4
Inventories	472.2	453.4	514.7	439.7	404.6
Inventory turnover	2.2	x	2.0	x	2.1	x	2.3	x	2.4	x
Current assets	547.8	543.8	605.8	562.9	467.4
Property, equipment and leasehold improvements, net	297.5	311.8	331.7	238.0	218.4
Total assets	869.4	866.3	946.8	839.3	719.8
Current liabilities	242.4	231.9	240.7	258.8	198.2
Long-term debt	100.0	125.3	203.7	100.0	113.7
Shareholders’ equity	440.0	409.8	399.4	408.9	340.8
Long-term debt to total capitalization	18.5%	23.4%	33.8%	19.7%	25.0%
Long-term debt to total capitalization, net of cash	14.5%	20.7%	31.7%	4.8%	22.0%

Item 6.	Selected Financial Data (Continued)

	Fiscal Year-Ended (a)
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(Dollars in millions, except per share data)

Per Share Data (e):
Book value (f)	$17.97	$17.18	$17.09	$18.10	$15.61
Shares outstanding, net of treasury shares (000’s)	24,485	23,857	23,375	22,585	21,828
Other Financial Information:
Capital expenditures:
Cash	$28.6	$44.6	$118.9	$58.2	$52.2
Cash — landlord reimbursement (g)	9.1	13.5	23.9	8.9	5.4

Total capital expenditures	$37.7	$58.1	$142.8	$67.1	$57.6

Store Count:
Small-format stores	578	615	676	733	801
Large-format stores	196	186	162	118	91

Total	774	801	838	851	892

Store Square Footage (000’s) (h)
Small-format stores	8,477	9,034	9,810	10,608	11,492
Large-format stores	7,455	7,181	6,388	4,845	3,885

Total	15,932	16,215	16,198	15,453	15,377

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2007, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of the Company’s stores, the net sales results from these stores are excluded from the same-store sales calculation until the first day of the first month following the one-year anniversary of its expansion or relocation. Further, in a 53-week year, net sales of the first 52 weeks are compared to the comparable 52 weeks of the prior period.

(c)	Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which replaced SFAS No. 123, using the modified prospective method. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting. The adoption of the new standard resulted in a cumulative after-tax adjustment related to estimated forfeitures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Note 1 — Significant Accounting Policies” and “Note 8 — Stock-Based Compensation” contained in the notes to the consolidated financial statements.

(d)	Debt repurchase and share reclassification expenses include expenses related to the early extinguishment of debt and costs associated with the reclassification of our former Class A and Class B common shares into a single class of common stock that was approved by shareholders on November 4, 2003. See “Note 6 — Financing” contained in the notes to consolidated financial statements.

(e)	Shares outstanding, as well as average basic and diluted shares outstanding used to calculate earnings per share, reflect the impact of the increased shares outstanding as a result of the share reclassification that was approved by shareholders on November 4, 2003. Per share data reflects the impact of this share reclassification.

(f)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(g)	Capital expenditures reimbursed by the landlord represent the cost of assets acquired through the utilization of landlord lease incentives.

(h)	Total store square footage includes selling floor space and inventory storage areas.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. In addition, the financial information presented for years prior to fiscal 2008 has been reclassified for certain amounts to conform to the current year presentation.

Overview

We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.

We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales. We closely monitor our net sales, including net sales from stores open one year or more (“same-store sales”), by our two store formats, small-format stores and large-format stores. Net sales are compared to measure our overall sales growth and same-store sales are compared to measure whether our existing stores continue to grow their sales volume. We also closely monitor per transaction average ticket value and customer transactions, both in total and by store format. These indicators help to measure our effectiveness in attracting customers into our stores and the effectiveness of our product assortment, promotions and service on sales. We also measure our sales per square foot performance in both of our store formats and compare them with our immediate competitors.

•	Gross margins. Our management uses gross margin to evaluate merchandising and operating effectiveness for the Company. Merchandise selection and future decisions are, in part, based on gross margin performance.

•	Selling, general and administrative expense as a rate to sales. We also compare selling, general and administrative expense to those of our competitors.

•	Inventory turnover. We closely monitor our inventory investment, which is our single largest invested asset.

•	Debt to total capitalization. We monitor our debt balances and leverage as a percent of total capitalization. We also monitor current and projected excess availability, as defined under our senior bank credit facility, in order to ensure that adequate flexibility is available to execute our operating plans.

An overview of our fiscal 2008 performance compared with fiscal 2007 (which includes 53 weeks with the exception of same-store sales percentage change, which is based on 52 weeks) performance follows:

•	Net sales increased 1.5 percent to $1.879 billion. Same-store sales increased 3.5 percent versus a 5.9 percent same-store sales decrease for last year. The increase in same-store sales was primarily driven by higher average ticket due to new product assortments, better in-stocks, more effective marketing and the benefit of competitive withdrawals in the sewing business.

•	Our gross margin rate, as a percentage of net sales, was consistent with the prior year. Our gross margins in our retail stores improved due to reduced clearance markdowns and improved effectiveness, but were essentially offset by the addition of sales from Joann.com, our Internet business, of which we now own 100% and which has a lower gross margin rate than our stores.

•	Our inventory turnover improved from 2.0 turns for fiscal 2007 to 2.2 turns for fiscal 2008.

•	Our debt to total capitalization ratio improved 490 basis points from 23.4 percent last year to 18.5 percent for fiscal 2008.

•	Our selling, general and administrative expenses (“SG&A”) as a percentage of net sales, excluding those expenses separately identified in the statement of operations, decreased 150 basis points from 42.7 percent last year to 41.2 percent this year. The decrease is primarily the result of our continued efforts to control expenses, as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama, distribution center, which did not recur in the current year. The additional sales from Joann.com, which has a lower expense structure than the retail stores, contributed to the improved leverage.

•	Store pre-opening and closing costs decreased $2.7 million to $8.4 million in fiscal 2008, due to a lower amount of store activity year-over-year.

•	Net income for the year was $15.4 million, or $0.62 income per diluted share, compared with a net loss of $1.9 million, or $0.08 loss per diluted share in fiscal 2007.

During fiscal year 2008 we opened six large-format stores and closed 32 small-format stores and one large-format store compared with last year when we opened 26 stores and closed 63 stores.

Executive Overview of Fiscal 2008

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total

Net sales	$424.2	$388.5	$480.2	$585.9	$1,878.8
Same-store sales percent change	1.8%	7.0%	2.4%	3.3%	3.5%
Gross margin	$200.6	$177.4	$230.5	$263.9	$872.4
Gross margin percent	47.3%	45.7%	48.0%	45.0%	46.4%
Gross margin basis point change from prior year	70	(170)	60	—	(10)
Selling, general and administrative expenses	$185.5	$188.1	$199.1	$202.1	$774.8
SG&A percent to sales	43.7%	48.4%	41.5%	34.5%	41.2%
SG&A basis point change from prior year	(100)	(310)	(150)	(140)	(150)
Net (loss) income	$(1.7)	$(18.4)	$8.0	$27.5	$15.4
Net (loss) income percent to sales	(0.4)%	(4.7)%	1.7%	4.7%	0.8%
Net (loss) income basis point change from prior year	120	110	170	40	90

In order to deliver balanced and consistent financial improvements over the long term, we outlined a new strategic growth plan for our company at the end of fiscal 2007, which included the following objectives:

•	improve the customer shopping experience in our stores;

•	enhance our marketing and merchandising offers; and

•	refine our store development program.

These objectives were supported by dozens of initiatives and were enabled by the development of our people, enhancement of our information systems, enhanced efficiencies in our supply chain, and improved controls over inventory and selling, general and administrative expenses.

The execution of our strategic growth plan resulted in solid results for fiscal year 2008:

•	We achieved same-store sales growth of 3.5 percent versus a same-store sales decrease of 5.9 percent last year;

•	We gained expense leverage in SG&A as the percentage of net sales decreased 150 basis points from last year; and

•	Earnings per share for the year improved to $0.62 per diluted share, compared with a loss of $0.08 per diluted share in the prior year.

This balanced and consistent improvement was reflected in our fourth quarter results as well.

Fourth quarter same-store sales increased 3.3 percent, representing our fourth consecutive quarter of positive same-store sales. The growth in sales was primarily driven by the fabric and sewing business and by improved in-stocks. Our craft sales were also up slightly compared to last year’s fourth quarter. Those increases were partially offset by a decrease in our seasonal categories.

Overall gross margin was flat for the quarter, due to the consolidation of the Joann.com business, which carries a lower margin than our retail stores. Excluding the effect of Joann.com, gross margin improved 50 basis points in the fourth quarter. The improvement was due to benefits from our global sourcing initiatives and from reduced clearance and promotional markdowns. Our decision to reduce purchases of seasonal merchandise was also timely and helped to avoid a serious impact on gross margin.

We ended the year with more inventory than planned due to the following:

•	the decision to delay the disposition of Christmas seasonal carryover, in order to capture more clearance sales through February; and

•	the receipt of certain spring seasonal import merchandise earlier than originally planned.

All of the Christmas carryover was either sold or donated as of the end of February in fiscal 2009.

In terms of expense management, we continue to make progress in reducing operating costs in a number of areas. Some of our largest savings during the year came from distribution centers, administrative overhead and certain insurance-related costs. While we have captured substantial savings over the past year, expense management continues to be an ongoing process and we expect to continue to identify new opportunities for savings.

Our six new stores and 26 remodels for fiscal year 2008 were all completed by the end of the third quarter. In fiscal year 2009, we expect to open 12 to 15 new stores that average slightly less than 30,000 square feet. We also plan to remodel 25 to 30 stores that average just under 20,000 square feet. As we continue to improve overall business results and deliver more consistent performance from new stores, we plan to accelerate new store openings in future years.

Looking ahead, the economic environment has added a degree of uncertainty for fiscal year 2009. However, we will continue to execute our strategic growth plan and continue to take advantage of competitive withdrawals from the fabric industry. We also expect to be insulated from an economic downturn to a certain extent by the strong demographics of our shoppers and the steady performance of the craft industry during previous recessions. We have planned fiscal year 2009 taking into consideration the current economic environment.

During fiscal 2009, we will continue to execute and refine the operational and merchandising initiatives we introduced in the previous year. We have also added a number of new initiatives for fiscal 2009 such as:

•	implementation of our new point-of-sale and store systems SAP Retail package, including new human resources and workforce management applications;

•	continued integration of our Joann.com Internet business, to achieve stronger synergy with our retail stores; and

•	remerchandising dozens of small-format stores, over and above those we have scheduled for remodels.

Recent Developments and Business Update

During the fourth quarter of fiscal 2008 we completed the purchase of the 62 percent of IdeaForest.com, Inc. (the operator of the Joann.com website) that we previously did not own for $23.6 million. Our current priority is to integrate this acquisition into the Company from an operational and a brand image perspective. We expect this transaction to be accretive to earnings for fiscal year 2009. In conjunction with the acquisition, we launched a site redesign of Joann.com. The improved website is more visually compelling, easier to navigate, includes features such as a community area to share ideas, as well as a place to review and rate products. This transaction provides us with the opportunity to integrate the online shopping experience with our stores to help improve the customer experience.

Results of Operations

The following table sets forth our financial information through operating profit (loss), expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year-Ended
	Feb 2, 2008	Feb 3, 2007	Jan 28, 2006

Net sales	100.0%	100.0%	100.0%
Gross margin	46.4%	46.5%	45.6%
Selling, general and administrative expenses	41.2%	42.7%	41.1%
Store pre-opening and closing costs	0.4%	0.6%	1.2%
Depreciation and amortization	2.8%	2.7%	2.3%
Goodwill impairment	—	—	1.4%

Operating profit (loss)	2.0%	0.5%	(0.4)%

Comparison of the 52 Weeks Ended February 2, 2008 and the 53 Weeks Ended February 3, 2007

Net sales.  Net sales for fiscal 2008 increased 1.5 percent to $1.879 billion from $1.851 billion in the prior year. Same-store sales increased 3.5 percent compared with a same-store sales decrease of 5.9 percent for fiscal 2007. Our total store count at the end of the year was down 27 stores; however, the number of large-format stores in operation increased to 196 from 186 in fiscal 2007. The increase in the number of large-format stores during fiscal 2008 is the net result of six new stores and five small-format stores that were reclassified as large-format stores due to remodeling efforts during fiscal 2008, less the closing of one large-format store. Total store square footage decreased from 16.2 million square feet at the end of fiscal 2007 to 15.9 million square feet at the end of fiscal 2008.

Large-format stores net sales for fiscal 2008 increased 6.6 percent to $954.5 million from $895.5 million last year. Same-store sales for large-format stores increased 3.9 percent for fiscal 2008, versus a same-store sales decrease of 8.0 percent for the same period last year. The large-format store improvement was due to changes in our marketing program, improved store in-stocks and overall store conditions, which drove an increase in customer transactions and an increase in average ticket. Large-format stores accounted for approximately 51 percent of total net sales during fiscal 2008 compared with approximately 48 percent of total net sales for fiscal 2007.

Small-format stores net sales for fiscal 2008 decreased 4.5 percent to $912.4 million from $955.1 million in the prior year. Our same-store sales performance for small-format stores increased 3.0 percent for fiscal 2008 versus a same-store sales decrease of 4.1 percent for the same period last year. The increase in same-store sales for small-format stores was primarily due to increases in average ticket. Small-format stores accounted for approximately 49 percent of total net sales during fiscal 2008 as compared to 52 percent for the same period in the prior year.

On a category basis, our sewing businesses represented 50 percent of our fiscal 2008 sales volume, and increased approximately 5.6 percent on a same-store sales basis. The increase in our sewing businesses was driven by consistent growth throughout our fabric and sewing accessory categories.

On a category basis, our non-sewing businesses represented 50 percent of our fiscal 2008 sales volume and increased slightly on a same-store basis. We experienced positive sales results in our craft and party categories, which were mostly offset by lower sales of Christmas and floral seasonal merchandise.

Gross margin.  Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin and include them within SG&A. As a percent of net sales, gross margin decreased slightly to 46.4 percent for fiscal 2008 from 46.5 percent in the prior year. Our gross margins in our retail stores improved due to reduced clearance markdowns and improved effectiveness, but were essentially offset by the addition of sales from Joann.com, our newly consolidated Internet business, which had a lower gross margin rate than our stores.

Selling, general and administrative expenses.  SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $774.8 million for fiscal 2008 versus $790.5 million in the prior year. Included in the prior year SG&A expenses was $4.4 million of separation costs related to our former chief executive officer and $3.5 million related to the recruitment and relocation of executive officers, as well as severance related to the elimination of positions at our store support center. As a percentage of net sales, SG&A expenses decreased to 41.2 percent in fiscal 2008 versus 42.7 percent in the prior year. The decrease as a percentage of net sales is primarily the result of our continued efforts to control expenses, as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama, distribution center, which did not recur in the current year. The additional sales from Joann.com, which has a lower expense structure than the retail stores, contributed to the improved leverage.

Stock-based compensation expense was $8.3 million for fiscal 2008, compared with $6.9 million in the prior year.

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

Store pre-opening and closing costs decreased $2.7 million to $8.4 million in fiscal 2008, due to a decreased level of store activity. Pre-opening costs decreased $1.9 million during fiscal 2008 to $3.1 million from $5.0 million in fiscal 2007. During fiscal 2008, we opened six large-format stores, and we closed 32 small-format stores and one large-format store. Store closing costs decreased $0.8 million during fiscal 2008, to $5.3 million compared with $6.1 million in the prior year.

Depreciation and amortization.  Depreciation and amortization expense increased $2.6 million to $51.8 million in fiscal 2008 from $49.2 million in fiscal 2007. The increase is due to incremental depreciation associated with new stores.

Operating profit.  Operating profit was $37.4 million in fiscal 2008, compared with $9.0 million for fiscal 2007.

Operating profit for large-format stores was $63.0 million in fiscal 2008 versus $51.1 million in the prior year. Operating profit for small-format stores was $100.6 million in fiscal 2008 versus $95.5 million in fiscal 2007. Operating loss for our other segment was $126.2 million in fiscal 2008 versus $137.6 million in fiscal 2007. The improvement in large-format store operating profit was primarily driven by increased traffic as well as higher average ticket. The improvement in operating profit of the small-format stores was driven by the capture of volume from competitor store closures and category changes. The other segment includes unallocated corporate overhead in addition to the operating results on our Internet business. The improvement in operating loss of our other segment is primarily due to the result of our continued efforts to control expenses, as well as the impact of additional logistics costs incurred in the first quarter last year related to the opening of the Opelika, Alabama, distribution center, which did not recur in the current year.

Interest expense.  Interest expense for fiscal 2008 decreased $3.1 million to $12.5 million from $15.6 million in fiscal 2007. The decrease is attributable to lower average debt levels. Our average debt levels were $145 million in fiscal 2008 versus $199 million in the prior year.

Income taxes.  Our effective income tax rate for fiscal 2008 decreased to 38.1 percent from 56.1 percent in the prior year. The reduction in the effective tax rate is based primarily on the fact that we were in a book loss position in the prior year. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2008. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 resulted in a cumulative effect adjustment to reduce beginning retained earnings equal to $1.6 million, which was comprised of $1.1 million in taxes and $0.5 million in interest. Our unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations.

Comparison of Fiscal 2007 to Fiscal 2006

Net sales.  Net sales for fiscal 2007 decreased 1.7 percent to $1.851 billion from $1.883 billion in the prior year. Same-store sales decreased 5.9 percent compared with a same-store sales decrease of 0.8 percent for fiscal 2006. Our total store count at the end of the year was down 37 stores; however, the number of large-format stores in operation increased to 186 from 162 in fiscal 2006. The increase in the number of large-format stores during fiscal 2007 is the net result of 26 new stores less the closing of two large- format stores. Total store square footage increased slightly to 16.2 million square feet at the end of fiscal 2007. Large-format stores accounted for approximately 48 percent of total net sales during fiscal 2007 compared with approximately 43 percent of total net sales for fiscal 2006.

Large-format stores net sales for fiscal 2007 increased 10.8 percent to $895.5 million from $808.0 million for fiscal 2006. Same-store sales for large-format stores decreased 8.0 percent for fiscal 2007, versus a same-store sales decrease of .05 percent in fiscal 2006. Large-format stores accounted for approximately 48 percent of total net sales for fiscal 2007 as compared to 43 percent for the same period in the prior year.

Small-format stores net sales for fiscal 2007 decreased 11.1 percent to $955.1 million from $1,074.8 million in the prior year. Our same-store sales performance for small-format stores decreased 4.1 percent for fiscal 2007 versus a same-store sales decrease of 0.9 percent in the same period in the prior year. Small-format stores accounted for approximately 52 percent of total net sales for fiscal 2007 as compared to 57 percent for the same period in the prior year.

On a category basis, our non-sewing businesses represented 50 percent of our fiscal 2007 sales volume and decreased approximately 5.3 percent compared to the prior year on a same-store sales basis. The primary drivers of the decrease were continued softness in yarn, the planned reduction in our holiday inventory and negative results in home accents and candles due to space reductions as part of the merchandise assortment project completed in fiscal 2006. This decrease was partially offset by increases in paper crafting, jewelry and kids’ crafts during fiscal 2007 versus fiscal 2006.

Our sewing businesses represented 50 percent of our fiscal 2007 sales volume and decreased approximately 6.6 percent compared to the prior year on a same-store sales basis. The primary cause of the decrease was continued softness in fleece and home decorating fabric.

Gross margin.  Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude a portion of them from gross margin and include them within SG&A. As a percent of net sales, gross margin was 46.5 percent for fiscal 2007 compared with 45.6 percent in the prior year, an overall increase of 90 basis points. The increase was due to a less promotional pricing strategy, due in part to better sell-through on our seasonal goods and reduced sales of clearance inventory primarily in the second half of the year.

Selling, general and administrative expenses.  SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $790.5 million for fiscal 2007 versus $774.0 million in the prior year. As a percentage of net sales, SG&A expenses increased to 42.7 percent in fiscal 2007 versus 41.1 percent in the prior year. The increase as a percentage of net sales was due to a decrease in same-store sales, increases in logistics costs related to the opening of a new distribution center, and increases in fixed store expenses, primarily caused by costs related to the new large-format stores and the larger year-over-year large-format store base. In fiscal 2007 we incurred $4.4 million of separation costs related to our former chief executive officer and $3.5 million related to the recruitment and relocation of executive officers, as well as severance related to our elimination of positions at our store support center.

Stock-based compensation expense was $6.9 million for fiscal 2007, compared with $2.8 million in the prior year. The reduced expense in fiscal 2006 was attributable to a reduced expectation regarding the level of performance-based shares that would be earned under the restricted stock program due to a decline in business conditions at that time. This resulted in the reversal of performance-based expense that had been previously recorded. In addition, stock-based compensation was credited in fiscal 2006 for expense that had been recognized related to unvested stock awards for executives who left our Company.

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

Store pre-opening and closing costs decreased $12.3 million to $11.1 million in fiscal 2007, due to fewer store openings compared with the prior year. Pre-opening costs decreased $8.0 million during fiscal 2007 to $5.0 million from $13.0 million in fiscal 2006. Store closing costs decreased $4.3 million during fiscal 2007, to $6.1 million compared with $10.4 million in the prior year, although the year-over-year closings increased to 63 from 57. During fiscal 2007, we opened 26 large-format stores and closed 61 small-format and two large-format stores.

Depreciation and amortization.  Depreciation and amortization expense increased $7.0 million to $49.2 million in fiscal 2007 from $42.2 million in fiscal 2006. The increase was due to the new large-format store growth, as well as the opening of our new distribution center, which started to depreciate during the first quarter of fiscal 2007.

Operating profit (loss).  Operating profit was $9.0 million in fiscal 2007, compared with an operating loss of $7.5 million for fiscal 2006. Operating profit for large-format stores was $51.1 million in fiscal 2007 versus $38.7 million for fiscal 2006. Operating profit for small-format stores was $95.5 million in fiscal 2007 versus $107.4 million for fiscal 2006. Operating loss for our other segment was $137.6 million in fiscal 2007 versus $153.6 million for fiscal 2006. The improvement in large-format store operating profit was primarily driven by the increase in the number of large-format stores year-over-year. The decrease in small-format store operating profit was primarily driven by a decrease in the number of small-format stores year-over-year. In fiscal 2007 and 2006, the other segment included unallocated corporate overhead. The improvement in operating loss of our other segment is primarily due to the goodwill write off of $27.1 million that occurred in fiscal 2006 but did not recur in fiscal 2007.

Interest expense.  Interest expense for fiscal 2007 increased $2.8 million to $15.6 million from $12.8 million in fiscal 2006. The increase was attributable to higher average debt levels as well as higher average borrowing costs. Our average debt levels were $199 million in fiscal 2007 versus $183 million in fiscal 2006 while our average borrowing costs were 7.1 percent in fiscal 2007 versus 6.7 percent in fiscal 2006.

Income taxes.  Our effective income tax rate for fiscal 2007 increased to 56.1 percent from 39.7 percent, before goodwill impairment, in fiscal 2006. The effective tax rate differed from the statutory rate primarily due to the impact of our book loss position, charitable contributions of retail inventory, state and local income taxes and federal income tax credits.

Cumulative effect of change in accounting principle.  Effective January 29, 2006, we adopted SFAS No. 123R, which, among other things, changes the method of accounting for forfeited share-based awards. Under the new standard, forfeitures are required to be estimated at the time of the award grant, rather than accounting for them as they occur. Prior to fiscal 2007, we had been expensing share-based awards without estimating forfeitures, and reduced the expense recognized as forfeitures actually occurred. Accordingly, as of the adoption date, we were required to reduce our previously recognized expense based on estimated forfeitures of existing awards, which had not yet vested. The amount of this reduction was presented on the statement of operations as a cumulative effect of change in accounting principle, net of tax. The cumulative adjustment increased fiscal 2007 net earnings by $1.0 million, or $0.04 per diluted common share.

Store Closing Charges

As discussed in Note 1 — Significant Accounting Policies, we account for the costs of store closings in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We account for asset impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review the productivity of our store base on an ongoing basis and actively manage our real estate to preserve maximum flexibility in lease terms. As of the end of fiscal 2008, we had 16 stores that were open for one year or more where the store contribution was not cash flow positive. In addition, as of the end of fiscal 2008, we were paying rent on one closed store location where we had not yet obtained a sublease tenant or executed a lease termination.

Expenses recorded relating to store closings were $5.3 million, $6.1 million and $10.4 million in fiscal 2008, 2007 and 2006, respectively. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

The store closing reserve was $0.7 million and $0.8 million as of February 2, 2008 and February 3, 2007, respectively. The reserve is comprised of charges related to non-cancelable lease obligations and other costs.

Stock-Based Compensation

During fiscal 2008 we returned to a “pay-for-performance” approach to compensation, whereas during fiscal 2007 we focused on recruitment and retention of key management employees. The issuance of performance shares was based on the achievement of specific measurable performance criteria. In fiscal 2008, we granted 5,633 performance shares to operating officers and above, 172,435 time-based restricted shares and 660,173 non-qualified stock options to team members at the manager level and above. However, we did not grant any time-based restricted shares to our executive officers with the exception of 31,847 shares granted to a new executive officer in connection with his commencement of employment and which are included in the 172,435 shares mentioned above.

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

The following table provides cash flow related information for the three fiscal years ended February 2, 2008.

	2008	2007	2006

Net cash provided by (used for) operating activities	$73.6	$105.8	$(31.5)
Net cash used for investing activities	(49.4)	(33.4)	(142.8)
Net cash (used for) provided by financing activities	(17.2)	(71.9)	112.6

Net increase (decrease) in cash and cash equivalents	$7.0	$0.5	$(61.7)

Ending cash and cash equivalents	$25.4	$18.4	$17.9

Net Cash Provided By (Used For) Operating Activities

Net cash provided by operating activities was $73.6 million in fiscal 2008, compared with $105.8 million in fiscal 2007, a decrease of $32.2 million. The decrease was primarily attributable to the increase in inventories, net of accounts payable support, in fiscal 2008 as compared with the decrease in inventories, net of accounts payable support in fiscal 2007.

Inventories increased by $18.8 million, in fiscal 2008, compared with a decrease of $61.3 million in fiscal 2007. The increase in inventory is primarily due to a higher investment in basic categories to support our initiative to improve in-stocks and the timing of spring merchandise receipts. Inventory turns for fiscal 2008 were approximately 2.2, compared with 2.0 in fiscal 2007 and 2.1 in fiscal 2006. On a same-store basis, inventory levels in our small-format stores increased approximately four percent while large-format stores decreased approximately one percent.

Total operating assets and liabilities in fiscal 2008 decreased by $5.1 million, which is net of landlord lease incentives of $9.1 million. We negotiate landlord lease incentives as we build certain new large-format store locations. See the discussion under “Capital Expenditures” below.

Net cash provided for operating activities was $105.8 million in fiscal 2007, compared with net cash used for operating activities of $31.5 million in fiscal 2006, an increase of $137.3 million. The increase was generated by changes in operating assets and liabilities, which in fiscal 2007 represented a $49.1 million source of cash versus a $67.3 million use in cash in fiscal 2006.

During fiscal 2008, we received federal income tax refunds in the combined amount of $9.5 million due primarily to net operating loss carrybacks applied to prior years.

During fiscal 2007, the Internal Revenue Service concluded its examination of our returns for the fiscal 2003 through fiscal 2005 tax years. On December 18, 2006, we remitted requested payments to the IRS which totaled $14.6 million including interest of $2.3 million and no penalties.

Net Cash Used For Investing Activities

Net cash used for investing activities totaled $49.4 million in fiscal 2008, which was comprised of capital expenditures of $37.7 million and the initial cash purchase price of the acquisition of the remaining equity of Joann.com of $11.7 million (net of cash acquired). Net cash used for investing activities totaled $33.4 million in fiscal 2007, which was comprised of capital expenditures of $58.1 million, partially offset by proceeds of $24.7 million from the sale-leaseback of our distribution center in Visalia, California. Capital expenditures are discussed further under the caption “Capital Expenditures.” Cash used for investing activities in fiscal 2006 consisted entirely of capital expenditures.

Capital Expenditures

Capital expenditures estimated for fiscal 2009 and for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by our landlords. Capital expenditures primarily relate to the operation of the stores, including new store openings, distribution center construction and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2009
	Outlook	2008	2007	2006

Cash	$50-$55	$28.6	$44.6	$118.9
Cash — landlord-reimbursed	11.0	9.1	13.5	23.9

Total	$61-$66	$37.7	$58.1	$142.8

Capital expenditures for fiscal 2008 totaled $37.7 million. Store-related expenditures, including our large-format store openings, accounted for approximately 70 percent, or $26.4 million, of total capital spending in fiscal 2008. Expenditures related to technology accounted for approximately 23 percent, or $8.7 million, of total capital spending in fiscal 2008. During fiscal 2008, we opened six large-format stores and remodeled 26 stores.

Capital expenditures for fiscal 2007 totaled $58.1 million. Store-related expenditures, including those for our large-format store openings, accounted for approximately 74 percent of total capital spending in fiscal 2007. Expenditures related to the construction of our distribution center in Opelika, Alabama, which opened in April 2006, accounted for approximately six percent, or $4 million, of total capital spending in fiscal 2007. The total capital cost of this project was $48 million. During fiscal 2007, we opened 26 large-format stores.

Capital expenditures for fiscal 2006 totaled $142.8 million. Store related expenditures, including our large-format store openings, accounted for approximately 65 percent of total capital spending in fiscal 2006. Capital expenditures related to the construction of our distribution center in Opelika, Alabama accounted for approximately 30 percent of total capital spending in fiscal 2006. Capital spending on this project was $44 million for fiscal 2006.

We anticipate that capital expenditures in fiscal 2009 will be approximately $61 to $66 million or $50 to $55 million, net of landlord lease incentives received. We plan to open approximately 12 to 15 new stores. We also plan to remodel approximately 25 to 30 stores. Included in our capital spending plan is approximately $18 to $20 million allocated for information technology spending primarily as it relates to implementing the new SAP modules.

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

The lease has an initial term of 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless we provide notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease will be payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments will total $1.8 million. Thereafter, the annual rent payments will increase by 6 percent for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease will be approximately $38.8 million.

Net Cash (Used For) Provided By Financing Activities

Net cash used for financing activities was $17.2 million in fiscal 2008 compared with net cash used for financing activities of $71.9 million in fiscal 2007. Long-term debt at the end of fiscal 2008 was $100.0 million and consisted entirely of our 7.5 percent senior subordinated notes (the “Notes”). No borrowings were outstanding on our senior bank credit facility (the “Credit Facility”). Debt levels decreased $25.3 million during fiscal 2008, compared with a net decrease of $78.4 million in the prior year. The decrease is due primarily to improved operating results, offset by increases in inventory and net capital investments, including the acquisition of the remaining equity of IdeaForest.com.

Net cash used for financing activities was $71.9 million in fiscal 2007 compared with net cash provided by financing activities of $112.6 million during fiscal 2006. Long-term debt at the end of fiscal 2007 was $125.3 million and consisted of $25.3 million on our senior bank credit facility and our $100.0 million 7.5 percent senior subordinated notes. Debt levels decreased $78.4 million during fiscal 2007, compared with a net increase of $103.7 million in the prior year. The decrease was primarily due to lower inventory levels and other working capital improvements. In addition, we used the proceeds from the sale-leaseback transaction, noted above, to pay down borrowings on our Credit Facility.

In November 2007, we amended our Credit Facility to allow for the acquisition of the remaining equity of IdeaForest.com. In February 2006, we amended our Credit Facility primarily to increase the commitment from $350 million to $425 million. The February 2006 amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant. See “Sources of Liquidity” below for further discussion of the Credit Facility.

As of February 2, 2008, we had the ability to borrow up to an additional $231 million under our Credit Facility.

Common Share Repurchases

During fiscal 2008, we purchased 59,987 of our common shares at an aggregate price of $1.4 million, which represented shares repurchased from employees to satisfy minimum statutory tax withholding requirements in connection with the vesting of restricted shares. As of February 2, 2008, we were authorized to purchase up to an additional 1.1 million common shares under previous authorizations from our Board of Directors.

Sources of Liquidity

We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and our Credit Facility.

We believe that our Credit Facility, coupled with cash on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2008, our long-term unsecured debt was rated “Caa2” by Moody’s Investor Services and “CCC” by Standard & Poor’s. Moody’s rates our outlook as stable while Standard & Poor’s rates our outlook as positive. In March 2007, Moody’s confirmed the “Caa2” rating and changed their outlook from negative to stable. In June 2007, Standard & Poor’s confirmed our “CCC” rating and changed their outlook from negative to stable. In October 2007, Standard and Poor’s again confirmed our “CCC” rating and changed their outlook from stable to positive. The change in outlook by Moody’s and Standard and Poor’s reflects their view that operating results have improved and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.

Our current debt obligations as of the end of fiscal 2008 represent $100.0 million outstanding under our 7.5 percent Notes. No borrowings were outstanding under our Credit Facility.

Senior Bank Credit Facility.  Our Credit Facility is a $425 million revolver led by Bank of America Retail Finance, Inc., that expires on April 30, 2009, which the Company expects to renew prior to its expiration. In November 2007, we amended our Credit Facility to allow for the acquisition of the remaining equity of

IdeaForest.com. In February 2006, we amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The February 2006 amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

The Credit Facility is secured by a first priority perfected security interest in our inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or London Interbank Offered Rate (“LIBOR”) plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the Credit Facility) that is maintained. At February 2, 2008, interest on our borrowings under the Credit Facility was at the bank’s base rate. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $1.8 million, related to the unamortized portion of the deferred financing costs of the original financing, as well as the amendment fees, are being amortized over the term of the Credit Facility.

As of February 2, 2008, we had no borrowings outstanding under the Credit Facility and $44.3 million in letters of credit outstanding.

Our weighted average interest rate and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 6.9 percent and $45.3 million during fiscal 2008 and 6.7 percent and $99.2 million during fiscal 2007.

The Credit Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, we are required to comply with a minimum consolidated net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of February 2, 2008, excess availability was $231.3 million, and at our peak borrowing level during fiscal 2008, the excess availability was $175.0 million. The Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. During fiscal 2008 we were in compliance with all covenants under the Credit Facility.

Senior Subordinated Notes.  On February 26, 2004, we issued $100 million 7.5 percent Notes due 2012. Interest on the Notes is payable on March 1 and September 1 of each year. Deferred financing costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the Notes utilizing the effective interest method. We have the option of redeeming the Notes at any time after March 1, 2008, in accordance with certain call provisions of the related indenture. The Notes represent unsecured obligations that are subordinated to the Credit Facility and are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries.

The Note indenture contains covenants that, among other things, restrict our ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness, and require an offer to repurchase the Notes in the event of a change in control. The indenture defines various events of default, including cross-default provisions and defaults for any material judgments. At February 2, 2008, we were in compliance with all covenants under the indenture.

Failure to comply with these restrictions and covenants could result in defaults under our Credit Facility and/or the Note indenture. Any default, if not waived, could result in our debt becoming immediately due and payable.

Off-Balance Sheet Transactions

Our liquidity is not dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment. In October 2006, we completed a sale-leaseback transaction of our distribution center located in Visalia, California. For more information regarding that transaction, see “Note 11 — Leases” contained in the notes to consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of February 2, 2008:

	Payments Due by Period (1)
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7.5 percent senior subordinated notes	$100.0	$—	$—	$100.0	$—
7.5 percent senior subordinated notes accrued interest(1)	33.8	7.5	22.5	3.8	—
Letters of credit(2)	44.3	44.3	—	—	—
Purchase commitments(3)	18.3	5.6	12.7	—	—
Operating leases	859.9	148.0	261.0	192.4	258.5
FIN 48 — Uncertain tax positions(4)	10.7	—	1.9	8.8	—
Promissory notes(5)	8.6	3.1	5.5	—	—

Total Contractual Cash Obligations	$1,075.6	$208.5	$303.6	$305.0	$258.5

(1)	Interest is included as a contractual obligation on the 7.5 percent Notes only. The calculation of interest on the Credit Facility is dependent on the average borrowings during the year and a variable interest rate. See “Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Credit Facility.

(2)	Includes commercial letters of credit of $22.1 million and $22.2 million of standby letters of credit.

(3)	Purchase commitments include legally binding contracts such as firm commitments for significant inventory purchases. Purchase orders that are not binding agreements are excluded from the table.

(4)	The Company adopted FIN 48 at the beginning of fiscal year 2008.

(5)	Represents delayed payments in relation to the Joann.com acquisition.

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

Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2008				Fiscal 2007
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$424.2	$388.5	$480.2	$585.9	$424.7	$363.2	$461.9	$600.8
Same-store sales percentage change	1.8%	7.0%	2.4%	3.3%	(3.9)%	(8.4)%	(5.4)%	(6.0)%
Gross margin	$200.6	$177.4	$230.5	$263.9	$198.0	$172.3	$219.1	$270.4
Gross margin percent to sales	47.3%	45.7%	48.0%	45.0%	46.6%	47.4%	47.4%	45.0%
Operating profit (loss)	$0.1	$(26.2)	$16.7	$46.8	$(8.8)	$(29.5)	$5.0	$42.3
Operating profit (loss) percent to sales	0.0%	(6.7)%	3.5%	8.0%	(2.1)%	(8.1)%	1.1%	7.0%
Net (loss) income	$(1.7)	$(18.4)	$8.0	$27.5	$(6.6)	$(21.2)	$0.1	$25.8
Inventories	434.9	507.9	570.9	472.2	463.0	511.3	535.8	453.4
Long-term debt	117.8	159.0	202.0	100.0	190.0	225.0	200.3	125.3

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

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Inventory valuation methods require certain management estimates and judgments. These include estimates of shrink, as well as estimates of net realizable value on product designated for clearance, which affects the ending inventory valuation at cost, as well as the gross margins reported for the year.

Our accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken during the first three quarters of each fiscal year, and the shrink accrual recorded at February 2, 2008 is based on shrink results of these prior physical inventories. All of our store locations that have been open one year or more are physically inventoried once a year. We will continue to monitor and adjust our shrink rate estimates based on the results of store physical inventories and shrink trends.

We estimate our reserve for clearance product based on a number of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are beyond our control, including changes in economic conditions and consumer buying trends.

Revenue Recognition

Retail sales, net of estimated returns, and excluding sales taxes, are recorded at the point of sale when payment is made and customers take possession of the merchandise in the stores, at the point of shipment of merchandise ordered through the Internet, or in the case of custom orders, when the product is delivered to the customer and any remaining balance due from the customer is collected. Deposits received for custom orders are deferred as a liability until the related product is delivered to the customer. Shipping and handling fees charged to customers are also recorded as retail sales with related costs recorded as cost of goods sold. Sales taxes are not included in retail sales because we act as a conduit for collecting and remitting sales taxes to the appropriate governmental authorities.

We allow for merchandise to be returned under most circumstances. Our current policy allows for our customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt and the return is within 90 days of purchase.

Vendor Allowances

We receive vendor support in the form of cash payments or allowances through a variety of programs, including co-operative advertising, volume discounts, vendor compliance and defective merchandise. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. In accordance with Emerging Issues Task Force 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. Payments that are a reimbursement of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense.

Gift Cards and Gift Card Breakage

Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. This gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. Beginning in fiscal 2006, we began to recognize gift card breakage as a component of net sales in the consolidated statement of operations and in the fourth quarter of fiscal 2006, we recognized $3.2 million of pre-tax income. In fiscal 2008 and 2007, we recognized $1.1 million and $0.8 million, respectively, of pre-tax income related to gift card breakage.

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

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, except for goodwill and indefinite lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and record any required impairment charge. During the fourth quarters of fiscal 2008, fiscal 2007 and fiscal 2006, we performed impairment tests as required by SFAS No. 144. As a result of the evaluation, we recorded impairments of $0.6 million, $4.1 million and $3.0 million, respectively, on assets of certain stores still in operation.

During the fourth quarter of fiscal 2006, we conducted the annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of the evaluation, we determined that the carrying amount of our goodwill totaling $27.1 million exceeded its implied fair value and that a full impairment of goodwill existed.

Capitalized Software Costs

Costs associated with the acquisition or development of software for internal use are capitalized in Property, Equipment and Leasehold Improvements in our Consolidated Balance Sheets and are amortized over the expected useful life of the software, generally between three and five years. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period incurred.

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

Accrued Expenses

We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The ultimate cost of our workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Certain of our workers’ compensation and general liability accruals are recorded at an estimate of their net present value; other liabilities are not discounted. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for us in fiscal 2009. The provisions of SFAS 157 were applied prospectively effective February 3, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, typically is irrevocable once elected. SFAS 159 is effective for us in fiscal 2009. In accordance with provisions within SFAS 159, adoption was elective. As such, we elected not to adopt SFAS 159.

Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company in fiscal 2010 with early application prohibited. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 160 beginning in the first quarter of fiscal 2010 and do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,”

“should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” as well as general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or widespread severe weather, our ability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are indirectly exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our Credit Facility.

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately one-third of our purchases internationally in fiscal 2008. Our international purchases are concentrated in China and other Asian countries.

In the normal course of business we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we set in place in fiscal 2005, which consists of the fixed rate $100 million Notes and our variable rate Credit Facility, which is designed to be a working capital facility. We estimate that a one-percent increase or decrease in interest rates, based on fiscal 2008 average debt levels, would cause an increase or decrease to interest expense of $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Jo-Ann Stores, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective February 4, 2007. As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jo-Ann Stores, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 5, 2008

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	February 2,	February 3,
	2008	2007
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$25.4	$18.4
Inventories	472.2	453.4
Deferred income taxes	26.4	41.6
Prepaid expenses and other current assets	23.8	30.4

Total current assets	547.8	543.8
Property, equipment and leasehold improvements, net	297.5	311.8
Goodwill, net	11.8	—
Other assets	12.3	10.7

Total assets	$869.4	$866.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$145.3	$147.5
Accrued expenses	97.1	84.4

Total current liabilities	242.4	231.9
Long-term debt	100.0	125.3
Long-term deferred income taxes	—	14.2
Lease obligations and other long-term liabilities	87.0	85.1
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 28,072,032 and 27,400,347, respectively	1.4	1.4
Additional paid-in capital	194.6	176.9
Retained earnings	288.5	274.7

	484.5	453.0
Treasury stock, at cost, 3,586,872 shares and 3,542,885 shares, respectively	(44.5)	(43.2)

Total shareholders’ equity	440.0	409.8

Total liabilities and shareholders’ equity	$869.4	$866.3

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations

	Fiscal Year-Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in millions,
	except earnings per share data)

Net sales	$1,878.8	$1,850.6	$1,882.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,006.4	990.8	1,023.6

Gross margin	872.4	859.8	859.2
Selling, general and administrative expenses	774.8	790.5	774.0
Store pre-opening and closing costs	8.4	11.1	23.4
Depreciation and amortization	51.8	49.2	42.2
Goodwill impairment	—	—	27.1

Operating profit (loss)	37.4	9.0	(7.5)
Interest expense, net	12.5	15.6	12.8

Income (loss) before income taxes	24.9	(6.6)	(20.3)
Income tax provision (benefit)	9.5	(3.7)	2.7

Income (loss) before cumulative effect of accounting change	15.4	(2.9)	(23.0)
Cumulative effect of change in accounting principle, net of tax	—	1.0	—

Net income (loss)	$15.4	$(1.9)	$(23.0)

Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$0.63	$(0.12)	$(1.01)
Cumulative effect of change in accounting principle	—	0.04	—

Net income (loss)	$0.63	$(0.08)	$(1.01)

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$0.62	$(0.12)	$(1.01)
Cumulative effect of change in accounting principle		0.04	—

Net income (loss)	$0.62	$(0.08)	$(1.01)

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year-Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(Dollars in millions)

Net cash flows from operating activities:
Net income (loss)	$15.4	$(1.9)	$(23.0)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	51.8	49.2	42.2
Deferred income taxes	0.7	(3.0)	(21.1)
Stock-based compensation expense	8.3	6.9	2.8
Cumulative effect of change in accounting principle	—	(1.0)	—
Amortization of deferred financing costs	0.9	0.9	0.9
Loss on disposal and impairment of fixed assets	1.6	5.6	6.9
Goodwill impairment	—	—	27.1
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(18.8)	61.3	(75.0)
Decrease (increase) in prepaid expenses and other current assets	6.6	4.8	(12.9)
(Decrease) increase in accounts payable	(2.2)	0.9	(20.6)
Increase (decrease) in accrued expenses	8.2	(10.3)	2.5
(Decrease) increase in lease obligations, net	(2.6)	3.6	34.8
Increase in other long-term liabilities	4.5	0.2	1.0
Other, net	(0.8)	(11.4)	2.9

Net cash provided by (used for) operating activities	73.6	105.8	(31.5)
Net cash used for investing activities:
Capital Expenditures	(37.7)	(58.1)	(142.8)
Net proceeds from sale-leaseback transaction	—	24.7	—
Payment for Acquisition, net of cash acquired	(11.7)	—	—

Net cash used for investing activities	(49.4)	(33.4)	(142.8)
Net cash flows (used for) provided by financing activities:
Net change in revolving credit facility	(25.3)	(78.4)	103.7
Proceeds from stock-based compensation plans	7.8	5.2	7.9
Other, net	0.3	1.3	1.0

Net cash (used for) provided by financing activities	(17.2)	(71.9)	112.6

Net increase (decrease) in cash and cash equivalents	7.0	0.5	(61.7)
Cash and cash equivalents at beginning of year	18.4	17.9	79.6

Cash and cash equivalents at end of year	$25.4	$18.4	$17.9

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12.5	$15.2	$12.8
Income taxes, net of refunds	(7.2)	20.1	26.9

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Shareholders’ Equity

			Common
	Net		Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)				(Dollars in millions)
Balance, January 29, 2005	22,585	3,737	$1.3	$151.8	$(43.8)	$299.6	$408.9
Net loss	—	—	—	—	—	(23.0)	(23.0)

Total comprehensive loss							(23.0)
Exercise of stock options	630	—	0.1	5.4	—	—	5.5
Tax benefit on equity compensation	—	—	—	1.8	—	—	1.8
Stock-based compensation	(35)	—	—	2.8	—	—	2.8
Purchase of common stock	(27)	27	—	—	(0.7)	—	(0.7)
Issuance of treasury shares	89	(89)	—	1.2	0.5	—	1.7
Issuance of common stock — Associate Stock Ownership Plan	133	—	—	2.4	—	—	2.4

Balance, January 28, 2006	23,375	3,675	1.4	165.4	(44.0)	276.6	399.4
Net loss	—	—	—	—	—	(1.9)	(1.9)

Total comprehensive loss							(1.9)
Exercise of stock options	223	(29)	—	2.8	0.2	—	3.0
Tax benefit on equity compensation	—	—	—	0.3	—	—	0.3
Stock-based compensation	(42)	—	—	6.9	—	—	6.9
Purchase of common stock	(8)	8	—	—	(0.1)	—	(0.1)
Issuance of treasury shares	111	(111)	—	0.9	0.7	—	1.6
Issuance of common stock — Associate Stock Ownership Plan	198	—	—	2.2	—	—	2.2
Cumulative effect of change in accounting principle — SFAS 123R (note 1)	—	—	—	(1.6)	—	—	(1.6)

Balance February 3, 2007	23,857	3,543	1.4	176.9	(43.2)	274.7	409.8
Change in accounting principle - FIN 48 (note 5)	—	—	—	—	—	(1.6)	(1.6)

Adjusted balance at February 3, 2007	23,857	3,543	1.4	176.9	(43.2)	273.1	408.2
Net income	—	—	—	—	—	15.4	15.4

Total comprehensive income							15.4
Exercise of stock options	350	(16)	—	5.6	0.1	—	5.7
Tax benefit on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	203	—	—	8.3	—	—	8.3
Purchase of common stock	(60)	60	—	—	(1.4)	—	(1.4)
Issuance of common stock — Associate Stock Ownership Plan	135	—	—	2.1	—	—	2.1

Balance, February 2, 2008	24,485	3,587	$1.4	$194.6	$(44.5)	$288.5	$440.0

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting Policies

Nature of Operations

Jo-Ann Stores, Inc. (the “Company”), an Ohio corporation, is a fabric and craft retailer with 774 retail stores in 47 states at February 2, 2008. The 578 small-format and 196 large-format stores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.

The Company manages its business in operating segments that are reportable segments: large-format stores, small-format stores and other. See Note 12 — Segment Reporting for further detail.

The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2007 and 2006 financial statements have been reclassified to conform to the current year presentation.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2008 refers to the year-ended February 2, 2008). Fiscal 2007 was a 53-week year.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost, as well as the gross margins reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the Company conducts distribution center inventory cycle counts and store physical inventories to substantiate inventory balances.

The Company’s accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of the Company’s entire store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at February 2, 2008 is based on shrink results of these prior physical inventories. All store locations

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

that have been open one year or longer are physically inventoried once a year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

Inventory reserves for clearance product are estimated based on a number of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of the Company’s estimates can be affected by many factors, some of which are outside of the Company’s control, including changes in economic conditions and consumer buying trends.

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

Property, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2008	2007
	(Dollars in millions)

Land and buildings	$68.4	$66.5
Furniture, fixtures and equipment	460.1	436.6
Leasehold improvements	148.0	140.8
Construction in progress	11.5	12.2

	688.0	656.1
Less accumulated depreciation and amortization	(390.5)	(344.3)

Property, equipment and leasehold improvements, net	$297.5	$311.8

The Company capitalized interest of $0.4 million in fiscal 2007 relating to the construction of a new distribution center in Opelika, Alabama.

Software Development

The Company capitalized $6.5 million and $6.8 million in fiscal 2008 and fiscal 2007, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements. The Company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $2.1 million and $2.0 million in fiscal 2008 and fiscal 2007, respectively.

Goodwill

The goodwill carried on the Company’s balance sheet at February 2, 2008 represented the excess of purchase price and related costs over the preliminary fair value assigned to the net assets of IdeaForest.com, Inc. (“IdeaForest”). The Company acquired the equity of IdeaForest that it previously did not own in the fourth quarter of fiscal 2008. The fair value assigned to the net assets and related goodwill will be finalized no later

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

than the end of the third quarter of fiscal 2009. The goodwill recorded was non-deductible for tax purposes. See Note 2 — Goodwill for further detail.

At the beginning of the fourth quarter of fiscal 2006, the Company conducted the annual impairment testing required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for fiscal 2006. As a result of the evaluation, the Company determined that the carrying amount of the goodwill exceeded its implied fair value and that a full impairment of goodwill existed. This impairment conclusion was reached considering the market capitalization of the Company, declining business trends, softness in the industry, deteriorating Company performance particularly in its seasonally significant fourth quarter, and the Company’s assessment of near-term future performance. Accordingly, during the fourth quarter of fiscal 2006, the Company recorded a non-cash and non-tax deductible charge of $27.1 million, which represented a write-off of the goodwill. This charge was reported as a separate line item in the statement of operations included in the consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or the Company’s overall business strategies. Potential impairment exists if the estimated undiscounted cash flow expected to result from the use of the assets is less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value. Management estimates fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Additional factors are taken into consideration, such as local market conditions, operating environment and other trends.

Based on management’s ongoing review of the performance of its stores and other facilities, the following impairment losses were recorded and are reflected in selling, general and administrative expenses (“SG&A”) on the consolidated statement of operations.

	Fiscal Year-Ended
	2008	2007	2006
	(Dollars in millions)

Segment
Large-format stores	$0.4	$3.8	$2.6
Small-format stores	0.2	0.3	0.4

Total	$0.6	$4.1	$3.0

Store Pre-Opening and Closing Costs

Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes the hiring and training costs for new employees, processing costs of initial merchandise and rental expense for the period prior to the store opening for business. See Note 4 — Store Closings for further detail.

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

an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. See Note 4 — Store Closings.

	Fiscal Year-Ended
	2008	2007	2006
	(Dollars in millions)

Store pre-opening costs	$3.1	$5.0	$13.0
Store closing costs	5.3	6.1	10.4

	$8.4	$11.1	$23.4

Accrued Expenses

We estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The ultimate cost of our workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. Our employee medical insurance accruals are recorded based on our medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Certain of our workers’ compensation and general liability accruals are recorded at an estimate of their net present value; other liabilities are not discounted. Differences in our estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

Accrued expenses consisted of the following:

	Fiscal Year
	2008	2007
	(Dollars in millions)

Accrued taxes	$26.2	$18.6
Accrued compensation	28.2	24.4
Accrued insurance-related reserves	23.7	22.8
Other accrued expenses	19.0	18.6

Total accrued expenses	$97.1	$84.4

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value due to the short maturity of these instruments. The price of the 7.5 percent senior subordinated notes (the “Notes”) at February 2, 2008 in the high yield debt market was approximately 85 percent to par value. Accordingly, the fair value of the Notes was $85 million versus their carrying value of approximately $100 million.

In the normal course of business, the Company employs established policies and procedures to manage exposure to changes in interest rates. The Company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in fiscal 2005, which consisted of the fixed rate Notes and the variable rate senior bank credit facility (the “Credit Facility”), which is designed to be a working capital facility.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2008. The interpretation suggests a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 resulted in a transition adjustment reducing beginning retained earnings by $1.6 million, which was comprised of $1.1 million in taxes and $0.5 million in interest. The Company’s unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations.

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

Revenue Recognition

Retail sales, net of estimated returns, and excluding sales taxes, are recorded at the point of sale when payment is made and customers take possession of the merchandise in stores, at the point of shipment of merchandise ordered through the Internet or, in the case of custom orders, when the product is delivered to the customer and any remaining balance due from the customer is collected. Deposits received for custom orders are deferred as a liability until the related product is delivered to the customer. Shipping and handling fees charged to customers are also recorded as retail sales with related costs recorded as cost of goods sold. Sales taxes are not included in retail sales as the Company acts as a conduit for collecting and remitting sales taxes to the appropriate governmental authorities.

The Company allows for merchandise to be returned under most circumstances. The current policy allows for customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt and the return is within 90 days of purchase. The reserve for returns was $0.6 million at February 2, 2008 and $0.5 million at February 3, 2007, respectively. Returns historically have not had a material impact on the consolidated financial statements.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. Gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. Beginning in fiscal 2006, we began to recognize gift card breakage as a component of net sales in the consolidated statement of operations and in the fourth quarter of fiscal 2006, we recognized $3.2 million of pre-tax income. In fiscal 2008 and 2007, we recognized $1.1 million and $0.8 million of pre-tax income, respectively.

Cost of Sales

Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the Company’s merchandise and accordingly are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A. Distribution network costs of $59.5 million, $68.6 million and $65.5 million were included in SG&A expenses for fiscal 2008, 2007 and 2006, respectively.

The Company receives vendor support including cash discounts, volume discounts, allowances and co-operative advertising. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. In accordance with Emerging Issues Task Force 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold through cost of sales. Historically, vendor consideration has not had a significant impact on cost of sales or gross margin. Payments that are a reimbursement of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense.

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

Advertising Costs

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements was $67.8 million, $65.2 million and $66.1 million for fiscal 2008, 2007 and 2006, respectively. Included in prepaid and other current assets are $1.2 million and $1.3 million, respectively, at the end of fiscal 2008 and 2007 relating to prepayments of production costs for advertising.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Earnings Per Share

Basic and diluted earnings (loss) per common share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per common share include the effect of the assumed exercise of dilutive stock-based compensation awards (comprised of stock options and restricted shares) under the treasury stock method. Basic and diluted earnings (loss) per common share are as follows:

	Fiscal Year-Ended
	2008	2007	2006
	(Dollars in millions, except per share data)

Income (loss) before cumulative effect of accounting change	$15.4	$(2.9)	$(23.0)
Cumulative effect of change in accounting principle, net of tax	—	1.0	—

Net income (loss)	$15.4	$(1.9)	$(23.0)

Weighted average shares outstanding (shares in thousands):
Basic	24,296	23,519	22,716
Incremental shares from assumed exercise of stock options	324	—	—
Incremental restricted shares	330	—	—

Diluted	24,950	23,519	22,716
Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$0.63	$(0.12)	$(1.01)
Cumulative effect of change in accounting principle	—	0.04	—

Net income (loss) per common share	$0.63	$(0.08)	$(1.01)

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$0.62	$(0.12)	$(1.01)
Cumulative effect of change in accounting principle	—	0.04	—

Net income (loss) per common share	$0.62	$(0.08)	$(1.01)

For fiscal 2008 the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the Company’s common shares for the year. An average of 707,303 stock options was not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.

For fiscal 2007 and 2006, all outstanding stock options were excluded from the calculation of diluted net loss per common share due to the Company’s net loss, because they would have had an anti-dilutive effect.

Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), costs associated with stock-based compensation are measured using the fair value method of accounting. The Company estimates expected forfeitures as of the date the awards are granted and records compensation expense only for those awards that are ultimately expected to vest. Stock-based compensation expense is recognized over the vesting period of the awards.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash flows.

The following table shows the expense recognized by the Company for stock-based compensation.

	Fiscal Year-Ended
	2008	2007	2006
	(Dollars in millions)

Stock option compensation expense(a)	$2.9	$3.3	$2.5
Restricted stock award amortization	5.4	3.6	0.3

	$8.3	$6.9	$2.8

(a)	Included within stock option compensation expense is expense related to the employee stock purchase plan (the Associate Stock Ownership Plan or “ASOP”). The associated expense is not significant.

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

The significant assumptions used to calculate the fair value of option grants were as follows:

	Fiscal Year-Ended
	2008	2007	2006

Weighted average fair value of options granted	$7.99	$5.69	$6.64
Expected volatility of underlying stock	.388 to .417	.418 to .584	.513 to .568
Risk-free interest rates	3.3% to 4.9%	4.2% to 5.2%	3.5% to 4.4%
Expected life	2.2 to 5.2 years	2.2 to 5.2 years	4 years
Expected life — Associate Stock Ownership Plan	6 months	6 months	6 months

See Note 8 — Stock-Based Compensation for further detail.

Recent Accounting Pronouncements

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

of SFAS 157 were applied prospectively effective February 3, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, typically is irrevocable once elected. SFAS 159 is effective for the Company in fiscal 2009. In accordance with the provisions of SFAS 159, adoption was elective. As such, the Company elected not to adopt SFAS 159.

Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company in fiscal 2010 with early application prohibited. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2010 and does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

Note 2 —	Goodwill

The entire amount of goodwill carried on the Company’s balance sheet at February 2, 2008 represented the excess of purchase price and related costs over the preliminary fair value assigned to the net assets of IdeaForest. The Company acquired the remaining equity of IdeaForest in the fourth quarter of fiscal 2008. The fair value assigned to the acquired net assets and related goodwill of $11.8 million will be finalized no later than the third quarter of fiscal 2009. The goodwill recorded was non-deductible for tax purposes. The acquisition of IdeaForest is included as part of the Company’s Other segment.

At the beginning of the fourth quarter of fiscal 2006, the Company conducted the annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” for fiscal 2006. As a result of the evaluation, the Company determined that the carrying amount of the goodwill exceeded its implied fair value

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2 —	Goodwill (Continued)

and that a full impairment of goodwill existed. This impairment conclusion was reached considering the market capitalization of the Company, declining business trends, softness in the industry, deteriorating Company performance particularly in its seasonally significant fourth quarter, and the Company’s assessment of near-term future performance. Accordingly, during the fourth quarter of fiscal 2006, the Company recorded a non-cash and non-tax deductible charge of $27.1 million, which represented a write-off of the goodwill. This charge was reported as a separate line item in the statement of operations included in the consolidated financial statements.

Note 3	— Business Combinations

On November 5, 2007, the Company completed the acquisition of the 62 percent portion of IdeaForest that the Company previously did not own. IdeaForest was the operator of the Joann.com website. IdeaForest, which has been renamed Joann.com, Inc., is now a wholly owned subsidiary of the Company and is included as part of the Other segment.

Per the merger agreement, the purchase price was $23.6 million and was comprised of a gross cash payment of $14.6 million ($11.7 million net of cash acquired) which was due upon closing, severance payments of $0.3 million payable subsequent to closing and delayed payments of $8.7 million, subject to adjustment, as described in the agreement, over the three years following the closing. The delayed payments, before adjustment, are non-interest bearing and are payable in three installments as follows: $3.1 million in November 2008, $3.1 million in November 2009 and $2.5 in November 2010.

The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. The preliminary estimate of goodwill was approximately $11.8 million. The fair value assigned to the acquired net assets and related goodwill will be finalized no later than the third quarter of fiscal 2009. Results of operations of Joann.com, Inc. from the date of acquisition are included in the consolidated statements of operations of the Company.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of November 5, 2007 for the IdeaForest acquisition:

As of
November 5,
2007
(Dollars in millions)

Cash	$2.9
Inventories	0.8
Prepaid expenses and other current assets	0.5
Property, plant and equipment	1.4
Deferred income taxes	11.4
Goodwill	11.8
Accounts payable	(2.6)
Accrued expenses	(2.6)

Total acquisition cost	$23.6

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 —	Store Closings

Store closing charges included within the consolidated statement of operations for fiscal years 2008, 2007 and 2006 are summarized below, and represent charges incurred to close stores related to the large-format store growth strategy and store performance. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended
	2008	2007	2006
	(Dollars in millions)

Store Closing Charges:
Non-cancelable lease obligations	$1.3	$0.7	$2.3
Asset related charges	0.9	1.5	3.9
Other costs	3.1	3.9	4.2

Total	$5.3	$6.1	$10.4

The store closing reserve was $0.7 million and $0.8 million as of February 2, 2008 and February 3, 2007, respectively. The reserve is comprised of miscellaneous liquidation costs.

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

Other costs represent miscellaneous store closing costs, including among other things, third-party inventory liquidator costs and costs related to fixtures, signage and register removal.

Note 5 —	Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2008. The interpretation suggests a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 resulted in a transition adjustment reducing beginning retained earnings by $1.6 million, which was comprised of $1.1 million in taxes and $0.5 million in interest. The Company’s unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect the effective tax rate, if recognized within the consolidated statement of operations.

During fiscal 2008, the Company made no material changes to tax related reserves under FIN 48. At the end of fiscal 2008, the Company’s unrecognized tax benefits are $7.8 million, of which $5.0 million would affect the effective tax rate, if recognized.

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the date of adoption of FIN 48 was $2.6 million and as of the end of fiscal 2008 was increased to $2.9 million.

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

The Company adopted the provisions of FIN 48 on February 4, 2007. The Company recognized a $1.6 million debit to retained earnings as of February 4, 2007 to increase its reserve for unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal Year
2008
(Dollars in millions)

Balance at February 4, 2007	$7.6
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	1.0
Settlements	—
Lapse of statue of limitations	(0.8)

Balance at February 2, 2008	$7.8

The significant components of the income tax (benefit) provision are as follows (dollars in millions):

	Fiscal Year-Ended
	2008	2007	2006

Current:
Federal	$7.3	$(3.3)	$20.4
State and local	1.5	2.6	3.4

	8.8	(0.7)	23.8
Deferred	0.7	(3.0)	(21.1)

Income tax provision (benefit)	$9.5	$(3.7)	$2.7

The reconciliation of income tax at the statutory rate to the income tax (benefit) provision is as follows:

	Fiscal Year-Ended
	2008	2007	2006
	(Dollars in millions)

Federal income tax at the statutory rate	$8.7	$(2.3)	$(7.1)
Effect of:
Non-deductible goodwill impairment	—	—	9.5
State and local taxes	1.4	0.4	0.3
Settlement of federal tax liabilities from prior years	—	(1.1)	—
Other, net	(0.6)	(0.7)	—

Income tax provision (benefit)	$9.5	$(3.7)	$2.7

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 —	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)
	2008	2007
	(Dollars in millions)

Current
Deferred tax assets:
Inventory items	$10.7	$15.1
Lease obligations	0.6	0.9
Employee benefits	9.0	8.9
Federal net operating loss carryback	—	9.5
Other	6.1	7.2

Net current deferred tax asset	$26.4	$41.6

Non-current
Deferred tax assets:
Lease obligations	$29.6	$30.5
Equity investment	—	2.5
Employee benefits	8.0	6.7
Federal net operating loss carryforwards	11.1	—
State net operating loss carryforwards	3.0	1.1
Other	7.1	2.4
Valuation allowances	(1.7)	(2.7)

	57.1	40.5
Deferred tax liabilities:
Depreciation	(54.4)	(54.1)
Other	(0.6)	(0.6)

	(55.0)	(54.7)

Net non-current deferred tax asset (liability)	$2.1	$(14.2)

The Company has approximately $33.4 million of federal net operating loss carryforwards and $49.9 million of state net operating loss carryforwards which expire in fiscal year 2020 through fiscal year 2028 and fiscal year 2009 through fiscal year 2028, respectively. Included in these amounts are $33.4 million of federal net operating loss carryforwards and $28.8 million of state net operating loss carryforwards acquired as part of the IdeaForest.com transaction. The acquired federal losses may be utilized to offset income realized by any member of the affiliated group in future years, up to an annual amount calculated in accordance with the loss carryover limitation rules under Section 382 of the Internal Revenue Code of 1986, as amended. The acquired California net operating loss carryforwards are also subject to limitation rules comparable to the Federal Section 382 limitations. The Company believes that it will be able to utilize the federal net operating losses included in the deferred tax asset and, accordingly, no valuation allowance has been recorded. The valuation allowance for state net operating loss carryovers was increased during the year to reflect the fact that the Company believes that it is more likely than not that all but $0.1 million of the acquired California net operating loss carryovers included in the deferred tax asset will not be realized prior to their expiration.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6 —	Financing

Long-term debt consists of the following at the end of fiscal 2008 and 2007:

	Fiscal Year
	2008	2007
	(Dollars in millions)

Credit Facility	$—	$25.3
7.5 percent senior subordinated notes	100.0	100.0

Total Long-term debt	$100.0	$125.3

Secured Credit Facility

The Credit Facility as amended is a $425 million revolver led by Bank of America Retail Finance, Inc. that expires April 30, 2009, which the Company expects to renew prior to its expiration. In November 2007, the Company amended the Credit Facility to allow for the acquisition of the remaining equity of IdeaForest.com. In February 2006, the Company amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The February 2006 amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

The Credit Facility is secured by a first priority perfected security interest in the Company’s inventory, accounts receivable, property and other assets and is fully and unconditionally guaranteed by certain of the Company’s wholly-owned subsidiaries. Interest on borrowings under the Credit Facility is calculated at the bank’s base rate or LIBOR plus 1.25 percent to 2.00 percent, depending on the level of excess availability (as defined in the credit agreement) that is maintained. At February 2, 2008, interest on the Company’s borrowings under the Credit Facility was at the bank’s base rate. The Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $1.8 million, related to the unamortized portion of the deferred financing costs of the original financing, as well as the amendment fees, are being amortized over the term of the Credit Facility. As of February 2, 2008, the Company had no borrowings outstanding under the Credit Facility and $44.3 million in letters of credit outstanding.

The Company’s weighted average interest rate and weighted average borrowings under the Credit Facility and prior senior bank credit facility were 6.9 percent and $45.3 million during fiscal 2008 and 6.7 percent and $99.2 million during fiscal 2007.

The Credit Facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, conduct certain corporate activities, create liens, or change the nature of its business. The Company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, the Company is required to comply with the modified minimum consolidated net worth financial covenant if excess availability, as defined, is less than $35 million at any time. As of February 2, 2008, excess availability was $231.3 million, and at the Company’s peak borrowing level during fiscal 2008, the excess availability was $175.0 million. The Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At February 2, 2008, the Company was in compliance with all covenants under the Credit Facility.

The fair value of the debt outstanding under the Company’s Credit Facility approximated carrying value at February 2, 2008 and February 3, 2007.

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

The Note indenture contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets and issue guarantees of and pledges to secure indebtedness. In the event of a change in control, the Company would be required to offer to repurchase the Notes. The indenture defines various events of default, including cross-default provisions and defaults for any material judgments. Failure to comply with these restrictions and covenants could result in defaults under the Company’s Credit Facility and/or Note indenture. Any default, if not waived, could result in the Company’s debt becoming immediately due and payable. At February 2, 2008, the Company was in compliance with all covenants under its Note indenture. The entire amount of the Company’s $100.0 million long-term debt matures in fiscal year 2013.

Note 7 —	Capital Stock

Shareholders’ Rights Plan

On February 26, 2007, the Company amended and restated its Shareholders’ Rights Plan (the “Rights Plan”). Under the Rights Plan, as amended and restated, one right is issued for each common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15 percent or more of the outstanding common shares as defined in the Rights Plan. When exercisable, each right initially entitles a holder of common shares to purchase one common share for $52.17, or under certain circumstances one common share for $0.43. The rights, which do not have voting privileges, expire at the close of business on October 31, 2010, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

Right to Acquire Shares

The Company is a party to an agreement with certain members of the two founding families of the Company, whereby the Company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 2.0 million shares are subject to this agreement as of February 2, 2008.

Note 8 —	Stock-Based Compensation

The Company has various stock-based compensation plans that it utilizes as long-term compensation for its board of directors, executive officers, senior management and other key employees. The Company issues common shares and stock options under these various stock-based compensation plans. Stock-based compensation expense resulting from the issuance of restricted shares and stock options is recognized over the vesting period of the awards.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

Summarized below are the various plans used by the Company to administer its stock-based compensation award programs.

Plan	Overview

1998 Incentive Compensation Plan (the “1998 Plan”)	Allows for the grant of stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allows the operation of an employee stock purchase program and a deferred stock program for non-employee directors. At February 2, 2008, 1,661,585 stock options and 570,930 restricted shares were outstanding under the 1998 Plan. This plan terminates on June 3, 2008, but the termination will not affect awards that are outstanding under the plan at the termination date.

1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”)	Previously used to award stock options to non-employee directors. The plan is no longer used to grant stock options. At February 2, 2008, 12,900 stock options were outstanding under the Directors Stock Option Plan.

1994 Executive Incentive Plan (the “Executive Plan”)	Previously used to award restricted share awards to executive officers, senior management and other key employees. This plan terminated on January 31, 2004. The termination of the plan does not affect awards that are currently outstanding under the plan. At February 2, 2008, 21,850 restricted shares were outstanding under the Executive Plan.

1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”)	Previously used to award stock options to officers and key employees. This plan terminated on March 14, 2000. The termination of the plan does not affect awards that are currently outstanding under the plan. At February 2, 2008, 2,500 options were outstanding under the 1990 Plan.

Stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) are available for grant to executive officers and employees under the 1998 Incentive Compensation Plan (“1998 Plan”), which expires on June 3, 2008. The Compensation Committee oversees the 1998 Plan, specifically approves all awards to executive officers and other senior management employees, and approves, on a program basis, grants to other employees. Stock options, time-based restricted shares and performance shares have been issued under this plan.

Stock Options

The employee and non-employee director stock options granted under the 1998 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment or service following the date of grant and as of fiscal 2008, non-employee director stock options are exercisable at their vesting date or upon termination if the non-employee director terminates service one year or more after the grant date. Both the employee and non-employee stock options generally expire seven years after the date of the grant, though some options granted in the past had ten-year expiration dates. Stock options

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

granted under the 1998 Plan may become exercisable or expire under different terms as approved by the Compensation Committee of the Board of Directors.

Summarized below is stock option activity for the 1998 Plan, the 1990 Plan and the Directors Stock Option Plan:

The following table summarizes activity, pricing and other information for the Company’s stock options for fiscal 2008:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	per Option	Contractual Term	Value(a)

Outstanding at February 3, 2007	1,607,297	$15.51
Granted	660,173	24.26
Exercised	(347,877)	16.02
Cancelled	(242,608)	20.90

Outstanding at February 2, 2008	1,676,985	$18.06	4.4 years	$1,672,019

Expected to vest	1,440,575	$17.84	4.2 years	$1,649,263

Exercisable at February 2, 2008	727,340	$14.38	2.6 years	$1,609,610

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $4.0 million, $1.3 million and $5.1 million, respectively.

Restricted Share Awards — Time-Based Awards

The vesting periods for the restricted shares and restricted stock units granted under the 1998 Plan during fiscal years 2006 — 2008 are up to four years for employee restricted shares, and one year for non-employee director restricted shares and restricted stock units. As of fiscal 2008, the restrictions lapse on restricted shares and restricted stock unit awards when a non-employee director terminates service one year or more after the grant date and a pro rata acceleration of the lapse of restrictions occurs when a director terminates service less than one year after such grants. All restrictions on restricted shares and restricted stock units terminate if the grantee remains in the continuous service of the Company throughout the vesting period

In fiscal 2006, the Compensation Committee of the Board of Directors approved an annual base award of restricted shares to certain of the Company’s employees that was coupled with performance awards. The base award grants, which are time-based awards and amounted to approximately 166,000 restricted shares, vest 50 percent at the end of three years, with the remaining 50 percent vesting at the end of the fourth year.

On November 18, 2005, the Compensation Committee of the Board of Directors approved a retention program that provided a guaranteed cash retention payment, in lieu of a bonus opportunity under the Management Incentive Plan, and awarded restricted share and stock options under the 1998 Plan to key management employees. The restricted share awards amounted to approximately 233,000 shares and vested 50 percent on March 1, 2007 and 50 percent on March 1, 2008. The stock option awards amounted to approximately 390,000 shares and vest 50 percent on March 1, 2009 and 50 percent on March 1, 2010.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

As of February 2, 2008, 592,780 restricted shares were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted share awards).

The following table summarizes activity for the 1998 Plan and the Executive Plan for time-based restricted stock awards for fiscal 2008:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at February 3, 2007	707,750	$17.21
Granted	178,068	24.00
Vested	(212,422)	22.77
Cancelled	(80,616)	21.73

Outstanding at February 2, 2008	592,780	$19.75

The fair value of restricted shares is determined based on the closing trading price of the Company’s shares on the grant date.

During fiscal 2008, 2007 and 2006, the Company granted time-based restricted share awards with weighted-average grant-date fair values of $24.00, $14.14 and $19.73, respectively. As of February 2, 2008, there was $4.4 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.1 years. During fiscal 2008, 2007 and 2006, the total fair value of shares fully vested was $4.8 million, $0.5 million and $0.3 million, respectively.

Restricted Shares — Performance-Based Awards

The performance-based awards approved by the Compensation Committee of the Board of Directors during fiscal 2008 and 2006 are issued only upon the achievement of specific measurable performance criteria. Performance shares are awarded at plus or minus the target grant depending upon the level of achievement of the specified performance metric at the end of the fiscal year. In fiscal 2008, the Company granted performance shares to its officers at and above the Vice President level. The performance objective associated with the fiscal 2008 performance shares is based on the Company’s earnings per share during fiscal 2008, a one-year performance period, established as a range (Threshold, Target, Maximum). The threshold for earning any performance shares was set at earnings per share of $0.61 per share. Target had been set at $0.75 per share and maximum had been set at $0.91 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 97,100 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. Based upon the Company’s fiscal 2008 results, 5,633 performance shares were issued, which will vest in equal installments over a four-year period following the date of grant. Expense of $0.1 million was recognized during fiscal 2008 for these performance shares.

The performance-based awards approved in fiscal 2006 were dependent on the Company achieving certain net income performance criteria that are measured at the end of fiscal 2008. The threshold performance level was not attained for the fiscal 2006 performance-based restricted awards, and, therefore, none of these performance-based award shares were issued. No expense was recognized during fiscal 2007 and 2008 for these awards based on the Company’s performance.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

Shares Available to Grant

The total number of shares available for awards under the 1998 plan, other than those granted under the employee stock purchase program, are limited in any fiscal year to (1) four percent of the number of shares outstanding at the beginning of the fiscal year, plus (2) for each of the two prior fiscal years, the excess of four percent of the number of shares outstanding at the beginning of each such fiscal year over the number of share awards actually granted in each such fiscal year. The number of shares available for future awards under the 1998 Plan as of February 2, 2008 was 2,218,108. However, since the 1998 Plan expires on June 3, 2008, no further awards will be made under that Plan after that date. The Company will be seeking shareholder approval of a new plan at its 2008 Annual Meeting of Shareholders.

Employee Stock Purchase Program

The employee stock purchase program (the Associate Stock Ownership Plan or “ASOP”) enables all employees, except temporary and seasonal employees, to purchase shares of the Company’s common shares on offering dates at six-month intervals, at a purchase price equal to the lesser of 85 percent of the fair market value of the common shares on the first or last day of the offering period. The ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986 and the Company is, therefore, not required to file income tax returns or pay income taxes. The total number of shares subject to stock purchase rights granted in any fiscal year for the ASOP may not exceed 1,000,000 shares. During fiscal 2008, 2007 and 2006, stock purchase rights of 134,942 shares, 197,850 shares and 132,787 shares, respectively, were granted and exercised under the ASOP. The 15 percent discount from market value granted to ASOP participants on the purchase of shares at the end of each accumulation period represents the Company’s non-cash contribution to the ASOP and is recognized as compensation expense. The stock-based compensation expense was not significant for any of the years presented. The ASOP will expire on June 3, 2008 along with the 1998 plan, and no offering period will commence after that date. The Company will be seeking shareholder approval of a new plan at its 2008 Annual Meeting of Shareholders.

Non-Employee Directors Deferred Stock Program

The Company maintains a deferred stock program for non-employee directors. This program allows non-employee directors to elect to convert their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to each calendar year whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following calendar year to deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of the Company’s common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. During fiscal 2008, 2007 and 2006, 842 deferred stock units, 2,626 deferred stock units and 2,064 deferred stock units, respectively, were deferred under the deferred stock program.

Note 9 —	Savings Plan Retirement and Postretirement Benefits

The Company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect quarterly to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The Company makes a 50 percent matching contribution up to a maximum employee contribution of six percent of the employee’s annual compensation, which was increased from four percent as of February 1, 2005. Effective January 2007, the match is made in cash and can be participant-directed. Prior to January 2007, employer contributions in the form of the

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9 —	Savings Plan Retirement and Postretirement Benefits (Continued)

Company’s common shares had been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the Company’s matching contributions during fiscal 2008, 2007 and 2006 were $1.7 million, $1.8 million and $1.7 million, respectively. Holders of the common shares are entitled to vote their respective shares. The Company does not provide postretirement health care benefits for its employees.

The Company participates in a multi-employer pension plan for its union employees located at the Hudson Distribution Center. The Plan is administered by the United Steelworkers Union. The Plan is the “Steelworkers Pension Trust” and the Company contributed $0.6 million, $0.7 million and $0.9 million for fiscal years 2008, 2007 and 2006, respectively.

Note 10 —	Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 11 —	Leases

With the exception of one large-format store, all of the Company’s retail stores operate out of leased facilities. Our store leases generally have initial terms of five to fifteen years with renewal options for up to 20 years. The Company also leases certain computer and store equipment, with lease terms that are generally five years or less. Included in the future minimum rental payments is the operating lease for our distribution center located in Visalia, California. The lease has an initial term of 20 years.

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

The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $9.9 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals
(Dollars in millions)

2009	$148.0
2010	138.3
2011	122.7
2012	103.8
2013	88.6
Thereafter	258.5

$859.9

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11 —	Leases (Continued)

Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2008	2007	2006
(Dollars in millions)

Minimum rent expense	$146.4	$143.1	$141.5
Contingent rent expense	1.6	2.0	3.0
Sublease rent expense	(9.6)	(10.9)	(10.5)

	$138.4	$134.2	$134.0

Sale-Leaseback Transaction

On October 19, 2006, the Company completed a sale-leaseback transaction of its distribution center located in Visalia, California (the “Facility”). The Company sold the Facility to an independent third party for approximately $24.7 million, net of expenses incurred by the Company in connection with the sale. The Company leased the Facility back from the purchaser and the Company is treating the lease as an operating lease.

The lease has an initial term of 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless the Company provides notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease will be payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments will total $1.8 million. Thereafter, the annual rent payments will increase by 6 percent for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease will be approximately $38.8 million.

Note 12 —	Segment Reporting

During the second quarter of fiscal 2008, the Company made a change in the way it references its store formats. The Company now classifies its stores as large-format and small-format, as opposed to the previous classification of superstore and traditional stores. As the store remodel program continues, the distinction between superstores and traditional stores would become less clear. The dividing line between the large-format and small-format classification is approximately 24,000 to 25,000 square feet of retail space. The most important distinction is whether or not stores in that range have been recently built or remodeled and contain a broad assortment of craft categories. At February 2, 2008, the Company operated 196 large-format stores and 578 small-format stores.

The Company has three reportable segments: large-format stores, small-format stores and other. The financial results of the Company’s Joann.com Internet business are included in the other segment. The small-format stores offer a selection of fabric and a convenience assortment of crafts, floral, finished seasonal and home décor merchandise. The large-format stores offer an expanded and more comprehensive product assortment than the small-format stores. The large-format stores also offer custom framing and educational programs that the small-format stores do not. The “other” segment includes unallocated corporate assets and overhead in addition to the operating results of the Joann.com Internet business. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 —	Segment Reporting (Continued)

As permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” certain information not routinely used in the management of these segments or information that is impractical to report is not shown. The Company does not report assets other than property equipment and leasehold improvements by segment because not all assets are allocated to segments for purposes of measurement by the Company’s chief operating decision maker. The accounting policies of the Company’s segments are consistent with those described in Note 1.

	Large-format	Small-format
	Stores	Stores	Other	Consolidated

Fiscal 2008
Net sales	$954.5	$912.4	$11.9	$1,878.8
Store pre-opening and closing costs	2.5	5.9	—	8.4
Depreciation and amortization	30.6	9.4	11.8	51.8
Operating profit (loss)	63.0	100.6	(126.2)	37.4
Capital expenditures	10.0	16.6	11.1	37.7
Property, equipment and leasehold improvements, net	166.0	37.8	93.7	297.5

Fiscal 2007
Net sales	$895.5	$955.1	$—	$1,850.6
Store pre-opening and closing costs	5.6	5.5	—	11.1
Depreciation and amortization	28.4	9.4	11.4	49.2
Operating profit (loss)	51.1	95.5	(137.6)	9.0
Capital expenditures	29.3	9.0	19.8	58.1
Property, equipment and leasehold improvements, net	181.7	39.0	91.1	311.8

Fiscal 2006
Net sales	$808.0	$1,074.8	$—	$1,882.8
Store pre-opening and closing costs	12.8	10.6	—	23.4
Depreciation and amortization	21.8	10.0	10.4	42.2
Operating profit (loss)	38.7	107.4	(153.6)	(7.5)
Capital expenditures	69.9	12.0	60.9	142.8
Property, equipment and leasehold improvements, net	171.1	41.9	118.7	331.7

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13 —	Quarterly Financial Information (Unaudited)

Summarized below are the unaudited results of operations by quarter for fiscal 2008 and 2007:

	First	Second	Third	Fourth
Fiscal 2008	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$424.2	$388.5	$480.2	$585.9
Gross margin	200.6	177.4	230.5	263.9
Net (loss) income	(1.7)	(18.4)	8.0	27.5
Net (loss) income per common share:
Basic	$(0.07)	$(0.76)	$0.33	$1.12
Diluted	(0.07)	(0.76)	0.32	1.10

	First	Second	Third	Fourth
Fiscal 2007	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$424.7	$363.2	$461.9	$600.8
Gross margin	198.0	172.3	219.1	270.4
(Loss) income before cumulative effect of accounting change	(7.6)	(21.2)	0.1	25.8
Net (loss) income	(6.6)	(21.2)	0.1	25.8
Net (loss) income per common share:
(Loss) income per common share — basic:
(Loss) income before cumulative effect of accounting change	$(0.32)	$(0.90)	$0.00	$1.09
Net (loss) income	(0.28)	(0.90)	0.00	1.09
(Loss) income per common share — diluted:
(Loss) income before cumulative effect of accounting change	(0.32)	(0.90)	0.00	1.05
Net (loss) income	(0.28)	(0.90)	0.00	1.05

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements

The Company’s 7.5 percent Notes and Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. The Notes are subordinated to the Company’s Credit Facility. Summarized consolidating financial information of the Company (excluding its subsidiaries) and the guarantor subsidiaries as of and for fiscal years 2008, 2007 and 2006 is as follows:

	February 2, 2008				February 3, 2007
Consolidating		Guarantor				Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$(1.0)	$26.4		$25.4	$(8.8)	$27.2		$18.4
Inventories	208.5	263.7		472.2	200.8	252.6		453.4
Deferred income taxes	20.1	6.3		26.4	35.2	6.4		41.6
Prepaid expenses and other current assets	17.8	6.0		23.8	20.7	9.7		30.4

Total current assets	245.4	302.4	—	547.8	247.9	295.9	—	543.8
Property, equipment and leasehold improvements, net	142.8	154.7		297.5	149.6	162.2		311.8
Goodwill, net	11.8	—		11.8	—	—		—
Other assets	12.8	(0.5)		12.3	9.2	1.5		10.7
Investment in subsidiaries	70.9	—	(70.9)	—	50.3	—	(50.3)	—
Intercompany receivable	355.5	—	(355.5)	—	358.1	—	(358.1)	—

Total assets	$839.2	$456.6	$(426.4)	$869.4	$815.1	$459.6	$(408.4)	$866.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$151.6	$(6.3)		$145.3	$144.2	$3.3		$147.5
Accrued expenses	96.5	0.6		97.1	82.8	1.6		84.4

Total current liabilities	248.1	(5.7)	—	242.4	227.0	4.9	—	231.9
Long-term debt	100.0	—		100.0	125.3	—		125.3
Long-term deferred income taxes	(5.2)	5.2		—	(1.5)	15.7		14.2
Lease obligations and other long-term liabilities	56.3	30.7		87.0	54.5	30.6		85.1
Intercompany payable	—	355.5	(355.5)	—	—	358.1	(358.1)	—
Shareholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	1.4	—		1.4	1.4	—		1.4
Additional paid-in capital	194.6	—		194.6	176.9	—		176.9
Retained earnings	288.5	70.9	(70.9)	288.5	274.7	50.3	(50.3)	274.7

	484.5	70.9	(70.9)	484.5	453.0	50.3	(50.3)	453.0
Treasury stock, at cost	(44.5)	—		(44.5)	(43.2)	—		(43.2)

Total shareholders’ equity	440.0	70.9	(70.9)	440.0	409.8	50.3	(50.3)	409.8

Total liabilities and shareholders’ equity	$839.2	$456.6	$(426.4)	$869.4	$815.1	$459.6	$(408.4)	$866.3

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	February 2, 2008				February 3, 2007
Consolidating Statement		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,024.6	$1,405.2	$(551.0)	$1,878.8	$1,029.3	$1,387.8	$(566.5)	$1,850.6
Cost of sales (exclusive of depreciation and amortization shown separately below)	612.4	945.0	(551.0)	1,006.4	605.8	951.5	(566.5)	990.8

Gross margin	412.2	460.2	—	872.4	423.5	436.3	—	859.8
Selling, general and administrative expenses	383.9	390.9		774.8	395.4	395.1		790.5
Store pre-opening and closing costs	4.0	4.4		8.4	4.5	6.6		11.1
Depreciation and amortization	25.8	26.0		51.8	24.7	24.5		49.2

Operating (loss) profit	(1.5)	38.9	—	37.4	(1.1)	10.1	—	9.0
Interest expense, net	5.5	7.0		12.5	6.5	9.1		15.6

(Loss) income before income taxes	(7.0)	31.9	—	24.9	(7.6)	1.0	—	(6.6)
Income tax (benefit) provision	(1.8)	11.3		9.5	(2.1)	(1.6)		(3.7)

(Loss) income before equity income (loss) and cumulative effect	(5.2)	20.6	—	15.4	(5.5)	2.6	—	(2.9)
Equity income (loss) from subsidiaries	20.6	—	(20.6)	—	2.6	—	(2.6)	—

Income (loss) before cumulative effect	15.4	20.6	(20.6)	15.4	(2.9)	2.6	(2.6)	(2.9)
Cumulative effect of accounting change, net of tax	—	—		—	1.0	—		1.0

Net income (loss)	$15.4	$20.6	$(20.6)	$15.4	$(1.9)	$2.6	$(2.6)	$(1.9)

	Fiscal Year-Ended January 28, 2006
		Guarantor
Consolidating Statement of Operations	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,041.5	$1,452.5	$(611.2)	$1,882.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	622.8	1,012.0	(611.2)	1,023.6

Gross margin	418.7	440.5	—	859.2
Selling, general and administrative expenses	369.7	404.3		774.0
Store pre-opening and closing costs	14.9	8.5		23.4
Depreciation and amortization	21.0	21.2		42.2
Goodwill impairment	—	27.1		27.1

Operating profit (loss) profit	13.1	(20.6)	—	(7.5)
Interest expense, net	5.0	7.8		12.8

Income (loss) before income taxes	8.1	(28.4)	—	(20.3)
Income tax provision (benefit)	3.2	(0.5)		2.7

Income (loss) before equity loss	4.9	(27.9)	—	(23.0)
Equity loss from subsidiaries	(27.9)	—	27.9	—

Net loss	$(23.0)	$(27.9)	$27.9	$(23.0)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	February 2, 2008				February 3, 2007
Consolidating Statements of		Guarantor				Guarantor
Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$55.7	$17.9	$—	$73.6	$54.8	$51.0	$—	$105.8
Net cash flows used for investing activities:
Capital expenditures	(19.0)	(18.7)	—	(37.7)	(22.2)	(35.9)	—	(58.1)
Payment for Acquisition, net of cash acquired	(11.7)	—	—	(11.7)	—	—	—	—
Net proceeds from sale-leaseback transaction	—	—	—	—	—	24.7	—	24.7

Net cash used for investing activities	(30.7)	(18.7)	—	(49.4)	(22.2)	(11.2)	—	(33.4)
Net cash flows used for financing activities:
Net change in revolving credit facility	(25.3)	—	—	(25.3)	(78.4)	—	—	(78.4)
Dividends paid	—	—	—	15.0	(15.0)
Proceeds from stock-based compensation plans	7.8	—	—	7.8	5.2	—	—	5.2
Other, net	0.3	—	—	0.3	1.3	—	—	1.3

Net cash used for financing activities	(17.2)	—	—	(17.2)	(56.9)	(15.0)	—	(71.9)

Net (decrease) increase in cash and cash equivalents	7.8	(0.8)	—	7.0	(24.3)	24.8	—	0.5
Cash and cash equivalents at beginning of year	(8.8)	27.2	—	18.4	15.5	2.4	—	17.9

Cash and cash equivalents at end of year	$(1.0)	$26.4	$—	$25.4	$(8.8)	$27.2	$—	$18.4

	Fiscal Year-Ended January 28, 2006
		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by (used for) operating activities	$(101.1)	$69.6	$—	$(31.5)
Net cash flows used for investing activities:
Capital expenditures	(72.6)	(70.2)	—	(142.8)

Net cash used for investing activities	(72.6)	(70.2)	—	(142.8)
Net cash flows provided by financing activities:
Net change in revolving credit facility	103.7	—	—	103.7
Proceeds from stock-based compensation plans	7.9	—	—	7.9
Other, net	1.0	—	—	1.0

Net cash provided by financing activities	112.6	—	—	112.6

Net decrease in cash and cash equivalents	(61.1)	(0.6)	—	(61.7)
Cash and cash equivalents at beginning of year	76.6	3.0	—	79.6

Cash and cash equivalents at end of year	$15.5	$2.4	$—	$17.9

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of February 2, 2008, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment of internal controls over financial reporting under the criteria established in Internal Control — Integrated Framework, we concluded that, as of February 2, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 2, 2008, and their report appears on the next page.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited Jo-Ann Stores, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jo-Ann Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended February 2, 2008 and our report dated April 5, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 5, 2008

Item 9B.	Other Information

Upon recommendation of our Corporate Governance Committee, our Board of Directors approved Director Indemnification Agreements with each of our non-management directors (Scott Cowen, Joseph DePinto, Ira Gumberg, Patricia Morrison, Frank Newman, David Perdue, Beryl Raff, Alan Rosskamm and Tracey Travis), which agreements were entered into on April 14, 2008. The purpose of these agreements is to ensure that each of our non-management directors receives the maximum indemnification protection permitted under Ohio law. The agreements clarify the procedures to follow if a non-management director is entitled to indemnification, provide for the advancement of legal defense costs, allow the non-management director to recover enforcement costs if he or she is required to take action to enforce his or her indemnification rights, and obligate us to use commercially reasonable efforts to maintain D&O insurance coverage generally at a level that is substantially comparable in scope and amount to that currently provided. We must maintain this coverage for the duration of the non-management director’s service on our Board of Directors and for at least six years thereafter. Either party may terminate the agreement on 60 days’ notice.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 as to our directors is incorporated herein by reference to the information set forth under the caption “Election of Directors — Nominees and Continuing Directors” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders to be held on June 11, 2008 (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of our fiscal year.

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

Our Code of Business Conduct and Ethics (the “Code”) is applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code is posted on our website at www.Joann.com. We intend to disclose on our website any amendment to, or waiver of, any provision of the Code that would be required to be disclosed under the rules of the Securities and Exchange Commission or the New York Stock Exchange.

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

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Betty Rosskamm (a member of one of our original founding families and the mother of Alan Rosskamm, a current member of the Board of Directors), Alma Zimmerman, (a member of one of our original founding families and who is now deceased), and the Company are parties to an agreement, dated October 30, 2003, as amended on February 22, 2007, relating to their Jo-Ann Stores common shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders (the “Rosskamms”) and Alma Zimmerman and her lineal descendants and permitted holders (the “Zimmermans”) may each sell up to 400,000 common shares in any calendar year and may not sell more than 200,000 of those shares in any 180-day period. If either the Rosskamms or Zimmermans plan to sell a number of their respective common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the Company. Each of the Rosskamms and the Zimmermans are permitted to sell an unlimited number of shares to each other free of our right of first refusal.

Additional information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Board Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Principal Accounting Firm Fees” and “Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 40 of this report.

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 77 through 79 of this Form 10-K, are filed as part of this Form 10-K.

Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc.
3.2	Amended and Restated Code of Regulations
4.1	Indenture between the Company and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee, relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as Exhibit 4.4 to the Company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
4.2	Third Amended and Restated Rights Agreement, dated as of February 26, 2007, by and between Jo-Ann Stores, Inc. and National City Bank, as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the Commission on March 2, 2007 and incorporated herein by reference)
10.1	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.2	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of November 13, 2007 (filed as Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.3	Employment Agreement dated October 21, 2005 between the Company and Alan Rosskamm (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*
10.4	Employment Agreement dated October 21, 2005 between the Company and David Holmberg (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*
10.5	Fabri-Centers of America, Inc. 1990 Employees Stock Option and Stock Appreciation Rights Plan, as amended (filed as Exhibit 10.8 to the Company’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.6	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended, dated November 13, 2007 (filed as Exhibit 10.6 to the Company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.7	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman, a member of one of the Company’s original founding families and who is now deceased (Second Amended and Restated) (filed as Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.8	Amendment to the Second Amended and Restated Agreement dated February 22, 2007 among and between Jo-Ann Stores, Inc., Betty Rosskamm, and Joan Wittenberg, Sandra Zucker and Larry Zimmerman (the successors to Alma Zimmerman, a member of one of the Company’s original founding families and who is now deceased) (filed as Exhibit 10.8 to the Company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)*
10.9	Credit Agreement dated as of April 24, 2001 among the Company, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent (filed as Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)
10.10	First Amendment to Credit Agreement dated as of April 24, 2001 (filed as Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)
10.11	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as Exhibit 10.13 to the Company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.12	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.13	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as Exhibit 10.15 to the Company’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)
10.14	Fifth Amendment to Credit Agreement dated February 23, 2006 (filed as Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)
10.15	Sixth Amendment to Credit Agreement dated November 5, 2007 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)
10.16	Jo-Ann Stores, Inc. Deferred Compensation Plan, as amended on January 30, 2008*
10.17	Fabri-Centers of America, Inc. Executive Incentive Plan (filed as Exhibit 11 to the Company’s Form 10-K filed with the Commission on May 2, 2003 and incorporated herein by reference)*
10.18	Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)*
10.19	Form of Restricted Stock Award Agreement of the Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.20	Form of Notice of Grant of Non-Qualified Stock Option (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.21	Letter Agreement entered into on November 22, 2005 between the Registrant and David Bolen regarding Mr. Bolen’s departure from the Company (filed as Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.22	Letter Agreement entered into on November 23, 2005 between the Registrant and David Holmberg regarding Mr. Holmberg’s employment with the Company (filed as Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.23	Letter Agreement entered into on February 28, 2006 between the Registrant and Alan Rosskamm regarding Mr. Rosskamm’s cessation of the Chairman, President and Chief Executive Officer positions upon the assumption of those roles by another individual (filed as Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.24	Letter Agreement entered into on June 29, 2006 between the Company and Darrell Webb regarding Mr. Webb’s employment with the Company (filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.25	Amended Employment Agreement dated February 19, 2008 between the Company and Darrell Webb*
10.26	Letter Agreement entered into on July 10, 2006 between the Company and Travis Smith regarding Mr. Smith’s employment with the Company (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.27	Amended Employment Agreement dated February 19, 2008 between the Company and Travis Smith*
10.28	Letter Agreement entered into on July 27, 2006 between the Company and James Kerr regarding Mr. Kerr’s employment with the Company (filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.29	Amended Employment Agreement dated February 19, 2008 between the Company and James Kerr*
10.30	Split Dollar Insurance Agreement dated July 27, 2006 between the Company and James Kerr (filed as Exhibit 10.7 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.31	Split Dollar Insurance Agreement dated July 28, 2006 between the Company and David Holmberg (filed as Exhibit 10.8 to the Registrant’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*

Exhibit
Number	Exhibit Description

10.32	Lease Agreement, dated as of October 19, 2006, between BPVisalia LLC, as Landlord, and Jo-Ann Stores Supply Chain Management, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on October 25, 2006)
10.33	Split Dollar Insurance Agreement dated August 14, 2007 between the Company and Darrell Webb (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*
10.34	Split Dollar Insurance Agreement dated August 14, 2007 between the Company and Travis Smith (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*
10.35	Letter Agreement entered into on September 12, 2007 between the Company and David Holmberg regarding the termination of Mr. Holmberg’s employment with the Company (filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.36	Employment Agreement dated November 19, 2007 between the Company and Kenneth Haverkost (filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.37	Form of Director Indemnification Agreements
21	Subsidiaries of Jo-Ann Stores, Inc.
23	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jo-Ann Stores, Inc.

April 17, 2008

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

April 17, 2008

By:	/s/ James Kerr
James Kerr, Attorney-in-Fact

NOTE:  The Company did not request Mr. DePinto and Mr. Perdue to sign since they were elected to the Board subsequent to the conclusion of the fiscal year to which this Form 10-K relates.