Form 10-Q
period 2008-05-03
JO-ANN STORES INC
filed 2008-06-12
CIK 34151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2008
Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0720629 (I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio (Address of principal executive offices)	44236 (Zip Code)
Registrant’s telephone number, including area code:  (330) 656-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of May 30, 2008: 25,386,896

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended May 3, 2008

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	May 3,	May 5,	February 2,
	2008	2007	2008
	(Dollars in millions,
	except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$57.9	$19.9	$25.4
Inventories	426.9	434.9	472.2
Deferred income taxes	25.6	38.3	26.4
Prepaid expenses and other current assets	23.3	27.7	23.8

Total current assets	533.7	520.8	547.8

Property, equipment and leasehold improvements, net	297.5	306.4	297.5
Goodwill	11.8	—	11.8
Other assets	11.8	10.1	12.3

Total assets	$854.8	$837.3	$869.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$138.7	$134.5	$145.3
Accrued expenses	85.4	72.0	97.1

Total current liabilities	224.1	206.5	242.4

Long-term debt	100.0	117.8	100.0
Long-term deferred income taxes	—	14.4	—
Lease obligations and other long-term liabilities	86.0	84.6	87.0

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 28,319,612; 27,921,041 and 28,072,032 shares, respectively	1.4	1.4	1.4
Additional paid-in capital	197.2	185.3	194.6
Retained earnings	291.5	271.4	288.5

	490.1	458.1	484.5
Treasury stock, at cost; 3,645,488; 3,569,214 and 3,586,872 shares, respectively	(45.4)	(44.1)	(44.5)

Total shareholders’ equity	444.7	414.0	440.0

Total liabilities and shareholders’ equity	$854.8	$837.3	$869.4

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
	(Dollars in millions,
	except share and per share data)

Net sales	$446.1	$424.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	239.3	223.6

Gross margin	206.8	200.6

Selling, general and administrative expenses	184.5	185.5
Store pre-opening and closing costs	1.8	2.4
Depreciation and amortization	13.1	12.6

Operating profit	7.4	0.1
Interest expense, net	2.4	2.7

Income (loss) before income taxes	5.0	(2.6)
Income tax provision (benefit)	2.0	(0.9)

Net income (loss)	$3.0	$(1.7)

Net income (loss) per common share — basic	$0.12	$(0.07)

Net income (loss) per common share — diluted	$0.12	$(0.07)

Weighted average shares outstanding (in thousands):
Basic	24,542	24,039

Diluted	25,043	24,039

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
	(Dollars in millions)
Net cash flows provided by operating activities:
Net income (loss)	$3.0	$(1.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13.1	12.6
Deferred income taxes	0.4	3.5
Stock-based compensation expense	2.0	1.2
Amortization of deferred financing costs	0.2	0.2
Loss on disposal of fixed assets	0.2	0.2
Changes in operating assets and liabilities:
Decrease in inventories	45.3	18.5
Decrease in prepaid expenses and other current assets	0.5	2.7
Decrease in accounts payable	(6.6)	(13.0)
Decrease in accrued expenses	(11.7)	(14.0)
(Decrease) increase in lease obligations, net	(1.0)	0.3
Decrease in other long-term liabilities	—	(0.8)
Other, net	0.3	0.4

Net cash provided by operating activities	45.7	10.1

Net cash flows used for investing activities:
Capital expenditures	(13.3)	(7.4)

Net cash used for investing activities	(13.3)	(7.4)

Net cash flows provided by (used for) financing activities:
Net change in revolving credit facility	—	(7.5)
Proceeds from stock-based compensation plans	1.0	6.0
Other, net	(0.9)	0.3

Net cash provided by (used for) financing activities	0.1	(1.2)

Net increase in cash and cash equivalents	32.5	1.5
Cash and cash equivalents at beginning of period	25.4	18.4

Cash and cash equivalents at end of period	$57.9	$19.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.0	$4.4
Income taxes, net of refunds	1.7	—
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 772 retail stores in 47 states at May 3, 2008.
     The company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2009 refers to the year-ended January 31, 2009). The 2009 fiscal year will include 52 weeks. Fiscal 2008 was also a 52-week year.
     The consolidated interim financial statements include the accounts of the company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures herein are adequate to make the information not misleading. Certain amounts in the fiscal 2008 year-end and interim financial statements have been reclassified in order to conform to the current year presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year-ended February 2, 2008.
     Typical of most retail companies, the company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of May 5, 2007 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
Note 2 — Earnings (Loss) Per Share
     Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per common share includes the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method. Loss per common share does not include the effect of the assumed exercise of stock-based awards, since the effect would be anti-dilutive.
     The following table presents information necessary to calculate basic and diluted income (loss) per common share (shares in thousands):

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Weighted average shares outstanding:
Basic common shares	24,542	24,039
Incremental shares from assumed exercise of stock options	177	—
Incremental restricted shares	324	—

Diluted common shares	25,043	24,039

     For the first quarter of fiscal 2009, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter. An average of 1,259,434 stock options were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.
     For the first quarter of fiscal 2008, all outstanding stock options were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the company’s net loss for the period.
Note 3 — Shareholders’ Equity
     During the first quarter of fiscal 2009, shares outstanding increased by 189,000 as follows:

			Common
			Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Retained	Treasury	Shareholders’
	Shares	Shares	Value	Capital	Earnings	Stock	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, February 2, 2008	24,485	3,587	$1.4	$194.6	$288.5	($44.5)	$440.0
Net income	—	—	—	—	3.0	—	3.0
Exercise of stock options	3	—	—	—	—	—	—
Tax on equity compensation	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	166	—	—	2.0	—	—	2.0
Purchase of common stock	(59)	59	—	—	—	(0.9)	(0.9)
Associate stock ownership plan	79	—	—	1.0	—	—	1.0

Year-to-date activity	189	59	—	2.6	3.0	(0.9)	4.7

Balance, May 3, 2008	24,674	3,646	$1.4	$197.2	$291.5	($45.4)	$444.7

     As of May 3, 2008, the company had 2,238,244 stock options outstanding and 758,028 restricted stock awards issued and not yet vested.
Note 4 — Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 was effective for the company on February 3, 2008. The adoption of SFAS 157 did not have a material impact on the company’s consolidated financial statements.
Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the company in fiscal 2010 with early application prohibited. The company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.
Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The company will adopt SFAS 160 beginning in the first quarter of fiscal 2010 and does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.
Note 5 — Segment Reporting
     At May 3, 2008, the company operated 199 large-format stores and 573 small-format stores. We consider stores that generally average more than 24,000 or 25,000 square feet of retail space as large-format stores. Our small-format stores generally average less than 24,000 or 25,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
     The company has three reportable segments: large-format stores, small-format stores and other. The small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. The large-format stores offer an expanded and more comprehensive product assortment than the small-format stores. The large-format stores also generally offer custom framing and educational programs that the small-format stores do not. The “other” segment includes unallocated corporate assets and overhead in addition to the operating results of the company’s Joann.com Internet business. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
     As permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” certain information not routinely used in the management of these segments or information that is impractical to report is not shown. The company does not report assets other than property, equipment and leasehold improvements by segment because not all assets are allocated to segments for purposes of measurement by the company’s chief operating decision maker.

	Large-format	Small-format
	Stores	Stores	Other	Consolidated

Thirteen Weeks Ended May 3, 2008
Net sales	$230.2	$207.7	$8.2	$446.1
Store pre-opening and closing costs	1.2	0.6	—	1.8
Depreciation and amortization	7.8	2.2	3.1	13.1
Operating profit (loss)	15.5	24.9	(33.0)	7.4

Capital expenditures	4.5	0.8	8.0	13.3
Property, equipment and leasehold improvements, net	161.4	34.9	101.2	297.5

	Large-format	Small-format
	Stores	Stores	Other	Consolidated

Thirteen Weeks Ended May 5, 2007
Net sales	$219.3	$204.9	$—	$424.2
Store pre-opening and closing costs	0.9	1.5	—	2.4
Depreciation and amortization	7.6	2.2	2.8	12.6
Operating profit (loss)	10.8	21.4	(32.1)	0.1

Capital expenditures	6.4	0.5	0.5	7.4
Property, equipment and leasehold improvements, net	170.9	38.9	96.6	306.4

Note 6 — Consolidating Financial Statements (Unaudited)
     The company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain of the wholly-owned subsidiaries of the company. The senior subordinated notes are subordinated to the company’s credit facility.

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
     Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of May 3, 2008 and February 2, 2008 and for the thirteen weeks ended May 3, 2008 and May 5, 2007 are as follows:
Consolidating Balance Sheets
May 3, 2008

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$31.5	$26.4	$—	$57.9
Inventories	205.1	221.8		426.9
Deferred income taxes	18.7	6.9		25.6
Prepaid expenses and other current assets	18.2	5.1		23.3

Total current assets	273.5	260.2	—	533.7

Property, equipment and leasehold improvements, net	146.1	151.4		297.5
Goodwill	11.8	—		11.8
Other assets	17.4	(5.6)		11.8
Investment in subsidiaries	72.8	—	(72.8)	—
Intercompany receivable	318.7	—	(318.7)	—

Total assets	$840.3	$406.0	$(391.5)	$854.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$150.7	($12.0)	$—	$138.7
Accrued expenses	89.2	(3.8)		85.4

Total current liabilities	239.9	(15.8)	—	224.1

Long-term debt	100.0	—		100.0
Long-term deferred income taxes	—	—		—
Lease obligations and other long-term liabilities	55.7	30.3		86.0
Intercompany payable	—	318.7	(318.7)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	197.2	—		197.2
Retained earnings	291.5	72.8	(72.8)	291.5

	490.1	72.8	(72.8)	490.1
Treasury stock, at cost	(45.4)	—		(45.4)

Total shareholders’ equity	444.7	72.8	(72.8)	444.7

Total liabilities and shareholders’ equity	$840.3	$406.0	$(391.5)	$854.8

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Balance Sheets
February 2, 2008

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$(1.0)	$26.4	$—	$25.4
Inventories	208.5	263.7		472.2
Deferred income taxes	20.1	6.3		26.4
Prepaid expenses and other current assets	17.8	6.0		23.8

Total current assets	245.4	302.4	—	547.8

Property, equipment and leasehold improvements, net	142.8	154.7		297.5
Goodwill	11.8	—		11.8
Other assets	12.8	(0.5)		12.3
Investment in subsidiaries	70.9	—	(70.9)	—
Intercompany receivable	355.5	—	(355.5)	—

Total assets	$839.2	$456.6	$(426.4)	$869.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$151.6	$(6.3)	$—	$145.3
Accrued expenses	96.5	0.6		97.1

Total current liabilities	248.1	(5.7)	—	242.4

Long-term debt	100.0	—		100.0
Long-term deferred income taxes	(5.2)	5.2		—
Lease obligations and other long-term liabilities	56.3	30.7		87.0
Intercompany payable	—	355.5	(355.5)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	194.6	—		194.6
Retained earnings	288.5	70.9	(70.9)	288.5

	484.5	70.9	(70.9)	484.5
Treasury stock, at cost	(44.5)	—		(44.5)

Total shareholders’ equity	440.0	70.9	(70.9)	440.0

Total liabilities and shareholders’ equity	$839.2	$456.6	$(426.4)	$869.4

Note 6 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended May 3, 2008 and May 5, 2007

	May 3, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net sales	$238.6	$336.6	$(129.1)	$446.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	139.6	228.8	(129.1)	239.3

Gross margin	99.0	107.8	—	206.8
Selling, general and administrative expenses	88.4	96.1		184.5
Store pre-opening and closing costs	0.9	0.9		1.8
Depreciation and amortization	6.5	6.6		13.1

Operating profit	3.2	4.2	—	7.4
Interest expense, net	1.1	1.3		2.4

Income before income taxes	2.1	2.9	—	5.0
Income tax provision	1.0	1.0		2.0

Income before equity income	1.1	1.9	—	3.0
Equity income from subsidiaries	1.9	—	(1.9)	—

Net income	$3.0	$1.9	$(1.9)	$3.0

	May 5, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net sales	$233.1	$275.9	$(84.8)	$424.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	128.3	180.1	(84.8)	223.6

Gross margin	104.8	95.8	—	200.6
Selling, general and administrative expenses	93.3	92.2		185.5
Store pre-opening and closing costs	0.9	1.5		2.4
Depreciation and amortization	6.2	6.4		12.6

Operating profit (loss)	4.4	(4.3)	—	0.1
Interest expense, net	1.2	1.5		2.7

Income (loss) before income taxes	3.2	(5.8)	—	(2.6)
Income tax provision (benefit)	0.5	(1.4)		(0.9)

Income (loss) before equity income (loss)	2.7	(4.4)	—	(1.7)
Equity loss from subsidiaries	(4.4)	—	4.4	—

Net loss	$(1.7)	$(4.4)	$4.4	$(1.7)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirteen Weeks Ended May 3, 2008 and May 5, 2007

	May 3, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net cash provided by operating activities	$42.3	$3.4	$—	$45.7

Net cash flows used for investing activities:
Capital expenditures	(9.9)	(3.4)		(13.3)

Net cash used for investing activities	(9.9)	(3.4)	—	(13.3)

Net cash flows provided by financing activities:
Proceeds from stock-based compensation plans	1.0	—		1.0
Other, net	(0.9)	—		(0.9)

Net cash provided by financing activities	0.1	—	—	0.1

Net increase in cash and cash equivalents	32.5	—	—	32.5
Cash and cash equivalents at beginning of period	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of period	$31.5	$26.4	$—	$57.9

	May 5, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Net cash provided by operating activities	$4.8	$5.3	$—	$10.1

Net cash flows used for investing activities:
Capital expenditures	(2.1)	(5.3)		(7.4)

Net cash used for investing activities	(2.1)	(5.3)	—	(7.4)

Net cash flows used for financing activities:
Net change in revolving credit facility	(7.5)	—		(7.5)
Proceeds from stock-based compensation plans	6.0	—		6.0
Other, net	0.3	—		0.3

Net cash used for financing activities	(1.2)	—	—	(1.2)

Net increase in cash and cash equivalents	1.5	—	—	1.5
Cash and cash equivalents at beginning of period	(8.8)	27.2		18.4

Cash and cash equivalents at end of period	$(7.3)	$27.2	$—	$19.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion is intended to provide the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our fiscal 2008 Annual Report on Form 10-K.
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
     As of May 3, 2008, we operated 772 stores in 47 states (199 large-format stores and 573 small-format stores). We consider stores that generally average more than 24,000 or 25,000 square feet of retail space as large-format stores. Our small-format stores generally average less than 24,000 or 25,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
     Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also generally offer custom framing and educational programs that our small-format stores do not. They average approximately 38,000 square feet and generated average net sales per store of approximately $4.9 million in fiscal 2008. Our small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 14,700 square feet and generated average net sales per store of approximately $1.5 million in fiscal 2008.
Executive Overview
     We are off to a strong start this year, with a 4.5% same-store sales increase in the first quarter of fiscal 2009, representing our fifth consecutive quarter of positive same-store sales. This growth in sales was driven by strength in our basic categories, including sewing notions, quilting, craft textiles and food crafting. Our custom framing business also performed well during the quarter, generating high single-digit sales increases in the first quarter with a high average ticket.
     We attribute our ability to deliver positive same-store sales in the current economic environment to the successful execution of our strategic growth plan that we implemented over a year ago. The initiatives are now making a significant difference in our performance and financial results.
     Our first area of focus under our strategic plan is to improve the customer shopping experience in our stores. By implementing a series of initiatives toward this objective, the overall appearance and condition of our stores has shown continuous improvement. Our in-stock levels on basic plan-o-gram merchandise were also significantly improved as compared to the first quarter of fiscal 2008, which is important for a positive shopping experience and helps to increase conversion rate and transaction size.
     Our second area of focus in the strategic plan is to enhance our marketing and merchandising programs. A notable change in our marketing efforts for this year is that we are now running Sunday newspaper advertising for 16 stores that we previously classified as mini-superstores, but now consider large-format stores. Collectively, these stores are averaging low double-digit sales increases. We have improved the style and quality of our product mix, which we believe is a key to our longer term sales performance. With our leaner inventory position, we have been able to buy and feature a constant stream of compelling new items in our stores. Additionally, we are experiencing strong sales from several new programs we introduced last year, including American Greetings products, Singer sewing machines and Debbie Mumm designs.
     Our third area of focus is to refine our store development program and revitalize the existing store portfolio. As part of this new focus, a key initiative is to focus our remodeling efforts on our small-format stores. We completed 20 small-format store remodels in fiscal 2008 and 11 additional store remodels during the first quarter of fiscal 2009. Those stores that have been remodeled have been averaging double-digit increases in sales since their remodels.
     Our gross margin in the first quarter of fiscal 2009 was negatively impacted by selling holiday seasonal inventory through the month of February and also by the mix of sales from our Joann.com business, which has a lower gross margin than our retail stores. Partially offsetting these factors were our continued efforts to expand our global sourcing of inventory to reduce our overall cost of sales. Most of the savings from our global sourcing efforts occurred in fabrics. Going forward, we expect gross margin to improve year-over-year in each of the remaining quarters and on a full year basis for fiscal year 2009.
     We achieved continued improvement in selling, general and administrative expenses (”SG&A”) during the first quarter of fiscal 2009. The improvement in SG&A resulted from the leverage on positive sales and disciplined cost controls by our team. Our team has identified a number of ways for us to save labor expense at the store level without impacting customer service. During the first quarter of fiscal 2009, changes were made to enhance:
•	Our forecasting methodology for weekly sales and labor needs;

•	Our process for handling back-stock and shelf replenishment; and

•	Our procedures to prepare for and execute physical inventories.
     All of the above contributed to our fiscal 2009 first quarter earnings per share of $0.12. The first quarter of fiscal 2009 represents our seventh consecutive quarter of earnings improvement versus the same period in the prior year.
     We began implementing our new point-of-sale and store systems SAP retail package during fiscal 2008. Our point-of-sale and store system roll-out continues to be on track. We currently have 19 stores converted to the new system. We are fine-tuning the roll-out procedures based on our experience from these pilot stores before deploying the new systems to the remainder of our stores. We expect to have all stores converted to the new system by the end of the third quarter of fiscal 2009. Ultimately we believe that the new systems will help us to achieve stronger sales and gross margins as well as improved inventory and expense controls.
     While the economic environment remains uncertain, we believe that by continuing to execute our strategic plan initiatives and taking advantage of our strengthening competitive position in the industry, we will be able to deliver improved financial results for the year.
Recent Developments and Business Update
     We are updating our previously announced outlook for fiscal 2009. Based upon our first quarter results, our operating assumptions for the remainder of the year, continued implementation of our strategic growth plans and current uncertain economic conditions, we expect year-over-year improvement in our performance in fiscal 2009. The key considerations underlying our outlook for fiscal 2009 include:
•	Same-store sales growth of 1% to 3% for the year;

•	Gross margin rate improvement for the year;

•	SG&A expense leverage improvement as a percentage of net sales for the year;

•	Capital expenditures for the full year of $50 to $55 million;

•	Earnings per diluted share in the range of $0.75 to $0.85 for the year versus the previously announced range of $0.70 to $0.85; and

•	Weighted-average diluted share count of approximately 25.5 million shares for the year.
Results of Operations
     The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Gross margin	46.4%	47.3%
Selling, general and administrative expenses	41.4%	43.7%
Store pre-opening and closing costs	0.4%	0.6%
Depreciation and amortization	2.9%	3.0%

Operating profit	1.7%	0.0%

Comparison of the Thirteen Weeks Ended May 3, 2008 to May 5, 2007
     Net Sales. Net sales for the first quarter of fiscal 2009 increased 5.2% to $446.1 million from $424.2 million in the prior year. Same-store sales increased 4.5% during the first quarter compared with a same-store sales increase of 1.8% in the first quarter last year. The improvement in same-store sales was driven primarily by higher average ticket due to new product assortments, better in-stocks, more effective marketing and the benefit of competitive withdrawals from the sewing business. In addition, customer transactions increased due to an improvement in our conversion rate, even though traffic was down slightly.
     Large-format stores’ net sales for the first quarter of fiscal 2009 increased 5.0% to $230.2 million from $219.3 million last year. Same-store sales for large-format stores increased 3.3% for the quarter, compared with a same-store sales increase of 3.0% in the first quarter last year. The same-store sales increase for large-format stores was due to higher average ticket as traffic was flat.
     Small-format stores’ net sales for the first quarter of fiscal 2009 increased 1.4% to $207.7 million from $204.9 million last year. Same-store sales performance for small-format stores increased 5.8% compared with a same-store sales increase of 0.8% for fiscal 2008. The increase in sales for small-format stores was driven by higher average ticket which was slightly offset by decreased traffic. We continue to see the ongoing benefit from competitive factors in the sewing business in our small-format stores.
     Large-format stores accounted for approximately 51.6% of total first quarter net sales in fiscal 2009 as compared to 51.7% for the same period in the prior year. Small-format stores accounted for approximately 46.6% of total first quarter net sales in fiscal 2009 as compared to 48.3% for the same period in the prior year. Internet sales through Joann.com accounted for the remaining 1.8% of sales.
     On a category basis, our sewing businesses represented 52.3% of our fiscal 2009 first quarter net sales volume and increased approximately eight percent on a same-store sales basis over the first quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories.
     Our non-sewing businesses represented 47.7% of our fiscal 2009 first quarter net sales volume and were flat on a same-store sales basis over the first quarter of the prior year. Gains in party, seasonal craft and basic craft categories were offset by declines in the spring and summer seasonal businesses.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales. We exclude a portion of the distribution network and occupancy costs from gross margin and include them within SG&A. As a percent of net sales, gross margin decreased 90 basis points to 46.4% for the first quarter of fiscal 2009 compared with 47.3% for the same quarter last year. The decrease is primarily due to the carryover of holiday seasonal product sold through the month of February and by the inclusion of our Joann.com business, the remaining equity of which was acquired last November and which has a lower gross margin rate than our retail stores. For the balance of fiscal 2009, we expect year-over-year gross margin improvement due to the favorable impact of having less clearance than we did a year ago, as well as our global sourcing efforts.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $184.5 million in the first quarter of fiscal 2009 compared with $185.5 million in the prior year first quarter. As a percentage of net sales, SG&A expense during the fiscal 2009 first quarter decreased 230 basis points to 41.4% of net sales, from 43.7% of net sales in the first quarter of last year. The decrease is primarily the result of expense leverage from the increase in sales as well as continued cost control efforts. In addition, SG&A was favorably impacted in the first quarter of fiscal 2009 by a $1.0 million gain on recovery of a note receivable that was previously written off.
     While we will continue to place a diligent focus on controlling our costs, for the balance of fiscal 2009, we do not expect the same level of improvement that we experienced in the first quarter of fiscal 2009 as we begin to cycle through last year’s expense reductions and due to incremental expenses related to our store systems roll-out.
     Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs decreased $0.6 million during the first quarter of fiscal 2009 to $1.8 million, compared with $2.4 million in the first quarter last year, primarily due to the decreased level of store opening and closing activity year-over-year. During the first quarter of fiscal 2009, we did not open any new stores and closed one large-format store and one small-format store versus the same period last year when we opened three large-format stores and closed ten small-format stores. For fiscal 2009, we expect to open approximately 20 to 23 new stores, which is higher than our prior expectation of 12 to 15 stores. We also expect to close approximately 30 stores, which is higher than our prior expectation of 25 stores. These increases reflect our decision to take advantage of opportunities in the real estate market.
     During the first quarter of fiscal 2009, we remodeled 12 stores, of which four were transitioned from a small-format to a large-format layout. We expect to remodel approximately 25 to 30 stores during the year, of which five are expected to transition from a small-format to a large-format layout.

     Depreciation and amortization. Depreciation and amortization expense in the first quarter of fiscal 2009 increased $0.5 million to $13.1 million from $12.6 million for the first quarter of the prior year. The increase is due to incremental depreciation associated with fiscal 2008 expenditures related to technology as well as spending on new stores and remodels.
     Operating profit. Operating profit was $7.4 million in the first quarter of fiscal 2009 compared with operating profit of $0.1 million in the same period of the prior year. The improvement in overall operating profit is the result of a combination of growth in same-store sales driven by higher average ticket and an improved conversion rate due to new product assortments, better in-stocks, more effective marketing, the benefit of competitive withdrawals from the sewing business and our continued efforts to control expenses.
     Operating profit for large-format stores was $15.5 million in the first quarter of fiscal 2009 versus operating profit of $10.8 million in the first quarter last year. The improvement in large-format store operating profit was driven by higher average ticket combined with continued cost control efforts.
     Operating profit for small-format stores was $24.9 million in the first quarter of fiscal 2009 versus $21.4 million in the first quarter last year. The increase in operating profit was driven both by higher average ticket and disciplined cost controls.
     Interest expense. Interest expense in the first quarter of fiscal 2009 decreased $0.3 million to $2.4 million from $2.7 million in the first quarter last year, primarily due to a decrease in our average borrowing levels. For the first quarter of fiscal 2009, our borrowing levels decreased to an average of $100 million in fiscal 2009 from an average of $120 million outstanding in fiscal 2008.
     Income taxes. Our effective income tax rate for the first quarters of fiscal 2009 and fiscal 2008 was 40.0% and approximately 34.6%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
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
     The following table provides cash flow related information for the first quarters of fiscal 2009 and fiscal 2008:

Dollars in millions	2009	2008

Net cash provided by operating activities	$45.7	$10.1
Net cash used for investing activities	(13.3)	(7.4)
Net cash provided by (used for) financing activities	0.1	(1.2)

Net increase in cash and cash equivalents	$32.5	$1.5

Ending cash and cash equivalents	$57.9	$19.9

Net cash provided by operating activities
     Net cash provided by operations increased by $35.6 million to $45.7 million in the first quarter of fiscal 2009, compared with net cash provided by operating activities of $10.1 million in the first quarter of fiscal 2008. The increase in cash provided by operations was primarily attributable to a decrease in inventories in the first quarter of fiscal 2009 from year end fiscal 2008 as compared to the same time period in fiscal 2008. Inventories decreased $45.3 million in the first quarter of fiscal 2009, compared with an $18.5 million decrease in the first quarter of fiscal 2008. Comparing inventory levels as of the end of the first quarters of fiscal year 2009 and 2008, inventories decreased $8.0 million, or 1.8%, year-over-year. The inventory decrease is primarily the result of a reduction in fashion and clearance merchandise levels, partially offset by an increased investment in our basic inventory categories.
Net cash used for investing activities
     Net cash used for investing activities totaled $13.3 million in the first quarter of fiscal 2009 compared with $7.4 million in the first quarter of fiscal 2008 and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirteen Weeks Ended
	May 3,	May 5,
Dollars in millions	2008	2007

Cash	$12.7	$4.5
Cash — landlord reimbursed	0.6	2.9

Total	$13.3	$7.4

     We continue to anticipate capital expenditures for the full fiscal year 2009 to be approximately $50 to $55 million, net of landlord allowances of approximately $11 million. During the first quarter of fiscal 2009, we remodeled 12 stores, four of which were classified as large-format stores as a result of the remodel. We did not open any stores in the first quarter of fiscal 2009 as compared to the opening of three stores in the first quarter of the prior year. Investment in information technology projects and store related expenditures, including store remodels, represented the majority of the capital spending.
Net cash provided by (used for) financing activities
     Net cash provided by financing activities was $0.1 million during the first quarter of fiscal 2009 compared with net cash used for financing activities of $1.2 million during the same period in fiscal 2008. Debt borrowings were $100.0 million at the end of the first quarter of fiscal 2009, which is the same level as at the beginning of the fiscal year and a decrease of $17.8 million from the end of the prior year first quarter. This decrease from the prior year was primarily the result of reduced inventory levels as well as other working capital improvements.

     Our liquidity is based, in part, on our debt ratings. Currently, our long-term unsecured debt is rated “Caa2” by Moody’s Investor Service and “CCC+” by Standard & Poor’s Ratings Services. Both Moody’s and Standard & Poor’s rate our outlook as positive. In May 2008, Moody’s confirmed the “Caa2” rating and changed their outlook from stable to positive and Standard & Poor’s raised our rating from “CCC” to “CCC+” and maintained their positive outlook. These changes by the rating agencies reflect the positive trends in operating performance over the past six quarters and improved credit metrics. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
     As of May 3, 2008, we had the ability to borrow $225 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 18.4% at May 3, 2008, 18.5% at February 2, 2008 and 22.1% at May 5, 2007.
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
Critical Accounting Policies
     Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our fiscal 2008 Annual Report on Form 10-K in the notes to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Contractual Obligations
     There have been no material changes to the table of contractual obligations presented on page 34 of our Annual Report on Form 10-K for the year ended February 2, 2008.

Cautionary Statement Concerning Forward-Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” of our fiscal 2008 Annual Report on Form 10K, as well as general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, longer-term unseasonable weather or widespread severe weather, our ability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The market risk of our financial instruments as of May 3, 2008 has not significantly changed since February 2, 2008. Information regarding our financial instruments and market risk as of February 2, 2008 is disclosed in our fiscal 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Jo-Ann Stores, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     In connection with the preparation of this Quarterly Report on Form 10-Q as of May 3, 2008, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A.	Risk Factors
     There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

				Maximum Number of
			Total Number of Shares	Shares that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number	Average Price Paid	Publicly Announced	the Plans or
	of Shares Purchased	per Share	Plans or Programs	Programs

February 3 — March 1, 2008	926	$15.20	1,027,855	1,122,145
March 2 — April 5, 2008	57,690	$14.79	1,085,545	1,064,455
April 6 — May 3, 2008	—	$—	1,085,545	1,064,455

Total	58,616	$14.80	1,085,545	1,064,455

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

JO-ANN STORES, INC.
DATE: June 12, 2008	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer