Form 10-Q
period 2008-08-02
JO-ANN STORES INC
filed 2008-09-11
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 29, 2008: 25,616,452

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended August 2, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	August 2,	August 4,	February 2,
	2008	2007	2008
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$41.2	$16.7	$25.4
Inventories	472.6	507.9	472.2
Deferred income taxes	25.6	39.2	26.4
Prepaid expenses and other current assets	26.4	25.0	23.8

Total current assets	565.8	588.8	547.8

Property, equipment and leasehold improvements, net	304.6	307.7	297.5
Goodwill	11.8	—	11.8
Other assets	12.4	10.0	12.3

Total assets	$894.6	$906.5	$869.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$171.1	$178.5	$145.3
Accrued expenses	93.1	70.8	97.1

Total current liabilities	264.2	249.3	242.4

Long-term debt	100.0	159.0	100.0
Long-term deferred income taxes	—	14.5	—
Lease obligations and other long-term liabilities	91.3	84.0	87.0

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 28,594,867; 27,999,434 and 28,072,032 shares, respectively	1.4	1.4	1.4
Additional paid-in capital	203.5	189.7	194.6
Retained earnings	279.8	253.0	288.5

	484.7	444.1	484.5
Treasury stock, at cost; 3,657,758; 3,581,809 and 3,586,872 shares, respectively	(45.6)	(44.4)	(44.5)

Total shareholders’ equity	439.1	399.7	440.0

Total liabilities and shareholders’ equity	$894.6	$906.5	$869.4

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(Dollars in millions, except share and per share data)
Net sales	$403.0	$388.5	$849.1	$812.7
Cost of sales (exclusive of depreciation and amortization shown separately below)	211.2	211.1	450.5	434.7

Gross margin	191.8	177.4	398.6	378.0

Selling, general and administrative expenses	191.6	188.1	376.1	373.6
Store pre-opening and closing costs	3.5	2.7	5.3	5.1
Depreciation and amortization	13.2	12.8	26.3	25.4

Operating loss	(16.5)	(26.2)	(9.1)	(26.1)
Interest expense, net	2.2	2.7	4.6	5.4

Loss before income taxes	(18.7)	(28.9)	(13.7)	(31.5)
Income tax benefit	(7.0)	(10.5)	(5.0)	(11.4)

Net loss	$(11.7)	$(18.4)	$(8.7)	$(20.1)

Net loss per common share — basic	$(0.47)	$(0.76)	$(0.35)	$(0.83)

Net loss per common share — diluted	$(0.47)	$(0.76)	$(0.35)	$(0.83)

Weighted average shares outstanding (in thousands):
Basic	24,794	24,346	24,668	24,175

Diluted	24,794	24,346	24,668	24,175

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
	(Dollars in millions)
Net cash flows provided by (used for) operating activities:
Net loss	$(8.7)	$(20.1)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	26.3	25.4
Deferred income taxes	(0.7)	2.7
Stock-based compensation expense	5.1	4.7
Amortization of deferred financing costs	0.5	0.5
Loss on disposal of fixed assets	0.3	0.5
Changes in operating assets and liabilities:
Increase in inventories	(0.4)	(54.5)
(Increase) decrease in prepaid expenses and other current assets	(2.6)	5.4
Increase in accounts payable	25.8	31.0
Decrease in accrued expenses	(4.0)	(15.2)
Increase (decrease) in lease obligations, net	4.4	(0.5)
Decrease in other long-term liabilities	(0.1)	(0.6)
Other, net	0.9	0.4

Net cash provided by (used for) operating activities	46.8	(20.3)

Net cash flows used for investing activities:
Capital expenditures	(33.7)	(21.8)

Net cash used for investing activities	(33.7)	(21.8)

Net cash flows provided by financing activities:
Net change in revolving credit facility	—	33.7
Proceeds from stock-based compensation plans	3.0	6.6
Other, net	(0.3)	0.1

Net cash provided by financing activities	2.7	40.4

Net increase (decrease) in cash and cash equivalents	15.8	(1.7)
Cash and cash equivalents at beginning of period	25.4	18.4

Cash and cash equivalents at end of period	$41.2	$16.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.1	$4.9
Income taxes, net of refunds	2.8	0.9
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
     Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 768 retail stores in 47 states at August 2, 2008.
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
     Typical of most retail companies, the company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of August 4, 2007 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
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
     The following table presents information necessary to calculate basic and diluted income (loss) per common share (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Weighted average shares outstanding:
Basic common shares	24,794	24,346	24,668	24,175
Incremental shares from assumed exercise of stock options	—	—	—	—
Incremental restricted shares	—	—	—	—

Diluted common shares	24,794	24,346	24,668	24,175

     For the second quarter and first half of fiscal 2009 and fiscal 2008, all outstanding stock-based awards were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the company’s net loss for these periods.
Note 3 — Shareholders’ Equity
     During the first half of fiscal 2009, shares outstanding increased by 452,000 as follows:

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Retained	Treasury	Shareholders’
	Shares	Shares	Value	Capital	Earnings	Stock	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, February 2, 2008	24,485	3,587	$1.4	$194.6	$288.5	$(44.5)	$440.0
Net income	—	—	—	—	(8.7)	—	(8.7)
Exercise of stock options	222	—	—	2.0	—	—	2.0
Tax on equity compensation	—	—	—	0.8	—	—	0.8
Stock-based compensation	222	—	—	5.1	—	—	5.1
Purchase of common stock	(71)	71	—	—	—	(1.1)	(1.1)
Associate Stock Ownership Plan	79	—	—	1.0	—	—	1.0

Year-to-date activity	452	71	—	8.9	(8.7)	(1.1)	(0.9)

Balance, August 2, 2008	24,937	3,658	$1.4	$203.5	$279.8	$(45.6)	$439.1

     As of August 2, 2008, the company had 1,970,498 stock options outstanding and 733,675 restricted stock awards issued but not yet vested.
Note 4 — Segment Reporting
     At August 2, 2008, the company operated 201 large-format stores and 567 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The Company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction is whether or not a store in the 24,000 square foot range has been recently built or remodeled and contains a broad assortment of craft categories.
     The company’s reportable segments include large-format stores, small-format stores and other. The small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. The large-format stores offer an expanded and more comprehensive product assortment than the small-format stores. The large-format stores also generally offer custom framing and educational programs that the small-format stores do not. The “other” category includes unallocated corporate assets and overhead in addition to the operating results of the company’s joann.com Internet business. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
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

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated

Thirteen Weeks Ended August 2, 2008
Net sales	$209.0	$186.9	$7.1	$403.0
Store pre-opening and closing costs	1.5	2.0	—	3.5
Depreciation and amortization	7.8	2.3	3.1	13.2
Operating profit (loss)	5.5	12.3	(34.3)	(16.5)

Capital expenditures	6.5	7.3	6.6	20.4

Thirteen Weeks Ended August 4, 2007
Net sales	$202.8	$185.7	$—	$388.5
Store pre-opening and closing costs	0.9	1.8	—	2.7
Depreciation and amortization	7.8	2.2	2.8	12.8
Operating profit (loss)	(2.0)	7.2	(31.4)	(26.2)

Capital expenditures	5.3	5.6	3.5	14.4

Twenty-Six Weeks Ended August 2, 2008
Net sales	$439.2	$394.6	$15.3	$849.1
Store pre-opening and closing costs	2.7	2.6	—	5.3
Depreciation and amortization	15.6	4.5	6.2	26.3
Operating profit (loss)	21.0	37.2	(67.3)	(9.1)

Capital expenditures	11.0	8.1	14.6	33.7
Property, equipment and leasehold improvements, net	161.1	35.2	108.3	304.6

Twenty-Six Weeks Ended August 4, 2007
Net sales	$422.1	$390.6	$—	$812.7
Store pre-opening and closing costs	1.8	3.3	—	5.1
Depreciation and amortization	15.4	4.4	5.6	25.4
Operating profit (loss)	8.8	28.6	(63.5)	(26.1)

Capital expenditures	11.7	6.1	4.0	21.8
Property, equipment and leasehold improvements, net	173.4	38.8	95.5	307.7

Note 5 — Consolidating Financial Statements (Unaudited)
     The company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain of the wholly-owned subsidiaries of the company. The senior subordinated notes are subordinated to the company’s credit facility.
     Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of August 2, 2008 and February 2, 2008 and for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 is as follows:

Consolidating Balance Sheets
August 2, 2008

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$15.5	$25.7	$—	$41.2
Inventories	207.1	265.5		472.6
Deferred income taxes	18.6	7.0		25.6
Prepaid expenses and other current assets	18.7	7.7		26.4

Total current assets	259.9	305.9	—	565.8

Property, equipment and leasehold improvements, net	156.0	148.6		304.6
Goodwill	11.8	—		11.8
Other assets	18.5	(6.1)		12.4
Investment in subsidiaries	70.2	—	(70.2)	—
Intercompany receivable	344.5	—	(344.5)	—

Total assets	$860.9	$448.4	$(414.7)	$894.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$164.8	$6.3	$—	$171.1
Accrued expenses	97.3	(4.2)		93.1

Total current liabilities	262.1	2.1	—	264.2

Long-term debt	100.0	—		100.0
Lease obligations and other long-term liabilities	59.7	31.6		91.3
Intercompany payable	—	344.5	(344.5)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	203.5	—		203.5
Retained earnings	279.8	70.2	(70.2)	279.8

	484.7	70.2	(70.2)	484.7
Treasury stock, at cost	(45.6)	—		(45.6)

Total shareholders’ equity	439.1	70.2	(70.2)	439.1

Total liabilities and shareholders’ equity	$860.9	$448.4	$(414.7)	$894.6

Note 5 — Consolidating Financial Statements (Unaudited) — CONTINUED
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

Note 5 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended August 2, 2008 and August 4, 2007

	August 2, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$215.2	$304.2	$(116.4)	$403.0
Cost of sales (exclusive of depreciation and amortization shown separately below)	121.2	206.4	(116.4)	211.2

Gross margin	94.0	97.8	—	191.8
Selling, general and administrative expenses	99.0	92.6		191.6
Store pre-opening and closing costs	2.2	1.3		3.5
Depreciation and amortization	6.7	6.5		13.2

Operating loss	(13.9)	(2.6)	—	(16.5)
Interest expense, net	0.9	1.3		2.2

Loss before income taxes	(14.8)	(3.9)	—	(18.7)
Income tax benefit	(5.7)	(1.3)		(7.0)

Loss before equity loss	(9.1)	(2.6)	—	(11.7)
Equity loss from subsidiaries	(2.6)	—	2.6	—

Net loss	$(11.7)	$(2.6)	$2.6	$(11.7)

	August 4 , 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$211.3	$301.5	$(124.3)	$388.5
Cost of sales (exclusive of depreciation and amortization shown separately below)	121.5	213.9	(124.3)	211.1

Gross margin	89.8	87.6	—	177.4
Selling, general and administrative expenses	94.6	93.5		188.1
Store pre-opening and closing costs	1.3	1.4		2.7
Depreciation and amortization	6.3	6.5		12.8

Operating loss	(12.4)	(13.8)	—	(26.2)
Interest expense, net	1.3	1.4		2.7

Loss before income taxes	(13.7)	(15.2)	—	(28.9)
Income tax benefit	(4.2)	(6.3)		(10.5)

Loss before equity loss	(9.5)	(8.9)	—	(18.4)
Equity loss from subsidiaries	(8.9)	—	8.9	—

Net loss	$(18.4)	$(8.9)	$8.9	$(18.4)

Note 5 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Twenty-Six Weeks Ended August 2, 2008 and August 4, 2007

	August 2, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$453.8	$640.8	$(245.5)	$849.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	260.8	435.2	(245.5)	450.5

Gross margin	193.0	205.6	—	398.6
Selling, general and administrative expenses	187.4	188.7		376.1
Store pre-opening and closing costs	3.1	2.2		5.3
Depreciation and amortization	13.2	13.1		26.3

Operating (loss) income	(10.7)	1.6	—	(9.1)
Interest expense, net	2.0	2.6		4.6

Loss before income taxes	(12.7)	(1.0)	—	(13.7)
Income tax benefit	(4.7)	(0.3)		(5.0)

Loss before equity loss	(8.0)	(0.7)	—	(8.7)
Equity loss from subsidiaries	(0.7)	—	0.7	—

Net loss	$(8.7)	$(0.7)	$0.7	$(8.7)

	August 4, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net sales	$444.4	$577.4	$(209.1)	$812.7
Cost of sales (exclusive of depreciation and amortization shown separately below)	249.8	394.0	(209.1)	434.7

Gross margin	194.6	183.4	—	378.0
Selling, general and administrative expenses	187.9	185.7		373.6
Store pre-opening and closing costs	2.2	2.9		5.1
Depreciation and amortization	12.5	12.9		25.4

Operating loss	(8.0)	(18.1)	—	(26.1)
Interest expense, net	2.5	2.9		5.4

Loss before income taxes	(10.5)	(21.0)	—	(31.5)
Income tax benefit	(3.7)	(7.7)		(11.4)

Loss before equity loss	(6.8)	(13.3)	—	(20.1)
Equity loss from subsidiaries	(13.3)	—	13.3	—

Net loss	$(20.1)	$(13.3)	$13.3	$(20.1)

Note 5 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended August 2, 2008 and August 4, 2007

	August 2, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash provided by operating activities	$42.4	$4.4	$—	$46.8

Net cash flows used for investing activities:
Capital expenditures	(28.6)	(5.1)		(33.7)

Net cash used for investing activities	(28.6)	(5.1)	—	(33.7)

Net cash flows provided by financing activities:
Proceeds from stock-based compensation plans	3.0	—		3.0
Other, net	(0.3)	—		(0.3)

Net cash provided by financing activities	2.7	—	—	2.7

Net increase (decrease) in cash and cash equivalents	16.5	(0.7)	—	15.8
Cash and cash equivalents at beginning of period	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of period	$15.5	$25.7	$—	$41.2

	August 4, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net cash (used for) provided by operating activities	$(32.8)	$12.5	$—	$(20.3)

Net cash flows used for investing activities:
Capital expenditures	(8.5)	(13.3)		(21.8)

Net cash used for investing activities	(8.5)	(13.3)	—	(21.8)

Net cash flows provided by financing activities:
Net change in revolving credit facility	33.7	—		33.7
Proceeds from stock-based compensation plans	6.6	—		6.6
Other, net	0.1	—		0.1

Net cash provided by financing activities	40.4	—	—	40.4

Net decrease in cash and cash equivalents	(0.9)	(0.8)	—	(1.7)
Cash and cash equivalents at beginning of period	(8.8)	27.2		18.4

Cash and cash equivalents at end of period	$(9.7)	$26.4	$—	$16.7

Note 6 — Subsequent Event
     On September 5, 2008, the company amended certain terms and extended the maturity of its Credit Facility, originally entered into as of April 24, 2001 (the “Amended Facility”). The Amended Facility, which expires on September 5, 2013, is a $300 million revolver led by Bank of America, N.A. and is secured by a first priority security interest in the company’s inventory, accounts receivable, personal property and other assets and is guaranteed by certain of the company’s wholly-owned subsidiaries. The company has the option to increase the size of the Amended Facility to $400 million in increments of $25 million subject to certain conditions, as defined. Interest on borrowings under the Amended Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of excess availability as defined in the credit agreement. The Amended Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, will be amortized over the term of the Amended Facility.
     The Amended Facility contains customary covenants that, among other things, restrict the company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of its business. The company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, the company is required to comply with a minimum fixed charge ratio covenant, as defined, if excess availability is less than 10 percent of the borrowing base at any time. The Amended Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control.

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
     As of August 2, 2008, we operated 768 stores in 47 states (201 large-format stores and 567 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
     Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also generally offer custom framing and educational programs that our small-format stores do not. They averaged approximately 38,000 square feet and generated average net sales per store of approximately $4.9 million in fiscal 2008. As new large-format stores are opened, these new stores will average less than 38,000 square feet. Our small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 14,700 square feet and generated average net sales per store of approximately $1.5 million in fiscal 2008.
Executive Overview
     We delivered another solid performance in the second quarter of fiscal 2009, with a 3.3% increase in same-store sales. This represents our sixth consecutive quarter of same-store sales growth.
     Our fiscal 2009 second quarter sales performance was driven by strength in basic categories, including sewing notions, quilting, needle arts and food crafting. Craft sales grew at a slightly faster rate than our sewing business for the quarter, which helped offset weakness in our seasonal categories.
     Gross margins improved significantly in the second quarter of fiscal 2009, due primarily to less clearance activity this year compared to last year. We are carefully managing inventory levels, as shown by the $35.3 million or 7% reduction in inventory compared to the second quarter last year. We have reduced higher risk fashion and seasonal inventories and improved the markdown process related to plan-o-gram resets. These actions resulted in less clearance markdown activity for the second quarter of fiscal 2009 and led to a 190 basis point improvement in gross margin as compared to the second quarter of fiscal 2008. We expect to continue improving gross margin going forward through effective inventory and markdown management and global sourcing initiatives. However, we do not expect the same magnitude of incremental improvement in gross margin that we achieved in the second quarter of fiscal 2009.
     We continue to make progress in reducing selling, general and administrative (“SG&A”) expenses as a percent of sales. As a percentage of sales, SG&A improved by 90 basis points for the second quarter of fiscal 2009 compared to the second quarter last year, which we attribute to both sales leverage and continued focus on expense management.
     As a result of the improvements in sales, gross margin, and SG&A, we were able to reduce our loss to $0.47 per share for the second quarter of fiscal 2009 compared to the loss of $0.76 per share in the second quarter of last year, representing our eighth consecutive quarter of year-over-year earnings improvement.
     We are still on track to complete the roll out of our new Point-of-Sale system in all stores by the end of the third quarter of fiscal 2009. All applications continue to perform as expected. We will incur additional SG&A expenses related to this project in the third quarter of fiscal 2009; however, the investment in systems is expected to deliver a return that exceeds our cost of capital and will help us achieve stronger financial results over the long term.
     In addition to investing in systems, revitalizing our store portfolio is another key initiative. In the second quarter of fiscal 2009, we opened three new large-format stores and remodeled 11 stores.
     Our store activity will ramp up in the third quarter of fiscal 2009, when we will open 13 new stores and complete most of the work on five additional new stores that will open early in the fourth quarter of fiscal 2009. This will take our total new store openings for fiscal 2009 to 21, with an average store size of 26,000 square feet, compared to only six new stores for fiscal 2008 at an average of 34,000 square feet.
     Also in the third quarter of fiscal 2009, we will complete seven additional remodels, bringing our total for fiscal 2009 to 29, compared to 26 for fiscal 2008.
     In addition to the remodels, we will complete approximately 200 small-format optimization projects during the third quarter of fiscal 2009. Small-format optimization projects involve the remerchandising of stores which do not qualify for a full remodel because they are either too small or have a short remaining lease term. These optimization projects will allow us to better utilize the existing square footage in these stores and expand our craft assortment. The total capital investment of these optimization projects is expected to be approximately $0.8 million.
     All of the above store initiatives enable us to expand our craft assortments in more markets, which assists in capturing additional market share in the craft business. In addition, our initiative to improve the quality and selection of fabrics, along with Wal-Mart’s removal of fabrics in many stores, allows us to capture additional fabric market share as well.
     In summary, we have managed to deliver positive sales and earnings growth in spite of the weak economy. Our balance sheet also continues to strengthen each quarter. While the economic and consumer spending environment remains challenging in the near term, we believe that we can deliver improved financial results this year, while enhancing our market share and competitive position for the long term.
Recent Developments and Business Update
     We are updating our previously announced outlook for fiscal 2009. Based upon our first half results, our operating assumptions for the remainder of the year, continued implementation of our strategic growth plans and current uncertain economic conditions, we expect year-over-year improvement in our performance in fiscal 2009. The key considerations underlying our outlook for fiscal 2009 include:
•	Same-store sales growth of 2.0% to 3.5% for the year versus the previously announced range of 1% to 3%;

•	Gross margin rate improvement for the year;

•	SG&A expense leverage improvement as a percentage of net sales for the year;

•	Capital expenditures for the full year of approximately $60 million versus our previous estimate of $50 to $55 million;

•	Earnings per diluted share in the range of $0.95 to $1.05 for the year versus the previously announced range of $0.75 to $0.85; and

•	Weighted-average diluted share count of approximately 25.5 million shares for the year.
Results of Operations
     The following table sets forth our results of operations through operating loss, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Twenty-Six Weeks
	Weeks Ended		Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	47.6%	45.7%	46.9%	46.5%
Selling, general and administrative expenses	47.5%	48.4%	44.3%	46.0%
Store pre-opening and closing costs	0.9%	0.7%	0.6%	0.6%
Depreciation and amortization	3.3%	3.3%	3.1%	3.1%

Operating loss	(4.1)%	(6.7)%	(1.1)%	(3.2)%

Comparison of the Thirteen Weeks Ended August 2, 2008 to August 4, 2007
     Net Sales. Net sales for the second quarter of fiscal 2009 increased 3.7% to $403.0 million from $388.5 million in the prior year. Same-store sales increased 3.3% during the second quarter compared with a same-store sales increase of 7.0% in the second quarter last year. The increase in sales was driven primarily by higher average ticket due to new product assortments, better in-stocks, and the benefit of competitive withdrawals from the sewing business. In addition, customer transactions increased due to an improvement in our conversion rate, partially offset by a slight decrease in traffic.
     Large-format stores’ net sales for the second quarter of fiscal 2009 increased 3.1% to $209.0 million from $202.8 million last year. Same-store sales for large-format stores increased 2.3% for the quarter, compared with a same-store sales increase of 9.2% in the second quarter last year. The increase in sales for large-format stores was due to both a higher average ticket and an increase in customer transactions resulting from an improvement in our conversion rate, which was partially offset by a slight decrease in traffic.
     Small-format stores’ net sales for the second quarter of fiscal 2009 increased 0.6% to $186.9 million from $185.7 million last year. Same-store sales performance for small-format stores increased 4.4% compared with a same-store sales increase of 4.8% for the second quarter of fiscal 2008. The increase in sales for small-format stores was driven by higher average ticket. In addition, customer transactions increased due to an improvement in our conversion rate, partially offset by a slight decrease in traffic. We continue to see the ongoing benefits from store remodels in our small-format stores as well as benefits from capitalizing on competitive changes in the sewing business.
     Large-format stores accounted for approximately 51.8% of total second quarter net sales in fiscal 2009 as compared to 52.2% for the same period in the prior year. Small-format stores accounted for approximately 46.4% of total second quarter net sales in fiscal 2009 as compared to 47.8% for the same period in the prior year. Internet sales through Joann.com accounted for the remaining 1.8% of second quarter net sales in fiscal 2009. During the second quarter of fiscal 2008, we were a minority owner of Joann.com and therefore did not include its sales as part of total sales during that period.
     On a category basis, our sewing businesses represented 50.9% of our fiscal 2009 second quarter net sales volume and increased 4.5% on a same-store sales basis over the second quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting.
     Our non-sewing businesses represented 49.1% of our fiscal 2009 second quarter net sales volume and were up 1.3% on a same-store sales basis over the second quarter of the prior year. Gains in needle arts and basic craft categories were partially offset by declines in summer seasonal categories.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales. We exclude a portion of the distribution network and occupancy costs from gross margin and include them within SG&A. As a percent of net sales, gross margin increased 190 basis points to 47.6% for the second quarter of fiscal 2009 compared with 45.7% for the same quarter last year. The increase is primarily due to a smaller percentage of clearance sales to total sales in the second quarter of fiscal 2009 as compared to the same period of the prior year.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $191.6 million in the second quarter of fiscal 2009 compared with $188.1 million in the second quarter of the prior year. As a percentage of net sales, SG&A expense during the fiscal 2009 second quarter improved by 90 basis points to 47.5% of net sales, from 48.4% of net sales in the second quarter of last year. Our improved SG&A leverage reflects the continued focus on managing our costs which have increased by 0.7% on a year-to-date basis while at the same time net sales increased by 4.5%.
     Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs increased $0.8 million during the second quarter of fiscal 2009 to $3.5 million, compared with $2.7 million in the second quarter last year, primarily due to spending related to expected fiscal 2009 third quarter store activity. During the second quarter of fiscal 2009, we opened three new stores and closed one large-format store and six small-format stores versus the same period last year when we opened two large-format stores and closed seven small-format stores.
     During the second quarter of fiscal 2009, we remodeled 11 stores, of which none were transitioned from a small-format to a large-format layout. During the second quarter of fiscal 2008, we remodeled 19 stores, of which five were transitioned from a small-format to a large-format layout.
     Depreciation and amortization. Depreciation and amortization expense in the second quarter of fiscal 2009 increased $0.4 million to $13.2 million from $12.8 million for the second quarter of the prior year. The increase primarily is due to incremental depreciation associated with fiscal 2008 expenditures related to technology as well as spending on new stores and remodels.
     Operating loss. Operating loss was $16.5 million in the second quarter of fiscal 2009 compared with an operating loss of $26.2 million in the same period of the prior year. The improvement in overall operating loss is the result of a combination of growth in same-store sales driven by higher average ticket and an improved conversion rate due to new product assortments, better in-stocks, the benefit of competitive withdrawals from the sewing business and our continued efforts to control expenses.

     Operating profit for large-format stores was $5.5 million in the second quarter of fiscal 2009 versus operating loss of $2.0 million in the second quarter last year. The improvement in large-format store operating profit was driven by higher average ticket combined with continued cost control efforts.
     Operating profit for small-format stores was $12.3 million in the second quarter of fiscal 2009 versus $7.2 million in the second quarter last year. The increase in operating profit was driven both by higher average ticket and disciplined cost controls.
     Interest expense. Interest expense in the second quarter of fiscal 2009 decreased $0.5 million to $2.2 million from $2.7 million in the second quarter last year, primarily due to a decrease in our average borrowing levels. For the second quarter of fiscal 2009, our borrowing levels decreased to an average of $100 million from an average of $123 million outstanding in the second quarter of fiscal 2008.
     Income taxes. Our effective income tax rate for the second quarters of fiscal 2009 and fiscal 2008 was 37.4% and 36.3%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Comparison of the Twenty-Six Weeks Ended August 2, 2008 to August 4, 2007
     Net Sales. Net sales for the first half of fiscal 2009 increased 4.5% to $849.1 million from $812.7 million in the prior year. Same-store sales increased 3.9% during the first half of fiscal 2009 compared with a same-store sales increase of 4.2% in the first half last year. The increase in sales was driven primarily by higher average ticket due to new product assortments, better in-stocks, and the benefit of competitive withdrawals from the sewing business. In addition, customer transactions increased due to an improvement in our conversion rate, partially offset by a slight decrease in traffic.
     Large-format stores’ net sales for the first half of fiscal 2009 increased 4.1% to $439.2 million from $422.1 million last year. Same-store sales for large-format stores increased 2.8% for the half, compared with a same-store sales increase of 5.9% in the first half last year. The increase in sales for large-format stores was due to higher average ticket. In addition, customer transactions increased due to an improvement in our conversion rate, partially offset by a slight decrease in traffic.
     Small-format stores’ net sales for the first half of fiscal 2009 increased 1.0% to $394.6 million from $390.6 million last year. Same-store sales performance for small-format stores increased 5.2% compared with a same-store sales increase of 2.7% for the same period in fiscal 2008. The increase in sales for small-format stores was driven by higher average ticket. In addition, customer transactions increased due to an improvement in our conversion rate, partially offset by a slight decrease in traffic. We continue to see the ongoing benefit from competitive factors in the sewing business in our small-format stores as well as benefits realized from store remodels.
     Large-format stores accounted for approximately 51.7% of total first half net sales in fiscal 2009 as compared to 51.9% for the same period in the prior year. Small-format stores accounted for approximately 46.5% of total first half net sales in fiscal 2009 as compared to 48.1% for the same period in the prior year. Internet sales through Joann.com accounted for the remaining 1.8% of first half net sales in fiscal 2009. During the first half of fiscal 2008, we were a minority owner of Joann.com and therefore did not include its sales as part of total sales during that period.
     On a category basis, our sewing businesses represented 51.6% of our fiscal 2009 first half net sales volume and increased approximately 6.0% on a same-store sales basis over the first half of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting.

     Our non-sewing businesses represented 48.4% of our fiscal 2009 first half net sales volume and were flat on a same-store sales basis over the first half of the prior year. Gains in needle arts, party, seasonal craft and basic craft categories were offset by declines in the spring and summer seasonal categories.
     Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales. We exclude a portion of the distribution network and occupancy costs from gross margin and include them within SG&A. As a percent of net sales, gross margin increased 40 basis points to 46.9% for the first half of fiscal 2009 compared with 46.5% for the same half last year. The increase is primarily due to the benefit of a smaller percentage of clearance sales to total sales during the first half of fiscal 2009 as compared to the same period of the prior year. For the balance of fiscal 2009, we expect to realize year-over-year improvements in gross margin driven by effective inventory and markdown management and global sourcing initiatives.
     Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $376.1 million in the first half of fiscal 2009 compared with $373.6 million in the prior year first half. As a percentage of net sales, SG&A expense during the fiscal 2009 first half decreased 170 basis points to 44.3% of net sales, from 46.0% of net sales in the first half of last year. The decrease is primarily the result of expense leverage from the increase in sales as well as continued cost control efforts.
     While we will continue to place a diligent focus on controlling our costs, for the balance of fiscal 2009, we do not expect the same level of improvement that we experienced in the first half of fiscal 2009 as we begin to cycle through last year’s expense reductions and due to incremental expenses related to our store systems roll-out.
     Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs increased $0.2 million during the first half of fiscal 2009 to $5.3 million, compared with $5.1 million in the first half last year, primarily due to spending related to expected fiscal 2009 third quarter store activity. During the first half of fiscal 2009, we opened three large-format stores and closed two large-format stores and seven small-format stores versus the same period last year when we opened five large-format stores and closed 17 small-format stores. For fiscal 2009, we expect to open 21 new stores. We also expect to close approximately 30 stores.
     During the first half of fiscal 2009, we remodeled 22 stores, of which four were transitioned from a small-format to a large-format layout. During the first half of fiscal 2008, we remodeled 21 stores, of which five were transitioned from a small-format to a large-format layout.
     We expect to remodel approximately 30 stores during the full fiscal year of 2009, of which five are expected to transition from a small-format to a large-format layout. During the full fiscal year of 2008, we remodeled 26 stores, of which five transitioned from a small-format to a large-format layout.
     Depreciation and amortization. Depreciation and amortization expense in the first half of fiscal 2009 increased $0.9 million to $26.3 million from $25.4 million for the first half of the prior year. The increase is due to incremental depreciation associated with expenditures related to technology as well as spending on new stores and remodels.

     Operating loss. Operating loss was $9.1 million in the first half of fiscal 2009 compared with an operating loss of $26.1 million in the same period of the prior year. The improvement in overall operating loss is the result of a combination of growth in sales driven by higher average ticket and an improved conversion rate due to new product assortments, better in-stocks, more effective marketing, the benefit of competitive withdrawals from the sewing business and our continued efforts to control expenses.
     Operating profit for large-format stores was $21.0 million in the first half of fiscal 2009 versus operating profit of $8.8 million in the first half last year. The improvement in large-format store operating profit was driven by higher average ticket combined with continued cost control efforts.
     Operating profit for small-format stores was $37.2 million in the first half of fiscal 2009 versus $28.6 million in the first half last year. The increase in operating profit was driven both by higher average ticket and disciplined cost controls.
     Interest expense. Interest expense in the first half of fiscal 2009 decreased $0.8 million to $4.6 million from $5.4 million in the first half last year, primarily due to a decrease in our average borrowing levels. For the first half of fiscal 2009, our borrowing levels decreased to an average of $100 million from an average of $121 million outstanding in the first half of fiscal 2008.
     Income taxes. Our effective income tax rate for the first half of fiscal 2009 and fiscal 2008 was 36.5% and 36.2%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
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
     The following table provides cash flow related information for the first half of fiscal 2009 and fiscal 2008:

Dollars in millions	2009	2008

Net cash provided by (used for) operating activities	$46.8	$(20.3)
Net cash used for investing activities	(33.7)	(21.8)
Net cash provided by financing activities	2.7	40.4

Net increase (decrease) in cash and cash equivalents	$15.8	$(1.7)

Ending cash and cash equivalents	$41.2	$16.7

Net cash provided by (used for) operating activities
     Net cash provided by operations increased by $67.1 million to $46.8 million in the first half of fiscal 2009, compared with net cash used for operating activities of $20.3 million in the first half of fiscal 2008. The increase in cash provided by operations was primarily attributable to a decrease in inventory purchases in the first half of fiscal 2009 from year-end fiscal 2008 as compared to the same time period in fiscal 2008. Inventories increased $0.4 million in the first half of fiscal 2009, compared with a $54.5 million increase in the first half of fiscal 2008. Comparing inventory levels as of the end of the first half of fiscal year 2009 and 2008, inventories decreased $35.3 million, or 7.0%, year-over-year. The inventory decrease is primarily the result of a reduction in fashion and clearance merchandise levels.
Net cash used for investing activities
     Net cash used for investing activities totaled $33.7 million in the first half of fiscal 2009, compared with $21.8 million in the first half of fiscal 2008, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Twenty-Six Weeks Ended
	August 2,	August 4,
Dollars in millions	2008	2007
Cash	$30.9	$17.7
Cash — landlord reimbursed	2.8	4.1

Total	$33.7	$21.8

     We anticipate capital expenditures for the full fiscal year 2009 to be approximately $60 million, net of landlord allowances of approximately $11 million. During the first half of fiscal 2009, we remodeled 22 stores as compared to 21 stores during the first half of fiscal 2008. We opened three large-format stores in the first half of fiscal 2009 as compared to the opening of five large-format stores in the first half of the prior year. Investment in information technology projects and store-related expenditures, including store remodels, represented the majority of the capital spending.
Net cash provided by financing activities
     Net cash provided by financing activities was $2.7 million during the first half of fiscal 2009, compared with $40.4 million during the same period in fiscal 2008. Debt borrowings were $100.0 million at the end of the first half of fiscal 2009, which is the same level as at the beginning of the fiscal year and a decrease of $59.0 million from the end of the prior year first half. This decrease from the prior year was primarily the result of reduced inventory levels as well as other working capital improvements.
     Our liquidity is based, in part, on our debt ratings. Currently, our long-term unsecured debt is rated “Caa2” by Moody’s Investor Service and “CCC+” by Standard & Poor’s Ratings Services. Both Moody’s and Standard & Poor’s rate our outlook as positive. In May 2008, Moody’s confirmed the “Caa2” rating and changed their outlook from stable to positive and Standard & Poor’s raised our rating from “CCC” to “CCC+” and maintained their positive outlook. These changes by the rating agencies reflect the positive trends in operating performance over the prior six quarters and improved credit metrics. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
     As of August 2, 2008, we had the ability to borrow $264 million under our bank credit facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 18.5% at August 2, 2008, 18.5% at February 2, 2008 and 28.5% at August 4, 2007.

     On September 5, 2008, we (including certain of our subsidiaries) amended certain terms and extended the maturity of our Credit Facility, originally entered into as of April 24, 2001 (the “Amended Facility”). The Amended Facility, which expires on September 5, 2013, is a $300 million revolver led by Bank of America, N.A. and is secured by a first priority security interest in our inventory, accounts receivable, personal property and other assets and is guaranteed by one of our wholly-owned subsidiaries. We have the option to increase the size of the Amended Facility to $400 million in increments of $25 million subject to certain conditions, as defined in the credit agreement. Interest on borrowings under the Amended Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of excess availability as defined in the credit agreement. The Amended Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, will be amortized over the term of the Amended Facility.
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
Critical Accounting Policies
     Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical can be found in our fiscal 2008 Annual Report on Form 10-K in the notes to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Contractual Obligations
     There have been no material changes to the table of contractual obligations and commitments presented on page 34 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Cautionary Statement Concerning Forward-Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” of our fiscal 2008 Annual Report on Form 10K, as well as general economic conditions, changes in customer demand, changes in trends in the fabric and craft industry, seasonality, failure to manage new store growth and the store transition strategy, the availability of merchandise, changes in the competitive pricing for products, the impact of competitors’ store openings and closings and changes in product offerings, longer-term unseasonable weather or widespread severe weather, our ability to effectively manage our distribution network, our ability to recruit and retain highly qualified personnel, our ability to sell-through our inventory at acceptable prices, energy costs, increases in transportation costs, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, consumer confidence and debt levels, and other capital market and geo-political conditions. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The market risk of our financial instruments as of August 2, 2008 has not significantly changed since February 2, 2008. Information regarding our financial instruments and market risk as of February 2, 2008 is disclosed in our fiscal 2008 Annual Report on Form 10-K.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q as of August 2, 2008, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors
     There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended February 2, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs

May 4 – 31, 2008	1,400	$18.91	1,086,945	1,063,055
June 1 – July 5, 2008	802	$23.91	1,087,747	1,062,253
July 6 – August 2, 2008	10,068	$22.16	1,097,815	1,052,185

Total	12,270	$21.90	1,097,815	1,052,185

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
a)	Our Annual Meeting of Shareholders was held on June 11, 2008.

b)	Eight directors were elected to serve on the Board of Directors until the 2009 Annual Meeting of Shareholders and until a successor is elected and qualified. In addition, directors whose terms in office as directors continued after the 2008 Annnual Meeting were Scott Cowen and Alan Rosskamm.

c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

Nominee	Votes For	Votes Withheld

Joseph DePinto	21,863,633	250,850
Ira Gumberg	17,605,299	4,509,184
Patricia Morrison	18,263,236	3,851,247
Frank Newman	17,802,327	4,312,156
David Perdue	21,894,149	220,334
Beryl Raff	17,845,083	4,269,400
Tracey Travis	18,407,100	3,707,383
Darrell Webb	17,989,358	4,125,125
d)	To ratify the selection of Ernst & Young LLP to serve as our independent registered public accountants for the fiscal year ending January 31, 2009.

Votes For	Votes Against	Abstentions

22,100,182	5,859	8,441
e)	To approve a new Incentive Compensation Plan.

Votes For	Votes Against	Abstentions

13,559,386	6,510,438	29,592
f)	To approve a new Associate Stock Ownership Plan.

Votes For	Votes Against	Abstentions

19,967,123	103,960	28,334
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

JO-ANN STORES, INC.
DATE: September 11, 2008	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer