Form 10-Q
period 2008-11-01
JO-ANN STORES INC
filed 2008-12-11
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of December 1, 2008:25,855,415

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended November 1, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	November 1,	November 3,	February 2,
	2008	2007	2008
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$24.8	$29.4	$25.4
Inventories	522.3	570.9	472.2
Deferred income taxes	24.9	29.4	26.4
Prepaid expenses and other current assets	29.0	24.3	23.8

Total current assets	601.0	654.0	547.8

Property, equipment and leasehold improvements, net	311.6	301.9	297.5
Goodwill	11.8	—	11.8
Other assets	13.9	9.9	12.3

Total assets	$938.3	$965.8	$869.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$182.6	$186.4	$145.3
Accrued expenses	94.9	67.6	97.1

Total current liabilities	277.5	254.0	242.4

Long-term debt	112.7	202.0	100.0
Long-term deferred income taxes	—	16.2	—
Lease obligations and other long-term liabilities	93.0	82.7	87.0

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 28,859,179; 28,071,432 and 28,072,032 shares, respectively	1.4	1.4	1.4
Additional paid-in capital	209.5	193.0	194.6
Retained earnings	290.0	261.0	288.5

	500.9	455.4	484.5
Treasury stock, at cost; 3,662,786; 3,586,206 and 3,586,872 shares, respectively	(45.8)	(44.5)	(44.5)

Total shareholders’ equity	455.1	410.9	440.0

Total liabilities and shareholders’ equity	$938.3	$965.8	$869.4

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(Dollars in millions, except share and per share data)

Net sales	$480.1	$480.2	$1,329.2	$1,292.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	244.8	249.7	695.3	684.4

Gross margin	235.3	230.5	633.9	608.5

Selling, general and administrative expenses	199.5	199.1	575.6	572.7
Store pre-opening and closing costs	4.7	1.5	10.0	6.6
Depreciation and amortization	13.8	13.2	40.1	38.6

Operating profit (loss)	17.3	16.7	8.2	(9.4)
Gain on repurchase of notes	(2.1)	—	(2.1)	—
Interest expense, net	2.6	3.9	7.2	9.3

Income (loss) before income taxes	16.8	12.8	3.1	(18.7)
Income tax provision (benefit)	6.6	4.8	1.6	(6.6)

Net income (loss)	$10.2	$8.0	$1.5	$(12.1)

Net income (loss) per common share — basic	$0.41	$0.33	$0.06	$(0.50)

Net income (loss) per common share — diluted	$0.40	$0.32	$0.06	$(0.50)

Weighted average shares outstanding (in thousands):
Basic	25,044	24,407	24,792	24,247

Diluted	25,738	25,011	25,435	24,247

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
	(Dollars in millions)
Net cash flows provided by (used for) operating activities:
Net income (loss)	$1.5	$(12.1)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	40.1	38.6
Deferred income taxes	(0.5)	14.2
Stock-based compensation expense	7.2	6.9
Amortization of deferred financing costs	0.7	0.7
Loss on disposal of fixed assets	0.9	0.7
Gain on repurchase of notes	(2.1)	—
Changes in operating assets and liabilities:
Increase in inventories	(50.1)	(117.5)
(Increase) decrease in prepaid expenses and other current assets	(5.2)	6.1
Increase in accounts payable	37.3	38.9
Decrease in accrued expenses	(2.2)	(18.4)
Increase (decrease) in lease obligations, net	6.1	(1.8)
Decrease in other long-term liabilities	(0.1)	(0.6)
Other, net	1.3	0.4

Net cash provided by (used for) operating activities	34.9	(43.9)

Net cash flows used for investing activities:
Capital expenditures	(55.1)	(29.4)

Net cash used for investing activities	(55.1)	(29.4)

Net cash flows provided by financing activities:
Purchase of senior subordinated notes	(18.0)	—
Net change in revolving credit facility	33.1	76.7
Proceeds from stock-based compensation plans	6.0	7.7
Other, net	(1.5)	(0.1)

Net cash provided by financing activities	19.6	84.3

Net (decrease) increase in cash and cash equivalents	(0.6)	11.0
Cash and cash equivalents at beginning of period	25.4	18.4

Cash and cash equivalents at end of period	$24.8	$29.4

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$8.5	$9.9
Income taxes, net of refunds	2.2	(7.3)
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 768 retail stores in 47 states at November 1, 2008.
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
Typical of most retail companies, the company’s business is highly seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of November 3, 2007 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
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
The following table presents information necessary to calculate basic and diluted income (loss) per common share (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Weighted average shares outstanding:
Basic common shares	25,044	24,407	24,792	24,247
Incremental shares from assumed exercise of stock options	262	290	254	—
Incremental restricted shares	432	314	389	—

Diluted common shares	25,738	25,011	25,435	24,247

For the third quarter and year-to-date period of fiscal 2009, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter. An average of 660,494 stock options for the third quarter and 717,086 stock options for the year-to-date period were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.
For the third quarter of fiscal 2008, an average of 747,854 stock options were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive. For the year-to-date period of fiscal 2008, all outstanding stock-based awards were excluded from the calculation of diluted net loss per common share because they would have had an anti-dilutive effect due to the company’s net loss for this period.
Note 3 — Shareholders’ Equity
During the first thirty-nine weeks of fiscal 2009, shares outstanding increased by 711,000 as follows:

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Retained	Treasury	Shareholders’
	Shares	Shares	Value	Capital	Earnings	Stock	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, February 2, 2008	24,485	3,587	$1.4	$194.6	$288.5	$(44.5)	$440.0
Net income	—	—	—	—	1.5	—	1.5
Exercise of stock options	406	—	—	4.1	—	—	4.1
Tax on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	235	—	—	7.2	—	—	7.2
Purchase of common stock	(76)	76	—	—	—	(1.3)	(1.3)
Associate Stock Ownership Plan	146	—	—	1.9	—	—	1.9

Year-to-date activity	711	76	—	14.9	1.5	(1.3)	15.1

Balance, November 1, 2008	25,196	3,663	$1.4	$209.5	$290.0	$(45.8)	$455.1

As of November 1, 2008, the company had 1,783,950 stock options outstanding and 717,904 restricted stock awards issued but not yet vested.
Note 4 — Financing
On September 5, 2008, the company and certain of its subsidiaries (the “Company”) amended certain terms and extended the maturity of its Credit Facility, originally entered into as of April 24, 2001 (the “Amended Facility”). The Amended Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in the company’s inventory, accounts receivable, personal property and other assets and is guaranteed by one other wholly-owned subsidiary of the company. The company has the option to request an increase in the size of the Amended Facility up to $100 million (for a total facility of $400 million) in increments of $25 million subject to certain conditions, as defined; however, the lenders under the Amended Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of excess availability as defined in the credit agreement. The Amended Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, will be amortized over the term of the Amended Facility.

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
During the third quarter of fiscal 2009, the company purchased $20.4 million in face value of the 7.5 percent senior subordinated notes at 88.375% to par. The company recorded a pre-tax gain of $2.1 million for the cash discount received which was slightly offset by the related write-off of applicable deferred financing costs. These charges are reflected in the gain on repurchase of notes line item in the statement of operations.
Note 5 — Recent Accounting Pronouncements
Financial Accounting Standards Board Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) when the market for a financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157 did not have an impact on the company’s consolidated financial statements.
Note 6 — Segment Reporting
At November 1, 2008, the company operated 208 large-format stores and 560 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended November 1, 2008
Net sales	$247.2	$224.8	$8.1	$480.1
Store pre-opening and closing costs	1.6	3.1	—	4.7
Depreciation and amortization	8.0	2.7	3.1	13.8
Operating profit (loss)	20.7	26.4	(29.8)	17.3

Capital expenditures	11.3	4.4	5.7	21.4

Thirteen Weeks Ended November 3, 2007
Net sales	$252.6	$227.6	$—	$480.2
Store pre-opening and closing costs	0.5	1.0	—	1.5
Depreciation and amortization	7.9	2.2	3.1	13.2
Operating profit (loss)	21.0	27.4	(31.7)	16.7

Capital expenditures	2.5	2.1	3.0	7.6

Thirty-Nine Weeks Ended November 1, 2008
Net sales	$687.5	$618.3	$23.4	$1,329.2
Store pre-opening and closing costs	4.4	5.6	—	10.0
Depreciation and amortization	23.6	7.2	9.3	40.1
Operating profit (loss)	41.9	63.4	(97.1)	8.2

Capital expenditures	22.3	12.5	20.3	55.1
Property, equipment and leasehold improvements, net	157.4	37.4	116.8	311.6

Thirty-Nine Weeks Ended November 3, 2007
Net sales	$675.8	$617.1	$—	$1,292.9
Store pre-opening and closing costs	2.3	4.3	—	6.6
Depreciation and amortization	23.3	6.6	8.7	38.6
Operating profit (loss)	29.9	55.9	(95.2)	(9.4)

Capital expenditures	14.2	8.2	7.0	29.4
Property, equipment and leasehold improvements, net	169.8	38.4	93.7	301.9

Note 7 — Consolidating Financial Statements (Unaudited)
The company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain of the wholly-owned subsidiaries of the company. The senior subordinated notes are subordinated to the company’s credit facility.
Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of November 1, 2008 and February 2, 2008 and for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 is as follows:
Consolidating Balance Sheets
November 1, 2008

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$(0.6)	$25.4	$—	$24.8
Inventories	235.9	286.4		522.3
Deferred income taxes	19.0	5.9		24.9
Prepaid expenses and other current assets	22.1	6.9		29.0

Total current assets	276.4	324.6	—	601.0

Property, equipment and leasehold improvements, net	165.0	146.6		311.6
Goodwill	11.8	—		11.8
Other assets	6.3	7.6		13.9
Investment in subsidiaries	77.3	—	(77.3)	—
Intercompany receivable	360.8	—	(360.8)	—

Total assets	$897.6	$478.8	$(438.1)	$938.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$169.6	$13.0	$—	$182.6
Accrued expenses	98.5	(3.6)		94.9

Total current liabilities	268.1	9.4	—	277.5

Long-term debt	112.7	—		112.7
Lease obligations and other long-term liabilities	61.7	31.3		93.0
Intercompany payable	—	360.8	(360.8)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	209.5	—		209.5
Retained earnings	290.0	77.3	(77.3)	290.0

	500.9	77.3	(77.3)	500.9
Treasury stock, at cost	(45.8)	—		(45.8)

Total shareholders’ equity	455.1	77.3	(77.3)	455.1

Total liabilities and shareholders’ equity	$897.6	$478.8	$(438.1)	$938.3

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

Note 7- Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended November 1, 2008 and November 3, 2007

	November 1, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$261.2	$383.2	$(164.3)	$480.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	146.3	262.8	(164.3)	244.8

Gross margin	114.9	120.4	—	235.3
Selling, general and administrative expenses	100.9	98.6		199.5
Store pre-opening and closing costs	2.8	1.9		4.7
Depreciation and amortization	7.2	6.6		13.8

Operating profit	4.0	13.3	—	17.3
Gain on repurchase of notes	(2.1)	—	—	(2.1)
Interest expense, net	1.2	1.4		2.6

Income before income taxes	4.9	11.9	—	16.8
Income tax provision	1.8	4.8		6.6

Income before equity income	3.1	7.1	—	10.2
Equity income from subsidiaries	7.1	—	(7.1)	—

Net income	$10.2	$7.1	$(7.1)	$10.2

	November 3 , 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$262.5	$388.2	$(170.5)	$480.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	147.1	273.1	(170.5)	249.7

Gross margin	115.4	115.1	—	230.5
Selling, general and administrative expenses	98.4	100.7		199.1
Store pre-opening and closing costs	0.9	0.6		1.5
Depreciation and amortization	6.7	6.5		13.2

Operating profit	9.4	7.3	—	16.7
Interest expense, net	1.6	2.3		3.9

Income before income taxes	7.8	5.0	—	12.8
Income tax provision	2.5	2.3		4.8

Income before equity income	5.3	2.7	—	8.0
Equity income from subsidiaries	2.7	—	(2.7)	—

Net income	$8.0	$2.7	$(2.7)	$8.0

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirty-Nine Weeks Ended November 1, 2008 and November 3, 2007

	November 1, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$715.0	$1,024.0	$(409.8)	$1,329.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	407.1	698.0	(409.8)	695.3

Gross margin	307.9	326.0	—	633.9
Selling, general and administrative expenses	288.3	287.3		575.6
Store pre-opening and closing costs	5.9	4.1		10.0
Depreciation and amortization	20.4	19.7		40.1

Operating (loss) profit	(6.7)	14.9	—	8.2
Gain on repurchase of notes	(2.1)	—	—	(2.1)
Interest expense, net	3.2	4.0		7.2

(Loss) income before income taxes	(7.8)	10.9	—	3.1
Income tax (benefit) provision	(2.9)	4.5		1.6

(Loss) income before equity income	(4.9)	6.4	—	1.5
Equity income from subsidiaries	6.4	—	(6.4)	—

Net income	$1.5	$6.4	$(6.4)	$1.5

	November 3, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$706.9	$965.6	$(379.6)	$1,292.9
Cost of sales (exclusive of depreciation and amortization shown separately below)	396.9	667.1	(379.6)	684.4

Gross margin	310.0	298.5	—	608.5
Selling, general and administrative expenses	286.3	286.4		572.7
Store pre-opening and closing costs	3.1	3.5		6.6
Depreciation and amortization	19.2	19.4		38.6

Operating profit (loss)	1.4	(10.8)	—	(9.4)
Interest expense, net	4.1	5.2		9.3

Loss before income taxes	(2.7)	(16.0)	—	(18.7)
Income tax benefit	(1.2)	(5.4)		(6.6)

Loss before equity loss	(1.5)	(10.6)	—	(12.1)
Equity loss from subsidiaries	(10.6)	—	10.6	—

Net loss	$(12.1)	$(10.6)	$10.6	$(12.1)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended November 1, 2008 and November 3, 2007

	November 1, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$24.1	$10.8	$—	$34.9

Net cash flows used for investing activities:
Capital expenditures	(43.3)	(11.8)		(55.1)

Net cash used for investing activities	(43.3)	(11.8)	—	(55.1)

Net cash flows provided by financing activities:
Purchase of senior subordinated notes	(18.0)	—		(18.0)
Net change in revolving credit facility	33.1	—		33.1
Proceeds from stock-based compensation plans	6.0	—		6.0
Other, net	(1.5)	—		(1.5)

Net cash provided by financing activities	19.6	—	—	19.6

Net increase (decrease) in cash and cash equivalents	0.4	(1.0)	—	(0.6)
Cash and cash equivalents at beginning of period	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of period	$(0.6)	$25.4	$—	$24.8

	November 3, 2007
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash (used for) provided by operating activities	$(57.0)	$13.1	$—	$(43.9)

Net cash flows used for investing activities:
Capital expenditures	(15.6)	(13.8)		(29.4)

Net cash used for investing activities	(15.6)	(13.8)	—	(29.4)

Net cash flows provided by financing activities:
Net change in revolving credit facility	76.7	—		76.7
Proceeds from stock-based compensation plans	7.7	—		7.7
Other, net	(0.1)	—		(0.1)

Net cash provided by financing activities	84.3	—	—	84.3

Net increase (decrease) in cash and cash equivalents	11.7	(0.7)	—	11.0
Cash and cash equivalents at beginning of period	(8.8)	27.2	—	18.4

Cash and cash equivalents at end of period	$2.9	$26.5	$—	$29.4

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
As of November 1, 2008, we operated 768 stores in 47 states (208 large-format stores and 560 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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
Executive Overview
We performed better than many retailers, but we are not immune to the current market conditions. In response to the current market conditions, we are focusing on the control of internal operating variables. Controlling our internal operating variables has allowed us to deliver earnings growth over last year for the third quarter of fiscal 2009 and to continue to strengthen our balance sheet.
Sales trends began to soften in the third quarter of fiscal 2009 as evidenced in our same-store sales trend for fiscal 2009. Our 1.5% same-store sales decrease was in contrast to the 3.9% increase we delivered through the first half of the year. A slight drop in our store traffic accounted for most of our sales decrease. Sales in our basic sewing and craft categories continued to perform favorably. Sales within our sewing business were strong for the third quarter of fiscal 2009, particularly in the quilting, fleece and sportswear fabrics categories. Apparel crafts and food crafting remain strong on the non-sewing side of the business.
Weakness in the seasonal merchandise and higher ticket custom framing and home decorating fabric categories negatively impacted our sales trend in the third quarter. This weakness contributed to a downward trend in average ticket, resulting in a disproportionate impact on sales in our large-format stores, which have more space and inventory dedicated to these categories.

In spite of the sales trend, we continued to improve our inventory position and delivered year-over-year improvements in gross margin and earnings for the quarter. Total inventory was down $48.6 million or 8.5% compared to last year’s third quarter, while total sales were flat for the same period. Basic in-stocks are at record levels, while we continue to reduce the higher risk fashion and seasonal inventories.
Gross margin increased by 100 basis points in the quarter, due to a reduction in clearance activity as compared to the same period in the prior year and lower costs from global sourcing initiatives, particularly on fabrics.
Selling, general and administrative expenses (“SG&A”) increased slightly during the quarter as initiatives to tightly manage operating costs were offset by the de-leveraging of sales. In addition, we completed the roll out of our new point-of-sale system during the quarter. As a result of the new system, we incurred training costs during the quarter, which increased SG&A.
Our solid operating performance for the third quarter resulted in earnings of $0.40 per share, an improvement of $0.08 per share over the third quarter of the prior year. Included in the $0.08 earnings per share improvement is $0.05 earnings per share, net of tax, related to the gain from our senior subordinated note buyback. Our strong balance sheet and cash flow allowed us to retire $20.4 million of notes during the quarter, at favorable terms, resulting in the gain.
We opened 12 new stores during the third quarter of fiscal 2009. We opened six new stores early in the fourth quarter of fiscal 2009, bringing the total number of new store openings to 21 for the year. We also made progress in revitalizing our existing store base by completing six remodels during the quarter. We have now completed 28 small-format remodels this year. The remodels continue to deliver strong results, with sales growth typically exceeding our small-format store average by 10% in the first year after remodel. In addition, stores we remodeled two years ago are still experiencing sales trends at almost 3% above the company average this year.
We also completed 217 small-format store optimization projects during the third quarter of fiscal 2009. The store optimization projects involve re-merchandising stores that were too small to justify a full remodel. It is too early to quantify the benefit from this effort, but we expect to see some modest incremental sales from these stores in future periods.
Looking ahead to the remainder of fiscal 2009, we believe the negative trends for customer traffic and average ticket may continue. In addition, our seasonal merchandise categories typically represent a larger percent of our business during the fourth quarter. Weakness in this category will create additional downward pressure on overall sales trends. We expect the fourth quarter of fiscal 2009 to be challenging in light of current economic conditions.
We were conservative in purchasing holiday merchandise this year. We continue to closely monitor our holiday sales and sell-through rates, as well as competitive pricing activity, and we will take appropriate pricing actions in order to optimize sell-through rates and gross margin dollars.
The retail industry, as well as its suppliers, has been negatively impacted by the current economic challenges. We are experiencing it at Jo-Ann Stores as well. In the third quarter of fiscal 2009, our same-store sales trend turned negative for the first time in six quarters. However, we believe we are managing through this situation well. Sales in our core sewing and craft categories are steady. Our balance sheet is stronger than it has been in years and we continue to invest for future growth. We believe we are positioned to gain market share in both the sewing and craft categories.

Recent Developments and Business Update
Outlook for Fiscal 2009 and Fiscal 2010
We are updating our previously announced outlook for fiscal 2009. Based upon our results through the third quarter, our operating assumptions for the remainder of the year, an increasingly challenging retail environment and uncertain economic conditions, we have reduced our previously announced full-year guidance. The key considerations underlying our outlook for fiscal 2009 include:
•	Same-store sales approximately flat for the year versus the previously announced range of 2.0% to 3.5% for the year;

•	Gross margin rate improvement for the year;

•	SG&A expense as a percentage of net sales will improve slightly versus the prior year;

•	Capital expenditures for the full-year of approximately $60 million;

•	Earnings per diluted share in the range of $0.75 to $0.85 for the year versus the previously announced range of $0.95 to $1.05; and

•	Weighted-average diluted share count of approximately 25.5 million shares for the year.
For fiscal 2010, given the current economic environment, we expect to reduce capital spending from the fiscal 2009 year level of $60 million to approximately $35 million. We will continue to execute our strategic plan, which calls for revitalizing our store portfolio by opening new large-format stores and remodeling older small-format stores. At present, we expect that new store and remodel activity will be approximately the same level as this year, with roughly 20 new stores and 30 remodels. We will be closely monitoring the current uncertain economic conditions, and will adjust our new store and remodel plans if the economic conditions deviate significantly from our current expectations. Capital spending on information technology will be significantly lower next year, as well as discretionary spending for projects related to store operations and merchandising.
Goodwill
During the fourth quarter of fiscal 2008, we purchased the remaining 62% ownership interest in the joann.com website. This acquisition resulted in goodwill of $11.8 million. Under Statement of Financial Accounting Standards No. 142 (“SFAS”), Goodwill and Other Intangible Assets, goodwill should be reviewed for impairment at least annually and more frequently if indicators exist that would suggest that goodwill could be impaired. We considered the current economic environment to be an impairment indicator under SFAS No. 142. Accordingly, we performed an interim test of goodwill impairment in accordance with SFAS No. 142. Based on the results of this testing, the conclusion of which was reached based on consideration of the current economic environment and assessment of our near-term future performance, we concluded that our goodwill was not impaired as of November 1, 2008. We will perform our annual test for goodwill impairment during the fourth quarter of fiscal 2009. A continued downturn of general economic conditions and a related loss in value of our business could result in goodwill impairment.

Results of Operations
The following table sets forth our results of operations through operating profit (loss), expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	49.0%	48.0%	47.7%	47.1%
Selling, general and administrative expenses	41.6%	41.5%	43.3%	44.3%
Store pre-opening and closing costs	1.0%	0.3%	0.8%	0.5%
Depreciation and amortization	2.8%	2.7%	3.0%	3.0%

Operating profit (loss)	3.6%	3.5%	0.6%	(0.7)%

Comparison of the Thirteen Weeks Ended November 1, 2008 to November 3, 2007
Net Sales. Net sales for the third quarter of fiscal 2009 were $480.1 million compared with $480.2 million in the prior year. Same-store sales decreased 1.5% during the third quarter of fiscal 2009 versus a same-store sales increase of 2.4% in the third quarter last year. The decrease in same-store sales was driven primarily by a decrease in traffic and, to a lesser degree, lower average ticket.
Large-format store net sales for the third quarter of fiscal 2009 decreased 2.1% to $247.2 million from $252.6 million last year. Same-store sales for large-format stores decreased 3.8% for the quarter, versus a same-store sales increase of 2.4% in the third quarter last year. Large-format stores have a greater mix of seasonal product and higher ticket items, which had weak performance during the quarter.
Small-format store net sales for the third quarter of fiscal 2009 decreased 1.2% to $224.8 million from $227.6 million last year. Same-store sales performance for small-format stores increased 1.2% compared with a same-store sales increase of 2.4% for the third quarter of fiscal 2008. The increase in same-store sales was primarily due to higher average ticket. We continue to see the ongoing benefits from store remodels in our small-format stores. Sales in our basic sewing and craft categories continued to perform favorably.
Large-format stores accounted for approximately 51.5% of total third quarter net sales in fiscal 2009 as compared to 52.6% for the same period in the prior year. Small-format stores accounted for approximately 46.8% of total third quarter net sales in fiscal 2009 as compared to 47.4% for the same period in the prior year. Internet sales through joann.com accounted for the remaining 1.7% of third quarter net sales in fiscal 2009. During the third quarter of fiscal 2008, we were a minority owner of joann.com and therefore did not include its sales as part of total sales during that period.
On a category basis, our sewing businesses represented 54.2% of our fiscal 2009 third quarter net sales volume and increased 1.1% on a same-store sales basis over the third quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting and fleece. Categories that negatively impacted same-store sales included home décor fabric and holiday fabric.
Our non-sewing businesses represented 45.8% of our fiscal 2009 third quarter net sales volume and decreased approximately 4.9% on a same-store sales basis over the third quarter of the prior year. The decrease was primarily due to declines in seasonal categories and custom framing.

Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales. We exclude a portion of the distribution network and occupancy costs from gross margin and include them within SG&A. As a percent of net sales, gross margin increased 100 basis points to 49.0% for the third quarter of fiscal 2009 compared with 48.0% for the same quarter last year. The improvement in the gross margin rate was primarily due to a smaller percentage of clearance sales to total sales in the third quarter of fiscal 2009 and lower costs from global sourcing initiatives, particularly on fabrics as compared to the same period of the prior year.
Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $199.5 million in the third quarter of fiscal 2009 compared with $199.1 million in the third quarter of the prior year. As a percentage of net sales, SG&A expense during the fiscal 2009 third quarter increased slightly to 41.6% of net sales compared with 41.5% of net sales in the third quarter of last year. The increase in SG&A is due primarily to de-leveraging of net sales and incremental store payroll for training related to our point-of-sale system roll out, offset to a large extent by initiatives to manage operating costs.
Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which include lease costs recognized prior to the store opening, hiring and training costs for new employees and the cost of processing of initial merchandise. Store closing costs, which also are expensed as incurred, consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs increased $3.2 million during the third quarter of fiscal 2009 to $4.7 million, compared with $1.5 million in the third quarter last year. During the third quarter of fiscal 2009, we opened six large-format stores and six small-format stores versus the same period last year when we opened one large-format store. We closed 12 small-format stores during the third quarter of fiscal 2009 versus the same period last year when we closed five small-format stores.
During the third quarter of fiscal 2009, we remodeled six stores, of which one was transitioned from a small-format to a large-format layout. During the third quarter of fiscal 2008, we remodeled five stores, of which none were transitioned from a small-format to a large-format layout.
Depreciation and amortization. Depreciation and amortization expense in the third quarter of fiscal 2009 increased $0.6 million to $13.8 million from $13.2 million for the third quarter of the prior year. The increase primarily is due to incremental depreciation associated with fiscal 2008 and 2009 expenditures related to technology as well as spending on new stores and remodels.
Operating profit. Operating profit was $17.3 million in the third quarter of fiscal 2009 compared with operating profit of $16.7 million in the same period of the prior year. The improvement in overall operating profit is primarily the result of the increase in gross margin due to reduced sales of clearance merchandise and lower costs from global sourcing initiatives, particularly related to fabrics.
Operating profit for large-format stores was $20.7 million in the third quarter of fiscal 2009 versus operating profit of $21.0 million in the third quarter last year. The decrease in large-format store operating profit was primarily the result of a decrease in same-store sales driven by a reduction in average ticket and traffic in addition to incremental store payroll for training related to the point-of-sale system roll out.
Operating profit for small-format stores was $26.4 million in the third quarter of fiscal 2009 versus $27.4 million in the third quarter last year. The decrease in operating profit was driven primarily by a decrease in the number of small-format stores as well as incremental store payroll for training related to the point-of-sale system roll out. During the third quarter of fiscal 2009, we closed 12 small-format stores.

Gain on repurchase of notes. Gain on repurchase of notes in the third quarter of fiscal 2009 was $2.1 million, pre-tax. The gain of $2.1 million was due to the repurchase of $20.4 million of our 7.5 percent senior subordinated notes at a discount of approximately 12% to par value offset slightly by the related write-off of applicable deferred financing costs.
Interest expense. Interest expense in the third quarter of fiscal 2009 decreased $1.3 million to $2.6 million from $3.9 million in the third quarter last year, primarily due to a decrease in our average borrowing levels. For the third quarter of fiscal 2009, our borrowing levels decreased to an average of $117 million from an average of $196 million outstanding in the third quarter of fiscal 2008.
Income taxes. Our effective income tax rate for the third quarters of fiscal 2009 and fiscal 2008 was 39.3% and 37.5%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Comparison of the Thirty-Nine Weeks Ended November 1, 2008 to November 3, 2007
Net Sales. Net sales for the first nine months of fiscal 2009 increased 2.8% to $1,329.2 million from $1,292.9 million in the prior year. Same-store sales increased 1.9% during the first nine months of fiscal 2009 compared with a same-store sales increase of 3.5% in the first nine months last year. The increase in sales was driven primarily by higher average ticket, slightly offset by a decrease in traffic. Increased average ticket was driven primarily by new product assortments, better in-stocks, and the benefit of competitor withdrawals from the sewing business.
Large-format store net sales for the first nine months of fiscal 2009 increased 1.7% to $687.5 million from $675.8 million last year. Same-store sales for large-format stores increased 0.3% for the first nine months of fiscal 2009, compared with a same-store sales increase of 4.6% in the first nine months last year. The increase in sales for large-format stores was due primarily to higher average ticket, partially offset by a slight decrease in traffic.
Small-format store net sales for the first nine months of fiscal 2009 increased 0.2% to $618.3 million from $617.1 million last year. Same-store sales performance for small-format stores increased 3.7% compared with a same-store sales increase of 2.6% for the same period in fiscal 2008. The increase in sales for small-format stores was driven by higher average ticket. In addition, customer transactions increased due to an improvement in our conversion rate, partially offset by a slight decrease in traffic. We continue to see the ongoing benefit from competitor withdrawals in the sewing business in our small-format stores as well as benefits realized from store remodels.
Large-format stores accounted for approximately 51.7% of total net sales for the first nine months of fiscal 2009 as compared to 52.3% for the same period in the prior year. Small-format stores accounted for approximately 46.5% of total net sales for the first nine months of fiscal 2009 as compared to 47.7% for the same period in the prior year. Internet sales through joann.com accounted for the remaining 1.8% of total net sales for the first nine months of fiscal 2009. During the first nine months of fiscal 2008, we were a minority owner of joann.com and therefore did not include its sales as part of total sales during that period.
On a category basis, our sewing businesses represented 52.5% of our net sales volume for the first nine months of fiscal 2009 and increased approximately 4.5% on a same-store sales basis over the first nine months of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting and fleece.

Our non-sewing businesses represented 47.5% of our net sales volume for the first nine months of fiscal 2009 and decreased approximately 1.4% on a same-store sales basis over the first nine months of the prior year. Declines in seasonal categories and custom framing were partially offset by gains in needle arts and basic craft categories.
Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. For instance, some retailers include all of the costs related to their distribution network and/or occupancy costs in cost of sales. We exclude a portion of the distribution network and occupancy costs from gross margin and include them within SG&A. As a percent of net sales, gross margin increased 60 basis points to 47.7% for the first nine months of fiscal 2009 compared with 47.1% for the same period last year. The increase is due primarily to the benefit of a smaller percentage of clearance sales to total sales during the first nine months of fiscal 2009 as compared to the same period of the prior year and lower costs from global sourcing initiatives, particularly related to fabrics.
Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, distribution costs, store occupancy costs, advertising expenses and administrative expenses. SG&A expenses, excluding other expenses separately identified in the statement of operations, were $575.6 million in the first nine months of fiscal 2009 compared with $572.7 million in the prior year first nine months. As a percentage of net sales, SG&A expense during the first nine months of fiscal 2009 decreased 100 basis points to 43.3% of net sales, from 44.3% of net sales in the first nine months of last year. The decrease is primarily the result of expense leverage from the increase in sales as well as continued cost control efforts, slightly offset by incremental store payroll for training related to our point-of-sale system roll out.
While we will continue to place a diligent focus on controlling our costs, for the fourth quarter of fiscal 2009 we do not expect the same level of improvement that we experienced in the first half of fiscal 2009 as we cycle through last year’s expense reductions.
Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which include lease costs recognized prior to the store opening, hiring and training costs for new employees and the cost of processing of initial merchandise. Store closing costs, which also are expensed as incurred, consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings. Store pre-opening and closing costs increased $3.4 million during the first nine months of fiscal 2009 to $10.0 million, compared with $6.6 million in the first nine months last year. During the first nine months of fiscal 2009, we opened nine large-format stores and six small-format stores and closed two large-format stores and 19 small-format stores versus the same period last year when we opened six large-format stores and closed 22 small-format stores. For fiscal 2009, we expect to open 21 new stores. We also expect to close approximately 30 stores.
During the first nine months of fiscal 2009, we remodeled 28 stores, of which five were transitioned from a small-format to a large-format layout. During the first nine months of fiscal 2008, we remodeled 26 stores, of which five were transitioned from a small-format to a large-format layout which completed the remodels for the full fiscal year of 2008.
We expect to remodel approximately 29 stores during the full fiscal year of 2009, of which five are expected to transition from a small-format to a large-format layout.
Depreciation and amortization. Depreciation and amortization expense in the first nine months of fiscal 2009 increased $1.5 million to $40.1 million from $38.6 million for the first nine months of the prior year. The increase is due to incremental depreciation associated with expenditures related to technology as well as spending on new stores and remodels.

Operating profit (loss). Operating profit was $8.2 million in the first nine months of fiscal 2009 versus an operating loss of $9.4 million in the same period of the prior year. The increase in overall operating profit is the result of a combination of growth in sales driven by higher average ticket due to new product assortments, better in-stocks, more effective marketing, the benefit of competitive withdrawals from the sewing business, the benefit of a smaller percentage of clearance sales to total sales as compared to the prior year, lower costs from global sourcing initiatives, particularly related to fabrics and our continued efforts to control expenses, slightly offset by incremental store payroll for training related to our point-of-sale system roll out.
Operating profit for large-format stores was $41.9 million in the first nine months of fiscal 2009 versus operating profit of $29.9 million in the first nine months last year. The improvement in large-format store operating profit was primarily the result of an increase in same-store sales driven by a higher average ticket combined with continued cost control efforts, slightly offset by incremental store payroll for training related to our point-of-sale system roll out.
Operating profit for small-format stores was $63.4 million in the first nine months of fiscal 2009 versus $55.9 million in the first nine months last year. The increase in operating profit was driven by an increase in same-store sales resulting primarily from a higher average ticket and an increase in customer transactions and disciplined cost controls, slightly offset by incremental store payroll for training related to our point-of-sale system roll out.
Gain on repurchase of notes. Gain on repurchase of notes in the first nine months of fiscal 2009 was $2.1 million, pre-tax. The gain of $2.1 million was due to the repurchase of $20.4 million in the third quarter of fiscal 2009 of our 7.5 percent senior subordinated notes at a discount of approximately 12% to par value offset slightly by the related write-off of applicable deferred financing costs.
Interest expense. Interest expense in the first nine months of fiscal 2009 decreased $2.1 million to $7.2 million from $9.3 million in the first nine months last year, primarily due to a decrease in our average borrowing levels. For the first nine months of fiscal 2009, our borrowing levels decreased to an average of $106 million from an average of $146 million outstanding in the first nine months of fiscal 2008.
Income taxes. Our effective income tax rate for the first nine months of fiscal 2009 and fiscal 2008 was 51.6% and 35.3%, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
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
We believe that the U.S. economy is facing very challenging times, and that general economic conditions could deteriorate further. We believe these conditions have had, and will continue to have, an adverse impact on spending by the customers we serve. Because of these challenges, we continue to review and adjust our business activities to address the changing economic environment and, as a result, we plan to prudently invest in our business, carefully manage inventory and liquidity and enforce expense controls. Due to the uncertainty in the overall economic environment and the unpredictability of consumer behavior, it is very difficult for us to predict how our business may perform in the future. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. In addition, because macro-economic factors can impact charges we are required to take relating to asset impairments, these events could lead to impairment charges.

The following table provides cash flow related information for the first nine months of fiscal 2009 and fiscal 2008:

Dollars in millions	2009	2008

Net cash provided by (used for) operating activities	$34.9	$(43.9)
Net cash used for investing activities	(55.1)	(29.4)
Net cash provided by financing activities	19.6	84.3

Net (decrease) increase in cash and cash equivalents	$(0.6)	$11.0

Ending cash and cash equivalents	$24.8	$29.4

Net cash provided by (used for) operating activities
Net cash provided by operations increased by $78.8 million to $34.9 million in the first nine months of fiscal 2009, compared with net cash used for operating activities of $43.9 million in the first nine months of fiscal 2008. The increase in cash provided by operations primarily was attributable to our continued improvements in working capital. We decreased inventory purchases in the first nine months of fiscal 2009 from year-end fiscal 2008 as compared to the same time period in fiscal 2008. Inventories increased $50.1 million in the first nine months of fiscal 2009, compared with a $117.5 million increase in the first nine months of fiscal 2008. Comparing inventory levels as of the end of the first nine months of fiscal year 2009 and 2008, inventories decreased $48.6 million, or 8.5%, year-over-year. The inventory decrease is primarily the result of a reduction in seasonal, fashion and clearance merchandise levels.
Net cash used for investing activities
Net cash used for investing activities totaled $55.1 million in the first nine months of fiscal 2009, compared with $29.4 million in the first nine months of fiscal 2008, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirty-Nine Weeks Ended
	November 1,	November 3,
Dollars in millions	2008	2007

Cash	$49.0	$22.9
Cash — landlord reimbursed	6.1	6.5

Total	$55.1	$29.4

During the first nine months of fiscal 2009, we remodeled 28 stores as compared to 26 stores during the first nine months of fiscal 2008. We opened nine large-format stores and six small-format stores in the first nine months of fiscal 2009 as compared to the opening of six large-format stores in the first nine months of the prior year. Investment in information technology projects and store-related expenditures, including store remodels, represented the majority of the capital spending.

Net cash provided by financing activities
Net cash provided by financing activities was $19.6 million during the first nine months of fiscal 2009, compared with $84.3 million during the same period in fiscal 2008. During the third quarter of fiscal 2009, we purchased $20.4 million in face value of our 7.5 percent senior subordinated notes at 88.375% to par. We recorded a pre-tax gain of $2.1 million primarily for the cash discount received which was slightly offset by the related write-off of applicable deferred financing costs. These amounts are reflected in the gain on repurchase of notes line item in the statement of operations.
Borrowings were $112.7 million at the end of the first nine months of fiscal 2009; an increase of $12.7 from the beginning of the fiscal year and a decrease of $89.3 million from the end of the first nine months of fiscal 2008. The increase of $12.7 million from the beginning of the year was comprised of a $33.1 million increase in the revolving credit facility offset by the $20.4 million buyback of the senior subordinated notes. The decrease from the prior year was primarily the result of reduced inventory levels as well as other working capital improvements.
Our liquidity is based, in part, on our debt ratings. Currently, our long-term unsecured debt is rated “B3” by Moody’s Investor Service and “CCC+” by Standard & Poor’s Ratings Services. Moody’s rates our outlook as stable and Standard & Poor’s rate our outlook as positive. In May 2008, Standard & Poor’s raised our rating from “CCC” to “CCC+” and maintained their positive outlook. In December 2008, Moody’s raised our rating from “Caa2” to “B3” and changed their outlook from positive to stable. These changes by the rating agencies reflected the positive trends in our operating performance as well as our improved credit metrics. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
On September 5, 2008, we and certain of our subsidiaries amended certain terms and extended the maturity of our Credit Facility, originally entered into as of April 24, 2001 (the “Amended Facility”). The Amended Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in our inventory, accounts receivable, personal property and other assets and is guaranteed by one other of our wholly-owned subsidiaries. We have the option to request an increase in the size of the Amended Facility of up to $100 million (for a total facility of $400 million) in increments of $25 million subject to certain conditions, as defined; however, the lenders under the Amended Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of excess availability as defined in the credit agreement. The Amended Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, will be amortized over the term of the Amended Facility.
The Amended Facility contains customary covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, as defined, falls below certain levels. Further, we are required to comply with a minimum fixed charge ratio covenant, as defined, if excess availability is less than 10 percent of the borrowing base at any time. The Amended Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control.

As of November 1, 2008, we had the ability to borrow $247 million under our Amended Facility, subject to the borrowing base calculation, as defined. Our debt-to-capitalization ratio was 19.8% at November 1, 2008, 18.5% at February 2, 2008 and 32.9% at November 3, 2007.
Off-Balance Sheet Transactions
Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of November 1, 2008 has not significantly changed since February 2, 2008. Information regarding our financial instruments and market risk as of February 2, 2008 is disclosed in our fiscal 2008 Annual Report on Form 10-K.
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
In connection with the preparation of this Quarterly Report on Form 10-Q as of November 1, 2008, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors
Except as set forth below, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended February 2, 2008.

The effect of general economic conditions and the current financial crisis
Recent distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on consumer spending, affecting our cash flows. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy.
While we do not anticipate that we will need additional financing or equity during the next fiscal year, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy.
In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise or services. If we are unable to procure products and services when needed, or if we experience further deterioration in sales traffic in our stores over an extended period of time, our sales and cash flows could be negatively impacted in future periods. Any prolonged deterioration in sales could also result in the future impairment of goodwill and long-lived assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs
August 3 – 30, 2008	3,876	$22.83	1,101,691	1,048,309
August 31 – October 4, 2008	1,018	$25.32	1,102,709	1,047,291
October 5 – November 1, 2008	134	$17.71	1,102,843	1,047,157

Total	5,028	$23.20	1,102,843	1,047,157

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.
Item 6. Exhibits
a) Exhibits

No.	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of September 5, 2008, among the Company as Lead Borrower, the Lenders party thereto, Bank of America, N.A., as Issuing Bank, Administrative Agent and Collateral Agent, Wells Fargo Retail Finance, LLC, National City Business Credit, Inc. and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.
31.1	Section 302 Certification By Chief Executive Officer.
31.2	Section 302 Certification By Chief Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.
DATE: December 11, 2008	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Exhibit Description
10.1	Amended and Restated Credit Agreement, dated as of September 5, 2008, among the Company as Lead Borrower, the Lenders party thereto, Bank of America, N.A., as Issuing Bank, Administrative Agent and Collateral Agent, Wells Fargo Retail Finance, LLC, National City Business Credit, Inc. and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager.
31.1	Section 302 Certification By Chief Executive Officer.
31.2	Section 302 Certification By Chief Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.