Form 10-K
period 2009-01-31
JO-ANN STORES INC
filed 2009-04-16
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐     No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of August 2, 2008 was $508.1 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of the registrant’s Common Shares outstanding, as of April 3, 2009, was 26,386,315.

Documents incorporated by reference: Portions of the following documents are incorporated by reference:

Proxy Statement for 2009 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14 of Part III.

PART I

Except as otherwise stated, the information contained in this report is given as of January 31, 2009, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann Fabric and Craft Stores,” “Joann.com,” “Registrant,” “company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2009 refers to the period ended January 31, 2009). Fiscal years consist of 52 weeks, unless noted otherwise.

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

The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.

As of January 31, 2009, we operated 764 stores in 47 states (554 small-format stores and 210 large-format stores). Our small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 14,700 square feet and generated average net sales per store of approximately $1.5 million in fiscal 2009. We opened ten small-format stores in fiscal 2009. Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also generally offer custom framing and educational programs that our small-format stores do not. They average approximately 37,400 square feet and generated average net sales per store of approximately $4.7 million in fiscal 2009. We opened 11 large-format stores in fiscal 2009.

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

We believe that our large-format stores are uniquely designed to offer a destination location for our customers. We offer approximately 76,000 stock-keeping units (“SKUs”) across two broad product categories: sewing and non-sewing components. We manage our vast product selection with SAP Retail systems. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational and execution improvements and streamlined operations.

Our industry is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order and Internet vendors and a variety of other retailers. The Craft & Hobby Association estimates that the craft and hobby industry sales in the United States are approximately $30 billion annually.

We believe stability in our sales and our industry is partially a function of recession-resistant characteristics. For example, according to a 2008 study conducted by the Craft & Hobby Association, approximately 56 percent of all U.S. households participated in crafts and hobbies, down only one percent from the prior year. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2009 was $23 in our large-format stores and $17 in our small-format stores.

Business Strategy

We will continue to execute and refine the operational and merchandising initiatives that we introduced at the end of fiscal 2007, under the following major objectives:

•	Improve the customer shopping experience. We are committed to improving the customer shopping experience by removing excess inventory and clutter from our stores, raising expectations for store cleanliness, improving our in-stock on basic merchandise and improving our customer service.

•	Enhance our marketing and merchandising offers. We will drive sales growth by enhancing our marketing and merchandising offers. Marketing enhancements include changes in the appearance, content and distribution of our advertising. We will continue to consider new vendor programs. We will continue to improve our plan-o-gram processes in order to offer compelling and fresh product assortments that also inspire customers. We will continue to make tighter buys on fashion and seasonal items for faster turns and improved margins.

•	Refine our store development programs. We will continue to refine our new store programs in order to generate better performance from new stores. In addition, we will continue to refine our remodel programs in order to generate better performance from our small-format stores and older large-format stores.

At the end of fiscal 2008, we added the following new initiatives for fiscal 2009:

•	Implementation of a new point-of-sale and store systems SAP Retail package, including new human resources and workforce management applications. During fiscal 2009, we completed the implementation, which has provided additional functionality for managing markdowns and the ability to offer new promotional capabilities to enhance margins.

•	Continued integration of our Joann.com Internet business. Fiscal 2009 represented our first full year of operations for Joann.com. We plan on continuing to improve and enhance the integration of our Internet business. We expect that full integration of our Internet business will achieve stronger synergies with our retail stores and provide an additional outlet for marketing opportunities.

•	Store remodel and optimization programs. We remerchandised approximately 200 of our small-format stores, over and above those we had scheduled for remodels during fiscal 2009. Our store remodel and optimization programs continued to generate incremental sales. Our core sewing and craft business delivered positive same-store sales, even as the economy was deteriorating.

Our key initiatives for fiscal 2010, which represents an expansion of the business strategy outlined above include:

•	Margin expansion. We believe margin expansion provides the most significant opportunity to improve financial results. We believe that margin expansion can be achieved primarily due to the following:

•	The percentage of products that we source directly from Asia is expected to increase again this year;

•	The inflationary pressure we experienced a year ago on products sourced from Asia appears to have reversed, and we are now seeing product cost deflation;

•	Freight expense decreases along with lower oil prices, which reduces our cost of sourcing products both globally and domestically;

•	We intend to buy significantly less fashion and seasonal merchandise in fiscal year 2010, which is expected to reduce our exposure to promotional and clearance markdowns; and

•	We expect to benefit from a full-year impact of the new store systems that we rolled-out last year.

•	Further enhance our customer shopping experience. We intend to modify our marketing content to deliver a stronger value message. We also intend to enhance our industry-leading education and in-store demonstration programs. We also intend to continue to expand the product offering and functionality of the Joann.com website.

•	Continue to update our store base. Our new store and remodel activity will be comparable to fiscal 2009, with approximately 20 new stores and 30 remodels.

•	Improve our lease terms. We also have approximately 110 leases expiring in fiscal year 2010, 37 of which have renewal options. Given the current market conditions, we believe there are opportunities to improve the lease terms in a number of these store locations.

Product Selection

The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Principal product lines:
Sewing	51%	50%	50%
Non-sewing	49%	50%	50%

Total	100%	100%	100%

Sewing

We offer a broad and comprehensive assortment of fabrics and sewing accessories in both our small-format and large-format stores. These fabrics are merchandised by end use and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends, and value. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments as well as blankets and décor accessories;

•	fleece fabrics in both prints and solids used for the construction of sportswear, blankets and craft projects for the home;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons, as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties.

Non-sewing

We offer a broad assortment of non-sewing merchandise for the creative enthusiast. Our large-format stores offer the complete array of categories while our small-format stores, due to their smaller size, carry edited assortments of the best-selling items. We offer the following non-sewing selections in our large-format stores:

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

In addition to the basic categories described above, our stores regularly feature seasonal products, which fit with our core merchandising strategy. Our seasonal offerings span all product lines and include finished decorations, gifts and accessories that focus on holidays, as well as seasonal categories such as patio/garden.

During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season starts earlier than that of other retailers and generally runs from September through December. In fiscal 2009, approximately 55 percent of our net sales occurred in the third and fourth quarters, and approximately 30 percent occurred in the fourth quarter alone.

During fiscal 2009, non-sewing and sewing net sales represented 58 percent and 42 percent of total net sales for our large-format stores, respectively. Non-sewing and sewing net sales represented 39 percent and 61 percent of total net sales for our small-format stores for the same period, respectively.

Marketing

Our marketing efforts are key to the ongoing success and growth of our stores. Our primary focus is on acquiring and retaining customers through an integrated direct and mass marketing program.

We use our proprietary customer database to provide ongoing communication to our best customers through a robust direct mail and e-mail program. This allows us to efficiently and effectively reach our target market on a regular basis throughout the year. To drive customer acquisition, we supplement our direct mail advertising with weekly newspaper insert advertising, primarily in large-format store markets. Our direct mail and newspaper inserts showcase our sales events, feature numerous products offered at competitive prices, and provide inspiration by showcasing people interacting with product.

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

We also reach our customers through our Joann.com Internet business. During the fourth quarter of fiscal 2008 we completed the purchase of the 62 percent of IdeaForest.com, Inc., which was renamed Joann.com upon acquisition, that we previously did not own for $23.6 million, including a note payable of approximately $9 million. In conjunction with the acquisition, we launched a site redesign of Joann.com. We believe the improved website is more visually compelling, easier to navigate, includes features such as a community area to share ideas, as well as a place to review and rate products. This transaction provides us with the opportunity to integrate the online shopping experience with our stores to ultimately improve the overall customer experience.

Purchasing

We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2009, approximately 74 percent of our purchases were sourced domestically and 26 percent were sourced internationally. As a percent of purchases, our purchases internationally sourced decreased three percent from 29% in fiscal 2008, primarily due to our planned reduction in seasonal and fashion purchases during FY2009. However, we continue to increase the amount of products we buy directly from factories in Asia, rather than purchasing through domestic agents and/or trading companies. Our domestic suppliers source internationally some of the products they sell to us. Although we have very few long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, our top supplier represents approximately six percent of our annual purchase volume and the top ten suppliers represent approximately 26 percent of our total annual purchase volume. We currently utilize approximately 525 merchandise suppliers, with the top 112 representing more than 80 percent of our purchasing volume.

Logistics

We operate three distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our stores on a weekly basis. Based on purchase dollars, approximately 79 percent of the products in our stores are shipped through our distribution center network, with the remaining 21 percent of our purchases shipped directly from our suppliers to our stores. Approximately 48 percent of our store base is supplied from the Hudson distribution center, 28 percent from our Visalia distribution center and 24 percent from our Opelika distribution center.

We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 95 percent of our store base. For the remainder of our chain, we transport product to the stores using less than truckload carriers or through two regional “hubs” where product is cross-docked for local delivery. We do not own either the regional hubs or the local delivery vehicles.

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

Store Management.  Small-format stores generally have five full-time team members and 10 to 15 part-time team members, while large-format stores typically have approximately nine full-time team members and 35 to 40 part-time team members. Store team leaders generally are compensated with a base salary plus a bonus, which is tied to quarterly store sales and annual store controllable profit.

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

The following table shows our stores by type and state on January 31, 2009:

	Small-	Large-			Small-	Large-
	format	format	Total		format	format	Total

Alabama	1	—	1	Nebraska	4	—	4
Alaska	4	2	6	Nevada	3	2	5
Arizona	5	10	15	New Hampshire	8	—	8
Arkansas	1	—	1	New Jersey	11	1	12
California	61	22	83	New Mexico	6	—	6
Colorado	8	6	14	New York	29	9	38
Connecticut	6	4	10	North Carolina	6	1	7
Delaware	2	1	3	North Dakota	4	—	4
Florida	32	19	51	Ohio	38	17	55
Georgia	6	6	12	Oklahoma	4	—	4
Idaho	9	—	9	Oregon	20	4	24
Illinois	24	11	35	Pennsylvania	32	11	43
Indiana	20	6	26	Rhode Island	—	1	1
Iowa	10	—	10	South Carolina	2	—	2
Kansas	6	2	8	South Dakota	1	—	1
Kentucky	3	1	4	Tennessee	—	4	4
Louisiana	4	—	4	Texas	23	13	36
Maine	4	1	5	Utah	6	4	10
Maryland	13	4	17	Vermont	4	—	4
Massachusetts	22	1	23	Virginia	21	1	22
Michigan	25	21	46	Washington	19	11	30
Minnesota	14	6	20	West Virginia	5	—	5
Missouri	9	2	11	Wisconsin	13	5	18

Montana	6	1	7	Total	554	210	764

The following table reflects the number of stores opened, expanded or relocated and closed during each of the past five fiscal years (square footage in thousands):

Total Stores

					Total
Fiscal			In Operation at	Expanded	Square Footage
Year	Opened	Closed	Year-End	or Relocated	at Year-End

2005	31	(72)	851	2	15,453
2006	44	(57)	838	2	16,198
2007	26	(63)	801	1	16,215
2008	6	(33)	774	1	15,932
2009	21	(31)	764	1	16,002

Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2009, we opened 11 large-format stores with an average size of approximately 30,300 square feet. Our average net investment in a large-format store is approximately $1.3 million, which includes leasehold improvements, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Ten small-format stores were opened in fiscal 2009 with an average size of approximately 21,000 square feet. Our average net investment in a small-format store is approximately $0.8 million, which includes leasehold improvements, furniture and equipment, inventory (net of payable support) and pre-opening expenses.

During fiscal 2010, we expect to open approximately 20 new stores and close approximately 30 stores. We also plan to remodel approximately 30 stores.

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

We operate on SAP Retail. SAP Retail includes all of our core financial, merchandise and retail systems and links business processes on a single software platform. During fiscal 2009, we completed the implementation of a new point-of-sale and store systems SAP Retail package, including new human resources and workforce management applications. We purchased these SAP modules in the fourth quarter of fiscal 2007. The cost of these modules is included in property, equipment and leasehold improvements on our consolidated balance sheets.

Status of Product or Line of Business

During fiscal 2009, there was no public announcement nor is there a public announcement anticipated about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks

We do business under trademarks for “Jo-Ann®,” “Joann.com®,” “Jo-Ann ETC®,” “Jo-Ann Fabrics®,” “Jo-Ann Fabric and Craft Stores®,” “Jo-Ann Fabrics & Crafts®,” “Jo-Ann Fabrics and Crafts®,” and “GoGreen Jo-Ann Fabric and Craft Storestm,” and we also own numerous trademarks relating to our private label products. We believe that our trademarks provide significant value to our business.

Seasonal Business

Our business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2009, approximately 55 percent of our net sales occurred in the third and fourth quarters, and approximately 30 percent occurred in the fourth quarter alone.

Customer Base

We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2009, no single store accounted for more than one percent of total net sales.

Backlog of Orders

We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.

Regulation

Various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. We are impacted, in particular, by the U.S. Consumer Product Safety Improvement Act of 2008, which includes new limitations on lead and phthalates and imposes product testing and certification requirements with respect to many of the products we sell.

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

There are three companies that we primarily compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc.), one in the craft segment (Michaels Stores, Inc.) and one in the craft segment that also carries fabrics (Hobby Lobby). There is also a regional operator, A.C. Moore Arts & Crafts, Inc., which competes in the craft segment. The balance of our competition is comprised of smaller regional and local operators. We believe that we have several advantages over most of our smaller competitors, including:

•	purchasing power;

•	brand recognition as the number one resource for fabric-related categories;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy going forward.

Research and Development

During the three fiscal years ended January 31, 2009, we have not incurred any material expense for research activities relating to the development of new products or services or the improvement of existing products or services.

Environmental Disclosure

We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

Employees

As of January 31, 2009, we had approximately 21,708 full and part-time employees, of whom 20,139 worked in our stores, 414 were employed in our Hudson, Ohio distribution center, 217 were employed in our Visalia, California distribution center, 186 were employed in our Opelika, Alabama distribution center and 752 were employed at our store support center in Hudson, Ohio. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers, primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees, since approximately 74 percent of our employees work part-time.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relationship with our employees and the union are good. Otherwise, none of our employees are unionized.

Foreign Operations and Export Sales

In fiscal 2009, we purchased approximately 26 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. We do not have material long-term contracts with any manufacturers.

Other Available Information

We make available, free of charge, on our website at www.Joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics (which also serves as the Code of Ethics for the Chief Executive Officer and Financial Officers), and any amendments or waivers thereto. These documents are also available in print, free of charge, to any person requesting a copy from our Investor Relations department at our principal executive offices.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our Chief Executive Officer submitted to the NYSE his annual certification on June 16, 2008 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended January 31,

2009, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

Our business and financial performance is subject to various risks and uncertainties. In addition, we may, from time to time make written or oral forward looking statements. These forward looking statements are based on our current views and assumptions and, as a result, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

There are many factors that affect our business and financial performance, some of which are beyond our control. In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, prospects, financial condition, results of operations, liquidity and access to the capital markets. Other factors not presently known to us, or that we presently believe are not material, could also affect our business and financial performance. The risks discussed below could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

General economic factors may adversely affect our business, revenue and profitability

General economic conditions may adversely affect our financial performance. Consumer demand for the products that we sell could be adversely affected by higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, deflation, recession, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, consumer confidence in future economic conditions, weather, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors. Our sales generally represent discretionary spending by our customers and thus we may be more susceptible to factors negatively affecting consumer demand than other retailers selling less discretionary products. Lower consumer demand for our products would cause our revenues, and possibly our profitability, to decline, while a prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Our cost structure, and thus our operations and operating results, could be negatively impacted by higher interest rates; higher fuel and other energy costs; higher transportation costs; higher costs of labor, insurance and healthcare; inflation in other costs; higher tax rates and other changes in the tax laws; changes in other laws and regulations; increased regulatory enforcement; increased litigation; and other economic factors. These factors affect not only our operations, but also the operations of suppliers from which we purchase goods and services, which may result in cost increases to us and a negative impact on our operations and operating results.

The current economic downturn and the financial crisis could adversely affect us

Recent distress in the financial markets has resulted in declines in consumer confidence and spending, extreme volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on consumer spending, affecting our cash flows. While we do not anticipate that we will need additional financing or equity during the next fiscal year, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy. There can be no assurance that our liquidity will not be adversely affected by this economic downturn.

In addition, we have significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Natural disasters and geo-political events could adversely affect our business operations and financial performance

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados and earthquakes, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, could adversely affect our operations and financial performance. Such events could result in physical damage to or destruction or disruption of one or more of our properties (including our headquarters, distribution centers and stores), the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions, the inability of our customers to shop in our stores and the inability to operate our e-commerce business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance and result in increased volatility of the market price for our common stock.

Failure to timely respond to changes in consumer trends could negatively impact our business

The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. The long lead times associated with our foreign-sourced products exacerbate this challenge. Failure to identify and effectively respond to changing consumer tastes, preferences and spending patterns on a timely basis could negatively affect our relationship with our customers and the demand for our products. This, in turn, could have a material adverse effect on our business and prospects.

Competition could negatively impact our results

Competition is intense in the retail fabric and craft industry, with low entry barriers. We must remain competitive in the areas of quality, price, selection, customer service, convenience and reputation.

Our primary competition is comprised of specialty fabric retailers and specialty craft retailers such as Michaels Stores, Inc., a national chain that operates craft and framing stores, Hobby Lobby, a national chain that operates craft stores that also carries fabrics, Hancock Fabrics, Inc., a national chain that operates fabric stores, and A.C. Moore Arts & Crafts, Inc., a regional chain that operates craft stores in the eastern United States. We also compete with mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics, craft supplies and seasonal and holiday merchandise. Some of our competitors have stores nationwide, several operate regional chains and numerous others are local merchants. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, merchandising and operational strategies could impact our sales and profitability. Our sales and profitability could also be impacted by store liquidations of our competitors. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition since our customers could more readily comparison shop. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the fabric and craft industry. This competition could negatively affect our sales and profitability.

Risks associated with our suppliers could adversely affect our operations and financial performance

Our business success is highly dependent on our ability to find qualified suppliers who can deliver products in a timely and efficient manner, and in compliance with our vendor standards and all applicable laws and regulations. Many of our suppliers are small companies with limited resources and lack of financial flexibility. Some of our suppliers are susceptible to cash flow issues, production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule and in compliance with regulatory requirements. We cannot assure that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective, not in compliance with regulatory requirements or in violation of third party intellectual property rights. In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand. In addition, some of our suppliers may be unable to withstand the current downturn in economic conditions. The inability of key suppliers to access financing, or their insolvency, could lead to their failure to deliver merchandise or services. If we are unable to procure products and services when needed, our sales and cash flows could be negatively impacted in future periods. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

The significant product safety requirements arising under the U.S. Consumer Product Safety Improvements Act of 2008 may represent a compliance challenge to some of our suppliers, could negatively impact the ability of such suppliers to deliver compliant products to us and thus negatively impact our business operations and performance. Delivery of non-compliant products could result in liability to our company; while we obtain indemnifications from our suppliers with respect to compliance issues, some suppliers might not have the financial resources to stand behind their indemnifications and we could also suffer damage to our reputation.

Our dependence on foreign suppliers subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations

We are heavily dependent on foreign suppliers. In fiscal 2009, we purchased approximately 26 percent of our products directly from manufacturers located in foreign countries (in particular, in China and other Asian countries). In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers.

Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; transportation delays and interruptions; product quality issues; employee rights issues; other social concerns; epidemics; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies; and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. We also are required to issue letters of credit to finance certain imports. Our inability to obtain letters of credit could have a material adverse effect on our business.

Our business depends on shopping center traffic

Our stores generally are located in strip shopping centers and “big box” shopping centers. Our sales are dependent in part on a high volume of shopping center traffic. Shopping center traffic may be adversely affected by, among other things, economic downturns, rising fuel costs, the closing of anchor stores, shopping center occupancy rates and mix, new shopping centers and other retail developments, or changes in customer shopping preferences. A decline in the popularity of shopping center shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.

The seasonality of our sales may negatively impact our operating results

Our business is seasonal, with a significant amount of sales and earnings occurring in the third, and in particular, the fourth fiscal quarters. Our inventory levels and related short-term financing needs also are seasonal, with the greatest requirements occurring during our third fiscal quarter as we increase our inventory in preparation for our peak selling season. Weak sales during the second half of the year will negatively impact our operating results and cash flow generation.

Disruption to the transportation system or increases in transportation costs may negatively impact our operating results

We rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and from our distribution centers to our stores, as well as for direct shipments from vendors to stores. Labor shortages in the transportation industry, disruptions to the national and international transportation infrastructure, or transportation cost increases (such as increases in fuel costs or port fees) could adversely affect our business and operating results.

The failure to attract and retain qualified employees could limit our growth and negatively impact our operations

Our continued success depends on our ability to attract and retain qualified management, administrative and store personnel. Our inability to do so may have a material adverse effect on our business and prospects. Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain additional qualified management in the future. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot attract and retain qualified management.

Many of our employees are in entry level and part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, benefits costs, minimum wage legislation, changes in employment legislation and regulations, workers compensation costs and changing demographics. If we are unable to attract, retain and motivate a sufficient number of quality employees at a reasonable cost, our operating results could be impacted adversely.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relations with our employees and the union are good, but if a strike were to occur it may adversely affect our business, financial conditions and results of operations.

Failure to manage inventory effectively could negatively impact our operations

Due to the nature of our business, we purchase much of our inventory well in advance of each selling season. If we misjudge consumer preferences or demands, we could have excess inventory that may need to be held for a long period of time, written down, sold at prices lower than expected, or discarded in order to clear excess inventory at the end of a selling season. Conversely, if we underestimate consumer demand, we may not be able to provide products to our customers to meet their demand. Either event could have a material adverse impact on our business, financial condition and results of operations.

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

The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. Although we believe that our receiving and distribution process is efficient and well-positioned to support our operating and strategic plans, we cannot assure that we have anticipated all issues or that events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. Such delays could negatively impact our business.

The efficient operation of our business is dependent on our information systems. Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems, could negatively impact our operations and financial results.

We depend on a variety of information systems for the efficient functioning of our business. In particular, we rely on our information systems to effectively process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Disruptions to our information systems, or our failure to adequately support, maintain and upgrade these systems could have a material adverse impact on our operations and financial results.

While we have implemented a disaster recovery plan intended to minimize the effect of any disruption to our information systems, the failure of our information systems to perform as designed could disrupt our business and harm sales and profitability. Any material disruption or slowdown of our systems could cause information to be lost or delayed, which could have a negative impact on our business. We may experience operational problems with our information systems as a result of power outages, computer and telecommunication failures, other system failures, viruses, security breaches, natural disasters, terrorist and criminal activities, employee usage errors or other causes. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim.

In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology or business initiatives while continuing to provide maintenance on existing systems. Our inability to fulfill these initiatives and to maintain the existing systems adequately could materially adversely affect our operations and financial results.

Financing needs could restrict our operations

Our business is dependent on the availability of credit to fund working capital, capital expenditures, acquisitions and other general corporate requirements. We currently have in place a senior bank credit facility, which expires in September 2013, as well as senior subordinated notes which are due on March 1, 2012. We believe that this financing is adequate to meet our foreseeable needs. If our financing needs were to increase, we might not be able to obtain such financing on acceptable terms, or at all, which could have a material adverse affect on our business.

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

Failure to comply with the restrictions placed on us by our lenders could have a material adverse effect on our business

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

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations

We are dependent upon automated information technology processes. As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and employees. We may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our e-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of our confidential data and our employees’ and customers’ personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’ and customers’ confidence in us and other competitive disadvantages, and thus have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

We currently are certified as being in compliance with the Payment Card Industry Data Security Standard (“PCI DSS”), but must be recertified on a regular basis with the next recertification scheduled in August 2009 for our stores and December 2009 for Joann.com. A company processing, storing, or transmitting payment card data must be PCI DSS compliant or risk losing its ability to process credit card payments and being audited and/or fined. Failure to maintain our PCI certification could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations.

Failure to comply with various regulations, or increased litigation, may result in damage to our business

Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC and NYSE. Additional legal and regulatory requirements such as the Sarbanes-Oxley Act have increased the complexity of the regulatory environment. Also, various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. We are impacted, in particular, by the U.S. Consumer Product Safety Improvement Act of 2008, which includes new limitations on lead and phthalates and imposes product testing and certification requirements with respect to many of the products we sell. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims, employment-related claims, contractual disputes and allegations that we have infringed third-party intellectual property rights.

Litigation or regulatory developments could adversely affect our business operations and financial performance. Also, failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of financial statements.

We may not be able to successfully implement our store growth strategy

Our store growth strategy includes opening new stores in existing and new markets, replacing some of our small-format stores with large-format stores and remodeling some of our stores. We face significant competition from other retailers for suitable locations. We also may face difficulties in negotiating leases on acceptable terms. New store openings involve certain risks, including constructing, furnishing, supplying and staffing a store in a timely and cost effective manner and accurately assessing the demographic or retail environment for a particular location. Our future sales at new and remodeled stores may not meet our projections, which could adversely impact our return on investment. Our inability to execute our store growth strategy in a manner that generates appropriate returns on investment could have an adverse impact on our future growth and profitability.

Changes in accounting standards

A change in accounting standards or practices can have a significant effect on our reported results of operations. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. Changes to existing rules may adversely affect our reported financial results.

Effective tax rate

Our effective tax rate is derived from a combination of applicable tax rates in jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, changes in tax laws and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business, changes in rules related to accounting for income taxes, changes in tax laws in any of the taxing jurisdictions, or adverse outcomes from tax audits could result in an unfavorable change in our effective tax rate, which could have an adverse effect on our business and results of operations.

Inadequacy of our insurance coverage could have a material adverse effect on our company

We maintain third party insurance coverage against various liability risks and risks of property loss. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements. Significant uninsured liabilities could have a material adverse effect on our company.

Our stock price is subject to significant volatility

The company’s stock price is affected by a number of factors, including quarterly variations in financial results; the competitive landscape; general economic and market conditions; estimates, projections and speculation by the investment community and press; and rating agency upgrades and downgrades. As a result, the company’s stock price is subject to significant volatility.

Events harming our company’s reputation could have a material adverse effect on our business prospects, financial results and stock price

Our company is dependent on our reputation. Events that can damage our reputation include, but are not limited to, legal violations, actual or perceived ethical problems, product safety issues, actual or perceived poor employee relations, actual or perceived poor customer service, store appearance or operational issues, or events outside of our control which generate negative publicity with respect to our company. Any event that has the potential to negatively impact our reputation with customers, employees, suppliers, communities, governmental officials and others could have a materially adverse effect on our business prospects, financial results and stock price.

Other Factors

The foregoing list of risk factors is not all inclusive. Other factors and unanticipated events could adversely affect our business. We do not undertake to revise or update these risks to reflect events or circumstances that occur after the date of this report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our store support center and Hudson distribution center are located in a 1.4 million square foot facility on 105 acres in Hudson, Ohio. We own both the facility and the real estate. The distribution center occupies 1.0 million square feet and the remainder is used as our store support center, a large-format store, and office and retail space we lease to two other tenants. In addition, we own 65 acres of land adjacent to our Hudson, Ohio facility.

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

We opened our third distribution center in April 2006. We own this 705,000 square foot facility, which is located on a 105-acre site in Opelika, Alabama. We currently lease the 105-acre site pursuant to a ground lease and have an option to purchase the land for a nominal amount, which is exercisable no later than March 2010.

The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases and generally have initial terms of 5 to 15 years with renewal options for up to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During the fiscal year ended January 31, 2009 we incurred $175.2 million of rental expense, including common area maintenance, taxes and insurance for store locations. Despite closing 256 stores over the last five years, as of January 31, 2009, we were only paying rent on five closed store locations for which we have been unable to reach an early lease termination settlement with the landlord or sublease the property.

As of January 31, 2009, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Fiscal Year Lease Terms Expire	Store Leases

Month-to-month	34
2010	39
2011	52
2012	44
2013	60
2014	22
Thereafter	521

Total	772

Item 3.	Legal Proceedings

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

Executive Officers of the Registrant

The following information is set forth pursuant to Item 401(b) of Regulation S-K.

Our executive officers are as follows:

Name	Age	Position

Darrell Webb	51	Chairman of the Board, President and Chief Executive Officer
Travis Smith	36	Executive Vice President, Merchandising and Marketing; effective as of February 1, 2009, Chief Operating Officer
Kenneth Haverkost	52	Executive Vice President, Store Operations
James Kerr	46	Executive Vice President, Chief Financial Officer

Darrell Webb has been our Chairman of the Board, President and Chief Executive Officer since July 2006. Previously, he was President of Fred Meyer Stores, a division of The Kroger Company, a large supermarket retailer, from 2002 until July 2006; and President of Kroger’s Quality Food Center Division from 1999 to 2002.

Travis Smith has been our Chief Operating Officer since February 2009. Prior to February 2009, Mr. Smith was our Executive Vice President, Merchandising and Marketing from July 2006 to January 2009. For eight years prior to assuming this role, Mr. Smith held merchandising and marketing positions of increasing responsibility with Fred Meyer Stores, a division of The Kroger Company. Immediately prior to joining us, Mr. Smith was Senior Vice President, General Merchandise of Fred Meyer Stores.

Kenneth Haverkost has been our Executive Vice President, Store Operations since October 2007. For the twenty-two years prior to assuming his current role, Mr. Haverkost held positions of increasing responsibility with Fred Meyer Stores, a division of The Kroger Company. Immediately prior to joining us, Mr. Haverkost was Senior Vice President and Director of Store Operations of Fred Meyer Stores.

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

Our common shares are traded on the NYSE under the ticker symbol “JAS.” As of April 3, 2009, there were 686 shareholders of record. The closing price of the shares on April 3, 2009 was $16.65.

The quarterly high and low closing stock prices for fiscal 2009 and 2008 are presented in the table below:

	Common Shares
	High	Low

Quarter Ended Fiscal 2009:
January 31, 2009	$19.60	$10.31
November 1, 2008	27.00	14.20
August 2, 2008	24.95	18.25
May 3, 2008	19.91	12.22

Quarter Ended Fiscal 2008:
February 2, 2008	$21.00	$9.03
November 3, 2007	26.53	17.30
August 4, 2007	34.75	23.33
May 5, 2007	31.30	21.22

We did not pay cash dividends on our common shares during fiscal 2009 and fiscal 2008. Our dividend policy has been to retain earnings for operations and reinvestment into our business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of business conditions and other considerations. Cash dividends are allowed up to a maximum of $20 million annually as long as we maintain a certain level of excess availability as defined under the Amended Credit Facility.

See Part III, Item 12 for information regarding our equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs

November 2 — 29, 2008	571	$16.51	1,103,414	1,046,586
November 30 — January 3, 2009	4,320	$13.47	1,107,734	1,042,266
January 4 — 31, 2009	—	—	1,107,734	1,042,266

Total	4,891	$13.82	1,107,734	1,042,266

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

STOCK PERFORMANCE GRAPH

The following graph compares the yearly changes in total shareholder return on our common shares with the total return of the S&P Composite — 500 Stock Index and the S&P 600 Specialty Stores Index for the last five years. In each case, we assumed an initial investment of $100 on January 31, 2004. Each subsequent date on the chart represents the last day of the indicated fiscal year. We did not pay any dividends during such five-year period. The S&P 600 Specialty Stores Index is the same index that we have used in prior years, which we previously titled “S&P Specialty Stores Index.”

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN2004 2005 2006 2007 2008 2009JAS100 118 63 122 62 64S&P 500 Index100 104 113 128 123 73S&P Specialty Stores100 91 90 91 63 34

Item 6. Selected Financial Data

The following table presents our selected financial data for each of our five fiscal years ending January 31, 2009. The selected financial data for all fiscal years presented was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. We reclassified certain amounts in the financial statements for our four fiscal years ending February 2, 2008 to conform to the current year presentation.

Fiscal Year-Ended (a)
January 31,	February 2,	February 3,	January 28,	January 29,
2009	2008	2007	2006	2005
(Dollars in millions, except per share data)

Operating Results:
Net sales	$1,901.1	$1,878.8	$1,850.6	$1,882.8	$1,812.4
Total net sales percentage increase (decrease)	1.2%	1.5%	(1.7)%	3.9%	4.5%
Same-store sales percentage increase (decrease) (b)	0.5%	3.5%	(5.9)%	(0.8)%	3.2%
Gross margin	882.5	872.4	859.8	859.2	862.1
Selling, general and administrative expenses	775.3	774.8	790.5	774.0	708.5
Store pre-opening and closing costs	12.3	8.4	11.1	23.4	18.5
Depreciation and amortization	54.2	51.8	49.2	42.2	43.0
Debt repurchase expenses (c)	—	—	—	—	4.2
Goodwill impairment	—	—	—	27.1	—

Operating profit (loss)	40.7	37.4	9.0	(7.5)	87.9
Operating profit (loss) as a percent of net sales	2.1%	2.0%	0.5%	(0.4)%	4.8%
Gain on purchase of senior subordinated notes (d)	(4.2)	—	—	—	—
Interest expense	9.4	12.5	15.6	12.8	13.7
Income (loss) before cumulative effect of accounting
change	21.9	15.4	(2.9)	(23.0)	46.2
Cumulative effect of change in accounting principle,
net of tax (e)	—	—	1.0	—	—

Net income (loss)	$21.9	$15.4	$(1.9)	$(23.0)	$46.2
Net income (loss) as a percent of net sales	1.2%	0.8%	(0.1)%	(1.2)%	2.5%
Per Share Data:
Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting
change	$0.86	$0.62	$(0.12)	$(1.01)	$2.02
Cumulative effect of change in accounting principle	—	—	0.04	—	—

Net income (loss) — diluted	$0.86	$0.62	$(0.08)	$(1.01)	$2.02
Weighted average shares outstanding — diluted (000’s)	25,483	24,950	23,519	22,716	22,887

Financial Position:
Cash and cash equivalents	$80.6	$25.4	$18.4	$17.9	$79.6
Inventories	429.4	472.2	453.4	514.7	439.7
Inventory turnover	2.3	x	2.2	x	2.0	x	2.1	x	2.3	x
Current assets	565.2	547.8	543.8	605.8	562.9
Property, equipment and leasehold improvements, net	314.8	297.5	311.8	331.7	238.0
Total assets	901.1	869.4	866.3	946.8	839.3
Current liabilities	257.6	239.4	235.4	242.6	257.1
Long-term debt	66.0	100.0	125.3	203.7	100.0
Shareholders’ equity	477.7	440.0	409.8	399.4	408.9
Long-term debt to total capitalization	12.1%	18.5%	23.4%	33.8%	19.7%
Long-term debt to total capitalization, net of cash and cash equivalents	(3.2)%	14.5%	20.7%	31.7%	4.8%

Item 6. Selected Financial Data (Continued)

	Fiscal Year-Ended (a)
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
		(Dollars in millions, except per share data)

Per Share Data:
Book value (f)	$18.95	$17.97	$17.18	$17.09	$18.10
Shares outstanding, net of treasury shares (000’s)	25,204	24,485	23,857	23,375	22,585
Other Financial Information:
Capital expenditures:
Cash	$63.6	$28.6	$44.6	$118.9	$58.2
Cash — landlord reimbursement (g)	11.1	9.1	13.5	23.9	8.9

Total capital expenditures	$74.7	$37.7	$58.1	$142.8	$67.1

Store Count:
Small-format stores	554	578	615	676	733
Large-format stores	210	196	186	162	118

Total	764	774	801	838	851

Store Square Footage (000’s) (h)
Small-format stores	8,141	8,477	9,034	9,810	10,608
Large-format stores	7,861	7,455	7,181	6,388	4,845

Total	16,002	15,932	16,215	16,198	15,453

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2007, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of a store, the net sales results from that store is excluded from the same-store sales calculation until the first day of the first month following the one-year anniversary of that store’s expansion or relocation. Further, in a 53-week year, net sales of the first 52 weeks are compared to the comparable 52 weeks of the prior period.

(c)	Debt repurchase expenses include expenses related to the early extinguishment of debt.

(d)	Gain on purchase of senior subordinated notes includes the gain, net of related write-off of applicable deferred financing costs, on the purchase of our senior subordinated notes. See “Note 6 — Financing” contained in the notes to consolidated financial statements

(e)	Effective January 29, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which replaced SFAS No. 123, using the modified prospective method. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting. The adoption of the new standard resulted in a cumulative after-tax adjustment related to estimated forfeitures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 — Significant Accounting Policies” and “Note 8 — Stock-Based Compensation” contained in the notes to consolidated financial statements.

(f)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(g)	Capital expenditures reimbursed by the landlord represent the cost of assets acquired through the utilization of landlord lease incentives.

(h)	Total store square footage includes selling floor space and inventory storage areas.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. In addition, the financial information presented for years prior to fiscal 2009 has been reclassified for certain amounts to conform to the current year presentation.

Overview

We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores and website feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.

We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales. We closely monitor our net sales, including net sales from stores open one year or more (“same-store sales”), by our two store formats, small-format stores and large-format stores. Net sales in the aggregate and by store type are compared to previous periods to measure our overall sales growth and same-store sales are compared to previous periods to determine whether existing stores are growing their sales volume. We also closely monitor average ticket value, both in total and by store format. Average ticket represents total sales divided by the total number of customer transactions. Customer transactions are impacted by the number of customers that shop in our stores. These indicators help to measure the effectiveness of our product assortments, promotions and service.

•	Gross margin. Our management uses gross margin to evaluate merchandising, marketing and operating effectiveness for the company. Merchandise selection and other future decisions such as pricing and promotional activity are, in part, based on gross margin performance.

•	Selling, general and administrative expense as a percent of sales. We monitor the leveraging of selling, general and administrative expense in relation to our sales in order to measure the effectiveness of managing expenses.

•	Inventory. We closely monitor our inventory investment, which is our single largest invested asset, and our inventory turnover rate. Due to the large investment in inventory, changes in inventory levels can have a significant impact on our liquidity. Also, inventory turnover is an indicator of how effectively we manage our inventory levels in relation to our sales.

•	Debt to total capitalization and excess credit availability. We monitor our debt balances and leverage as a percent of total capitalization. We also monitor current and projected excess availability, as defined under our senior bank credit facility, in order to ensure that adequate flexibility is available to execute our operating plans.

An overview of our fiscal 2009 performance compared with fiscal 2008 performance follows:

•	Net sales increased 1.2 percent to $1.901 billion. Same-store sales increased 0.5 percent versus a 3.5 percent same-store sales increase for the prior year. The increase in same-store sales primarily was driven by a 0.5 percent increase in average ticket due to better in-stocks, more effective marketing and the benefit of competitive withdrawals in the sewing business.

•	Our gross margin rate, as a percentage of net sales, was consistent with the prior year at 46.4 percent. We entered the fourth quarter of fiscal 2009 with a 60 basis point increase for the first nine months of the year, as the result of a smaller percentage of clearance sales to total sales during the first nine months of fiscal 2009 as compared to the same period of the prior year and lower costs from global sourcing initiatives, particularly related to fabrics. Due to economic pressures, we elected to take pricing actions on seasonal products earlier in the fourth quarter as compared to the fourth quarter of fiscal 2008 in order to ensure a reasonable sell-through, resulting in a full year gross margin rate at a comparable rate with the prior year.

•	Our selling, general and administrative expenses (“SG&A”) as a percentage of net sales, excluding those expenses separately identified in the statement of operations, decreased 40 basis points from 41.2 percent last year to 40.8 percent this year. The decrease is primarily the result of our continued efforts to control expenses.

•	Inventory decreased by $42.8 million in fiscal 2009. Our inventory turnover improved from 2.2 turns for fiscal 2008 to 2.3 turns for fiscal 2009. The improvement is the result of our inventory initiatives to reduce seasonal and fashion merchandise, which have a higher promotional and clearance risk than our basic inventory categories.

•	Our debt to total capitalization ratio improved 640 basis points from 18.5 percent last year to 12.1 percent for fiscal 2009. During the year, we purchased $34 million of our senior subordinated notes. As of fiscal 2009 year end, we had approximately $235.2 million of excess availability under our senior bank credit facility.

Executive Overview of Fiscal 2009

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(Dollars in millions)

Net sales	$446.1	$403.0	$480.1	$571.9	$1,901.1
Same-store sales percent change	4.5%	3.3%	(1.5)%	(2.9)%	0.5%
Gross margin	$206.8	$191.8	$235.3	$248.6	$882.5
Gross margin percent	46.4%	47.6%	49.0%	43.5%	46.4%
Gross margin basis point change from prior year	(90)	190	100	(150)	—
Selling, general and administrative expenses	$184.5	$191.6	$199.5	$199.7	$775.3
SG&A percent to sales	41.4%	47.5%	41.6%	34.9%	40.8%
SG&A basis point decrease (increase) from prior year	230	90	(10)	(40)	40
Net income (loss)	$3.0	$(11.7)	$10.2	$20.4	$21.9
Net income (loss) percent to sales	0.7%	(2.9)%	2.1%	3.6%	1.2%
Net income (loss) basis point change from prior year	110	180	40	(110)	40

During fiscal 2009, we continued to execute and refine the operational and merchandising initiatives that we introduced at the end of fiscal 2007, which included the following objectives:

•	improve the customer shopping experience in our stores;

•	enhance our marketing and merchandising offers; and

•	refine our store development program.

At the end of fiscal 2008, we added a number of new initiatives for fiscal 2009 including:

•	implementation of a new point-of-sale and store systems SAP Retail package, including new human resources and workforce management applications;

•	continued integration of our Joann.com Internet business, to achieve stronger synergy with our retail stores; and

•	remerchandising approximately 200 of our small-format stores, over and above those we remodeled.

We achieved solid earnings and cash flow improvements in fiscal 2009. Our key initiatives succeeded in growing sales, controlling expenses and managing inventory:

•	Notwithstanding the economic pressures encountered by retailers during the second half of fiscal 2009, we were able to achieve a 0.5 percent growth in same-store sales for fiscal 2009.

•	We gained expense leverage, as SG&A as a percentage of net sales decreased 40 basis points from last year. The improvement was driven primarily by expense leverage in store labor and distribution expenses.

•	Earnings per share for the year improved to $0.86 per diluted share, compared with earnings of $0.62 per diluted share in the prior year.

•	We ended fiscal 2009 with 9.0 percent less inventory than the prior year. We believe the quality of our inventory is better and we have maintained strong in-stocks at our distribution centers and at the store level.

•	Our store remodel and optimization programs continued to generate incremental sales. Our core sewing and craft business delivered positive same-store sales for the full year, including the fourth quarter.

•	We decreased our debt levels during the year by purchasing $34 million of our senior subordinated notes.

•	We ended fiscal year 2009 with a $55.2 million increase in cash and cash equivalents.

The fiscal 2009 fourth quarter business was very challenging. Same-store sales were down 2.9 percent in the fourth quarter of fiscal 2009, compared to a 3.3 percent increase in the fourth quarter of fiscal 2008. Customer transactions and average ticket were both down versus the fourth quarter of fiscal 2008 by 1.0 percent and 1.9 percent, respectively.

Our fourth quarter fiscal 2009 sales and earnings were negatively affected by the weak performance of our seasonal merchandise sales during the holidays. Seasonal category sales have been very soft during the current economic downturn.

However, our core sewing business, which includes fleece, quilting and flannel fabrics, enjoyed positive same-store sales during the fourth quarter of fiscal 2009. Yarn, kids’ crafts and food crafting performed well on the non-sewing side of our business.

Our small-format stores performed better than the large-format stores, due to the benefit of remodels in the small-format stores and the presence of more seasonal merchandise in the large-format stores.

As mentioned previously, our inventory management initiatives allowed us to begin fiscal 2010 with no seasonal carryover. However, our gross margin rate declined by 150 basis points in the fourth quarter of fiscal 2009, as we elected to take deeper pricing actions on seasonal products earlier in the quarter in order to ensure a reasonable sell-through. In fiscal 2009, we continued selling Christmas seasonal products into February 2009 at substantial discounts.

By tightly controlling expenses and inventory in this challenging sales environment, we were able to strengthen our balance sheet during fiscal 2009. We purchased $13.6 million of our senior subordinated notes during the fourth quarter of fiscal 2009 for a total purchase of $34 million for the full year. We also ended fiscal 2009 with cash and cash equivalents of $80.6 million, which exceeded our long-term debt of $66 million.

We opened six new stores during the fourth quarter of fiscal 2009, which resulted in a total of 21 store openings for fiscal 2009. We also made progress in revitalizing our existing store base by completing one additional remodel during the fourth quarter of fiscal 2009, which brought total stores remodeled to 29 during the year.

Recent Developments and Business Update

As we look ahead to fiscal 2010, we are hopeful that the economy will begin to improve in the second half of the year. However, we believe it is prudent to expect and plan for negative trends in both customer transactions and average ticket in the near term. Therefore, we have not assumed any improvement in sales trends for fiscal 2010.

We will continue to focus on those elements of our business that we can control, including expenses, inventory and the customer experience. We will continue to optimize free cash flow to further strengthen our balance sheet.

Our key initiatives for fiscal 2010 are:

•	Margin expansion;

•	Further enhance our customer shopping experience;

•	Continue to update our store base; and

•	Improve our leasing terms.

We believe margin expansion provides the most significant opportunity to improve our financial results. The factors that cause us to believe that margin expansion can be achieved include:

•	The percentage of products that we source directly from Asia is expected to increase again this year;

•	The inflationary pressure we experienced a year ago on products sourced from Asia appears to have reversed, and we are now seeing product cost deflation;

•	Freight expense decreases along with lower oil prices, which reduces our cost of sourcing products both globally and domestically;

•	We intend to buy significantly less fashion and seasonal merchandise in fiscal year 2010, which is expected to reduce our exposure to promotional and clearance markdowns; and

•	The new store systems we rolled-out last year are expected to provide additional tools for managing markdowns and give us new promotional capabilities to enhance margins.

In addition to our work on gross margin expansion, we are focused on a number of initiatives to drive sales and further enhance our customer shopping experience. For example, we intend to modify our marketing content to deliver a stronger value message. We also intend to enhance our industry-leading education and in-store demonstration programs. We also intend to continue to expand the product offering and functionality of the Joann.com website.

Given the economic environment, we intend to reduce capital spending, net of landlord allowances, by approximately 50 percent, from $63.6 million in fiscal 2009 to between $30 and $32 million for fiscal year 2010. Most of the reduction will come from normalizing our investment in information technology, following the major store systems upgrade that occurred during fiscal year 2009. Our new store and remodel activity will be comparable to fiscal 2009, with approximately 20 new stores and 30 remodels.

We also have approximately 110 leases expiring in fiscal year 2010, 37 of which have renewal options. Given the current market conditions, we believe there are opportunities to improve the lease terms in a number of these store locations.

Results of Operations

The following table sets forth our financial information through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year-Ended
	Jan 31, 2009	Feb 2, 2008	Feb 3, 2007

Net sales	100.0%	100.0%	100.0%
Gross margin	46.4%	46.4%	46.5%
Selling, general and administrative expenses	40.8%	41.2%	42.7%
Store pre-opening and closing costs	0.6%	0.4%	0.6%
Depreciation and amortization	2.9%	2.8%	2.7%

Operating profit	2.1%	2.0%	0.5%

Comparison of the 52 Weeks Ended January 31, 2009 and February 2, 2008 and 53 Weeks Ended February 3, 2007

Net sales.  Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:

Consolidated Net Sales:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY09	FY08	FY07	FY09 vs. FY08	FY08 vs. FY07

Consolidated net sales	$1,901.1	$1,878.8	$1,850.6	1.2%	1.5%
Increase from prior year	$22.3	$28.2
Same-store sales percentage change	0.5%	3.5%	(5.9)%

Fiscal 2009:

Overall, consolidated net sales increased for fiscal 2009 primarily due to increased sales in our Joann.com entity. Fiscal 2009 represents our first full year of sales since we acquired the entity in the fourth quarter of fiscal 2008. With respect to our stores, same-store sales increased 0.5 percent compared with a same-store sales increase of 3.5 percent for fiscal 2008. The increase in fiscal 2009 same-store sales primarily was driven by an approximate 0.5 percent increase in average ticket due to a continuation of better in-stocks, more effective marketing and the benefit of competitive withdrawals in the sewing business. Our total store count at the end of the year of 764 was down ten stores compared with fiscal 2008; however, total store square footage increased slightly from 15.9 million square feet at the end of fiscal 2008 to 16.0 million square feet at the end of fiscal 2009. In total, we opened 21 new stores and closed 31 stores during fiscal 2009, compared to fiscal 2008 when we opened six new stores and closed 33 stores.

On a category basis, our sewing businesses represented 51 percent of our fiscal 2009 sales volume as compared to 50 percent of our fiscal 2008 sales volume. During fiscal 2009, our sewing businesses increased approximately 3.9 percent on a same-store sales basis as compared to an increase of approximately 5.6 percent during fiscal 2008. During fiscal 2009, we experienced positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting and fleece.

Our non-sewing businesses represented 49 percent of our fiscal 2009 sales volume compared to 50 percent of our fiscal 2008 sales volume. During fiscal 2009, our non-sewing businesses decreased 3.4% on a same-store sales basis primarily due to sales declines in seasonal categories. Excluding seasonal categories, craft same-store sales were slightly positive during fiscal 2009, with particular strength in the yarn and basic craft shops.

Fiscal 2008:

Consolidated net sales for fiscal 2008 increased primarily due to the increase in same-store sales, offset in part by the impact of fiscal year 2007 having 53 weeks. Same-store sales increased 3.5 percent compared with a same-store sales decrease of 5.9 percent for fiscal 2007. Our total store count at the end of the year of 774 was down 27 stores compared with fiscal 2007, and total store square footage decreased from 16.2 million square feet at the end of fiscal 2007 to 15.9 million square feet at the end of fiscal 2008.

On a category basis, our sewing businesses represented 50 percent of our fiscal 2008 sales volume, and increased approximately 5.6 percent on a same-store sales basis. The increase in our sewing businesses was driven by consistent growth throughout our fabric and sewing accessory categories.

On a category basis, our non-sewing businesses represented 50 percent of our fiscal 2008 sales volume and increased slightly on a same-store basis. We experienced positive sales results in our craft and party categories, which were mostly offset by lower sales of seasonal categories.

Sales by Segment:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY09	FY08	FY07	FY09 vs. FY08	FY08 vs. FY07

Large-format stores
Net sales	$983.6	$975.3	$915.3	0.9%	6.6%
Increase from prior year	$8.3	$60.0
Same-store sales percentage change	(1.0)%	3.9%	(8.0)%

Small-format stores
Net sales	$881.8	$891.6	$935.3	(1.1%)	(4.7%)
Decrease from prior year	$(9.8)	$(43.7)
Same-store sales percentage change	2.1%	3.0%	(4.1)%

Other
Net sales	$35.7	$11.9
Increase from prior year	$23.8	$11.9

Fiscal 2009:

Sales for large-format stores increased for fiscal 2009 primarily due to the net increase in the number of new stores, partially offset by negative same-store sales.

Same-store sales for large-format stores decreased 1.0 percent for fiscal 2009, versus a same-store sales increase of 3.9 percent for the same period last year. Large-format stores have a greater mix of seasonal product and higher ticket items compared to our small-format stores, which contributed to the weaker performance of the large-format stores during fiscal 2009. Customer transactions and average ticket for large-format stores decreased by approximately 0.6 percent and 0.4 percent, respectively. Large-format stores accounted for 51.7 percent and 51.9 percent of total net sales during fiscal 2009 and fiscal 2008, respectively.

The number of large-format stores in operation increased to 210 from 196 in fiscal 2009, which is the net result of eleven new stores and five small-format stores that were reclassified as large-format stores due to remodeling efforts during fiscal 2009, less the closing of two large-format stores.

Sales for small-format stores decreased for fiscal 2009 due to the decrease in total store count, partially offset by the increase in same-store sales.

The number of small-format stores in operation decreased to 554 in fiscal 2009 from 578 in the prior year, which is the net result of the closing of 29 small-format stores, the opening of ten new small-format stores and the previously mentioned reclassification of five small-format stores to large-format stores during the year.

Same-store sales performance for small-format stores increased 2.1 percent for fiscal 2009 versus a same-store sales increase of 3.0 percent for fiscal 2008. The fiscal 2009 increase in same-store sales for small-format stores was due to an approximate 1.8 percent increase in average ticket combined with an approximate 0.3 percent increase in customer transactions. Small-format stores accounted for 46.4 percent and 47.5 percent of total net sales during fiscal 2009 and fiscal 2008, respectively.

Sales included in our “other” segment represents sales from Joann.com, which was acquired in the fourth quarter of fiscal 2008. The increase in sales for fiscal 2009 is attributable to experiencing a full year of sales from Joann.com as compared to one quarter in fiscal 2008.

Fiscal 2008:

Large-format stores net sales for fiscal 2008 increased due to the increase in the number of new stores and by the increase in same-store sales performance. Same-store sales for large-format stores increased 3.9 percent for fiscal 2008, versus a same-store sales decrease of 8.0 percent for the same period of the prior year. The large-format store improvement was due to changes in our marketing program, improved store in-stocks and overall store conditions, which drove an increase in customer transactions and an increase in average ticket. The number of large-format stores in operation increased to 196 from 186 in fiscal 2007, which is the net result of six new stores and five small-format stores that were reclassified as large-format stores due to remodeling efforts during fiscal 2008, less the closing of one large-format store. Large-format stores accounted for approximately 52 percent of total net sales during fiscal 2008 compared with approximately 49 percent of total net sales for fiscal 2007.

Small-format stores net sales for fiscal 2008 decreased due to the decrease in total store count, partially offset by the increase in same-store sales performance. Our same-store sales performance for small-format stores increased 3.0 percent for fiscal 2008 versus a same-store sales decrease of 4.1 percent for the same period last year. The increase in same-store sales for small-format stores was primarily due to increases in average ticket. The number of small-format stores decreased to 578 during fiscal 2008 from 615 in fiscal 2007 due to the closing of 32 small-format stores, and the previously mentioned reclassification of five small-format stores to large-format stores during the year. Small-format stores accounted for approximately 47 percent of total net sales during fiscal 2008 as compared to 51 percent for the same period in the prior year.

Sales included in our “other” segment represents sales from Joann.com, which was acquired in the fourth quarter of fiscal 2008.

Gross margin.  Gross margin may not be comparable to that of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude the indirect portion from gross margin and include it within SG&A. We include distribution costs that are directly associated with the acquisition of our merchandise in cost of sales. These costs are primarily in-bound and out-bound freight. We incur in-bound freight costs as a result of merchandise shipments from the vendor to our distribution centers or directly to our stores via “drop shipment.” In-bound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of our merchandise and accordingly are recognized as cost of sales when the related merchandise is sold. We incur out-bound freight costs when we ship the merchandise to our stores from the distribution centers. Purchasing and receiving costs, warehousing costs and other costs of our distribution network and store occupancy costs are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A.

Gross Margin:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY09	FY08	FY07	FY09 vs. FY08	FY08 vs. FY07

Gross margin	$882.5	$872.4	$859.8	1.2%	1.5%
Increase from prior year	$10.1	$12.6
Percentage of consolidated net sales	46.4%	46.4%	46.5%	—	(10 bps	)

Gross margin increased for fiscal 2009 in relation to the increase in net sales. As a percent of net sales, gross margin was flat compared with fiscal 2008. The margin rate during the first nine months of fiscal 2009 was up as compared to the same time period of fiscal 2008, but markdowns taken during the fourth quarter of fiscal 2009 resulted in comparable gross margin rates year-over-year. In order to ensure a reasonable sell-through of seasonal merchandise during the fourth quarter of fiscal 2009, we elected to take pricing actions on seasonal products earlier in the fourth quarter as compared to the fourth quarter of fiscal 2008.

Gross margin increased for fiscal 2008 in relation to the increase in net sales. As a percent of net sales, gross margin decreased ten basis points compared with fiscal 2007. Our gross margins in our retail stores improved due to reduced clearance markdowns and improved effectiveness, but were essentially offset by the addition of sales from Joann.com, our newly consolidated Internet business, which had a lower gross margin rate than our stores.

Selling, general and administrative expenses.  SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, certain distribution costs, store occupancy costs, advertising expenses and administrative expenses. As mentioned previously, some of our competitors and other retailers include distribution costs and store occupancy costs in gross margin. The types of distribution costs that we classify as selling, general and administrative expense include administrative, occupancy, depreciation, labor and other indirect costs that are incurred to support the distribution network. These costs are not directly associated with the value of the merchandise sold in our stores, but rather they relate primarily to the handling of merchandise for delivery to our stores and are expensed as incurred.

Distribution costs included within SG&A amounted to $54.3 million, $59.5 million and $68.6 million for fiscal 2009, 2008 and 2007, respectively. Store occupancy costs included within SG&A amounted to $180.5 million, $178.2 million and $176.4 million for fiscal 2009, 2008 and 2007, respectively.

Selling, general and administrative expenses:

				Percentage		Percentage
				Change		Change
(Dollars in millions)	FY09	FY08	FY07	FY09 vs. FY08		FY08 vs. FY07

SG&A	$775.3	$774.8	$790.5	0.1%		(2.0)%
Increase (decrease) from prior year	$0.5	$(15.7)
Percentage of consolidated net sales	40.8%	41.2%	42.7%	(40 bps	)	(150 bps	)

SG&A for fiscal 2009 decreased as a percentage of net sales primarily due to our continued efforts to control expenses. The additional full year sales during fiscal 2009 from Joann.com, which has a lower expense structure than the retail stores, also contributed to the improved leverage. Fiscal 2008 only included three months of sales from Joann.com because the acquisition of the Internet business was not finalized until the beginning of the fourth quarter of fiscal 2008.

Stock-based compensation expense, which is included within SG&A, was $9.4 million for fiscal 2009, compared with $8.3 million in fiscal 2008.

SG&A for fiscal 2008 decreased as a percentage of net sales primarily due to our continued efforts to control expenses, as well as the impact of additional logistics costs incurred in the first quarter of fiscal 2007 related to the opening of the Opelika, Alabama distribution center, which did not recur in fiscal 2008. In addition, included in the fiscal 2007 SG&A expenses were $4.4 million of separation costs related to our former chief executive officer, $3.5 million related to the recruitment and relocation of executive officers, and severance related to the elimination of positions at our store support center. The additional sales during fiscal 2008 from Joann.com, which has a lower expense structure than the retail stores, also contributed to the improved leverage.

Stock-based compensation expense was $8.3 million for fiscal 2008, compared with $6.9 million in fiscal 2007.

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

Store pre-opening and closing costs increased $3.9 million to $12.3 million in fiscal 2009, due to a net increase in new store activity during fiscal 2009. Pre-opening costs increased $4.7 million during fiscal 2009 to $7.8 million. During fiscal 2009, we opened 21 new stores compared to fiscal 2008 when we opened six new stores. Store closing costs decreased $0.8 million during fiscal 2009, to $4.5 million. During fiscal 2009, we closed 31 stores, compared to fiscal 2008 when we closed 33 stores.

Store pre-opening and closing costs decreased $2.7 million to $8.4 million in fiscal 2008, due to a decreased level of store activity. Pre-opening costs decreased $1.9 million during fiscal 2008 to $3.1 million. During fiscal 2008, we opened six large-format stores, and we closed 32 small-format stores and one large-format store. Store closing costs decreased $0.8 million during fiscal 2008, to $5.3 million.

Depreciation and amortization.  Depreciation and amortization expense increased $2.4 million to $54.2 million in fiscal 2009. The increase in depreciation and amortization expense during fiscal 2009 is due to incremental depreciation associated with our investment in new store systems and store related expenditures, including store remodels and new store openings.

Depreciation and amortization expense increased $2.6 million to $51.8 million in fiscal 2008. The fiscal 2008 increase in depreciation and amortization expense is primarily due to incremental depreciation associated with new stores.

Operating profit.

				Percentage Change	Percentage Change
(Dollars in millions)	FY09	FY08	FY07	FY09 vs. FY08	FY08 vs. FY07

Operating profit	$40.7	$37.4	$9.0	8.8%	315.6%
Increase from prior year	$3.3	$28.4

Operating profit for fiscal 2009 increased primarily due to the improvement in large-format store operating profit combined with our continued efforts to control expenses.

Operating profit for fiscal 2008 increased primarily due to an increase in same-store sales combined with our efforts to control expenses.

Operating profit (loss) by Segment:

				Percentage Change	Percentage Change
(Dollars in millions)	FY09	FY08	FY07	FY09 vs. FY08	FY08 vs. FY07

Large-format stores
Operating profit	$67.6	$65.6	$53.5	3.0%	22.6%
Increase from prior year	$2.0	$12.1

Small-format stores
Operating profit	$97.4	$98.0	$93.1	(0.6%)	5.3%
Decrease from prior year	$(0.6)	$4.9

Other
Operating loss	$(124.3)	$(126.2)	$(137.6)	1.5%	8.3%
Increase from prior year	$1.9	$11.4

Fiscal 2009:

The improvement in large-format store operating profit was primarily driven by the $8.3 million increase in store sales volume. The decline in operating profit of the small-format stores was driven by a $9.8 million decrease in sales volume. The sales volume fluctuation between large-format and small-format stores is due to the net overall 14 new large-format stores that were opened during fiscal 2009 as compared to a net overall 24 small-format store decrease during the year. The improvement in operating loss during fiscal 2009 of our other segment is primarily due to our continued efforts to control expenses. The other segment includes unallocated corporate overhead in addition to the operating results of our Internet business.

Fiscal 2008:

The fiscal 2008 improvement in large-format store operating profit was primarily driven by a 3.9 percent increase in same-store sales as the result of an approximate 1.7 percent increase in customer transactions as well as an approximate 2.2 percent increase in average ticket. The improvement in small-format store operating profit primarily was driven by a 3.0 percent increase in same-store sales as the result of an approximate 3.6 percent increase in average ticket, partially offset by a decrease in customer transactions by approximately 0.6 percent. The improvement during fiscal 2008 in operating loss of our other segment is primarily due to our efforts to control expenses, as well as the impact of additional logistics costs incurred in the first quarter of fiscal 2007 related to the opening of the Opelika, Alabama distribution center, which did not recur in fiscal 2008.

Gain on purchase of senior subordinated notes.  We recorded a pre-tax gain of $4.2 million, as a result of the purchase, of $34.0 million of our 7.5 percent senior subordinated notes at an average of 87 percent of par, net of the related write-off of applicable deferred financing costs.

Interest expense.  Interest expense for fiscal 2009 decreased $3.1 million to $9.4 million. The decrease is attributable to lower average debt levels. Our average debt levels were $101 million in fiscal 2009 versus $145 million in the prior year. Interest expense for fiscal 2008 decreased $3.1 million to $12.5 million. The decrease is attributable to lower average debt levels. Our average debt levels were $145 million in fiscal 2008 versus $199 million in the prior year.

Income taxes.  Our effective income tax rate for fiscal 2009 increased to 38.3 percent from 38.1 percent in fiscal 2008. The increase in the effective tax rate is based primarily on the net effect of changes to our deferred tax assets and to our reserves for uncertain tax positions. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.

Our effective income tax rate for fiscal 2008 decreased to 38.1 percent from 56.1 percent in fiscal 2007. The reduction in the effective tax rate is based primarily on the fact that we were in a book loss position in fiscal 2007.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2008. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 resulted in a cumulative effect adjustment to reduce beginning retained earnings equal to $1.6 million, which was comprised of $1.1 million in taxes and $0.5 million in interest. Our unrecognized tax benefits upon adoption were $7.6 million, of which $4.9 million would affect our effective tax rate, if recognized within the consolidated statement of operations.

Store Closing Charges

As discussed in “Note 1 — Significant Accounting Policies,” we account for the costs of store closings in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Expenses recorded relating to store closings were $4.5 million, $5.3 million and $6.1 million in fiscal 2009, 2008 and 2007, respectively. These charges are included in the line item “Store pre-opening and closing costs” in our statements of operations included in our consolidated financial statements.

The store closing reserve was $0.6 million and $0.7 million as of January 31, 2009 and February 2, 2008, respectively. The reserve is comprised of charges related to non-cancelable lease obligations and other costs.

Stock-Based Compensation

In fiscal 2009, we granted 105,580 performance shares and 584,853 non-qualified stock options to the operating management group level and above, and 370,877 time-based restricted shares to team members at the manager level and above.

In fiscal 2008, we granted 5,633 performance shares to operating officers and above, and 172,435 time-based restricted shares and 660,173 non-qualified stock options to team members at the manager level and above. However, we did not grant any time-based restricted shares to our executive officers with the exception of 31,847 shares granted to a new executive officer in connection with his commencement of employment and which are included in the 172,435 shares mentioned above.

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

The following table provides cash flow related information for the three fiscal years ended January 31, 2009.

	2009	2008	2007
	(In millions)

Net cash provided by operating activities	$157.9	$73.6	$105.8
Net cash used for investing activities	(77.8)	(49.4)	(33.4)
Net cash used for financing activities	(24.9)	(17.2)	(71.9)

Net increase in cash and cash equivalents	$55.2	$7.0	$0.5

Ending cash and cash equivalents	$80.6	$25.4	$18.4

Net Cash Provided By Operating Activities

Net cash provided by operating activities increased by $84.3 million in fiscal 2009. The increase in net cash provided by operating activities in fiscal 2009 was primarily attributable to the decrease in inventories and increase in accounts payable.

Inventories decreased by $42.8 million in fiscal 2009, compared with an increase of $18.8 million in fiscal 2008. The decrease in inventory is primarily due to our inventory initiatives to reduce seasonal and fashion merchandise. Average store level inventory was down 5.0 percent with the balance of the inventory reduction coming out of our distribution centers. During fiscal 2009, we maintained consistent store in-stocks and had no holiday merchandise carryover at year end. Inventory turns for fiscal 2009 were approximately 2.3 compared with 2.2 in fiscal 2008 and 2.0 in fiscal 2007.

Total operating assets and liabilities in fiscal 2009 increased by $66.1 million, which is net of landlord lease incentives of $11.1 million and is primarily the result of a $42.8 million reduction in inventory combined with a $15.7 million increase in accounts payable. We negotiate landlord lease incentives as we build certain new store locations. See the discussion under “Capital Expenditures” below.

Net cash provided by operating activities decreased by $32.2 million in fiscal 2008 compared to fiscal 2007. The decrease was primarily attributable to the increase in inventories, net of accounts payable, in fiscal 2008.

During fiscal 2008, we received federal income tax refunds in the combined amount of $9.5 million due primarily to net operating loss carrybacks applied to prior years.

During fiscal 2007, the Internal Revenue Service (the “IRS”) concluded its examination of our returns for the fiscal 2003 through fiscal 2005 tax years. On December 18, 2006, we remitted requested payments to the IRS which totaled $14.6 million including interest of $2.3 million and no penalties.

Net Cash Used For Investing Activities

Net cash used for investing activities in fiscal 2009 consisted of capital expenditures and a delayed payment related to the fiscal 2008 acquisition of the remaining equity of Joann.com. Net cash used for investing activities in fiscal 2008 was comprised of capital expenditures of $37.7 million and the initial cash purchase price of the acquisition of the remaining equity of Joann.com of $11.7 million (net of cash acquired). Net cash used for investing activities in fiscal 2007 was comprised of capital expenditures of $58.1 million, partially offset by proceeds of $24.7 million from the sale-leaseback of our distribution center in Visalia, California.

Capital Expenditures

Capital expenditures estimated for fiscal 2010 and for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by our landlords. Capital expenditures primarily relate to the operation of the stores, including new store openings, distribution center construction and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2010
	Outlook	2009	2008	2007
	(In millions)

Cash	$30 - $32	$63.6	$28.6	$44.6
Cash — landlord-reimbursed	15.0	11.1	9.1	13.5

Total	$45 - $47	$74.7	$37.7	$58.1

Capital expenditures for fiscal 2009 totaled $74.7 million. Store-related expenditures, including those for our store openings, accounted for approximately 65 percent, or $48.7 million, of total capital spending in fiscal 2009. Expenditures related to technology accounted for approximately 31 percent, or $23.3 million, of total capital spending in fiscal 2009. During fiscal 2009, we opened 11 large-format and ten small-format stores and remodeled 29 stores.

Capital expenditures for fiscal 2008 totaled $37.7 million. Store-related expenditures, including those for store openings, accounted for approximately 70 percent, or $26.4 million, of total capital spending in fiscal 2008. Expenditures related to technology accounted for approximately 23 percent, or $8.7 million, of total capital spending in fiscal 2008. During fiscal 2008, we opened six large-format stores and remodeled 26 stores.

Capital expenditures for fiscal 2007 totaled $58.1 million. Store-related expenditures, including those for our store openings, accounted for approximately 74 percent of total capital spending in fiscal 2007. Expenditures related to the construction of our distribution center in Opelika, Alabama, which opened in April 2006, accounted for approximately six percent, or $4 million, of total capital spending in fiscal 2007. The total capital cost of this project was $48 million. During fiscal 2007, we opened 26 large-format stores.

We anticipate that capital expenditures in fiscal 2010 will be approximately $45 to $47 million, or $30 to $32 million net of landlord lease incentives received. We plan to open approximately 20 new stores. We also plan to remodel approximately 30 stores.

Sale-Leaseback Transaction

On October 19, 2006, we completed a sale-leaseback transaction of our 630,000 square foot distribution center on an 80-acre site located in Visalia, California (the “Facility”). We sold the Facility to an independent third party for approximately $24.7 million, net of expenses incurred by us in connection with the sale. We leased the Facility back from the purchaser and are treating the lease as an operating lease.

The lease has an initial term of 20 years and will be renewed automatically for eight consecutive five-year renewal terms unless we provide notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease are payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments total $1.8 million. Thereafter, the annual rent payments increase by six percent for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease are approximately $38.8 million.

Net Cash Used For Financing Activities

Net cash used for financing activities was $24.9 million in fiscal 2009 compared with $17.2 million in fiscal 2008. Long-term debt at the end of fiscal 2009 was $66.0 million and consisted of our 7.5 percent senior subordinated notes. Debt levels decreased $34.0 million during fiscal 2009, compared with a net decrease of $25.3 million in the prior year. During fiscal 2009, we purchased $34.0 million in face value of the notes at an average of 87 percent of par. We recorded a pre-tax gain of $4.2 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of notes line item in the statement of operations.

Net cash used for financing activities was $17.2 million in fiscal 2008 compared with net cash used for financing activities of $71.9 million in fiscal 2007. Long-term debt at the end of fiscal 2008 was $100.0 million and consisted entirely of the notes. No borrowings were outstanding under our senior bank credit facility (the “Credit Facility”). Debt levels decreased $25.3 million during fiscal 2008, compared with a net decrease of $78.4 million in the prior year. The decrease was due primarily to improved operating results, partially offset by increases in inventory and net capital investments, including the acquisition of Joann.com.

As of January 31, 2009, we had the ability to borrow up to an additional $235.2 million under our Amended Credit Facility.

Common Share Repurchases

During fiscal 2009, we purchased 80,805 of our common shares at an aggregate price of $1.3 million, which represented shares repurchased from employees to satisfy minimum statutory tax withholding requirements in connection with the vesting of restricted shares. As of January 31, 2009, we were authorized to purchase up to an additional 1.0 million common shares under previous authorizations from our Board of Directors.

Sources of Liquidity

We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and our Amended Credit Facility.

We believe that our Amended Credit Facility, coupled with cash and cash equivalents on hand and cash from operations, will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2009, our long-term unsecured debt was rated “B3” by Moody’s Investor Services and “CCC+” by Standard & Poor’s. Moody’s rates our outlook as stable while Standard & Poor’s rates our outlook as positive. In December 2008, Moody’s raised our rating from “Caa2” to “B3” and changed their outlook from positive to stable. In May 2008, Standard and Poor’s raised our rating from “CCC” to “CCC+” and confirmed their positive rating. The change in ratings by Moody’s and Standard and Poor’s reflects their view that operating results have improved and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.

Our debt obligations as of the end of fiscal 2009 represent $66.0 million outstanding under our 7.5 percent Notes.

Secured Bank Credit Facility.  On September 5, 2008, we entered into the Amended Credit Facility by amending certain terms and extending the maturity of our Credit Facility, originally entered into as of April 24, 2001. The Amended Credit Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in our inventory, accounts receivable, personal property and other assets and is guaranteed by one other of our wholly-owned subsidiaries. We have the option to request an increase in the size of the Amended Credit Facility up to $100 million (for a total facility of $400 million) in increments of $25 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Credit Facility is calculated at the London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of average excess availability during the previous fiscal month. The Amended Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, are being amortized over the term of the Amended Credit Facility. As of January 31, 2009, we had $20.1 million in standby letters of credit outstanding under the Amended Credit Facility.

Our weighted average interest rate and weighted average borrowings under the Amended Credit Facility and Credit Facility were 6.1 percent and $8.1 million during fiscal 2009 and 6.9 percent and $45.3 million during fiscal 2008.

The Amended Credit Facility contains customary covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, which represents net borrowing capacity, falls below certain levels. Further, we are required to comply with a minimum fixed charge ratio covenant, if excess availability is less than ten percent of the borrowing base at any time. As of January 31, 2009, excess availability was $235.2 million, and at our peak borrowing level during fiscal 2009, the excess availability was $217.1 million. The Amended Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At January 31, 2009, we were in compliance with all covenants under the Amended Credit Facility.

In November 2007, we amended our Credit Facility to allow for the acquisition of the remaining equity of IdeaForest.com, which was renamed Joann.com upon acquisition. In February 2006, we amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The February 2006 amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

Senior Subordinated Notes.  On February 26, 2004, we issued $100 million 7.5 percent notes due 2012. Interest on the notes is payable on March 1 and September 1 of each year. Deferred financing costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. Beginning March 1, 2008 we have the option of redeeming the notes at any time, in accordance with certain call provisions of the related note indenture. The notes represent unsecured obligations that are subordinated to the Amended Credit Facility and are fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries.

During fiscal 2009, we purchased $34.0 million in face value of the 7.5 percent notes at an average of 87 percent of par. We recorded a pre-tax gain of $4.2 million representing the cash discount received net of the related write-off of applicable deferred financing costs. This pre-tax gain is reflected on the gain on purchase of senior subordinated notes line item in the statement of operations.

Subsequent to fiscal 2009, we purchased $15.0 million in face value of the 7.5 percent notes at an average of 91 percent of par and will record a $1.2 million pre-tax gain in the first quarter of fiscal year 2010, representing the cash discount received net of the related write-off of applicable deferred financing costs.

The note indenture contains covenants that, among other things, restrict our ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets, issue guarantees of and pledges securing indebtedness, and require an offer to purchase the notes in the event of a change in control. The indenture defines various events of default, including cross-default provisions and defaults for any material judgments. At January 31, 2009, we were in compliance with all covenants under the note indenture.

Failure to comply with these restrictions and covenants could result in defaults under our Amended Credit Facility and/or the Note indenture. Any default, if not waived, could result in our debt becoming immediately due and payable.

Off-Balance Sheet Transactions

Our liquidity is not dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment. In October 2006, we completed a sale-

leaseback transaction of our distribution center located in Visalia, California. For more information regarding that transaction, see “Note 11 — Leases” contained in the notes to consolidated financial statements.

Contractual Obligation and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 31, 2009:

	Payments Due by Period (1)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(In millions)

7.5 percent senior subordinated notes	$66.0	$—	$66.0	$—	$—
7.5 percent senior subordinated notes accrued interest (1)	17.3	4.9	12.4	—	—
Standby letters of credit	20.1	20.1	—	—	—
Purchase commitments (2)	18.8	2.7	8.8	6.6	0.7
Royalty commitments (3)	2.4	1.3	1.1	—	—
Agent fee commitments (4)	15.0	7.8	7.2	—	—
Operating leases	861.0	153.1	264.3	199.3	244.3
FIN 48 — Uncertain tax positions (5)	11.4	1.7	0.4	9.3	—
Promissory notes (6)	5.5	3.1	2.4	—	—
Amended Credit Facility	—	—	—	—	—

Total Contractual Cash Obligations	$1,017.5	$194.7	$362.6	$215.2	$245.0

(1)	Interest is included as a contractual obligation on the 7.5 percent Notes only. The calculation of interest on the Amended Credit Facility is dependent on the average borrowings during the year and a variable interest rate. See “Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Amended Credit Facility.

(2)	Purchase commitments include legally binding contracts such as firm commitments for significant inventory purchases. Purchase orders that are not binding agreements are excluded from the table.

(3)	Royalty commitments include guaranteed minimum royalty payments to various designers for use of their name and product line and is based off a guaranteed minimum sales figure per year.

(4)	Agent fee commissions include minimum commission fees for sourcing import purchases.

(5)	The company adopted FIN 48 at the beginning of fiscal year 2008.

(6)	Represents delayed payments in relation to the Joann.com acquisition.

Seasonality and Inflation

Our business exhibits seasonality, which is typical for most retail companies. Our sales are stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the fourth quarter.

Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2009				Fiscal 2008
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(In millions)
Net sales	$446.1	$403.0	$480.1	$571.9	$424.2	$388.5	$480.2	$585.9
Same-store sales percentage change	4.5%	3.3%	(1.5)%	(2.9)%	1.8%	7.0%	2.4%	3.3%
Gross margin	$206.8	$191.8	$235.3	$248.6	$200.6	$177.4	$230.5	$263.9
Gross margin percent to sales	46.4%	47.6%	49.0%	43.5%	47.3%	45.7%	48.0%	45.0%
Operating profit (loss)	$7.4	$(16.5)	$17.3	$32.5	$0.1	$(26.2)	$16.7	$46.8
Operating profit (loss) percent to sales	1.7%	(4.1)%	3.6%	5.7%	0.0%	(6.7)%	3.5%	8.0%
Net income (loss)	$3.0	$(11.7)	$10.2	$20.4	$(1.7)	$(18.4)	$8.0	$27.5
Inventories	426.9	472.6	522.3	429.4	434.9	507.9	570.9	472.2
Long-term debt	100.0	100.0	112.7	66.0	117.8	159.0	202.0	100.0

We believe that inflation has not had a significant effect on the growth of net sales or on net income (loss) over the past three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Critical Accounting Policies and Estimates

We strive to report our financial results in a clear and understandable manner. We follow generally accepted accounting principles in preparing our consolidated financial statements. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. The use of estimates is pervasive throughout our financial statements. The accounting policies that involve estimates or assumptions that are material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or are susceptible to change and we consider most critical are as follows:

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Inventory valuation methods require certain management estimates and judgments, the most significant of which involves estimates of net realizable value on product designated for clearance, which affects the ending inventory valuation at cost, as well as the gross margin reported for the year.

We estimate our reserve for clearance product based on a number of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are beyond our control, including changes in economic conditions and consumer buying trends. The corresponding reduction to gross margin is recorded in the period the decision is made.

We do not believe that the assumptions used in our estimate will change significantly based on prior experience. A one percent increase or decrease in the clearance reserve would have impacted operating profit by approximately $0.3 million for the year ended January 31, 2009.

Our accrual for shrink is estimated as a percent of sales. The percent used in the determination of the accrual is based on actual historical shrink results of our stores. This estimated percent is applied to sales of our stores for the periods following the stores, most recent physical inventory. In addition, we analyze our accrual to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year. All store locations that have been open one year or longer are physically inventoried once a year. A ten basis point increase or decrease in the estimated shrink percent would have impacted operating profit by approximately $1.3 million for the year ended January 31, 2009.

Valuation of Long-Lived Assets and Goodwill

We evaluate recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable (for example, when a store’s performance falls below minimum company standards). In the fourth quarter of each fiscal year or earlier if indicators of impairment exist, we review the performance of individual stores. Underperforming stores are selected for further evaluation of the recoverability of the stores’ net asset values. If the evaluation, done on an undiscounted cash flow basis, indicates that a store’s net asset value may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. We estimate fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Additional factors are taken into consideration, such as local market conditions and operating environment.

Impairment losses totaling $2.0 million, $0.6 million and $4.1 million in fiscal 2009, 2008 and 2007, respectively, were recorded for underperforming stores, underutilized assets and/or other facilities. If different assumptions were made or different market conditions were present, any estimated potential impairment amounts could have varied from recorded amounts.

During the fourth quarter of fiscal 2009, we conducted the annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” on our goodwill acquired in the Joann.com acquisition. We consider the Joann.com entity to be a stand alone operating segment and reporting unit as discrete financial information is available at this level. As such, we tested our goodwill for impairment at this level. The impairment evaluation process is an income-based approach that utilizes discounted cash flows for the determination of the enterprise fair value of Joann.com. Our material assumptions used in our impairment analysis included the weighted average cost of capital (“WACC”) percent, terminal growth rate and forecasted long-term sales growth. As a result of our impairment analysis, we determined that our goodwill was not impaired for fiscal 2009. A 1% change in the WACC rate represents an approximate $1.5 million change to the enterprise fair value of Joann.com. A 1% change in the terminal growth rate and long-term growth rate represents an approximate combined $1.0 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment for goodwill. Only significant changes in these assumptions would result in an enterprise fair value that would be less than the carrying value of this reporting unit.

Income Taxes

Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. During fiscal 2009, we increased our valuation allowance by $2.2 million. The increase is primarily attributable to certain state employee hiring credits for which we estimate an unlikely recovery. Many years of data have been incorporated into the determination of tax reserves, and our estimates have historically proven to be reasonable.

Stock-Based Compensation

We have various stock-based compensation plans that we utilize as long-term compensation for our Board of Directors, executive officers, senior management and other key employees. Our annual stock option and restricted stock award grants have averaged about 4.5%, 3.4% and 2.7% of outstanding shares for fiscal 2009, 2008 and 2007, respectively. As of January 31, 2009, options to purchase 1.7 million shares of common stock, representing 6.9% of total shares, were outstanding, of which 0.6 million were exercisable. Of the exercisable options, 8.9% were “in the money,” or had an exercise price below the closing end-of-year stock price of $12.77.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. We use the Black-Scholes option-pricing model which requires the input of assumptions, which we update regularly based on historical trends and current market observations.

We do not pay dividends and no dividend rate assumption was used. We estimate expected volatility based on the historical volatility of the price of the common stock over the life of the awards. We believe the historical volatility is a reasonable expectation of future volatility. We also use historical experience to estimate the expected life of stock-based compensation awards and employee terminations. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of stock-based awards granted.

As of January 31, 2009, there was $2.7 million and $3.9 million of compensation cost not yet recognized or earned related to stock options and non-vested restricted stock awards, respectively, which is expected to be recognized as earned over weighted-average periods of 4.6 and 1.1 years, respectively.

See Notes 1 and 8 to our consolidated financial statements for more details of our stock-based compensation.

Recent Accounting Pronouncements

In addition to the accounting pronouncements referenced above in our discussion of critical accounting policies, the following accounting pronouncements may have an impact on our results of operations or financial position in future years, as discussed further below.

Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141(R) is effective for our company beginning fiscal 2010. Currently, the adoption of SFAS 141R is not expected to have a significant impact on our results of operations or financial condition. A significant impact may however be realized on any future acquisitions. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.

Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for our company beginning fiscal 2010. Since we do not hold any non-controlling ownership interests in subsidiaries, this Statement is not applicable to our company.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” as well as general economic conditions, the current financial crisis, natural disasters and geo-political events, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, our dependence on suppliers, seasonality, disruptions to the transportation system or increases in transportation costs, energy costs, our ability to recruit and retain highly qualified personnel, our ability to manage our inventory, our ability to effectively manage our distribution network, disruptions to our information systems, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, failure to successfully implement the store growth strategy, changes in accounting standards and effective tax rates, inadequacy of our insurance coverage, volatility of our stock price, damage to our reputation, and other factors. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are indirectly exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our Amended Credit Facility.

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 26 percent of our purchases internationally in fiscal 2009. Our international purchases are concentrated in China and other Asian countries.

In the normal course of business we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we originally set in place in fiscal 2005, which currently consists of the fixed rate $100 million senior subordinated notes of which $66.0 million were outstanding at fiscal 2009 year-end, and our Amended Credit Facility, which is designed to be a working capital facility. We estimate that a one percent increase or decrease in interest rates, based on fiscal 2009 average debt levels, would cause an increase or decrease to interest expense of $0.1 million.

Item 8.	Financial Statements and Supplementary Data

Jo-Ann Stores, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 8, 2009

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	January 31,	February 2,
	2009	2008
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$80.6	$25.4
Inventories	429.4	472.2
Deferred income taxes	23.5	26.4
Prepaid expenses and other current assets	31.7	23.8

Total current assets	565.2	547.8
Property, equipment and leasehold improvements, net	314.8	297.5
Goodwill, net	11.6	11.8
Other assets	9.5	12.3

Total assets	$901.1	$869.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$145.1	$129.4
Accrued expenses	112.5	110.0

Total current liabilities	257.6	239.4
Long-term debt	66.0	100.0
Long-term deferred income taxes	3.2	—
Lease obligations and other long-term liabilities	96.6	90.0
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 28,872,085 and 28,072,032, respectively	1.4	1.4
Additional paid-in capital	211.7	194.6
Retained earnings	310.4	288.5

	523.5	484.5
Treasury stock, at cost, 3,667,677 shares and 3,586,872 shares, respectively	(45.8)	(44.5)

Total shareholders’ equity	477.7	440.0

Total liabilities and shareholders’ equity	$901.1	$869.4

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations

	Fiscal Year-Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in millions,
	except earnings(loss) per share data)

Net sales	$1,901.1	$1,878.8	$1,850.6
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,018.6	1,006.4	990.8

Gross margin	882.5	872.4	859.8
Selling, general and administrative expenses	775.3	774.8	790.5
Store pre-opening and closing costs	12.3	8.4	11.1
Depreciation and amortization	54.2	51.8	49.2

Operating profit	40.7	37.4	9.0
Gain on purchase of senior subordinated notes	(4.2)	—	—
Interest expense, net	9.4	12.5	15.6

Income (loss) before income taxes	35.5	24.9	(6.6)
Income tax provision (benefit)	13.6	9.5	(3.7)

Income (loss) before cumulative effect of accounting change	21.9	15.4	(2.9)
Cumulative effect of change in accounting principle, net of tax	—	—	1.0

Net income (loss)	$21.9	$15.4	$(1.9)

Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$0.88	$0.63	$(0.12)
Cumulative effect of change in accounting principle	—	—	0.04

Net income (loss)	$0.88	$0.63	$(0.08)

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$0.86	$0.62	$(0.12)
Cumulative effect of change in accounting principle	—	—	0.04

Net income (loss)	$0.86	$0.62	$(0.08)

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year-Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(Dollars in millions)

Net cash flows from operating activities:
Net income (loss)	$21.9	$15.4	$(1.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.2	51.8	49.2
Deferred income taxes	6.8	0.7	(3.0)
Stock-based compensation expense	9.4	8.3	6.9
Cumulative effect of change in accounting principle	—	—	(1.0)
Amortization of deferred financing costs	0.8	0.9	0.9
Loss on disposal and impairment of fixed assets	2.9	1.6	5.6
Gain on purchase of senior subordinated notes	(4.2)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	42.8	(18.8)	61.3
(Increase) decrease in prepaid expenses and other current assets	(7.9)	6.6	4.8
Increase (decrease) in accounts payable	15.7	(4.2)	(0.3)
Increase (decrease) in accrued expenses	5.5	3.7	(7.5)
Increase (decrease) in lease obligations, net	9.1	(3.6)	2.6
(Decrease) increase in other long-term liabilities	(2.5)	12.0	(0.4)
Other, net	3.4	(0.8)	(11.4)

Net cash provided by operating activities	157.9	73.6	105.8
Net cash used for investing activities:
Capital expenditures	(74.7)	(37.7)	(58.1)
Net proceeds from sale-leaseback transaction	—	—	24.7
Payment for acquisition, net of cash acquired	(3.1)	(11.7)	—

Net cash used for investing activities	(77.8)	(49.4)	(33.4)
Net cash flows used for financing activities:
Purchase of senior subordinated notes	(29.5)	—	—
Net change in revolving credit facility	—	(25.3)	(78.4)
Proceeds from stock-based compensation plans	6.0	7.8	5.2
Other, net	(1.4)	0.3	1.3

Net cash used for financing activities	(24.9)	(17.2)	(71.9)

Net increase in cash and cash equivalents	55.2	7.0	0.5
Cash and cash equivalents at beginning of year	25.4	18.4	17.9

Cash and cash equivalents at end of year	$80.6	$25.4	$18.4

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9.4	$12.5	$15.2
Income taxes, net of refunds	2.3	(7.2)	20.1

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Shareholders’ Equity

			Common
	Net		Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)				(Dollars in millions)
Balance, January 28, 2006	23,375	3,675	$1.4	$165.4	$(44.0)	$276.6	$399.4
Net loss	—	—	—	—	—	(1.9)	(1.9)

Total comprehensive loss							(1.9)
Exercise of stock options	223	(29)	—	2.8	0.2	—	3.0
Tax benefit on equity compensation	—	—	—	0.3	—	—	0.3
Stock-based compensation	(42)	—	—	6.9	—	—	6.9
Purchase of common stock	(8)	8	—	—	(0.1)	—	(0.1)
Issuance of treasury shares	111	(111)	—	0.9	0.7	—	1.6
Issuance of common stock — Associate Stock Ownership Plan	198	—	—	2.2	—	—	2.2
Cumulative effect of change in accounting principle — SFAS 123R (note 1)	—	—	—	(1.6)	—	—	(1.6)

Balance February 3, 2007	23,857	3,543	1.4	176.9	(43.2)	274.7	409.8
Change in accounting principle - FIN 48 (note 5)	—	—	—	—	—	(1.6)	(1.6)

Adjusted balance at February 3, 2007	23,857	3,543	1.4	176.9	(43.2)	273.1	408.2
Net income	—	—	—	—	—	15.4	15.4

Total comprehensive income							15.4
Exercise of stock options	350	(16)	—	5.6	0.1	—	5.7
Tax benefit on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	203	—	—	8.3	—	—	8.3
Purchase of common stock	(60)	60	—	—	(1.4)	—	(1.4)
Issuance of common stock — Associate Stock Ownership Plan	135	—	—	2.1	—	—	2.1

Balance, February 2, 2008	24,485	3,587	1.4	194.6	(44.5)	288.5	440.0
Net income	—	—	—	—	—	21.9	21.9

Total comprehensive income							21.9
Exercise of stock options	406	—	—	4.1	—	—	4.1
Tax benefit on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	248	—	—	9.4	—	—	9.4
Purchase of common stock	(81)	81	—	—	(1.3)	—	(1.3)
Issuance of common stock — Associate Stock Ownership Plan	146	—	—	1.9	—	—	1.9

Balance, January 31, 2009	25,204	3,668	$1.4	$211.7	$(45.8)	$310.4	$477.7

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting Policies

Nature of Operations

Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is a fabric and craft retailer with 764 retail stores in 47 states at January 31, 2009. The 554 small-format and 210 large-format stores feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, and finished seasonal and home décor merchandise.

The company manages its business in operating segments that are reportable segments: large-format stores, small-format stores and other. See Note 12 — Segment Reporting for further detail.

The significant accounting policies applied in preparing the accompanying consolidated financial statements of the company are summarized below.

Basis of Presentation

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The following items were reclassified in the fiscal 2008 consolidated balance sheet to conform to the current year presentation: the long-term portion of insurance reserves in the amount of $14.0 million from current liabilities to long-term liabilities as well as the short-term portion of certain occupancy related liabilities of $10.9 million from long-term liabilities to current liabilities. In addition, the company reclassified the company’s liability related to gift cards and customer deposits of $15.9 million from accounts payable to accrued liabilities.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost, as well as the gross margin reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the company conducts distribution center inventory cycle counts and store physical inventories to substantiate inventory balances.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

The company’s accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of the company’s entire store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 31, 2009 is based on shrink results of these prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings from ten to 40 years; furniture, fixtures and equipment from two to ten years; and leasehold improvements for the lesser of ten years or over the remaining life of the lease. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

Property, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2009	2008
	(Dollars in millions)

Land and buildings	$70.3	$69.5
Furniture, fixtures and equipment	503.6	458.9
Leasehold improvements	158.3	148.0
Construction in progress	22.5	11.6

	754.7	688.0
Less accumulated depreciation and amortization	(439.9)	(390.5)

Property, equipment and leasehold improvements, net	$314.8	$297.5

Software Development

The company capitalized $9.9 million and $6.5 million in fiscal 2009 and fiscal 2008, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements. The company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $3.6 million, $2.1 million and $2.0 million in fiscal years 2009, 2008 and 2007, respectively.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Other Intangible Assets,” the company is required to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

The goodwill impairment test is a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company determines the fair value of its reporting units using an income based approach that utilizes discounted cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

The goodwill carried on the company’s balance sheet at January 31, 2009 represented the excess of purchase price and related costs over the fair value assigned to the net assets of IdeaForest.com, Inc. (“IdeaForest”), which was renamed Joann.com upon acquisition. The company tests goodwill for impairment annually during the fourth quarter, and more frequently if circumstances indicate impairment may exist. The company performed its annual impairment testing as of November 3, 2008 and determined that no impairment charge was necessary.

See Note 2 — Goodwill for further detail.

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

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions)

Segment
Large-format stores	$1.9	$0.4	$3.8
Small-format stores	0.1	0.2	0.3

Total	$2.0	$0.6	$4.1

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

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions)

Store pre-opening costs	$7.8	$3.1	$5.0
Store closing costs	4.5	5.3	6.1

	$12.3	$8.4	$11.1

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

The current portion of accrued expenses consists of the following:

	Fiscal Year
	2009	2008
	(Dollars in millions)

Accrued taxes	$27.8	$26.2
Accrued compensation	21.3	28.2
Workers’ compensation and general liability insurance	10.4	9.7
Capital expenditures payable	10.2	3.3
Occupancy and rent-related liabilities	16.6	15.5
Customer gift cards	12.2	12.4
Other	14.0	14.7

Total accrued expenses	$112.5	$110.0

Lease obligations and other long-term liabilities

Lease obligations and other long-term liabilities consist of the following:

	Fiscal Year
	2009	2008
	(Dollars in millions)

Workers’ compensation and general liability insurance	$14.7	$14.0
Occupancy and rent-related liabilities	76.2	67.0
Other	5.7	9.0

Total lease obligations and other long-term liabilities	$96.6	$90.0

The long-term portion of certain of our workers’ compensation and general liability accruals are discounted to their net present value based on expected loss payment patterns determined by independent actuaries using our actual historical payments. Total discounted insurance liabilities for fiscal years ended 2009 and 2008 were $25.1 million, reflecting a 1.5 percent discount rate, and $23.6 million, reflecting a 2.5 percent discount rate, respectively. The following table represents a five year schedule for estimated future insurance liabilities:

Fiscal Year-Ended	Liability
(Dollars in millions)

2010	$10.4
2011	4.7
2012	3.5
2013	2.3
2014	1.8
Thereafter	2.4

Total workers’ compensation and general liability insurance	$25.1

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

price of the 7.5 percent senior subordinated notes (the “Notes”) at January 31, 2009 in the high yield debt market was approximately 91 percent of par value. Accordingly, the fair value of the Notes was $60 million versus their carrying value of approximately $66 million.

In the normal course of business, the company employs established policies and procedures to manage exposure to changes in interest rates. The company’s objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure set in place in fiscal 2005, which consisted of the fixed rate Notes and the variable rate senior bank credit facility (the “Credit Facility,” and as amended in September 2008, the “Amended Credit Facility”), which is designed to be a working capital facility.

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

As a matter of course, the company is regularly audited by federal, state and local tax authorities. Reserves are provided for potential exposures when it is considered more-likely-than-not that a taxing authority may take a sustainable position on a matter contrary to the company’s position. The company evaluates these reserves, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment for such exposure.

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

The company allows for merchandise to be returned under most circumstances. The current policy allows for customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt and the return is within 90 days of purchase. The reserve for returns was $0.5 million at January 31, 2009 and $0.6 million at February 2, 2008, respectively. Returns historically have not had a material impact on the consolidated financial statements.

Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. Gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. In fiscal 2009, 2008 and 2007, we recognized $0.7 million, $1.1 million and $0.8 million of pre-tax income, respectively.

Cost of Sales

Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the company’s merchandise and accordingly are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A. Distribution network costs of $54.3 million, $59.5 million and $68.6 million were included in SG&A expenses for fiscal 2009, 2008 and 2007, respectively.

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

Advertising Costs

The company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements, was $66.9 million, $67.8 million and $65.2 million for fiscal 2009, 2008 and 2007, respectively. Included in prepaid and other current assets are $1.0 million and $1.2 million, respectively, at the end of fiscal 2009 and 2008 relating to prepayments of production costs for advertising.

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

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions, except per share data)

Income (loss) before cumulative effect of accounting change	$21.9	$15.4	$(2.9)
Cumulative effect of change in accounting principle, net of tax	—	—	1.0

Net income (loss)	$21.9	$15.4	$(1.9)

Weighted average shares outstanding (shares in thousands):
Basic	24,886	24,296	23,519
Incremental shares from assumed exercise of stock options	200	324	—
Incremental restricted shares	397	330	—

Diluted	25,483	24,950	23,519
Income (loss) per common share — basic:
Income (loss) before cumulative effect of accounting change	$0.88	$0.63	$(0.12)
Cumulative effect of change in accounting principle	—	—	0.04

Net income (loss) per common share	$0.88	$0.63	$(0.08)

Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$0.86	$0.62	$(0.12)
Cumulative effect of change in accounting principle	—	—	0.04

Net income (loss) per common share	$0.86	$0.62	$(0.08)

For fiscal 2009 and fiscal 2008 the above calculations of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the year. An average of 820,339 stock options for fiscal 2009 and an average of 707,303 stock options for fiscal 2008 were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.

For fiscal 2007, all outstanding stock options were excluded from the calculation of diluted net loss per common share due to the company’s net loss, because they would have had an anti-dilutive effect.

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

The following table shows the expense recognized by the company for stock-based compensation.

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions)

Stock option compensation expense(a)	$4.3	$2.9	$3.3
Restricted stock award amortization	5.1	5.4	3.6

	$9.4	$8.3	$6.9

(a)	Included within stock option compensation expense is expense related to the employee stock purchase plan (the Associate Stock Ownership Plan or “ASOP”). The associated expense is not significant.

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

The significant assumptions used to calculate the fair value of option grants were as follows:

	Fiscal Year-Ended
	2009	2008	2007

Weighted average fair value of options granted	$4.87	$7.99	$5.69
Expected volatility of underlying stock	.437 to .459	.388 to .417	.418 to .584
Risk-free interest rates	2.1% to 3.2%	3.3% to 4.9%	4.2% to 5.2%
Expected life	2.2 to 5.2 years	2.2 to 5.2 years	2.2 to 5.2 years
Expected life — Associate Stock Ownership Plan	6 months	6 months	6 months

See Note 8 — Stock-Based Compensation for further detail.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The following accounting pronouncements may have an impact on the company’s results of operations or financial position in future years, as discussed further below.

Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141(R) is effective for the company beginning fiscal 2010. Currently, the adoption of SFAS 141R is not expected to have a significant impact on the company’s results of operations or financial condition. A significant impact may however be realized on any future acquisitions. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisitions, if any.

Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB NO. 51” (“SFAS No. 160”). SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the company beginning fiscal 2010. Since the company does not hold any non-controlling ownership interests in subsidiaries, this Statement is not applicable to the company.

Note 2 —	Goodwill

Total goodwill carried on the company’s balance sheet for fiscal years 2009 and 2008 represented the excess of purchase price and related costs over the fair value assigned to the net assets of IdeaForest, which was renamed Joann.com Inc. upon acquisition. Joann.com Inc. is included as part of the company’s Other segment.

Note 3 —	Acquisition

On November 5, 2007, the company completed the acquisition of the 62 percent portion of IdeaForest that the company previously did not own. IdeaForest was the operator of the Joann.com website. IdeaForest, which was renamed Joann.com, Inc., is now a wholly owned subsidiary of the company and is included as part of the Other segment.

Per the merger agreement, the purchase price was $23.6 million and was comprised of a gross cash payment of $14.6 million ($11.7 million, net of cash acquired) which was due upon closing, severance payments of $0.3 million payable subsequent to closing and delayed payments of $8.6 million, subject to adjustment, as described in the agreement, over the three years following the closing. The delayed payments, before adjustment, are non-interest bearing and are payable in three installments as follows: $3.1 million in November 2008, $3.1 million in November 2009 and $2.4 million in November 2010. The first payment of approximately $3.1 million was made in November 2008.

The acquisition was accounted for as a purchase business combination and, accordingly, the purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. The final amount for goodwill was

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3	— Acquisition (Continued)

approximately $11.6 million. Results of operations of Joann.com, Inc. from the date of acquisition are included in the consolidated statements of operations of the company.

The following table summarizes the final purchase price allocation for the IdeaForest acquisition:

As of
November 5,
2007
(Dollars in
millions)

Cash	$2.9
Inventories	0.8
Prepaid expenses and other current assets	0.5
Property, plant and equipment	1.4
Deferred income taxes	11.6
Goodwill	11.6
Accounts payable	(2.6)
Accrued expenses	(2.6)

Total acquisition cost	$23.6

Note 4 —	Store Closings

Store closing charges included within the consolidated statement of operations for fiscal years 2009, 2008 and 2007 are summarized below, and represent charges incurred to close stores related to the large-format store growth strategy and store performance. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions)

Store Closing Charges:
Non-cancelable lease obligations	$0.2	$1.3	$0.7
Asset-related charges	0.7	0.9	1.5
Other store closing costs	3.6	3.1	3.9

Total	$4.5	$5.3	$6.1

The store closing reserve was $0.6 million and $0.7 million as of January 31, 2009 and February 2, 2008, respectively. The reserve is comprised of miscellaneous liquidation costs.

Non-cancelable lease obligations, as discussed in Note 1, are accounted for in accordance with SFAS No. 146.

Asset-related charges include write-downs of fixed assets to their estimated fair value for stores closed, or scheduled to be closed. The asset-related charges represent the difference between the asset carrying value and the future net discounted cash flows estimated by the company to be generated by those assets.

Other costs represent miscellaneous store closing costs, including, among other things, third-party inventory liquidator costs and costs related to fixtures, signage and register removal.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 —	Income Taxes

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal year 2008.

During fiscal 2009, the company made no material changes to tax related reserves under FIN 48. At the end of fiscal 2009, the company’s unrecognized tax benefits are $8.0 million, of which $5.2 million would affect the effective tax rate, if recognized.

The company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the end of fiscal 2008 was $2.9 million and as of the end of fiscal 2009 was increased to $3.4 million.

The company files income tax returns in the U.S. and various state and local jurisdictions. For U.S. federal, state and local purposes, the company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2005, with some exceptions for state and local purposes due to longer statutes of limitations or the extensions of statutes of limitations. The company believes that, due to various factors, including the settlement of ongoing audits and the expiration or extension of underlying statutes of limitation, it is impractical to determine whether the total of uncertain tax positions will significantly increase or decrease within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal year 2009 is as follows:

Fiscal Year
2009
(Dollars in
millions)

Balance at February 2, 2008	$7.8
Increases related to prior year tax positions	0.2
Decreases related to prior year tax positions	(0.2)
Increases related to current year tax positions	1.0
Settlements	—
Lapse of statute of limitations	(0.8)

Balance at January 31, 2009	$8.0

The significant components of the income tax (benefit) provision are as follows:

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions)

Current:
Federal	$5.6	$7.3	$(3.3)
State and local	1.2	1.5	2.6

	6.8	8.8	(0.7)
Deferred	6.8	0.7	(3.0)

Income tax provision (benefit)	$13.6	$9.5	$(3.7)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 —	Income Taxes (Continued)

The reconciliation of income tax at the statutory rate to the income tax (benefit) provision is as follows:

	Fiscal Year-Ended
	2009	2008	2007
	(Dollars in millions)

Federal income tax at the statutory rate	$12.4	$8.7	$(2.3)
Effect of:
State and local taxes	1.3	1.4	0.4
Settlement of federal tax liabilities from prior years	—	—	(1.1)
Other, net	(0.1)	(0.6)	(0.7)

Income tax provision (benefit)	$13.6	$9.5	$(3.7)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)
	2009	2008
	(Dollars in millions)

Current
Deferred tax assets:
Inventory items	$10.1	$10.7
Lease obligations	0.6	0.6
Employee benefits	7.8	9.0
Other	5.0	6.1

Net current deferred tax asset	$23.5	$26.4

Non-current
Deferred tax assets:
Lease obligations	$33.6	$29.6
Employee benefits	8.3	8.0
Federal net operating loss carryforwards	10.5	11.1
State net operating loss carryforwards	2.9	3.0
State credits	3.9	—
Other	5.0	7.1
Valuation allowances	(3.9)	(1.7)

	60.3	57.1
Deferred tax liabilities:
Depreciation	(62.9)	(54.4)
Other	(0.6)	(0.6)

	(63.5)	(55.0)

Net non-current deferred tax asset (liability)	$(3.2)	$2.1

Total Deferred Taxes	$20.3	$28.5

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 —	Income Taxes (Continued)

The company has approximately $29.9 million of gross federal net operating loss carryforwards, with a net valuation allowance of $1.0 million, and $44.6 million of gross state net operating loss carryforwards, with a net valuation allowance of $0.4 million, which expire in fiscal year 2020 through fiscal year 2027 and fiscal year 2010 through fiscal year 2029, respectively. The company has net state tax credits of $3.9 million, with a valuation allowance of $2.5 million. The company increased its valuation allowances in fiscal 2009 to $3.9 million from $1.7 million in fiscal 2008. The increase was primarily the result of recording state credits and an associated valuation allowance against those credits.

Note 6 —	Financing

Long-term debt consists of the company’s 7.5 percent senior subordinated notes, the balance of which was $66.0 million and $100.0 million at the end of fiscal 2009 and 2008, respectively. As of January 31, 2009 and February 2, 2008, the company had no borrowings under the Amended Credit Facility.

Secured Credit Facility

On September 5, 2008, the company and certain of its subsidiaries entered into the Amended Credit Facility by amending certain terms and extending the maturity of its Credit Facility, originally entered into as of April 24, 2001. The Amended Credit Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in the company’s inventory, accounts receivable, personal property and other assets and is guaranteed by one other wholly-owned subsidiary of the company. The company has the option to request an increase in the size of the Amended Credit Facility up to $100 million (for a total facility of $400 million) in increments of $25 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Credit Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of average excess availability during the previous fiscal month. The Amended Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, are being amortized over the term of the Amended Credit Facility. As of January 31, 2009, the company had no borrowings outstanding under the Amended Credit Facility. As of January 31, 2009, the company had $20.1 million in standby letters of credit outstanding under the Amended Credit Facility.

The company’s weighted average interest rate and weighted average borrowings under the Amended Credit Facility and Credit Facility were 6.1 percent and $8.1 million during fiscal 2009 and 6.9 percent and $45.3 million during fiscal 2008.

The Amended Credit Facility contains customary covenants that, among other things, restrict the company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of its business. The company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, which represents net borrowing capacity, falls below certain levels. Further, the company is required to comply with a minimum fixed charge ratio covenant, if excess availability is less than ten percent of the borrowing base at any time. As of January 31, 2009, excess availability was $235.2 million, and at the company’s peak borrowing level during fiscal 2009, the excess availability was $217.1 million. The Amended Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At January 31, 2009, the company was in compliance with all covenants under the Amended Credit Facility.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6 —	Financing (Continued)

The fair value of the debt outstanding approximated carrying value at January 31, 2009 and February 2, 2008 under the company’s Amended Credit Facility and Credit Facility, respectively.

In November 2007, the company amended the Credit Facility to allow for the acquisition of the remaining equity of IdeaForest.com, Inc., which was renamed Joann.com upon acquisition. In February 2006, the company amended the Credit Facility primarily to increase the commitment from $350 million to $425 million. The February 2006 amendment, among other things, also improved advance rates on inventory during peak borrowing periods and modified the consolidated net worth covenant.

Senior Subordinated Notes

On February 26, 2004, the company issued $100 million 7.5 percent senior subordinated notes due on March 1, 2012. Interest on the notes is payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. Beginning March 1, 2008 the company has the option of redeeming the notes at any time, in accordance with certain call provisions of the related note indenture. The notes represent unsecured obligations that are subordinated to the Amended Credit Facility and are fully and unconditionally guaranteed by certain of the company’s wholly-owned subsidiaries.

During fiscal 2009, the company purchased $34.0 million in face value of the 7.5 percent senior subordinated notes at an average of 87 percent of par. The company recorded a pre-tax gain of $4.2 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. This pre-tax gain is reflected on the purchase of notes line item in the statement of operations.

Subsequent to fiscal 2009 and as of April 7, 2009, the company purchased $15.0 million in face value of the 7.5 percent notes at an average of 91 percent of par and will record a $1.2 million pre-tax gain in the first quarter of fiscal year 2010, representing the cash discount received net of the related write-off of applicable deferred financing costs.

The Note indenture contains covenants that, among other things, restrict the company’s ability to incur additional indebtedness, make restricted payments, engage in certain transactions with affiliates, create liens, sell assets and issue guarantees of and pledges to secure indebtedness. In the event of a change in control, the company would be required to offer to purchase the Notes. The indenture defines various events of default, including cross-default provisions and defaults for any material judgments. Failure to comply with these restrictions and covenants could result in defaults under the company’s Amended Credit Facility and/or Note indenture. Any default, if not waived, could result in the company’s debt becoming immediately due and payable. At January 31, 2009, the company was in compliance with all covenants under its Note indenture.

Note 7 —	Capital Stock

Shareholders’ Rights Plan

On February 26, 2007, the company amended and restated its Shareholders’ Rights Plan (the “Rights Plan”). Under the Rights Plan, as amended and restated, one right is issued for each common share outstanding. The rights are exercisable only if a person or group buys or announces a tender offer for 15 percent or more of the outstanding common shares. When exercisable, each right initially entitles a holder of common shares to purchase one common share for $52.17 or under certain circumstances one common share for $0.43. The rights, which do not have voting privileges, expire at the close of business on October 31, 2010, but may be redeemed by the Board of Directors prior to that time, under certain circumstances, for $0.005 per right. Until the rights become exercisable, they have no effect on earnings per share.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7 —	Capital Stock (Continued)

Right to Acquire Shares

The company is a party to an agreement with certain members of the two founding families of the company, whereby under certain circumstances, the company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 1.3 million shares are subject to this agreement as of January 31, 2009.

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

Summarized below are the various plans used by the company to administer its stock-based compensation award programs.

Plan	Overview

2008 Incentive Compensation Plan (the “2008 Plan”)	Approved by Shareholders on June 11, 2008. Allows for the grant of stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allows the operation of a deferred stock program for non-employee directors. At January 31, 2009, 5,440 stock options and 45,657 restricted shares were outstanding under the 2008 Plan.

2008 Associate Stock Ownership Plan	Approved by Shareholders on June 11, 2008. It allows the operation of an employee stock purchase program.

1998 Incentive Compensation Plan (the “1998 Plan”)	Previously used to grant stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allowed the operation of an employee stock purchase program and a deferred stock program for non-employee directors. At January 31, 2009, 1,736,180 stock options and 748,977 restricted shares were outstanding under the 1998 Plan. This plan terminated on June 3, 2008. The termination of the plan does not affect awards that are currently outstanding under the plan.

1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”)	Previously used to award stock options to non-employee directors. The plan is no longer used to grant stock options. At January 31, 2009, 3,225 stock options were outstanding under the Directors Stock Option Plan.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

Plan	Overview

1994 Executive Incentive Plan (the “Executive Plan”)	Previously used to award restricted shares to executive officers, senior management and other key employees. This plan terminated on January 31, 2004. During fiscal 2009, the remaining 21,850 restricted shares vested so there were no restricted shares outstanding under the Executive Plan at January 31, 2009. The Executive Plan was deregistered on March 5, 2009.

1990 Employee Stock Option and Stock Appreciation Rights Plan (the “1990 Plan”)	Previously used to award stock options to officers and key employees. This plan terminated on March 14, 2000. The termination of the plan does not affect awards that are currently outstanding under the plan. During fiscal 2009, the remaining 2,500 options expired so there were no options outstanding under the 1990 Plan at January 31, 2009. The 1990 Plan was deregistered on March 5, 2009.

Stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) are available for grant to non-employee directors, executive officers and employees under the 2008 Plan. The Compensation Committee oversees the 2008 Plan, specifically approves all awards to non-employee directors, executive officers and other senior management employees, and approves, on a program basis, grants to other employees. Stock options, time-based restricted shares and performance shares have been issued under this plan.

Stock Options

The company does not grant stock options with an exercise price below fair market value on the date of issuance. The employee options granted under the 2008 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous employment or service following the date of grant. The non-employee director stock options granted under the 2008 Plan generally become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and are exercisable at their vesting date or upon termination if the non-employee director terminates service one year or more after the grant date. Both the employee and non-employee director stock options expire seven years after the date of the grant. Stock options granted under the 2008 Plan may become exercisable or expire under different terms as approved by the Compensation Committee of the Board of Directors.

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

Summarized below is stock option activity for the 2008 Plan, 1998 Plan, the 1990 Plan and the Directors Stock Option Plan:

The following table summarizes activity, pricing and other information for the company’s stock options for fiscal 2009:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	per Option	Contractual Term	Value(a)

Outstanding at February 2, 2008	1,676,985	$18.06
Granted	604,853	14.33
Exercised	(403,789)	10.01
Cancelled	(133,204)	18.98

Outstanding at January 31, 2009	1,744,845	$18.57	4.7 years	$249,410

Expected to vest	1,557,609	$18.67	4.6 years	$240,850

Exercisable at January 31, 2009	580,313	$20.98	3.1 years	$208,886

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

Restricted Share Awards — Time-Based Awards

The vesting periods for the restricted shares and restricted stock units granted under the 2008 Plan are up to four years for employee restricted shares, and one year for non-employee director restricted shares and restricted stock units. The vesting periods for the restricted shares and restricted stock units granted under the 1998 Plan during fiscal 2007 — 2008 are up to four years for employee restricted shares, and one year for non-employee director restricted shares and restricted stock units. As of fiscal 2008, the restrictions lapse on restricted shares and restricted stock unit awards when a non-employee director terminates service one year or more after the grant date and a pro rata acceleration of the lapse of restrictions occurs when a director terminates service less than one year after such grants. All restrictions on restricted shares and restricted stock units terminate if the grantee remains in the continuous service of the company throughout the vesting period.

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

On November 18, 2005, the Compensation Committee of the Board of Directors approved a retention program that provided a guaranteed cash retention payment, in lieu of a bonus opportunity under the Management Incentive Plan, and awarded restricted shares and stock options under the 1998 Plan to key management employees. The restricted share awards amounted to approximately 233,000 shares and vested 50 percent on March 1, 2007 and 50 percent on March 1, 2008. The stock option awards amounted to approximately 390,000 shares and vest 50 percent on March 1, 2009 and 50 percent on March 1, 2010.

As of January 31, 2009, 794,654 restricted shares were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted share awards).

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

The following table summarizes activity for the 2008 Plan, 1998 Plan and the Executive Plan for time-based restricted stock awards for fiscal 2009:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at February 2, 2008	592,780	$19.75
Granted	517,977	14.84
Vested	(269,567)	20.80
Cancelled	(46,536)	16.89

Outstanding at January 31, 2009	794,654	$16.37

The fair value of restricted shares is determined based on the closing trading price of the company’s shares on the grant date.

During fiscal 2009, 2008 and 2007, the company granted time-based restricted share awards with weighted-average grant-date fair values of $14.84, $24.00 and $14.14, respectively. Of the awards granted during fiscal 2009, 105,580 restricted share awards were originally performance-based awards, but became time-based restricted share awards upon the achievement of the performance criteria as of January 31, 2009. As of January 31, 2009 there was $3.9 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.1 years. During fiscal 2009, 2008 and 2007, the total fair value of shares fully vested was $5.6 million, $4.8 million and $0.5 million, respectively.

Restricted Shares — Performance-Based Awards

The performance-based awards approved by the Compensation Committee of the Board of Directors during fiscal 2009, fiscal 2008 and fiscal 2006 are issued only upon the achievement of specific measurable performance criteria. Performance shares are awarded at plus or minus the target grant depending upon the level of achievement of the specified performance metric at the end of the fiscal year. In fiscal 2009, the company granted performance shares to its executive officers and other higher level managers, while in fiscal 2008 the company granted performance shares to its officers at and above the Vice President level. The performance metric associated with the fiscal 2009 and fiscal 2008 performance shares was based on the company’s earnings per share during each fiscal year, a one-year performance period, established as a range (Threshold, Target, Maximum).

In fiscal 2009, the threshold for earning any performance shares was set at earnings per share of $0.72 per share. Target had been set at $0.90 per share and maximum had been set at $1.08 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 135,675 shares. Fiscal 2009 earnings per share were $0.86, which was between Threshold and Target. As a result, the executive officers and other employees receiving performance shares earned approximately 78 percent of their target performance shares which amounted to 105,580 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. The fiscal 2009 performance shares issued will vest in equal installments over either a three or four-year period following the date of grant. Expense of $0.7 million was recognized during fiscal 2009 for these performance shares.

In fiscal 2008, the threshold for earning any performance shares was set at earnings per share of $0.61 per share. Target had been set at $0.75 per share and maximum had been set at $0.91 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of

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

Shares Available to Grant

The maximum aggregate number of shares that may be issued or delivered under the 2008 Plan is 1,825,000 shares. Any shares that are subject to awards of stock options or stock appreciation rights shall be counted against this limit as one share for every one share delivered under the award. Any shares that are subject to awards other than stock options or stock appreciation rights shall be counted against this limit as 1.57 shares for every one share delivered under those awards. The number of shares available for future awards under the 2008 Plan as of January 31, 2009 was 2,184,223. The number of available shares includes prior awards made under the 1998 Plan that could be forfeited and therefore become available under the 2008 Plan.

Employee Stock Purchase Program

The employee stock purchase program (the 2008 Associate Stock Ownership Plan or “2008 ASOP”) enables all employees, except temporary and seasonal employees, to purchase shares of the company’s common shares on offering dates at six-month intervals, at a purchase price equal to 85 percent of the lesser of the fair market value of the common shares on the first or last day of the offering period. The 2008 ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and the company is, therefore, not required to file income tax returns or pay income taxes with respect to the plan. The company obtained shareholder approval of the 2008 ASOP at its 2008 Annual Meeting of Shareholders. The total number of shares authorized for sale over the term of the 2008 ASOP shall be limited to 600,000 shares. Prior to the 2008 ASOP, the company operated an employee stock purchase plan (“1998 ASOP”) under its 1998 Plan, which expired on June 3, 1998.

During fiscal 2009, stock purchase rights of 67,433 shares and 78,816 shares were granted and exercised under the 2008 ASOP and 1998 ASOP, respectively, while stock purchase rights of 134,942 shares and 197,850 shares, respectively, were granted and exercised under the 1998 ASOP during fiscal 2008 and 2007, respectively. The 15 percent discount from market value granted to 2008 and 1998 ASOP participants on the purchase of shares at the end of each accumulation period represents the company’s non-cash contribution to the 2008 and 1998 ASOP and is recognized as compensation expense. The stock-based compensation expense was not significant for any of the years presented.

Non-Employee Directors Deferred Stock Program

The company maintains a deferred stock program for non-employee directors under its 2008 Plan. This program allows non-employee directors to elect to convert their cash compensation into deferred stock units. Under this feature, non-employee directors make an irrevocable election prior to each calendar year whereby they can elect to convert a percentage (0 percent to 100 percent in 25 percent increments) of their cash compensation for the following calendar year to deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of the company’s common shares on the date the

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee director, although no stock is issued until the earlier of an elected distribution date, as selected by the non-employee director, or retirement. Prior to the 2008 Plan, the company operated a deferred stock program for non-employee directors under its 1998 Plan, which expired on June 3, 1998.

During fiscal 2009, 1,854 deferred stock units were deferred under the 2008 plan, while 1,905 deferred stock units were deferred under the 1998 Plan. During fiscal 2008 and 2007, 842 deferred stock units and 2,626 deferred stock units, respectively, were deferred under the deferred stock program under the 1998 Plan.

Note 9 —	Savings Plan Retirement and Postretirement Benefits

The company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The company makes a 50 percent matching contribution up to a maximum employee contribution of six percent of the employee’s annual compensation, which was increased from four percent as of February 1, 2005. Effective January 2007, the match is made in cash and can be participant-directed. Prior to January 2007, employer contributions in the form of the company’s common shares had been made through the issuance of shares out of treasury or by purchasing shares on the open market. The amount of the company’s matching contributions during fiscal 2009, 2008 and 2007 were $1.8 million, $1.7 million and $1.8 million, respectively. Holders of the common shares are entitled to vote their respective shares. The company does not provide postretirement health care benefits for its employees.

The company participates in a multi-employer pension plan for its union employees located at the Hudson Distribution Center. The Plan is administered by the United Steelworkers Union. The Plan is the “Steelworkers Pension Trust” and the company contributed $0.6 million, $0.6 million and $0.7 million for fiscal years 2009, 2008 and 2007, respectively.

Note 10 —	Commitments and Contingencies

The company is involved in various litigation matters in the ordinary course of its business. The company is not currently involved in any litigation, which it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 11 —	Leases

With the exception of one large-format store, all of the company’s retail stores operate out of leased facilities. Our store leases generally have initial terms of five to 15 years with renewal options for up to 20 years. The company also leases certain computer and store equipment, with lease terms that are generally five years or less. Included in the future minimum rental payments is the operating lease for our distribution center located in Visalia, California. The lease has an initial term of 20 years.

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

The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $22.9 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals
(Dollars in millions)

2010	$153.1
2011	138.6
2012	125.7
2013	108.8
2014	90.5
Thereafter	244.3

$861.0

Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2009	2008	2007
(Dollars in millions)

Minimum rent expense	$147.9	$146.4	$143.1
Contingent rent expense	1.5	1.6	2.0
Sublease rent expense	(9.9)	(9.6)	(10.9)

	$139.5	$138.4	$134.2

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

The lease has an initial term of 20 years and will be automatically renewed for eight consecutive five-year renewal terms unless the company provides notice of non-renewal prior to the commencement of any renewal term. A gain of $1.5 million in connection with the sale of the Facility was deferred, and is being amortized as a reduction of rent expense over the minimum lease term of 20 years. Rent payments under the lease are payable monthly in advance. During each of the first five years of the term of the lease, annual rent payments total $1.8 million. Thereafter, the annual rent payments increase by six percent for each subsequent five-year period (whether during the initial term or with respect to a renewal term), subject to either party’s right to have rent payments adjusted to a fair market rent, based on one or more appraisals, as necessary, in year 41. Total scheduled rent payments during the initial term of the lease are approximately $38.8 million.

Note 12 —	Segment Reporting

At January 31, 2009, the company operated 210 large-format stores and 554 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format store or small-format store. The most important distinction for determining the classification of a large-format store

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 —	Segment Reporting (Continued)

is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.

The company has reportable segments, which include large-format stores, small-format stores and other. The financial results of the company’s Joann.com Internet business are included in the other segment. The small-format stores offer a selection of fabric and a convenience assortment of crafts, artificial floral, and finished seasonal and home décor merchandise. The large-format stores offer an expanded and more comprehensive product assortment than the small-format stores. The large-format stores also generally offer custom framing and educational programs that the small-format stores do not. The “other” category includes unallocated corporate assets and overhead in addition to the operating results of the Joann.com Internet business. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 —	Segment Reporting (Continued)

	Large-format	Small-format
	Stores	Stores	Other	Consolidated
(Dollars in millions)

Fiscal 2009
Net sales	$983.6	$881.8	$35.7	$1,901.1
Store pre-opening and closing costs	5.8	6.5	—	12.3
Depreciation and amortization	31.2	9.7	13.3	54.2
Operating profit (loss)	67.6	97.4	(124.3)	40.7
Capital expenditures	35.5	13.2	26.0	74.7
Property, equipment and leasehold improvements, net	161.7	50.4	102.7	314.8

Fiscal 2008
Net sales	$975.3	$891.6	$11.9	$1,878.8
Store pre-opening and closing costs	2.7	5.7	—	8.4
Depreciation and amortization	31.2	8.8	11.8	51.8
Operating profit (loss)	65.6	98.0	(126.2)	37.4
Capital expenditures	11.5	15.1	11.1	37.7
Property, equipment and leasehold improvements, net	167.5	36.3	93.7	297.5

Fiscal 2007
Net sales	$915.3	$935.3	$—	$1,850.6
Store pre-opening and closing costs	5.6	5.5	—	11.1
Depreciation and amortization	29.0	8.8	11.4	49.2
Operating profit (loss)	53.5	93.1	(137.6)	9.0
Capital expenditures	31.5	6.8	19.8	58.1
Property, equipment and leasehold improvements, net	183.9	36.8	91.1	311.8

Note 13 —	Quarterly Financial Information (Unaudited)

Summarized below are the unaudited results of operations by quarter for fiscal 2009 and 2008:

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$446.1	$403.0	$480.1	$571.9
Gross margin	206.8	191.8	235.3	248.6
Net (loss) income	3.0	(11.7)	10.2	20.4
Net (loss) income per common share:
Basic	$0.12	$(0.47)	$0.41	$0.81
Diluted	0.12	(0.47)	0.40	0.79

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13 —	Quarterly Financial Information (Unaudited) (Continued)

	First	Second	Third	Fourth
Fiscal 2008	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$424.2	$388.5	$480.2	$585.9
Gross margin	200.6	177.4	230.5	263.9
Net (loss) income	(1.7)	(18.4)	8.0	27.5
Net (loss) income per common share:
Basic	$(0.07)	$(0.76)	$0.33	$1.12
Diluted	(0.07)	(0.76)	0.32	1.10

Note 14 —	Consolidating Financial Statements

The company’s 7.5 percent senior subordinated notes and Amended Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the company. The Notes are subordinated to the company’s Amended Credit Facility. Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of and for fiscal years 2009, 2008 and 2007 is as follows:

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	January 31, 2009				February 2, 2008
Consolidating		Guarantor				Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$55.0	$25.6		$80.6	$(1.0)	$26.4		$25.4
Inventories	206.5	222.9		429.4	208.5	263.7		472.2
Deferred income taxes	16.2	7.3		23.5	20.1	6.3		26.4
Prepaid expenses and other current assets	25.5	6.2		31.7	17.8	6.0		23.8

Total current assets	303.2	262.0	—	565.2	245.4	302.4	—	547.8
Property, equipment and leasehold improvements, net	165.5	149.3		314.8	142.8	154.7		297.5
Goodwill, net	11.6	—		11.6	11.8	—		11.8
Other assets	(3.9)	13.4		9.5	12.8	(0.5)		12.3
Investment in subsidiaries	100.0	—	(100.0)	—	70.9	—	(70.9)	—
Intercompany receivable	307.7	—	(307.7)	—	355.5	—	(355.5)	—

Total assets	$884.1	$424.7	$(407.7)	$901.1	$839.2	$456.6	$(426.4)	$869.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$158.6	$(13.5)		$145.1	$135.7	$(6.3)		$129.4
Accrued expenses	112.5	0.0		112.5	109.4	0.6		110.0

Total current liabilities	271.1	(13.5)	—	257.6	245.1	(5.7)	—	239.4
Long-term debt	66.0	—		66.0	100.0	—		100.0
Long-term deferred income taxes	(3.4)	6.6		3.2	(5.2)	5.2		—
Lease obligations and other long-term liabilities	72.7	23.9		96.6	59.3	30.7		90.0
Intercompany payable	—	307.7	(307.7)	—	—	355.5	(355.5)	—
Shareholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	1.4	—		1.4	1.4	—		1.4
Additional paid-in capital	211.7	—		211.7	194.6	—		194.6
Retained earnings	310.4	100.0	(100.0)	310.4	288.5	70.9	(70.9)	288.5

	523.5	100.0	(100.0)	523.5	484.5	70.9	(70.9)	484.5
Treasury stock, at cost	(45.8)	—		(45.8)	(44.5)	—		(44.5)

Total shareholders’ equity	477.7	100.0	(100.0)	477.7	440.0	70.9	(70.9)	440.0

Total liabilities and shareholders’ equity	$884.1	$424.7	$(407.7)	$901.1	$839.2	$456.6	$(426.4)	$869.4

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	January 31, 2009				February 2, 2008
Consolidating Statement		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,029.0	$1,447.8	$(575.7)	$1,901.1	$1,024.6	$1,405.2	$(551.0)	$1,878.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	613.7	980.6	(575.7)	1,018.6	612.4	945.0	(551.0)	1,006.4

Gross margin	415.3	467.2	—	882.5	412.2	460.2	—	872.4
Selling, general and administrative expenses	388.9	386.4		775.3	383.9	390.9		774.8
Store pre-opening and closing costs	7.2	5.1		12.3	4.0	4.4		8.4
Depreciation and amortization	28.3	25.9		54.2	25.8	26.0		51.8

Operating (loss) profit	(9.1)	49.8	—	40.7	(1.5)	38.9	—	37.4
Gain on purchase of senior subordinated notes	(4.2)	—	—	(4.2)	—	—	—	—
Interest expense, net	4.2	5.2		9.4	5.5	7.0		12.5

(Loss) income before income taxes	(9.1)	44.6	—	35.5	(7.0)	31.9	—	24.9
Income tax (benefit) provision	(1.9)	15.5		13.6	(1.8)	11.3		9.5

(Loss) income before equity income	(7.2)	29.1	—	21.9	(5.2)	20.6	—	15.4
Equity income from subsidiaries	29.1	—	(29.1)	—	20.6	—	(20.6)	—

Net income	$21.9	$29.1	$(29.1)	$21.9	$15.4	$20.6	$(20.6)	$15.4

	Fiscal Year-Ended February 3, 2007
		Guarantor
Consolidating Statement of Operations	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,029.3	$1,387.8	$(566.5)	$1,850.6
Cost of sales (exclusive of depreciation and amortization shown separately below)	605.8	951.5	(566.5)	990.8

Gross margin	423.5	436.3	—	859.8
Selling, general and administrative expenses	395.4	395.1		790.5
Store pre-opening and closing costs	4.5	6.6		11.1
Depreciation and amortization	24.7	24.5		49.2

Operating (loss) profit	(1.1)	10.1	—	9.0
Interest expense, net	6.5	9.1		15.6

(Loss) income before income taxes	(7.6)	1.0	—	(6.6)
Income tax benefit	(2.1)	(1.6)		(3.7)

(Loss) income before equity income and cumulative effect	(5.5)	2.6	—	(2.9)
Equity income from subsidiaries	2.6	—	(2.6)	—

(Loss) income before cumulative effect	(2.9)	2.6	(2.6)	(2.9)
Cumulative effect of accounting change, net of tax	1.0	—		1.0

Net (loss) income	$(1.9)	$2.6	$(2.6)	$(1.9)

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	January 31, 2009				February 2, 2008
Consolidating Statements of		Guarantor				Guarantor
Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$135.6	$22.3	$—	$157.9	$55.7	$17.9	$—	$73.6
Net cash flows used for investing activities:
Capital expenditures	(51.6)	(23.1)	—	(74.7)	(19.0)	(18.7)	—	(37.7)
Payment for acquisition, net of cash acquired	(3.1)	—	—	(3.1)	(11.7)	—	—	(11.7)

Net cash used for investing activities	(54.7)	(23.1)	—	(77.8)	(30.7)	(18.7)	—	(49.4)
Net cash flows used for financing activities:
Purchase of senior subordinated notes	(29.5)	—	—	(29.5)	—	—	—	—
Net change in revolving credit facility	—	—	—	—	(25.3)	—	—	(25.3)
Proceeds from stock-based compensation plans	6.0	—	—	6.0	7.8	—	—	7.8
Other, net	(1.4)	—	—	(1.4)	0.3	—	—	0.3

Net cash used for financing activities	(24.9)	—	—	(24.9)	(17.2)	—	—	(17.2)

Net increase (decrease) in cash and cash equivalents	56.0	(0.8)	—	55.2	7.8	(0.8)	—	7.0
Cash and cash equivalents at beginning of year	(1.0)	26.4	—	25.4	(8.8)	27.2	—	18.4

Cash and cash equivalents at end of year	$55.0	$25.6	$—	$80.6	$(1.0)	$26.4	$—	$25.4

	Fiscal Year-Ended February 3, 2007
		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$54.8	$51.0	$—	$105.8
Net cash flows used for investing activities:
Capital expenditures	(22.2)	(35.9)	—	(58.1)
Net proceeds from sale-leaseback transaction	—	24.7	—	24.7

Net cash used for investing activities	(22.2)	(11.2)	—	(33.4)
Net cash flows used for financing activities:
Net change in revolving credit facility	(78.4)	—		(78.4)
Dividends paid	15.0	(15.0)		—
Proceeds from stock-based compensation plans	5.2	—	—	5.2
Other, net	1.3	—	—	1.3

Net cash used for financing activities	(56.9)	(15.0)	—	(71.9)

Net (decrease) increase in cash and cash equivalents	(24.3)	24.8	—	0.5
Cash and cash equivalents at beginning of year	15.5	2.4	—	17.9

Cash and cash equivalents at end of year	$(8.8)	$27.2	$—	$18.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Jo-Ann Stores, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of January 31, 2009, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control — Integrated Framework.”

Based on management’s assessment of internal control over financial reporting under the criteria established in “Internal Control — Integrated Framework,” we concluded that, as of January 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 31, 2009, and their report appears on the next page.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jo-Ann Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 31, 2009 and our report dated April 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 8, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 as to our directors is incorporated herein by reference to the information set forth under the caption “Election of Directors — Nominees and Continuing Directors” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 11, 2009 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of our fiscal year.

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

Our Code of Business Conduct and Ethics (the “Code”) is applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code is posted on our website at www.Joann.com. We intend to disclose on our website any amendment to, or waiver of, any provision of the Code that would be required to be disclosed under the rules of the SEC and NYSE.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance and Board Matters — Committees of the Board — Compensation Committee” and “Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Principal Shareholders” in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 31, 2009 about our equity compensations under which awards are currently outstanding, which include our 2008 Incentive Compensation Plan (the “2008 Plan”), 1998 Incentive Compensation Plan (the “1998 Plan”), 2008 Associate Stock Ownership Plan (the “2008 ASOP”), and 1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”).

Number of Common
Shares Remaining
Available for Future
Issuance Under
	Number of Common		Equity
	Shares to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1),(2),(3)	1,795,704	$18.04	2,784,223

(1)	Column (a) represents the number of common shares that may be issued in connection with the exercise or conversion of 5,440 outstanding stock options, and 41,520 restricted stock units granted under our 2008 Plan, 1,736,180 outstanding stock options and 9,339 stock equivalent units granted under our 1998 Plan, and 3,225 outstanding stock options granted under our Directors Stock Option Plan. Our 1998 Plan and Directors Stock Option Plan have terminated, but the terminations do not affect awards that are currently outstanding under these plans. The shares subject to outstanding awards under the 1998 Plan could be forfeited and therefore become available for issuance under the 2008 Plan. Column (a) excludes 62,236 shares that were issued at the end of the most recent ASOP purchase period, which began on October 1, 2008 and ended on March 31, 2009, after the end of our fiscal 2009.

(2)	The weighted average exercise price of $18.04 takes into account the common shares issuable upon vesting of 41,520 restricted stock units issued to our directors under our 2008 Plan and the common shares issuable upon vesting of 9,339 stock equivalent units issued to Mr. Webb under our 1998 Plan. These restricted stock units and stock equivalent units have no exercise price. The weighted average exercise price of solely outstanding stock options is $18.57.

(3)	Column (c) includes 2,184,223 common shares under our 2008 Plan and 600,000 common shares that were available under the 2008 ASOP at the end of our fiscal 2009, including the 62,236 shares described in footnote (1), above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Betty Rosskamm (a member of one of our original founding families and the mother of Alan Rosskamm, a current member of the Board of Directors), Alma Zimmerman, (a member of one of our original founding families and who is now deceased), and the company are parties to an agreement, dated October 30, 2003, as amended on February 22, 2007, relating to their Jo-Ann Stores common shares. Under this agreement, Betty Rosskamm and her lineal descendants and permitted holders (the “Rosskamms”) and Alma Zimmerman and her lineal descendants and permitted holders (the “Zimmermans”) may each sell up to 400,000 common shares in any calendar year but may not sell more than 200,000 of those shares in any 180-day period. If either the Rosskamms or Zimmermans plan to sell a number of their respective common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to the company. Each of the Rosskamms and the Zimmermans are permitted to sell an unlimited number of shares to each other free of our right of first refusal.

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

(3) Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 81 through 83 of this Form 10-K, are filed as part of this Form 10-K.

Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as Exhibit 3.1 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)
3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.2 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)
4.1	Indenture between the company and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee, relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as Exhibit 4.4 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
4.2	Third Amended and Restated Rights Agreement, dated as of February 26, 2007, by and between Jo-Ann Stores, Inc. and National City Bank, as Rights Agent (filed as Exhibit 4.1 to the company’s Form 8-A/A filed with the Commission on March 2, 2007 and incorporated herein by reference)
10.1	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as Exhibit 10.3 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.2	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of November 13, 2007 (filed as Exhibit 10.4 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.3	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of October 15, 2008 (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on October 15, 2008 and incorporated herein by reference)*
10.4	Employment Agreement dated October 21, 2005 between the company and Alan Rosskamm (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*
10.5	Employment Agreement dated October 21, 2005 between the company and David Holmberg (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on October 26, 2005 and incorporated herein by reference)*
10.6	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended, dated November 13, 2007 (filed as Exhibit 10.6 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.7	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman, a member of one of the company’s original founding families and who is now deceased (Second Amended and Restated) (filed as Exhibit 10.10 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.8	Amendment to the Second Amended and Restated Agreement dated February 22, 2007 among and between Jo-Ann Stores, Inc., Betty Rosskamm, and Joan Wittenberg, Sandra Zucker and Larry Zimmerman (the successors to Alma Zimmerman, a member of one of the company’s original founding families and who is now deceased) (filed as Exhibit 10.8 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)*
10.9	Credit Agreement dated as of April 24, 2001 among the company, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent (filed as Exhibit 10.9 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)
10.10	First Amendment to Credit Agreement dated as of April 24, 2001 (filed as Exhibit 10.10 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.11	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as Exhibit 10.13 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.12	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as Exhibit 10.14 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.13	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as Exhibit 10.15 to the company’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)
10.14	Fifth Amendment to Credit Agreement dated February 23, 2006 (filed as Exhibit 10.14 to the company’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)
10.15	Sixth Amendment to Credit Agreement dated November 5, 2007 (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)
10.16	Jo-Ann Stores, Inc. Deferred Compensation Plan, as amended on January 30, 2008 (filed as Exhibit 10.16 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.17	Fabri-Centers of America, Inc. 1996 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.16 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)*
10.18	Form of Restricted Stock Award Agreement of the company (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.19	Form of Notice of Grant of Non-Qualified Stock Option (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.20	Letter Agreement entered into on November 23, 2005 between the company and David Holmberg regarding Mr. Holmberg’s employment with the company (filed as Exhibit 10.22 to the company’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.21	Letter Agreement entered into on February 28, 2006 between the company and Alan Rosskamm regarding Mr. Rosskamm’s cessation of the Chairman, President and Chief Executive Officer positions upon the assumption of those roles by another individual (filed as Exhibit 10.23 to the company’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)*
10.22	Letter Agreement entered into on June 29, 2006 between the company and Darrell Webb regarding Mr. Webb’s employment with the company (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.23	Amended Employment Agreement dated February 19, 2008 between the company and Darrell Webb (filed as Exhibit 10.25 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.24	Letter Agreement entered into on July 10, 2006 between the company and Travis Smith regarding Mr. Smith’s employment with the company (filed as Exhibit 10.3 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.25	Amended Employment Agreement dated February 19, 2008 between the company and Travis Smith (filed as Exhibit 10.27 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.26	Letter Agreement entered into on July 27, 2006 between the company and James Kerr regarding Mr. Kerr’s employment with the company (filed as Exhibit 10.5 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.27	Amended Employment Agreement dated February 19, 2008 between the company and James Kerr (filed as Exhibit 10.29 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*

Exhibit
Number	Exhibit Description

10.28	Split Dollar Insurance Agreement dated July 27, 2006 between the company and James Kerr (filed as Exhibit 10.7 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.29	Split Dollar Insurance Agreement dated July 28, 2006 between the company and David Holmberg (filed as Exhibit 10.8 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.30	Lease Agreement dated October 19, 2006 between BPVisalia LLC, as Landlord, and Jo-Ann Stores Supply Chain Management, Inc., as Tenant (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 25, 2006 and incorporated herein by reference)
10.31	Split Dollar Insurance Agreement dated August 14, 2007 between the company and Darrell Webb (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*
10.32	Split Dollar Insurance Agreement dated August 14, 2007 between the company and Travis Smith (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*
10.33	Letter Agreement entered into on September 12, 2007 between the company and David Holmberg regarding the termination of Mr. Holmberg’s employment with the company (filed as Exhibit 10.5 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.34	Employment Agreement dated November 19, 2007 between the company and Kenneth Haverkost (filed as Exhibit 10.2 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.35	Form of Director Indemnification Agreements (filed as Exhibit 10.37 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)
10.36	Amended and Restated Credit Agreement, dated as of September 5, 2008, among the company as Lead Borrower, the Lenders party thereto, Bank of America, N.A., as Issuing Bank, Administrative Agent and Collateral Agent, Wells Fargo Retail Finance, LLC, National City Business Credit, Inc. and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on December 11, 2008 and incorporated herein by reference)
10.37	Split Dollar Insurance Agreement dated October 15, 2008 between the company and Kenneth Haverkost (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 15, 2008 and incorporated herein by reference)*
10.38	Jo-Ann Stores, Inc. 2008 Incentive Compensation Plan (filed as Appendix A to the company’s 2008 Proxy Statement filed with the Commission on April 28, 2008 and incorporated herein by reference)*
10.39	Jo-Ann Stores, Inc. 2008 Associate Stock Ownership Plan (filed as Appendix B to the company’s 2008 Proxy Statement filed with the Commission on April 28, 2008 and incorporated herein by reference)*
10.40	Employment Agreement dated March 16, 2009 between the company and Darrell Webb (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on March 18, 2009 and incorporated herein by reference)*
21	Subsidiaries of Jo-Ann Stores, Inc.
23	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jo-Ann Stores, Inc.

April 16, 2009

By:	/s/ Darrell Webb
Darrell Webb
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Darrell Webb Darrell Webb	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Kerr James Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Cowen* Scott Cowen	Director

/s/ Joseph Depinto* Joseph DePinto	Director

/s/ Ira Gumberg* Ira Gumberg	Director

/s/ Patricia Morrison* Patricia Morrison	Director

/s/ Frank Newman* Frank Newman	Director

/s/ David Perdue* David Perdue	Director

/s/ Beryl Raff* Beryl Raff	Director

/s/ Alan Rosskamm* Alan Rosskamm	Director

/s/ Tracey Travis* Tracey Travis	Director

*The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such directors.

April 16, 2009

By:	/s/ James Kerr
James Kerr, Attorney-in-Fact