Form 10-Q
period 2009-05-02
JO-ANN STORES INC
filed 2009-06-11
CIK 34151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2009
Commission File No. 1-6695

Jo-Ann Stores, Inc.
(Exact name of Registrant as specified in its charter)

Ohio	34-0720629
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (330) 656-2600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of May 29, 2009: 26,449,372

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended May 2, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	May 2,	May 3,	January 31,
	2009	2008	2009
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$85.0	$57.9	$80.6
Inventories	406.6	426.9	429.4
Deferred income taxes	21.0	25.6	23.5
Prepaid expenses and other current assets	28.5	23.3	31.7

Total current assets	541.1	533.7	565.2

Property, equipment and leasehold improvements, net	307.0	297.5	314.8
Goodwill	11.6	11.8	11.6
Other assets	8.4	11.8	9.5

Total assets	$868.1	$854.8	$901.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$135.6	$125.8	$145.1
Accrued expenses	94.0	95.9	112.5

Total current liabilities	229.6	221.7	257.6

Long-term debt	50.5	100.0	66.0
Long-term deferred income taxes	3.1	—	3.2
Lease obligations and other long-term liabilities	97.1	88.4	96.6

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 29,188,133; 28,319,612 and 28,872,085 shares, respectively	1.5	1.4	1.4
Additional paid-in capital	214.2	197.2	211.7
Retained earnings	319.0	291.5	310.4

	534.7	490.1	523.5
Treasury stock, at cost; 3,744,482; 3,645,488 and 3,667,677 shares, respectively	(46.9)	(45.4)	(45.8)

Total shareholders’ equity	487.8	444.7	477.7

Total liabilities and shareholders’ equity	$868.1	$854.8	$901.1

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(Dollars in millions, except share
	and per share data)

Net sales	$460.0	$446.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	237.1	239.3

Gross margin	222.9	206.8

Selling, general and administrative expenses	190.4	184.5
Store pre-opening and closing costs	3.6	1.8
Depreciation and amortization	14.0	13.1

Operating profit	14.9	7.4
Gain on purchase of senior subordinated notes	(1.2)	—
Interest expense, net	1.6	2.4

Income before income taxes	14.5	5.0
Income tax provision	5.9	2.0

Net income	$8.6	$3.0

Net income per common share — basic	$0.34	$0.12

Net income per common share — diluted	$0.33	$0.12

Weighted average shares outstanding (in thousands):
Basic	25,303	24,542

Diluted	25,844	25,043

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
	(Dollars in millions)
Net cash flows provided by operating activities:
Net income	$8.6	$3.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.0	13.1
Deferred income taxes	2.4	0.4
Stock-based compensation expense	1.6	2.0
Amortization of deferred financing costs	0.2	0.2
Loss on disposal of fixed assets	0.5	0.2
Gain on purchase of senior subordinated notes	(1.2)	—
Changes in operating assets and liabilities:
Decrease in inventories	22.8	45.3
Decrease in prepaid expenses and other current assets	3.2	0.5
Decrease in accounts payable	(9.5)	(3.6)
Decrease in accrued expenses	(18.5)	(14.1)
Decrease in lease obligations, net	—	(1.6)
Increase in other long-term liabilities	0.5	—
Other, net	0.6	0.3

Net cash provided by operating activities	25.2	45.7

Cash flows used for investing activities:
Capital expenditures	(6.6)	(13.3)

Cash used for investing activities	(6.6)	(13.3)

Net cash flows (used for) provided by financing activities:
Purchase of senior subordinated notes	(14.1)	—
Proceeds from stock-based compensation plans	1.3	1.0
Other, net	(1.4)	(0.9)

Net cash (used for) provided by financing activities	(14.2)	0.1

Net increase in cash and cash equivalents	4.4	32.5
Cash and cash equivalents at beginning of period	80.6	25.4

Cash and cash equivalents at end of period	$85.0	$57.9

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2.8	$4.0
Income taxes, net of refunds	7.7	1.7
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 763 retail stores in 47 states at May 2, 2009.
The company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2010 refers to the year-ended January 30, 2010). The 2010 fiscal year will include 52 weeks. Fiscal 2009 was also a 52-week year.
The consolidated interim financial statements include the accounts of the company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures herein are adequate to make the information not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2009.
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
Typical of most retail companies, the company’s business is seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of May 3, 2008 has been provided. In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented.
Certain amounts in the May 3, 2008 financial statements have been reclassified to conform to the current year presentation.
Note 2 — Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.

The following table presents information necessary to calculate basic and diluted income per common share (shares in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008

Weighted average shares outstanding:
Basic common shares	25,303	24,542
Incremental shares from assumed exercise of stock options	60	177
Incremental restricted shares	481	324

Diluted common shares	25,844	25,043

As of May 2, 2009, an average of 1,166,041 stock options was not included in the computation of diluted net income per common share because they would have been anti-dilutive.
As of May 3, 2008, an average of 1,259,434 stock options was not included in the computation of diluted net income per common share because they would have been anti-dilutive.
Note 3 — Shareholders’ Equity
During the first quarter of fiscal 2010, shares outstanding increased by 240,000 as follows:

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)

Balance, January 31, 2009	25,204	3,668	$1.4	$211.7	$(45.8)	$310.4	$477.7
Net income	—	—	—	—	—	8.6	8.6
Exercise of stock options	40	—	—	0.4	—	—	0.4
Excess tax benefits (deficits) on equity compensation	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	214	—	0.1	1.5	—	—	1.6
Purchase of common stock	(76)	76	—	—	(1.1)	—	(1.1)
Associate Stock Ownership Plan	62	—	—	0.9	—	—	0.9

Year-to-date activity	240	76	0.1	2.5	(1.1)	8.6	10.1

Balance, May 2, 2009	25,444	3,744	$1.5	$214.2	$(46.9)	$319.0	$487.8

As of May 2, 2009, the company had 1,974,970 stock options outstanding and 1,059,474 restricted stock awards issued.
Note 4 — Financing
During the first quarter of fiscal 2010, the company purchased $15.5 million in face value of the 7.5 percent senior subordinated notes at an average of 91 percent of par. The company recorded a pre-tax gain of $1.2 million, representing the cash discount received, net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.

Note 5 — Segment Reporting
At May 2, 2009, the company operated 220 large-format stores and 543 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
The company’s reportable segments include large-format stores, small-format stores and other. The financial results of the company’s Joann.com Internet business are included in the “other” segment. The small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. The large-format stores offer an expanded and more comprehensive product assortment than the small-format stores. The large-format stores also generally offer custom framing and educational programs that the small-format stores do not. The “other” category includes unallocated corporate assets and overhead in addition to the operating results of the Joann.com Internet business. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
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

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended May 2, 2009
Net sales	$244.1	$206.4	$9.5	$460.0
Store pre-opening and closing costs	1.8	1.8	—	3.6
Depreciation and amortization	7.8	2.7	3.5	14.0
Operating profit (loss)	21.5	26.0	(32.6)	14.9

Capital expenditures	3.6	0.8	2.2	6.6
Property, equipment and leasehold improvements, net	166.3	49.4	91.3	307.0

Thirteen Weeks Ended May 3, 2008
Net sales	$230.8	$207.1	$8.2	$446.1
Store pre-opening and closing costs	1.2	0.6	—	1.8
Depreciation and amortization	7.8	2.2	3.1	13.1
Operating profit (loss)	15.6	24.8	(33.0)	7.4

Capital expenditures	4.5	0.8	8.0	13.3
Property, equipment and leasehold improvements, net	161.4	34.9	101.2	297.5

Note 6 — Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). For items within its scope, FSP FAS 157-2 deferred the effective date to fiscal years beginning after November 15, 2008. The company adopted SFAS 157 for its non-financial assets (goodwill, property and equipment and inventory) during the first quarter ended May 2, 2009.
The company’s non-financial assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, it may be necessary for the company to evaluate the fair value of its non-financial assets and record them at the lower of cost or fair value. During the first quarter ended May 2, 2009, there were no triggering events that prompted an asset impairment test of the company’s non-financial assets or a fair value measurement. Accordingly, the company did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value during the first quarter ended May 2, 2009.
In April 2009, the FASB issued two FSPs related to fair value measurements. These positions are intended to provide additional guidance regarding fair value measurements. Included in this new guidance are:
•	FSP FAS 107-1 and Accounting Principles Board 28-1: Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which requires disclosures regarding fair value of financial instruments to be disclosed on an interim as well as on an annual basis;
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value.
FSP FAS 107-1 and FSP FAS 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The company will adopt these pronouncements beginning in the second quarter of Fiscal 2010. The company does not expect the adoption of FSP FAS 107-1 and FSP FAS 157-4 to have a material impact on its consolidated financial statements.
Note 7 — Consolidating Financial Statements (Unaudited)
The company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain of the wholly-owned subsidiaries of the company. The senior subordinated notes are subordinated to the company’s credit facility.

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of May 2, 2009 and January 31, 2009 and for the thirteen weeks ended May 2, 2009 and May 3, 2008 is as follows:
Consolidating Balance Sheets
May 2, 2009

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$59.6	$25.4	$—	$85.0
Inventories	210.0	196.6		406.6
Deferred income taxes	14.9	6.1		21.0
Prepaid expenses and other current assets	23.3	5.2		28.5

Total current assets	307.8	233.3	—	541.1

Property, equipment and leasehold improvements, net	161.0	146.0		307.0
Goodwill	11.6	—		11.6
Other assets	(5.0)	13.4		8.4
Investment in subsidiaries	107.0	—	(107.0)	—
Intercompany receivable	277.1	—	(277.1)	—

Total assets	$859.5	$392.7	$(384.1)	$868.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$154.8	$(19.2)	$—	$135.6
Accrued expenses	96.5	(2.5)		94.0

Total current liabilities	251.3	(21.7)	—	229.6

Long-term debt	50.5	—		50.5
Long-term deferred income taxes	(3.2)	6.3		3.1
Lease obligations and other long-term liabilities	73.1	24.0		97.1
Intercompany payable	—	277.1	(277.1)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.5	—		1.5
Additional paid-in capital	214.2	—		214.2
Retained earnings	319.0	107.0	(107.0)	319.0

	534.7	107.0	(107.0)	534.7
Treasury stock, at cost	(46.9)	—		(46.9)

Total shareholders’ equity	487.8	107.0	(107.0)	487.8

Total liabilities and shareholders’ equity	$859.5	$392.7	$(384.1)	$868.1

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Balance Sheets
January 31, 2009

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$55.0	$25.6	$—	$80.6
Inventories	206.5	222.9		429.4
Deferred income taxes	16.2	7.3		23.5
Prepaid expenses and other current assets	25.5	6.2		31.7

Total current assets	303.2	262.0	—	565.2

Property, equipment and leasehold improvements, net	165.5	149.3		314.8
Goodwill	11.6	—		11.6
Other assets	(3.9)	13.4		9.5
Investment in subsidiaries	100.0	—	(100.0)	—
Intercompany receivable	307.7	—	(307.7)	—

Total assets	$884.1	$424.7	$(407.7)	$901.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$158.6	$(13.5)	$—	$145.1
Accrued expenses	112.5	—		112.5

Total current liabilities	271.1	(13.5)	—	257.6

Long-term debt	66.0	—		66.0
Long-term deferred income taxes	(3.4)	6.6		3.2
Lease obligations and other long-term liabilities	72.7	23.9		96.6
Intercompany payable	—	307.7	(307.7)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.4	—		1.4
Additional paid-in capital	211.7	—		211.7
Retained earnings	310.4	100.0	(100.0)	310.4

	523.5	100.0	(100.0)	523.5
Treasury stock, at cost	(45.8)	—		(45.8)

Total shareholders’ equity	477.7	100.0	(100.0)	477.7

Total liabilities and shareholders’ equity	$884.1	$424.7	$(407.7)	$901.1

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended May 2, 2009 and May 3, 2008

	May 2, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$253.3	$340.7	$(134.0)	$460.0
Cost of sales (exclusive of depreciation and amortization shown separately below)	140.5	230.6	(134.0)	237.1

Gross margin	112.8	110.1	—	222.9
Selling, general and administrative expenses	100.5	89.9		190.4
Store pre-opening and closing costs	2.2	1.4		3.6
Depreciation and amortization	7.6	6.4		14.0

Operating profit	2.5	12.4	—	14.9
Gain on purchase of senior subordinated notes	(1.2)	—	—	(1.2)
Interest expense, net	0.8	0.8		1.6

Income before income taxes	2.9	11.6	—	14.5
Income tax provision	1.3	4.6		5.9

Income before equity income	1.6	7.0	—	8.6
Equity income from subsidiaries	7.0	—	(7.0)	—

Net income	$8.6	$7.0	$(7.0)	$8.6

	May 3 , 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$238.6	$336.6	$(129.1)	$446.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	139.6	228.8	(129.1)	239.3

Gross margin	99.0	107.8	—	206.8
Selling, general and administrative expenses	88.4	96.1		184.5
Store pre-opening and closing costs	0.9	0.9		1.8
Depreciation and amortization	6.5	6.6		13.1

Operating profit	3.2	4.2	—	7.4
Interest expense, net	1.1	1.3		2.4

Income before income taxes	2.1	2.9	—	5.0
Income tax provision	1.0	1.0		2.0

Income before equity income	1.1	1.9	—	3.0
Equity income from subsidiaries	1.9	—	(1.9)	—

Net income	$3.0	$1.9	$(1.9)	$3.0

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirteen Weeks Ended May 2, 2009 and May 3, 2008

	May 2, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$22.8	$2.4	$—	$25.2
Cash flows used for investing activities:
Capital expenditures	(4.0)	(2.6)		(6.6)

Cash used for investing activities	(4.0)	(2.6)	—	(6.6)

Net cash flows used for financing activities:
Purchase of senior subordinated notes	(14.1)	—		(14.1)
Proceeds from stock-based compensation plans	1.3	—		1.3
Other, net	(1.4)	—		(1.4)

Net cash used for financing activities	(14.2)	—	—	(14.2)

Net increase (decrease) in cash and cash equivalents	4.6	(0.2)	—	4.4
Cash and cash equivalents at beginning of period	55.0	25.6	—	80.6

Cash and cash equivalents at end of period	$59.6	$25.4	$—	$85.0

	May 3, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$42.3	$3.4	$—	$45.7

Cash flows used for investing activities:
Capital expenditures	(9.9)	(3.4)		(13.3)

Cash used for investing activities	(9.9)	(3.4)	—	(13.3)

Net cash flows provided by financing activities:
Proceeds from stock-based compensation plans	1.0	—		1.0
Other, net	(0.9)	—		(0.9)

Net cash provided by financing activities	0.1	—	—	0.1

Net increase in cash and cash equivalents	32.5	—	—	32.5
Cash and cash equivalents at beginning of period	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of period	$31.5	$26.4	$—	$57.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion is intended to provide the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our fiscal 2009 Annual Report on Form 10-K.
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
As of May 2, 2009, we operated 763 stores in 47 states (220 large-format stores and 543 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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
Executive Overview
During the first quarter of fiscal 2010 we continued to focus on those elements of our business that we can control, including expenses, inventory and customer experience. We also continued to optimize free cash flow to further strengthen our balance sheet.
We started to execute our key fiscal 2010 initiatives which are:
•	Margin expansion;
•	Further enhance our customer shopping experience;
•	Continue to update our store base; and
•	Improve our leasing terms.
As a result, we achieved positive earnings during the first quarter of fiscal 2010. Same-store sales increased 1.0 percent, gross margin expanded by 210 basis points, earnings per diluted share more than doubled to $0.33 and long-term debt, net of cash, improved by $76.6 million as compared to the first quarter of fiscal 2009.

We experienced sales growth across our core sewing and craft categories during the first quarter of fiscal 2010. Sewing sales increased 2.6 percent as compared to the first quarter of fiscal 2009. Non-sewing sales, which include core craft, seasonal category and custom framing sales, decreased 0.8 percent as compared to the first quarter of fiscal 2009. Our core craft sales, excluding seasonal category sales, increased comparably with the increase in sewing sales during fiscal 2010 as compared to the same period in fiscal 2009. Quilting continues to lead our growth in sewing, while yarn, kids crafts, and food crafting continue to perform well for non-sewing. Partially offsetting our strong category sales was the continuing softness in seasonal products and higher ticket items, including custom framing.
We believe that the customer is seeking affordable activities to enjoy with her family and friends during the current challenging economic environment. The customer traffic within our stores seems to be reflecting this trend. During the first quarter of fiscal 2010, our customer transactions increased by 3.3 percent, which represents the strongest increase in customer traffic we have experienced in seven quarters.
We continue to benefit from store remodels, which deliver an average incremental 8 percent increase in sales during their first full year after remodel. We completed 29 remodels in fiscal 2009 and expect to complete approximately 30 more this year.
Our small-format store optimization projects have resulted in solid results as well. These projects involve a relatively small investment in fixtures and labor to re-merchandise stores, with the objective of increasing craft assortments while reducing space for seasonal merchandise. The 248 optimization projects that we completed during fiscal 2009 have delivered a 150 basis point increase in sales as compared to small format stores that have not been remodeled or optimized. Based on these favorable results, we have scheduled another 184 optimization projects for the second and third quarters of fiscal 2010 for a total of 432 optimized stores before the holiday season of this year.
In addition to our store remodels and optimizations, we are experiencing strong sales from new products. For example, our new spring collections in apparel fabric and our new Kids Camp summer activity product line are performing well.
Collectively, our work to remodel and optimize stores, and to provide compelling new product assortments, is helping our stores deliver sales growth despite the current challenging economic environment.
Regarding our competition, Wal-Mart is continuing its remodel program, which includes removing the fabric department from many stores. We expect to capture new customers and gain market share as a result of these changes.
As mentioned above, gross margin increased 210 basis points during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009. Approximately 50 basis points of the 210 basis point increase was due to the timing of Christmas clearance, which we liquidated in January of fiscal 2009 as compared to the prior year, when we liquidated fiscal 2008 Christmas inventory in February of fiscal 2009. The remaining improvement in our gross margin resulted from the opportunities that we discussed in fiscal 2009 and include:
•	More direct sourcing of products from Asia;
•	Product cost deflation on imported merchandise;
•	Lower transportation expenses;
•	Reduced seasonal and fashion merchandise; and
•	Improvements in markdown controls from our new POS system enhancements.
We expect to continue to achieve margin expansion as a result of these factors throughout the year, but not at the same magnitude that we experienced in the first quarter of fiscal 2010.
In addition to growing sales and expanding margin, we continue to benefit from our focus on controlling selling, general and administrative expenses (“SG&A”). As a result of our operating efficiencies, SG&A expense was flat as a percent of sales for the quarter compared to the same quarter in the prior year, allowing us to achieve significant earnings growth on a modest sales increase.

We achieved earnings per diluted share of $0.33, which includes $1.8 million of incremental pre-opening and closing expenses related to the opening of 12 new stores in the first quarter of fiscal 2010 as compared to no new stores for the same period in the prior year.
While we are pleased with our first quarter of fiscal 2010 performance, the timing of sustained economic recovery is still difficult to predict. We will continue to manage our business pragmatically and continue to focus on optimizing cash flow and strengthening our balance sheet.
Recent Developments and Business Update
Outlook for Fiscal 2010
Although we are pleased with our results in the first quarter, given the challenging economic environment and the fact that the majority of our earnings and leverage is derived from the third and particularly the fourth quarters, we are reaffirming our previously announced outlook for fiscal 2010 and maintaining our original full year guidance of $0.70 to $0.85 per diluted share, excluding any gains on the purchase of our senior subordinated notes. Since our second quarter is typically our lowest quarter in terms of sales volume, it will be difficult to leverage expenses as much as we were able to do in the first quarter of fiscal 2010. Additionally, we do not expect the same level of gross margin rate improvement in the second quarter as we delivered in the first quarter of fiscal 2010 since a portion of this improvement was due to the timing of Christmas clearance, which we liquidated in January of fiscal 2009 as compared to the prior year, when we liquidated fiscal 2008 Christmas inventory in February of fiscal 2009. We also will begin to cycle the gross margin improvements that we experienced in the second and third quarters of fiscal 2009.
Based upon management’s operating assumptions and current economic conditions, the company’s key considerations underlying its outlook for fiscal 2010 include:
•	Same-store sales decline of 2% to 4% for the year;
•	Gross margin rate improvement for the year;
•	Higher selling, general and administrative expenses as a percentage of net sales for the year;
•	Capital expenditures, net of landlord allowances, for the full year of $30 to $32 million;
•	Earnings per diluted share in the range of $0.70 to $0.85 for the year (excluding any gains on debt purchases);
•	Free cash flow in the range of $50 to $58 million for the year; (free cash flow defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures);
•	Weighted-average diluted share count of approximately 26 million shares for the year.

Results of Operations
The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Gross margin	48.5%	46.4%
Selling, general and administrative expenses	41.4%	41.4%
Store pre-opening and closing costs	0.8%	0.4%
Depreciation and amortization	3.1%	2.9%

Operating profit	3.2%	1.7%

Comparison of the Thirteen Weeks Ended May 2, 2009 to May 3, 2008
Net Sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

			Percentage
(Dollars in millions)	May 2, 2009	May 3, 2008	Change
Consolidated net sales	$460.0	$446.1	3.1%
Increase from prior year	$13.9
Same-store sales percentage change	1.0%	4.5%
Overall, consolidated net sales increased for the first quarter of fiscal 2010 primarily due to increased sales in our large-format stores as compared to the same period of fiscal 2009. During the first quarter of fiscal 2010, we opened 11 large-format stores as compared to the first quarter of fiscal 2009 during which we did not open any new stores. Same-store sales increased 1.0 percent compared with a same-store sales increase of 4.5 percent for the first quarter of fiscal 2009. The improvement in same-store sales was driven by a 3.3 percent increase in customer transactions, partially offset by a 2.3 percent decrease in average ticket as compared to the first quarter of fiscal 2009. The increase in customer transactions is primarily due to the modifications we made to our marketing content to deliver a stronger value message, performance of new products, benefit of competitive withdrawals in the sewing business and our store remodeling and optimization efforts. Our total store count of 763 at the end of the first quarter of fiscal 2010 was down nine stores compared to the same period in fiscal 2009; however, total store square footage increased from 15.9 million square feet at the end of first quarter fiscal 2009 to 16.1 million square feet at the end of first quarter fiscal 2010. In total, we opened 12 new stores and closed 13 stores during the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009 when we closed two stores.
On a category basis, our sewing businesses represented 52 percent of our fiscal 2010 first quarter net sales volume and increased 2.6 percent on a same-store sales basis over the first quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting.
Our non-sewing businesses represented 48 percent of our fiscal 2010 first quarter net sales volume and decreased approximately 0.8 percent on a same-store sales basis over the first quarter of the prior year. The decrease primarily was due to declines in seasonal categories and custom framing. Excluding seasonal categories, craft same-store sales were comparable with sewing.

Sales by Segment:

			Percentage
(Dollars in millions)	May 2, 2009	May 3, 2008	Change
Large-format stores
Net sales	$244.1	$230.8	5.8%
Increase from prior year	$13.3
Same-store sales percentage change	(0.6)%	3.3%

Small-format stores
Net sales	$206.4	$207.1	(0.3)%
Decrease from prior year	$(0.7)
Same-store sales percentage change	3.0%	5.8%

Other
Net sales	$9.5	$8.2	15.9%
Increase from prior year	$1.3
Sales for large-format stores increased for the first quarter of fiscal 2010 primarily due to the net increase in the number of new stores, partially offset by negative same-store sales.
Same-store sales for large-format stores decreased 0.6 percent for the quarter, versus a same-store sales increase of 3.3 percent in the first quarter last year. Large-format stores have a greater mix of seasonal product and higher ticket items, which had weak performance during the quarter. Customer transactions for large-format stores increased by approximately 2.6 percent while average ticket decreased by approximately 3.2 percent as compared to the first quarter of fiscal 2009. The number of large-format stores in operation increased to 220 at the end of the first quarter of fiscal 2010 from 199 at the end of the same quarter of fiscal 2009. Large-format stores accounted for approximately 53.1 percent of total first quarter net sales in fiscal 2010 as compared to 51.8 percent for the same period in the prior year.
Sales for small-format stores decreased for the first quarter of fiscal 2010 due to the decrease in total store count, partially offset by the increase in same-store sales.
Same-store sales performance for small-format stores increased 3.0 percent compared with a same-store sales increase of 5.8 percent for the first quarter of fiscal 2009. The increase in same-store sales was primarily due to a 4.0 percent increase in customer transactions, slightly offset by a 1.0 percent decrease in average ticket as compared to the first quarter of fiscal 2009. We continue to see the ongoing benefit from our store remodels, store optimizations and competitive changes in the sewing business in our small format stores. The number of small-format stores in operation decreased to 543 at the end of the first quarter of fiscal 2010 compared with 573 at the end of the same quarter last year. Small-format stores accounted for approximately 44.9 percent of total first quarter net sales in fiscal 2010 as compared to 46.4 percent for the same period in the prior year.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 2.0 percent of first quarter net sales in fiscal 2010 as compared to 1.8 percent for the same period in the prior year.

Gross Margin. Gross margins may not be comparable to those of our competitors and other retailers. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude the indirect portion from gross margin and include it within SG&A. We include distribution costs that are directly associated with the acquisition of our merchandise in cost of sales. These costs are primarily in-bound and out-bound freight. We incur in-bound freight costs as a result of merchandise shipments from the vendor to our distribution centers or directly to our stores via “drop shipment.” In-bound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of our merchandise and, accordingly, are recognized as cost of sales when the related merchandise is sold. We incur out-bound freight costs when we ship the merchandise to our stores from the distribution centers. Purchasing and receiving costs, warehousing costs and other costs of our distribution network and store occupancy costs are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A.
Gross Margin:

			Percentage
(Dollars in millions)	May 2, 2009	May 3, 2008	Change
Gross margin	$222.9	$206.8	7.8%
Increase from prior year	$16.1
Percentage of consolidated net sales	48.5%	46.4%
As a percent of net sales, gross margin increased 210 basis points to 48.5 percent for the first quarter of fiscal 2010 compared with 46.4 percent for the same quarter last year. The improvement in the gross margin rate primarily was due to reduced product costs from global sourcing, lower clearance levels and reduced freight costs as compared to the same period of fiscal 2009. We do not expect the same level of gross margin rate improvement as we delivered in the first quarter of fiscal 2010 to continue for the remainder of fiscal 2010 as a portion of the first quarter improvement was due to the timing of Christmas clearance, which we liquidated in January of fiscal 2009 as compared to the prior year, when we liquidated fiscal 2008 Christmas inventory in February of fiscal 2009. We will also begin to cycle the gross margin improvements that we experienced in the second and third quarters of fiscal 2009.
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
Distribution costs included within SG&A amounted to $12.1 million and $13.0 million for the first quarters of fiscal 2010 and 2009, respectively. Store occupancy costs included within SG&A amounted to $46.0 million and $44.3 million for the first quarters of fiscal 2010 and 2009, respectively.
Selling, General and Administrative Expenses:

			Percentage
(Dollars in millions)	May 2, 2009	May 3, 2008	Change
SG&A	$190.4	$184.5	3.2%
Increase from prior year	$5.9
Percentage of consolidated net sales	41.4%	41.4%
As a percentage of net sales, SG&A expense during the fiscal 2010 first quarter was flat compared with percent of net sales in the first quarter of last year as we continue to manage our operating costs.

Store pre-opening and closing costs. Store pre-opening costs are expensed as incurred. These costs include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings.
Store pre-opening and closing costs increased $1.8 million during the first quarter of fiscal 2010 to $3.6 million, compared with $1.8 million in the first quarter last year. Pre-opening costs increased $0.9 million during the first quarter of fiscal 2010 to $1.9 million. During the first quarter of fiscal 2010 we opened 11 large-format stores and one small-format store, whereas in the first quarter of the prior year we did not open any new stores.
Store closing costs increased $0.9 million during the first quarter of fiscal 2010 to $1.7 million. During the first quarter of fiscal 2010 we closed one large-format store and 12 small-format stores as compared to first quarter of fiscal 2009 when we closed one large-format store and one small-format store.
Although store pre-opening and closing costs increased during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, we do not expect this trend to continue for the full year. We concentrated much of our store activity into the first quarter of fiscal 2010, whereas more store activity was concentrated in the second half of fiscal 2009.
Depreciation and amortization. Depreciation and amortization expense increased $0.9 million to $14.0 million in the first quarter of fiscal 2010. The increase primarily is due to incremental depreciation associated with fiscal 2009 and 2010 expenditures related to technology as well as spending on new stores and remodels.
Operating Profit:

			Percentage
(Dollars in millions)	May 2, 2009	May 3, 2008	Change
Operating profit	$14.9	$7.4	101.4%
Increase from prior year	$7.5
Operating profit for the first quarter of fiscal 2010 increased primarily due to the improvement in gross margin combined with our continued efforts to control expenses.
Operating Profit (Loss) by Segment:

			Percentage
(Dollars in millions)	May 2, 2009	May 3, 2008	Change
Large-format stores
Operating profit	$21.5	$15.6	37.8%
Increase from prior year	$5.9

Small-format stores
Operating profit	$26.0	$24.8	4.8%
Increase from prior year	$1.2

Other
Operating loss	$(32.6)	$(33.0)	1.2%
Increase from prior year	$0.4

The improvement in large-format store operating profit primarily was driven by the $13.3 million increase in store sales volume, which was partially due to the opening of 11 new large-format stores during the first quarter of fiscal 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 3.0 percent increase in same-store sales, which was partially due to the store remodels and optimizations that occurred during fiscal 2009, combined with improvement in gross margin and our continued efforts to control expenses.
The improvement in operating loss during the first quarter of fiscal 2010 of our “other” segment is primarily due to our continued efforts to control expenses. The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business.
Gain on purchase of senior subordinated notes. We recorded a pre-tax gain of $1.2 million, as a result of the purchase of $15.5 million of our 7.5 percent senior subordinated notes at an average of 91 percent of par, net of the related write-off of applicable deferred financing costs.
Interest expense. Interest expense for the first quarter of fiscal 2010 decreased $0.8 million to $1.6 million. The decrease is attributable to lower average debt levels. Our average debt levels were $55 million in the first quarter of fiscal 2010 versus $100 million in the same period of the prior year.
Income taxes. Our effective income tax rate for the first quarter of fiscal 2010 and fiscal 2009 was approximately 40.7 percent and 40.0 percent, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
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
We believe that the U.S. economy is facing very challenging times, and that general economic conditions could deteriorate further. We believe these conditions have had, and will continue to have, an adverse impact on spending by the customers we serve. Because of these challenges, we continue to review and adjust our business activities to address the changing economic environment and, as a result, we plan to prudently invest in our business, carefully manage inventory and liquidity and control expense. Due to the uncertainty in the overall economic environment and the unpredictability of consumer behavior, it is very difficult for us to predict how our business may perform in the future. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession.

The following table provides cash flow related information for the first quarter of fiscal 2010 and fiscal 2009:

Dollars in millions	2010	2009

Net cash provided by operating activities	$25.2	$45.7
Cash used for investing activities	(6.6)	(13.3)
Net cash (used for) provided by financing activities	(14.2)	0.1

Net increase in cash and cash equivalents	$4.4	$32.5

Ending cash and cash equivalents	$85.0	$57.9

Net cash provided by operating activities
Net cash provided by operations decreased by $20.5 million to $25.2 million in the first quarter of fiscal 2010, compared with net cash provided for operating activities of $45.7 million in the first quarter of fiscal 2009. The year-over-year decrease in cash provided by operations primarily was attributable to a $10.3 million decrease in accounts payable and accrued expenses combined with a decrease in inventory levels. Inventories decreased $22.8 million in the first quarter of fiscal 2010, compared with a $45.3 million decrease in the first quarter of fiscal 2009. Comparing inventory levels as of the end of the first quarter of fiscal year 2010 and 2009, inventories decreased $20.3 million, or 4.8 percent, year-over-year. The inventory decrease is primarily the result of our continued efforts to reduce seasonal, fashion and clearance merchandise levels.
Cash used for investing activities
Cash used for investing activities totaled $6.6 million in the first quarter of fiscal 2010, compared with $13.3 million in the first quarter of fiscal 2009, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
Dollars in millions	2009	2008

Cash	$1.8	$12.7
Cash — landlord reimbursed	4.8	0.6

Total	$6.6	$13.3

During the first quarter of fiscal 2010, we remodeled two stores as compared to the first quarter of fiscal 2009 when we remodeled 12 stores, four of which were reclassified as large-format stores as a result of the remodel. We opened 11 large-format stores and one small-format store in the first quarter of fiscal 2010 as compared to the first quarter of the prior year when we did not open any new stores. Investment in information technology projects and store related expenditures, including store remodels, represented the majority of the capital spending during the first quarter of fiscal 2009.

Net cash (used for) provided by financing activities
Net cash used for financing activities was $14.2 million during the first quarter of fiscal 2010, compared with net cash provided by financing activities of $0.1 million during the same period in fiscal 2009. Long-term debt at the end of the first quarter of fiscal 2010 was $50.5 million and consisted solely of our 7.5 percent senior subordinated notes. Debt levels decreased $15.5 million during the first quarter of fiscal 2010, compared with no change in debt levels in the first quarter of the prior year. During the first quarter of fiscal 2010, we purchased $15.5 million in face value of our notes at an average of 91 percent of par. We recorded a pre-tax gain of $1.2 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.
Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2009, our long-term unsecured debt was rated “B3” by Moody’s Investor Services and “CCC+” by Standard & Poor’s. Moody’s rated our outlook as stable while Standard & Poor’s rated our outlook as positive. In May 2009, Standard and Poor’s raised our rating from “CCC+” to “B-” with a stable outlook. The change in ratings by Standard and Poor’s reflects its view that our operating results have improved and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
As of May 2, 2009, we had the ability to borrow $230 million under our credit facility, subject to the borrowing base calculation. Our debt-to-capitalization ratio was 9.4 percent at May 2, 2009, 12.1 percent at January 31, 2009 and 18.4 percent at May 3, 2008.
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
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical can be found in our fiscal 2009 Annual Report on Form 10-K in the notes to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations
There have been no material changes to the table of contractual obligations and commitments presented on page 37 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Cautionary Statement Concerning Forward-Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” of our fiscal 2009 Annual Report on Form 10K, as updated herein, as well as general economic conditions, the current financial crisis, natural disasters and geo-political events, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, our dependence on suppliers, seasonality, disruptions to the transportation system or increases in transportation costs, energy costs, our ability to recruit and retain highly qualified personnel, our ability to manage our inventory, our ability to effectively manage our distribution network, disruptions to our information systems, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, failure to successfully implement the store growth strategy, changes in accounting standards and effective tax rates, inadequacy of our insurance coverage, volatility of our stock price, damage to our reputation, and other factors. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of May 2, 2009 has not significantly changed since January 31, 2009. Information regarding our financial instruments and market risk as of January 31, 2009 is disclosed in our fiscal 2009 Annual Report on Form 10-K.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the management of Jo-Ann Stores, Inc. (the “Management”), including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
In connection with the preparation of this Quarterly Report on Form 10-Q as of May 2, 2009, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On July 21, 2008 a purported wage and hour class action was filed against the company in Superior Court of the State of California, County of Los Angeles captioned Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. In the complaint, as amended, six former company employees, individually and on behalf of the purported class members, allege that certain current and former California store team leaders employed by the company since July 21, 2004 were classified improperly as exempt employees (and thus not paid for overtime work), and that current and former hourly employees employed by the company’s California stores since July 21, 2004 missed rest and meal breaks for which they were not properly compensated and at times worked off the clock without compensation. The amended complaint alleges other violations of California law arising from the alleged wage and hour violations. The amended complaint seeks substantial monetary damages, injunctive relief and attorney’s fees. On May 19, 2009 the court certified this matter to proceed as a class action. The company intends to defend vigorously this action. However, the company cannot give assurance that the resolution of this matter will not have a material adverse effect on its financial position, results of operations and cash flows in the period in which any such effect is recorded.
We are involved in various other litigation matters in the ordinary course of our business. We do not expect that any of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
Except as set forth below, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended January 31, 2009.
The effect of general economic conditions and the current financial crisis
Recent distress in the financial markets has resulted in declines in consumer confidence and spending, volatility in securities prices, diminished liquidity and credit availability and declining valuations of certain investments. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on consumer spending, affecting our cash flows. There can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy.
While we do not anticipate that we will need additional financing or equity during the fiscal year, tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness or obtain funding through the issuance of our securities. The effects of these changes could also require us to make additional changes to our current plans and strategy.
In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver merchandise or services. If we are unable to procure products and services when needed, or if we experience deterioration in sales traffic in our stores over an extended period of time, our sales and cash flows could be negatively impacted in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs

February 1 – 28, 2009	690	$13.10	1,108,424	1,041,576

March 1 – April 4, 2009	75,973	$13.27	1,184,397	965,603

April 5 – May 2, 2009	142	$17.18	1,184,539	965,461

Total	76,805	$13.28	1,184,539	965,461

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

JO-ANN STORES, INC.

DATE: June 11, 2009	/s/ Darrell Webb Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr James Kerr,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Exhibit Description
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer