Form 10-Q
period 2009-08-01
JO-ANN STORES INC
filed 2009-09-08
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 28, 2009: 26,554,808

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended August 1, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	August 1,	August 2,	January 31,
	2009	2008	2009
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$80.2	$41.2	$80.6
Inventories	460.1	472.6	429.4
Deferred income taxes	20.8	25.6	23.5
Prepaid expenses and other current assets	27.6	26.4	31.7

Total current assets	588.7	565.8	565.2

Property, equipment and leasehold improvements, net	302.7	304.6	314.8
Goodwill	11.6	11.8	11.6
Other assets	8.3	12.4	9.5

Total assets	$911.3	$894.6	$901.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$178.5	$159.8	$145.1
Accrued expenses	97.8	102.5	112.5

Total current liabilities	276.3	262.3	257.6

Long-term debt	50.5	100.0	66.0
Long-term deferred income taxes	0.5	—	3.2
Lease obligations and other long-term liabilities	95.7	93.2	96.6

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 29,366,390; 28,594,867 and 28,872,085 shares, respectively	1.5	1.4	1.4
Additional paid-in capital	218.1	203.5	211.7
Retained earnings	315.8	279.8	310.4

	535.4	484.7	523.5
Treasury stock, at cost; 3,756,128; 3,657,758 and 3,667,677 shares, respectively	(47.1)	(45.6)	(45.8)

Total shareholders’ equity	488.3	439.1	477.7

Total liabilities and shareholders’ equity	$911.3	$894.6	$901.1

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(Dollars in millions, except share and per share data)

Net sales	$419.4	$403.0	$879.4	$849.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	212.8	211.2	449.9	450.5

Gross margin	206.6	191.8	429.5	398.6

Selling, general and administrative expenses	193.3	191.6	383.7	376.1
Store pre-opening and closing costs	2.8	3.5	6.4	5.3
Depreciation and amortization	13.9	13.2	27.9	26.3

Operating (loss) profit	(3.4)	(16.5)	11.5	(9.1)
Gain on purchase of senior subordinated notes	—	—	(1.2)	—
Interest expense, net	1.5	2.2	3.1	4.6

(Loss) income before income taxes	(4.9)	(18.7)	9.6	(13.7)
Income tax (benefit) provision	(1.7)	(7.0)	4.2	(5.0)

Net (loss) income	$(3.2)	$(11.7)	$5.4	$(8.7)

Net (loss) income per common share — basic	$(0.13)	$(0.47)	$0.21	$(0.35)

Net (loss) income per common share — diluted	$(0.13)	$(0.47)	$0.21	$(0.35)

Weighted average shares outstanding (in thousands):
Basic	25,516	24,794	25,405	24,668

Diluted	25,516	24,794	26,093	24,668

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2009	2008
	(Dollars in millions)

Net cash flows provided by operating activities:
Net income (loss)	$5.4	$(8.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.9	26.3
Deferred income taxes	—	(0.7)
Stock-based compensation expense	4.2	5.1
Amortization of deferred financing costs	0.3	0.5
Loss on disposal of fixed assets	0.9	0.3
Gain on purchase of senior subordinated notes	(1.2)	—
Changes in operating assets and liabilities:
Increase in inventories	(30.7)	(0.4)
Decrease (increase) in prepaid expenses and other current assets	4.1	(2.6)
Increase in accounts payable	33.4	30.4
Decrease in accrued expenses	(14.7)	(7.5)
(Decrease) increase in lease obligations, net	(0.7)	3.3
Decrease in other long-term liabilities	(0.2)	(0.1)
Other, net	0.7	0.9

Net cash provided by operating activities	29.4	46.8

Cash flows used for investing activities:
Capital expenditures	(16.7)	(33.7)

Cash used for investing activities	(16.7)	(33.7)

Net cash flows (used for) provided by financing activities:
Purchase of senior subordinated notes	(14.1)	—
Proceeds from stock-based compensation plans	2.4	3.0
Other, net	(1.4)	(0.3)

Net cash (used for) provided by financing activities	(13.1)	2.7

Net (decrease) increase in cash and cash equivalents	(0.4)	15.8
Cash and cash equivalents at beginning of period	80.6	25.4

Cash and cash equivalents at end of period	$80.2	$41.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3.1	$4.1
Income taxes, net of refunds	16.6	2.8
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 758 retail stores in 47 states at August 1, 2009.
The company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g., fiscal 2010 refers to the year-ended January 30, 2010). The 2010 fiscal year will include 52 weeks. Fiscal 2009 was also a 52-week year.
The consolidated interim financial statements include the accounts of the company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures herein are adequate to make the information not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year-ended January 31, 2009.
In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the company revises its estimates and assumptions, as new information becomes available.
Typical of most retail companies, the company’s business is seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of August 2, 2008 has been provided.
Certain amounts in the August 2, 2008 financial statements have been reclassified to conform to the current year presentation.
The company has evaluated subsequent events through September 8, 2009, the date of the issuance of the financial statements. There were no subsequent events requiring recognition or disclosure in the financial statements.
Note 2 — Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.

The following table presents information necessary to calculate basic and diluted income per common share (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Weighted average shares outstanding:
Basic common shares	25,516	24,794	25,405	24,668
Incremental shares from assumed exercise of stock options	—	—	169	—
Incremental restricted shares	—	—	519	—

Diluted common shares	25,516	24,794	26,093	24,668

For the second quarter of fiscal 2010, all outstanding stock-based awards were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the company’s net loss for the period. For the first half of fiscal 2010, an average of 701,446 stock options was not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.
For the second quarter and first half of fiscal 2009, all outstanding stock-based awards were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the company’s net loss for these periods.
Note 3 — Shareholders’ Equity
During the first half of fiscal 2010, shares outstanding increased by 406,000 as follows:

			Common
			Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, January 31, 2009	25,204	3,668	$1.4	$211.7	$(45.8)	$310.4	$477.7
Net income	—	—	—	—	—	5.4	5.4
Exercise of stock options	125	—	—	1.5	—	—	1.5
Excess tax benefits (deficits) on equity compensation	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	307	—	0.1	4.1	—	—	4.2
Purchase of common stock	(88)	88	—	—	(1.3)	—	(1.3)
Associate Stock Ownership Plan	62	—	—	0.9	—	—	0.9

Year-to-date activity	406	88	0.1	6.4	(1.3)	5.4	10.6

Balance, August 1, 2009	25,610	3,756	$1.5	$218.1	$(47.1)	$315.8	$488.3

As of August 1, 2009, the company had 1,848,878 stock options outstanding and 1,003,129 restricted stock awards issued that remain subject to vesting.

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
The price of the 7.5 percent senior subordinated notes (the “Notes”) at August 1, 2009 in the high yield debt market was approximately at par value. Accordingly, the fair value of the Notes approximates the carrying value of approximately $50.5 million.
Note 5 — Segment Reporting
At August 1, 2009, the company operated 222 large-format stores and 536 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended August 1, 2009
Net sales	$226.1	$185.8	$7.5	$419.4
Store pre-opening and closing costs	0.4	2.4	—	2.8
Depreciation and amortization	7.9	2.7	3.3	13.9
Operating profit (loss)	14.1	17.5	(35.0)	(3.4)

Capital expenditures	1.2	4.9	4.0	10.1

Thirteen Weeks Ended August 2, 2008
Net sales	$209.9	$186.0	$7.1	$403.0
Store pre-opening and closing costs	1.6	1.9	—	3.5
Depreciation and amortization	7.8	2.3	3.1	13.2
Operating profit (loss)	5.5	12.3	(34.3)	(16.5)

Capital expenditures	6.5	7.3	6.6	20.4

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Twenty-Six Weeks Ended August 1, 2009
Net sales	$470.7	$391.7	$17.0	$879.4
Store pre-opening and closing costs	2.2	4.2	—	6.4
Depreciation and amortization	15.7	5.4	6.8	27.9
Operating profit (loss)	35.6	43.5	(67.6)	11.5

Capital expenditures	4.8	5.7	6.2	16.7
Property, equipment and leasehold improvements, net	159.9	50.4	92.4	302.7

Twenty-Six Weeks Ended August 2, 2008
Net sales	$441.1	$392.7	$15.3	$849.1
Store pre-opening and closing costs	2.8	2.5	—	5.3
Depreciation and amortization	15.6	4.5	6.2	26.3
Operating profit (loss)	21.2	37.0	(67.3)	(9.1)

Capital expenditures	11.0	8.1	14.6	33.7
Property, equipment and leasehold improvements, net	161.2	35.1	108.3	304.6
Note 6 — Recent Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The company adopted SFAS 157 for its non-financial assets (goodwill, property and equipment and inventory) during the first quarter ended May 2, 2009.
The company’s non-financial assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, it may be necessary for the company to evaluate the fair value of its non-financial assets and record them at the lower of cost or fair value. During the second quarter ended August 1, 2009, there were no triggering events that prompted an asset impairment test of the company’s non-financial assets or a fair value measurement. Accordingly, the company did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value during the second quarter ended August 1, 2009.
In April 2009, the FASB issued two FSPs related to fair value measurements. These positions are intended to provide additional guidance regarding fair value measurements. Included in this new guidance are:
•	FSP FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosures regarding fair value of financial instruments to be disclosed on an interim as well as on an annual basis;
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value.

FSP FAS 107-1 and FSP FAS 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The company adopted these pronouncements beginning in the second quarter of fiscal 2010. The adoption of FSP FAS 107-1 and FSP FAS 157-4 did not have a material impact on the company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. FAS 165 is consistent with current practice and did not have any impact on the company’s consolidated financial statements. See Note 1 for the required disclosure.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 makes the FASB Accounting Standards Codification (the “Codification”) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The statement is effective for interim and annual periods ending after September 15, 2009. The Company will adopt the statement as required, and the financial statements for the interim period ending October 31, 2009 will reflect the Codification references. The statement will have no impact on the company’s financial position or results of operations.
Note 7 — Consolidating Financial Statements (Unaudited)
The company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the company’s wholly-owned subsidiaries. The senior subordinated notes are subordinated to the company’s credit facility. Effective July 5, 2009, the company restructured its legal entities, resulting in all but one of its wholly-owned subsidiaries becoming consolidated into the parent entity and the transfer of certain assets from the parent to a newly-formed subsidiary which became a guarantor of the notes and credit facility. The guarantor subsidiaries represent the new subsidiary and one remaining subsidiary that was not consolidated into the parent entity.
Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of August 1, 2009 and January 31, 2009 and for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 was as follows:

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Balance Sheets
August 1, 2009

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$80.2	$—	$—	$80.2
Inventories	460.1	—		460.1
Deferred income taxes	20.3	0.5		20.8
Prepaid expenses and other current assets	26.5	1.1		27.6

Total current assets	587.1	1.6	—	588.7

Property, equipment and leasehold improvements, net	299.2	3.5		302.7
Goodwill	—	11.6		11.6
Other assets	5.4	2.9		8.3
Investment in subsidiaries	32.5	—	(32.5)	—
Intercompany receivable	—	13.1	(13.1)	—

Total assets	$924.2	$32.7	$(45.6)	$911.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$178.3	$0.2	$—	$178.5
Accrued expenses	90.4	7.4		97.8

Total current liabilities	268.7	7.6	—	276.3

Long-term debt	50.5	—		50.5
Long-term deferred income taxes	11.7	(11.2)		0.5
Lease obligations and other long-term liabilities	91.9	3.8		95.7
Intercompany payable	13.1	—	(13.1)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.5	—		1.5
Additional paid-in capital	218.1	—		218.1
Retained earnings	315.8	32.5	(32.5)	315.8

	535.4	32.5	(32.5)	535.4
Treasury stock, at cost	(47.1)	—		(47.1)

Total shareholders’ equity	488.3	32.5	(32.5)	488.3

Total liabilities and shareholders’ equity	$924.2	$32.7	$(45.6)	$911.3

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

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended August 1, 2009 and August 2, 2008

	August 1, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$285.2	$218.5	$(84.3)	$419.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	156.2	140.9	(84.3)	212.8

Gross margin	129.0	77.6	—	206.6
Selling, general and administrative expenses	133.5	59.8		193.3
Store pre-opening and closing costs	2.2	0.6		2.8
Depreciation and amortization	9.3	4.6		13.9

Operating (loss) profit	(16.0)	12.6	—	(3.4)
Interest expense, net	0.9	0.6		1.5

(Loss) income before income taxes	(16.9)	12.0	—	(4.9)
Income tax (benefit) provision	(5.1)	3.4		(1.7)

(Loss) income before equity income	(11.8)	8.6	—	(3.2)
Equity income from subsidiaries	8.6	—	(8.6)	—

Net (loss) income	$(3.2)	$8.6	$(8.6)	$(3.2)

	August 2, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$215.2	$304.2	$(116.4)	$403.0
Cost of sales (exclusive of depreciation and amortization shown separately below)	121.2	206.4	(116.4)	211.2

Gross margin	94.0	97.8	—	191.8
Selling, general and administrative expenses	99.0	92.6		191.6
Store pre-opening and closing costs	2.2	1.3		3.5
Depreciation and amortization	6.7	6.5		13.2

Operating loss	(13.9)	(2.6)	—	(16.5)
Interest expense, net	0.9	1.3		2.2

Loss before income taxes	(14.8)	(3.9)	—	(18.7)
Income tax benefit	(5.7)	(1.3)		(7.0)

Loss before equity loss	(9.1)	(2.6)	—	(11.7)
Equity loss from subsidiaries	(2.6)	—	2.6	—

Net loss	$(11.7)	$(2.6)	$2.6	$(11.7)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Twenty-Six Weeks Ended August 1, 2009 and August 2, 2008

	August 1, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$538.5	$559.2	$(218.3)	$879.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	296.7	371.5	(218.3)	449.9

Gross margin	241.8	187.7	—	429.5
Selling, general and administrative expenses	234.0	149.7		383.7
Store pre-opening and closing costs	4.4	2.0		6.4
Depreciation and amortization	16.9	11.0		27.9

Operating (loss) profit	(13.5)	25.0	—	11.5
Gain on purchase of senior subordinated notes	(1.2)	—	—	(1.2)
Interest expense, net	1.7	1.4		3.1

(Loss) income before income taxes	(14.0)	23.6	—	9.6
Income tax (benefit) provision	(3.8)	8.0		4.2

(Loss) income before equity income	(10.2)	15.6	—	5.4
Equity income from subsidiaries	15.6	—	(15.6)	—

Net income (loss)	$5.4	$15.6	$(15.6)	$5.4

	August 2, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$453.8	$640.8	$(245.5)	$849.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	260.8	435.2	(245.5)	450.5

Gross margin	193.0	205.6	—	398.6
Selling, general and administrative expenses	187.4	188.7		376.1
Store pre-opening and closing costs	3.1	2.2		5.3
Depreciation and amortization	13.2	13.1		26.3

Operating (loss) income	(10.7)	1.6	—	(9.1)
Interest expense, net	2.0	2.6		4.6

Loss before income taxes	(12.7)	(1.0)	—	(13.7)
Income tax benefit	(4.7)	(0.3)		(5.0)

Loss before equity loss	(8.0)	(0.7)	—	(8.7)
Equity loss from subsidiaries	(0.7)	—	0.7	—

Net loss	$(8.7)	$(0.7)	$0.7	$(8.7)

Note 7 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Twenty-Six Weeks Ended August 1, 2009 and August 2, 2008

	August 1, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by (used for) operating activities	$52.7	$(23.3)	$—	$29.4

Cash flows used for investing activities:
Capital expenditures	(14.4)	(2.3)		(16.7)

Cash used for investing activities	(14.4)	(2.3)	—	(16.7)

Net cash flows used for financing activities:
Purchase of senior subordinated notes	(14.1)	—		(14.1)
Proceeds from stock-based compensation plans	2.4	—		2.4
Other, net	(1.4)	—		(1.4)

Net cash used for financing activities	(13.1)	—	—	(13.1)

Net increase (decrease) in cash and cash equivalents	25.2	(25.6)	—	(0.4)
Cash and cash equivalents at beginning of period	55.0	25.6	—	80.6

Cash and cash equivalents at end of period	$80.2	$—	$—	$80.2

	August 2, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$42.4	$4.4	$—	$46.8

Cash flows used for investing activities:
Capital expenditures	(28.6)	(5.1)		(33.7)

Cash used for investing activities	(28.6)	(5.1)	—	(33.7)

Net cash flows provided by financing activities:
Proceeds from stock-based compensation plans	3.0	—		3.0
Other, net	(0.3)	—		(0.3)

Net cash provided by financing activities	2.7	—	—	2.7

Net increase (decrease) in cash and cash equivalents	16.5	(0.7)	—	15.8
Cash and cash equivalents at beginning of period	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of period	$15.5	$25.7	$—	$41.2

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
As of August 1, 2009, we operated 758 stores in 47 states (222 large-format stores and 536 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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
Executive Overview
During the second quarter of fiscal 2010, we achieved operating and financial improvements as compared to the second quarter of fiscal 2009 due to our continued execution of our key fiscal 2010 initiatives, which are:
•	Margin expansion;
•	Further enhance our customer shopping experience;
•	Continue to update our store base; and
•	Improve our leasing terms.
In spite of the challenging economy, we have delivered same store sales growth in 8 of the last 10 quarters. Same-store sales increased 1.8 percent in the second quarter of fiscal 2010 compared with a 3.3 percent increase in the second quarter of fiscal 2009. Customer traffic increased 4.1 percent in the second quarter of fiscal 2010, while average transaction size fell 2.3 percent, as customers continued to resist buying higher ticket and seasonal impulse items.
We continued to experience sales growth across our core sewing and craft categories during the second quarter of fiscal 2010, including quilting, yarn, kids crafts and food crafting. Our new product assortment and plan-o-gram related to our jewelry making category is also performing well. Conversely, our seasonal categories continued to experience double digit decreases. In anticipation of the decline in our seasonal categories, we purchased less merchandise, limiting our exposure to clearance markdowns.

Part of the improved fiscal 2010 performance is due to revitalizing our store portfolio. We opened three new stores during the quarter, and have opened 15 year to date. We also completed 11 remodels and 98 store optimization projects in the second quarter of fiscal 2010. We still expect to open a total of approximately 20 new stores, remodel approximately 30 stores and complete over 180 small-format optimization projects during fiscal 2010.
Our small-format stores performed better than our large-format stores, with a customer traffic increase of 4.8 percent compared to a 3.5 percent increase for our large-format stores and same-store sales gain of 3.9 percent compared to a 0.1 percent increase for our large-format stores for the second quarter of fiscal 2010. The small-format remodel and optimization programs are positively affecting customer traffic and sales, while our large format stores are being impacted by the mix of seasonal and higher ticket items, which have been underperforming in the current economic environment. In addition, the continuance of Wal-Mart removing fabric from nearby stores has a more significant benefit on sales in our small-format stores than in our large-format stores.
Our gross margin was the highlight of our performance during the quarter, as we achieved a 170 basis point increase during the second quarter of fiscal 2010 over the second quarter of the prior year. The following five key factors that we discussed in fiscal 2009 continue to positively impact gross margin:
•	More direct sourcing of products from Asia;
•	Lower transportation expenses;
•	Product cost deflation on imported merchandise;
•	Reduced seasonal and fashion merchandise; and
•	Improvements in markdown controls from our new POS system enhancements.
In addition to the above factors, our merchandising team continues to manage effectively our promotional markdowns, utilizing a mix of marketing events and discount strategies to optimize growth in both sales and gross margin dollars.
We achieved improved selling, general and administrative (“SG&A”) expense leverage of 140 basis points for the second quarter of fiscal 2010 as compared to the second quarter of the prior year. Payroll savings in our stores from more efficient work processes and distribution centers efficiencies provided most of the improvement.
As a result of improving sales, margin and expenses, we were able to reduce our fiscal 2010 second quarter loss to $0.13 per share from a loss of $0.47 per share for the second quarter of the prior year. We achieved positive earnings per share of $0.21 per diluted share for the first half of fiscal 2010 as compared to a loss of $0.35 per share for the same period in the prior year, representing a $0.56 per share year-over-year improvement.
In summary, we are pleased with our results through the first half of fiscal 2010 and are confident that sales and earnings will exceed our original plans for the full year of fiscal 2010.
Recent Developments and Business Update
Outlook for Fiscal 2010
We are increasing our previously announced expectations for fiscal 2010. Based upon our first half results, our operating assumptions for the remainder of the year, continued implementation of our strategic growth plans and uncertain economic conditions, we expect year-over-year improvement in our performance in fiscal 2010. We continue to remain optimistic regarding the performance of our core sewing and craft categories; however, based on the ongoing challenges in the economic environment, we anticipate the negative sales trends in our seasonal business to continue.

Roughly 55 percent of our annual sales and the vast majority of our annual earnings are generated during the second half of each fiscal year. Sales in the seasonal category typically represent a greater percentage of the business during the second half of each fiscal year as well. The key considerations underlying our outlook for fiscal 2010 include:
•	Same-store sales approximately flat to up 1% for the year;
•	Gross margin rate improvement for the year;
•	Slightly higher selling, general and administrative expenses as a percentage of net sales for the year;
•	Capital expenditures, net of landlord allowances, for the full year of $30 to $32 million;
•	Earnings per diluted share in the range of $1.35 to $1.50 for the year (excluding any gains on debt purchases);
•	Free cash flow in the range of $70 to $74 million for the year (free cash flow is defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures);
•	Weighted-average diluted share count of approximately 26 million shares for the year.
Results of Operations
The following table sets forth our results of operations through operating (loss) profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	49.3%	47.6%	48.8%	46.9%
Selling, general and administrative expenses	46.1%	47.5%	43.6%	44.3%
Store pre-opening and closing costs	0.7%	0.9%	0.7%	0.6%
Depreciation and amortization	3.3%	3.3%	3.2%	3.1%

Operating (loss) profit	(0.8)%	(4.1)%	1.3%	(1.1)%

Net Sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	Percentage	August 1,	August 2,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Consolidated net sales	$419.4	$403.0	4.1%	$879.4	$849.1	3.6%
Increase from prior year	$16.4			$30.3
Same-store sales percentage change	1.8%	3.3%		1.4%	3.9%

Comparison of the Thirteen Weeks Ended August 1, 2009 to August 2, 2008
Overall, consolidated net sales increased for the second quarter of fiscal 2010 primarily due to increased sales in our large-format stores as compared to the same period of fiscal 2009. Same-store sales increased 1.8 percent compared with a same-store sales increase of 3.3 percent for the second quarter of fiscal 2009. The improvement in same-store sales was driven by a 4.1 percent increase in customer transactions, partially offset by a 2.3 percent decrease in average ticket as compared to the second quarter of fiscal 2009. The increase in customer transactions is primarily due to the modifications we made to our marketing content to deliver a stronger value message, performance of new products, benefit of competitive withdrawals in the sewing business and our store remodeling and optimization efforts. Our total store count of 758 at the end of the second quarter of fiscal 2010 was down ten stores compared to the same period in fiscal 2009; however, total store square footage increased from 15.9 million square feet at the end of second quarter fiscal 2009 to 16.1 million square feet at the end of second quarter fiscal 2010. In total, we opened three new stores and closed eight stores during the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009 when we opened three new stores and closed seven stores.
On a category basis, our sewing businesses represented 52 percent of our fiscal 2010 second quarter net sales volume and increased 5.1 percent on a same-store sales basis over the second quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting.
Our non-sewing businesses represented 48 percent of our fiscal 2010 second quarter net sales volume and decreased approximately 1.9 percent on a same-store sales basis over the second quarter of the prior year. Gains in needle arts and basic craft categories were offset by declines in seasonal categories.
Comparison of the Twenty-Six Weeks Ended August 1, 2009 to August 2, 2008
Overall, consolidated net sales increased for the first half of fiscal 2010 primarily due to increased sales in our large-format stores as compared to the same period of fiscal 2009. Same-store sales increased 1.4 percent compared with a same-store sales increase of 3.9 percent for the first half of fiscal 2009. The improvement in same-store sales was driven by a 3.7 percent increase in customer transactions, partially offset by a 2.3 percent decrease in average ticket as compared to the first half of fiscal 2009. The increase in customer transactions is primarily due to the continued benefits from modifications we made to our marketing content to deliver a stronger value message, performance of new products, benefit of competitive withdrawals in the sewing business and our store remodeling and optimization efforts. In total, we opened 15 new stores and closed 21 stores during the first half of fiscal 2010, compared to the first half of fiscal 2009 when we opened three new stores and closed nine stores.
On a category basis, our sewing businesses represented 52 percent of the first half of fiscal 2010 net sales volume and increased 3.8 percent on a same-store sales basis over the first half of the prior year. Similar to our results for the second quarter of fiscal 2010, we continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting for the first half of fiscal 2010.
Our non-sewing businesses represented 48 percent of our fiscal 2010 first half net sales volume and decreased approximately 1.3 percent on a same-store sales basis over the first half of the prior year. The decrease was primarily due to declines in seasonal categories and custom framing.

Sales by Segment:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	Percentage	August 1,	August 2,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Large-format stores
Net sales	$226.1	$209.9	7.7%	$470.7	$441.1	6.7%
Increase from prior year	$16.2			$29.6
Same-store sales percentage change	0.1%	2.3%		(0.2)%	2.8%

Small-format stores
Net sales	$185.8	$186.0	(0.1)%	$391.7	$392.7	(0.3)%
Decrease from prior year	$(0.2)			$(1.0)
Same-store sales percentage change	3.9%	4.4%		3.4%	5.2%

Other
Net sales	$7.5	$7.1	5.6%	$17.0	$15.3	11.1%
Increase from prior year	$0.4			$1.7
Comparison of the Thirteen Weeks Ended August 1, 2009 to August 2, 2008
Sales for large-format stores increased for the second quarter of fiscal 2010 primarily due to the net increase in the number of new stores.
Same-store sales for large-format stores increased 0.1 percent for the quarter, versus a same-store sales increase of 2.3 percent in the second quarter last year. Large-format stores have a greater mix of seasonal product and higher ticket items, which had weak performance during the quarter. Customer transactions for large-format stores increased by approximately 3.5 percent while average ticket decreased by approximately 3.4 percent as compared to the second quarter of fiscal 2009. The number of large-format stores in operation increased to 222 at the end of the second quarter of fiscal 2010 from 201 at the end of the same quarter of fiscal 2009. Large-format stores accounted for approximately 53.9 percent of total second quarter net sales in fiscal 2010 as compared to 52.1 percent for the same period in the prior year.
Sales for small-format stores decreased for the second quarter of fiscal 2010 due to the decrease in total store count, partially offset by an increase in same-store sales.
Same-store sales performance for small-format stores increased 3.9 percent compared with a same-store sales increase of 4.4 percent for the second quarter of fiscal 2009. The increase in same-store sales was primarily due to a 4.8 percent increase in customer transactions, slightly offset by a 0.9 percent decrease in average ticket as compared to the second quarter of fiscal 2009. We continue to see the ongoing benefit from our store remodels, store optimizations and competitive changes in the sewing business in our small-format stores. The number of small-format stores in operation decreased to 536 at the end of the second quarter of fiscal 2010 compared with 567 at the end of the same quarter last year. Small-format stores accounted for approximately 44.3 percent of total second quarter net sales in fiscal 2010 as compared to 46.1 percent for the same period in the prior year.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 1.8 percent of second quarter net sales in fiscal 2010 which is flat compared to the same period in the prior year.

Comparison of the Twenty-Six Weeks Ended August 1, 2009 to August 2, 2008
Sales for large-format stores increased for the first half of fiscal 2010 primarily due to the net increase in the number of new stores, partially offset by negative same-store sales.
Same-store sales for large-format stores decreased 0.2 percent for the first half, versus a same-store sales increase of 2.8 percent in the first half of last year. Large-format stores have a greater mix of seasonal product and higher ticket items, which had weak performance during the first half of the year. Customer transactions for large-format stores increased by approximately 3.0 percent, while average ticket decreased by approximately 3.2 percent, as compared to the first half of fiscal 2009. Large-format stores accounted for approximately 53.5 percent of total first half net sales in fiscal 2010 as compared to 52.0 percent for the same period in the prior year.
Sales for small-format stores decreased for the first half of fiscal 2010 due to the decrease in total store count, partially offset by the increase in same-store sales.
Same-store sales performance for small-format stores increased 3.4 percent compared with a same-store sales increase of 5.2 percent for the first half of fiscal 2009. The increase in same-store sales was primarily due to a 4.4 percent increase in customer transactions, slightly offset by a 1.0 percent decrease in average ticket as compared to the first half of fiscal 2009. We continue to see the ongoing benefit from our store remodels, store optimizations and competitive changes in the sewing business in our small-format stores. Small-format stores accounted for approximately 44.6 percent of total first half net sales in fiscal 2010 as compared to 46.2 percent for the same period in the prior year.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 1.9 percent of first half net sales in fiscal 2010 as compared to 1.8 percent for the same period in the prior year.
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
Gross Margin:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	Percentage	August 1,	August 2,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Gross margin	$206.6	$191.8	7.7%	$429.5	$398.6	7.8%
Increase from prior year	$14.8			$30.9
Percentage of consolidated net sales	49.3%	47.6%		48.8%	46.9%

As a percent of net sales, gross margin increased 170 basis points to 49.3 percent for the second quarter of fiscal 2010 compared with 47.6 percent for the same quarter last year. The improvement in the gross margin rate primarily was due to reduced product costs from global sourcing initiatives, reduced freight costs and lower clearance levels as compared to the same period of fiscal 2009.
As a percent of net sales, gross margin increased 190 basis points to 48.8 percent for the first half of fiscal 2010 compared with 46.9 percent for the same period last year. As experienced during the second quarter of fiscal 2010, the improvement in the gross margin rate for the first half of fiscal 2010 primarily was due to reduced product costs from global sourcing, lower clearance levels and reduced freight costs as compared to the same period of fiscal 2009. For the balance of the year, we expect continued year-over-year rate improvement with more opportunity in the fourth quarter of fiscal 2010 due to markdowns taken in fiscal 2009’s fourth quarter to sell through seasonal merchandise.
Selling, general and administrative expenses. SG&A expenses include store and administrative payroll, employee benefits, stock-based compensation, certain distribution costs, store occupancy costs, advertising and administrative expenses. As mentioned previously, some of our competitors and other retailers include distribution costs and store occupancy costs in gross margin. The types of distribution costs that we classify as selling, general and administrative expense include administrative, occupancy, depreciation, labor and other indirect costs that are incurred to support the distribution network. These costs are not directly associated with the value of the merchandise sold in our stores, but rather they relate primarily to the handling of merchandise for delivery to our stores and are expensed as incurred.
Selling, General and Administrative Expenses:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	Percentage	August 1,	August 2,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
SG&A	$193.3	$191.6	0.9%	$383.7	$376.1	2.0%
Increase from prior year	$1.7			$7.6
Percentage of consolidated net sales	46.1%	47.5%		43.6%	44.3%
Distribution costs included within SG&A amounted to $11.7 million and $13.0 million for the second quarter of fiscal 2010 and 2009, respectively. Store occupancy costs included within SG&A amounted to $47.0 million and $45.2 million for the second quarter of fiscal 2010 and 2009, respectively.
As a percentage of net sales, SG&A expense for the second quarter of fiscal 2010 improved by 140 basis points to 46.1 percent compared with 47.5 percent of net sales in the second quarter last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 2.0 percent during the first half of fiscal 2010, while, for the same period, net sales increased by 3.6 percent as compared to the first half of fiscal 2009. As a percentage of net sales, SG&A expense during the first half of fiscal 2010 was 43.6 percent compared with 44.3 percent of net sales in the first half of last year.
For the balance of fiscal 2010, we do not expect the same level of SG&A rate improvement that we experienced in the first half based on our current sales expectations. In addition, we did not incur any incentive compensation expense in the back half of fiscal 2009. Based on our current fiscal year 2010 outlook, we expect to incur incentive compensation expense, which will result in additional pressure on our SG&A rate in the back half of fiscal 2010.
Distribution costs included within SG&A amounted to $23.8 million and $26.0 million for the first half of fiscal 2010 and 2009, respectively. Store occupancy costs included within SG&A amounted to $93.0 million and $89.5 million for the first half of fiscal 2010 and 2009, respectively.

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
Store pre-opening and closing costs decreased $0.7 million during the second quarter of fiscal 2010 to $2.8 million, compared with $3.5 million in the second quarter last year. Pre-opening costs decreased $1.3 million during the second quarter of fiscal 2010 to $1.2 million. During the second quarter of fiscal 2010 we opened one large-format store and two small-format stores, whereas in the second quarter of the prior year we opened three large-format stores.
Store closing costs increased $0.6 million during the second quarter of fiscal 2010 to $1.6 million. During the second quarter of fiscal 2010 we closed eight small-format stores as compared to the second quarter of fiscal 2009 when we closed one large-format store and six small-format stores.
Store pre-opening and closing costs increased $1.1 million during the first half of fiscal 2010 to $6.4 million, compared with $5.3 million in the first half of last year. Pre-opening costs decreased $0.4 million during the first half of fiscal 2010 to $3.1 million. During the first half of fiscal 2010 we opened 12 large-format stores and three small-format stores, whereas in the first half of the prior year we opened three large-format stores.
Store closing costs increased $1.5 million during the first half of fiscal 2010 to $3.3 million. During the first half of fiscal 2010 we closed one large-format store and 20 small-format stores as compared to the first half of fiscal 2009 when we closed two large-format stores and seven small-format stores.
Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $13.9 million in the second quarter of fiscal 2010. The increase primarily is due to incremental depreciation associated with fiscal 2009 and 2010 expenditures related to technology as well as spending on new stores and remodels.
Depreciation and amortization expense increased $1.6 million to $27.9 million in the first half of fiscal 2010. The increase primarily is due to incremental depreciation associated with fiscal 2009 and 2010 expenditures related to technology as well as spending on new stores and remodels.
Operating (Loss) Profit:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	Percentage	August 1,	August 2,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Operating (loss) profit	$(3.4)	$(16.5)	79.4%	$11.5	$(9.1)	226.4%
Increase from prior year	$13.1			$20.6
Operating loss for the second quarter of fiscal 2010 decreased primarily due to the improvement in gross margin combined with our continued efforts to control expenses. Operating profit for the first half of fiscal 2010 increased primarily due to the improvement in gross margin combined with our continued efforts to control expenses.

Operating Profit (Loss) by Segment:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	Percentage	August 1,	August 2,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Large-format stores
Operating profit	$14.1	$5.5	156.4%	$35.6	$21.2	67.9%
Increase from prior year	$8.6			$14.4

Small-format stores
Operating profit	$17.5	$12.3	42.3%	$43.5	$37.0	17.6%
Increase from prior year	$5.2			$6.5

Other
Operating loss	$(35.0)	$(34.3)	2.0%	$(67.6)	$(67.3)	0.4%
Increase from prior year	$(0.7)			$(0.3)
Comparison of the Thirteen Weeks Ended August 1, 2009 to August 2, 2008
The improvement in large-format store operating profit primarily was driven by the $16.2 million increase in store sales volume, which was due primarily to the net increase in the number of new stores, combined with improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 3.9 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The increase in operating loss during the second quarter of fiscal 2010 of our “other” segment is due primarily to an increase in incentive compensation expense based on our current year performance outlook. The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business.
Comparison of the Twenty-Six Weeks Ended August 1, 2009 to August 2, 2008
The improvement in large-format store operating profit primarily was driven by the $29.6 million increase in store sales volume, which was due to the net increase in the number of new stores, partially offset by negative same-store sales combined with improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 3.4 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The increase in operating loss during the first half of fiscal 2010 of our “other” segment is due primarily to an increase in incentive compensation expense based on our current year performance outlook. The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business.

Gain on purchase of senior subordinated notes. In the first quarter of fiscal 2010, we recorded a pre-tax gain of $1.2 million as a result of the purchase of $15.5 million of our 7.5 percent senior subordinated notes at an average of 91 percent of par, net of the related write-off of applicable deferred financing costs.
Interest expense. Interest expense for the second quarter of fiscal 2010 decreased $0.7 million to $1.5 million. The decrease is attributable to lower average debt levels. Our average debt levels were $50.5 million in the second quarter of fiscal 2010 versus $100 million in the same period of the prior year.
Interest expense for the first half of fiscal 2010 decreased $1.5 million to $3.1 million. The decrease is attributable to lower average debt levels. Our average debt levels were $52.8 million in the first half of fiscal 2010 versus $100 million in the same period of the prior year.
Income taxes. Our effective income tax rates for the second quarters of fiscal 2010 and fiscal 2009 were approximately 34.7 percent and 37.4 percent, respectively. Our effective income tax rates for the first halves of fiscal 2010 and fiscal 2009 were approximately 43.8 percent and 36.5 percent, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
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
The following table provides cash flow related information for the first half of fiscal 2010 and fiscal 2009:

Dollars in millions	2010	2009

Net cash provided by operating activities	$29.4	$46.8
Cash used for investing activities	(16.7)	(33.7)
Net cash (used for) provided by financing activities	(13.1)	2.7

Net (decrease) increase in cash and cash equivalents	$(0.4)	$15.8

Ending cash and cash equivalents	$80.2	$41.2

Net cash provided by operating activities
Net cash provided by operations decreased by $17.4 million to $29.4 million in the first half of fiscal 2010, compared with $46.8 million in the first half of fiscal 2009. The year-over-year decrease in cash provided by operations primarily was attributable to a $30.3 million increase in inventory partially offset by a $14.1 million increase in net income as well as an increase in accounts payable. Inventories increased $30.7 million in the first half of fiscal 2010, compared with a $0.4 million increase in the first half of fiscal 2009. Comparing inventory levels as of the end of the first half of fiscal years 2010 and 2009, inventories decreased $12.5 million, or 2.6 percent, year-over-year. Basic inventories are relatively flat versus the second quarter of fiscal 2009 with most of the reductions occurring in our fashion and seasonal inventories. We continue to experience high distribution center service levels and good in-stocks.
Cash used for investing activities
Cash used for investing activities totaled $16.7 million in the first half of fiscal 2010, compared with $33.7 million in the first half of fiscal 2009, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Twenty-Six Weeks Ended
	August 1,	August 2,
Dollars in millions	2009	2008

Cash	$9.8	$30.9
Cash — landlord reimbursed	6.9	2.8

Total	$16.7	$33.7

During the first half of fiscal 2010, we remodeled 13 stores, one of which was reclassified as a large-format store as a result of the remodel, as compared to the first half of fiscal 2009 when we remodeled 22 stores, four of which were reclassified as large-format stores as a result of the remodel. We opened 12 large-format stores and three small-format stores in the first half of fiscal 2010 as compared to the first half of the prior year when we opened three large-format stores. Investment in information technology projects and store related expenditures, including store remodels, represented the majority of the capital spending during the first half of fiscal 2010.
Net cash (used for) provided by financing activities
Net cash used for financing activities was $13.1 million during the first half of fiscal 2010, compared with net cash provided by financing activities of $2.7 million during the same period in fiscal 2009. Long-term debt at the end of the first half of fiscal 2010 was $50.5 million and consisted solely of our 7.5 percent senior subordinated notes. Debt levels decreased $15.5 million during the first half of fiscal 2010, compared with no change in debt levels in the first half of the prior year. During the first quarter of fiscal 2010, we purchased $15.5 million in face value of our notes at an average of 91 percent of par. We recorded a pre-tax gain of $1.2 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.

Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2009, our long-term unsecured debt was rated “B3” by Moody’s Investor Services and “CCC+” by Standard & Poor’s. Moody’s rated our outlook as stable while Standard & Poor’s rated our outlook as positive. In May 2009, Standard and Poor’s raised our rating from “CCC+” to “B-” with a stable outlook. The change in ratings by Standard and Poor’s reflects its view that our operating results have improved and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In September 2009, Moody’s raised our rating on our long-term unsecured debt from “B3” to “B2” with a stable outlook. Moody’s attributes the change in ratings to the material improvement in our financial profile and operating performance as well as in our ability to continue to generate positive free cash flow. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
As of August 1, 2009, we had the ability to borrow $257 million under our credit facility, subject to the borrowing base calculation. Our debt-to-capitalization ratio was 9.4 percent at August 1, 2009, 12.1 percent at January 31, 2009 and 18.5 percent at August 2, 2008.
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

Cautionary Statement Concerning Forward-Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” of our fiscal 2009 Annual Report on Form 10K, as updated herein, as well as changes in general economic conditions, the current financial crisis, the difficulty of predicting the behavior of our customers and the performance of our business during the current economic downturn, natural disasters and geo-political events, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, our dependence on suppliers, seasonality, disruptions to the transportation system or increases in transportation costs, energy costs, our ability to recruit and retain highly qualified personnel, our ability to manage our inventory, our ability to effectively manage our distribution network, disruptions to our information systems, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, failure to successfully implement the store growth strategy, changes in accounting standards and effective tax rates, inadequacy of our insurance coverage, volatility of our stock price, damage to our reputation, and other factors, including other factors discussed elsewhere in this report. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of August 1, 2009 has not changed significantly since January 31, 2009. Information regarding our financial instruments and market risk as of January 31, 2009 is disclosed in our fiscal 2009 Annual Report on Form 10-K.
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
In connection with the preparation of this Quarterly Report on Form 10-Q as of August 1, 2009, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On July 21, 2008 a purported wage and hour class action was filed against the company in Superior Court of the State of California, County of Los Angeles captioned Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. In the complaint, as amended, six former company employees, individually and on behalf of the purported class members, allege that certain current and former California store team leaders employed by the company since July 21, 2004 were classified improperly as exempt employees (and thus not paid for overtime work), and that current and former hourly employees employed by the company’s California stores since July 21, 2004 missed rest and meal breaks for which they were not properly compensated and at times worked off the clock without compensation. The amended complaint alleges other violations of California law arising from the alleged wage and hour violations. The amended complaint seeks substantial monetary damages, injunctive relief and attorney’s fees. On May 19, 2009 the court certified this matter to proceed as a class action. The company intends to defend vigorously this action. At this time, the company believes that it is unlikely that the resolution of this matter will have a material adverse effect on its financial position, results of operations and cash flows in the period in which any such effect is recorded.
We are involved in various other litigation matters in the ordinary course of our business. We do not expect that any of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
Except as set forth in our Quarterly Report on Form 10-Q for our fiscal quarter ended May 2, 2009, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended January 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
May 3 – 30, 2009	38	$21.45	1,184,577	965,423
May 31 – July 4, 2009	1,152	$23.17	1,185,729	964,271
July 5 – August 1, 2009	10,456	$22.87	1,196,185	953,815

Total	11,646	$22.89	1,196,185	953,815

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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
a)	Our Annual Meeting of Shareholders was held on June 11, 2009.
b)	Ten directors were elected to serve on the Board of Directors until the 2010 Annual Meeting of Shareholders and until a successor is elected and qualified.
c)	The nominees for Directors as listed in the proxy statement were elected with the following vote:

	Votes	Votes
Nominee	For	Withheld
Scott Cowen	21,369,920	2,037,979
Joseph DePinto	21,950,142	1,457,757
Ira Gumberg	21,626,847	1,781,052
Patricia Morrison	22,029,646	1,378,253
Frank Newman	21,249,415	2,158,484
David Perdue	23,243,835	164,064
Beryl Raff	21,943,969	1,463,930
Alan Rosskamm	22,721,237	686,662
Tracey Travis	23,245,112	162,787
Darrell Webb	22,796,503	611,396
d)	To ratify the selection of Ernst & Young LLP to serve as our independent registered public accountants for the fiscal year ending January 30, 2010.

Votes For	Votes Against	Abstentions
23,357,379	43,104	7,415
Item 5. Other Information
None.
Item 6. Exhibits
a)	Exhibits

No.	Exhibit Description
31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.
DATE: September 8, 2009	/s/ Darrell Webb
Darrell Webb,
President and Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer