Form 10-Q
period 2009-10-31
JO-ANN STORES INC
filed 2009-12-08
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of November 27, 2009: 26,801,646

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended October 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	October 31,	November 1,	January 31,
	2009	2008	2009
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$97.7	$24.8	$80.6
Inventories	485.4	522.3	429.4
Deferred income taxes	22.5	24.9	23.5
Prepaid expenses and other current assets	28.1	29.0	31.7

Total current assets	633.7	601.0	565.2

Property, equipment and leasehold improvements, net	297.7	311.6	314.8
Goodwill	11.6	11.8	11.6
Other assets	8.3	13.9	9.5

Total assets	$951.3	$938.3	$901.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$171.3	$171.4	$145.1
Accrued expenses	115.3	104.2	112.5

Total current liabilities	286.6	275.6	257.6

Long-term debt	47.5	112.7	66.0
Long-term deferred income taxes	1.4	—	3.2
Lease obligations and other long-term liabilities	96.3	94.9	96.6

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 29,665,217; 28,859,179 and 28,872,085 shares, respectively	1.5	1.4	1.4
Additional paid-in capital	225.5	209.5	211.7
Retained earnings	339.9	290.0	310.4

	566.9	500.9	523.5
Treasury stock, at cost; 3,768,059; 3,662,786 and 3,667,677 shares, respectively	(47.4)	(45.8)	(45.8)

Total shareholders’ equity	519.5	455.1	477.7

Total liabilities and shareholders’ equity	$951.3	$938.3	$901.1

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(Dollars in millions, except share and per share data)

Net sales	$509.1	$480.1	$1,388.5	$1,329.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	249.3	244.8	699.2	695.3

Gross margin	259.8	235.3	689.3	633.9

Selling, general and administrative expenses	202.0	199.5	585.7	575.6
Store pre-opening and closing costs	2.2	4.7	8.6	10.0
Depreciation and amortization	14.1	13.8	42.0	40.1

Operating profit	41.5	17.3	53.0	8.2
Gain on purchase of senior subordinated notes	(0.1)	(2.1)	(1.3)	(2.1)
Interest expense, net	1.6	2.6	4.7	7.2

Income before income taxes	40.0	16.8	49.6	3.1
Income tax provision	15.9	6.6	20.1	1.6

Net income	$24.1	$10.2	$29.5	$1.5

Net income per common share — basic	$0.94	$0.41	$1.16	$0.06

Net income per common share — diluted	$0.90	$0.40	$1.12	$0.06

Weighted average shares outstanding (in thousands):
Basic	25,737	25,044	25,518	24,792

Diluted	26,751	25,738	26,301	25,435

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2009	2008
	(Dollars in millions)
Net cash flows provided by operating activities:
Net income	$29.5	$1.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.0	40.1
Deferred income taxes	(0.8)	(0.5)
Stock-based compensation expense	6.5	7.2
Amortization of deferred financing costs	0.5	0.7
Loss on disposal of fixed assets	1.1	0.9
Gain on purchase of senior subordinated notes	(1.3)	(2.1)
Changes in operating assets and liabilities:
Increase in inventories	(56.0)	(50.1)
Decrease (increase) in prepaid expenses and other current assets	3.6	(5.2)
Increase in accounts payable	26.2	42.0
Increase (decrease) in accrued expenses	2.8	(5.8)
(Decrease) increase in lease obligations, net	(1.4)	5.0
Increase (decrease) in other long-term liabilities	1.1	(0.1)
Other, net	0.6	1.3

Net cash provided by operating activities	54.4	34.9

Cash flows used for investing activities:
Capital expenditures	(26.1)	(55.1)

Cash used for investing activities	(26.1)	(55.1)

Net cash flows (used for) provided by financing activities:
Purchase of senior subordinated notes	(17.0)	(18.0)
Net change in revolving credit facility	—	33.1
Proceeds from stock-based compensation plans	7.2	6.0
Other, net	(1.4)	(1.5)

Net cash (used for) provided by financing activities	(11.2)	19.6

Net increase (decrease) in cash and cash equivalents	17.1	(0.6)
Cash and cash equivalents at beginning of period	80.6	25.4

Cash and cash equivalents at end of period	$97.7	$24.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5.5	$8.5
Income taxes, net of refunds	18.3	2.2
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 758 retail stores in 47 states at October 31, 2009.
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
In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the company revises its estimates and assumptions, as new information becomes available.
Typical of most retail companies, the company’s business is seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of November 1, 2008 has been provided.
Certain amounts in the November 1, 2008 financial statements have been reclassified to conform to the current year presentation.
The company has evaluated subsequent events through December 8, 2009, the date of the issuance of the financial statements. There were no subsequent events requiring recognition or disclosure in the financial statements.
Note 2 — Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.

The following table presents information necessary to calculate basic and diluted income per common share (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Weighted average shares outstanding:
Basic common shares	25,737	25,044	25,518	24,792
Incremental shares from assumed exercise of stock options	414	262	260	254
Incremental restricted shares	600	432	523	389

Diluted common shares	26,751	25,738	26,301	25,435

For the third quarter and year-to-date period of fiscal 2010, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter. An average of 117,142 stock options for the third quarter and 630,788 stock options for the year-to-date period were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.
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
Note 3 — Shareholders’ Equity
During the first nine months of fiscal 2010, shares outstanding increased by 693,000 as follows:

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, January 31, 2009	25,204	3,668	$1.4	$211.7	$(45.8)	$310.4	$477.7
Net income	—	—	—	—	—	29.5	29.5
Exercise of stock options	328	—	—	5.5	—	—	5.5
Excess tax benefits (deficits) on equity compensation	—	—	—	0.2	—	—	0.2
Stock-based compensation	342	—	0.1	6.4	—	—	6.5
Purchase of common stock	(100)	100	—	—	(1.6)	—	(1.6)
Associate Stock Ownership Plan	123	—	—	1.7	—	—	1.7

Year-to-date activity	693	100	0.1	13.8	(1.6)	29.5	41.8

Balance, October 31, 2009	25,897	3,768	$1.5	$225.5	$(47.4)	$339.9	$519.5

As of October 31, 2009, the company had 1,646,364 stock options outstanding and 976,448 restricted stock awards issued that remain subject to vesting.

Note 4 — Financing
During the first nine months of fiscal 2010, the company purchased $18.5 million in face value of the 7.5 percent senior subordinated notes at an average of 92 percent of par. The company recorded a pre-tax gain of $1.3 million, representing the cash discount received, net of the related write-off of applicable deferred financing costs.
During the first nine months of fiscal 2009, the company purchased $20.4 million in face value of the 7.5 percent senior subordinated notes at an average of 88 percent of par. The company recorded a pre-tax gain of $2.1 million, representing the cash discount received, net of the related write-off of applicable deferred financing costs.
The market price of the 7.5 percent senior subordinated notes (the “Notes”) at October 31, 2009 in the high yield debt market was approximately at par value. Accordingly, the fair value of the Notes approximates the carrying value of approximately $47.5 million.
Note 5 — Commitments and Contingencies
On July 21, 2008 a purported wage and hour class action was filed against the company in Superior Court of the State of California, County of Los Angeles. In the complaint, as amended, six former company employees, individually and on behalf of the purported class members, alleged, among other things, that certain current and former California store team leaders employed by the company since July 21, 2004 were classified improperly as exempt employees (and thus not paid for overtime work), and that current and former hourly employees employed by the company’s California stores since July 21, 2004 missed rest and meal breaks for which they were not properly compensated and at times worked off the clock without compensation. In November 2009, the court granted preliminary approval of a negotiated settlement. The negotiated settlement provides for the payment by the company of up to $5.0 million, depending on the number of claims that are filed by the purported class members. As of the end of the quarterly period ended October 31, 2009, the company has fully reserved for the total amount expected to be incurred by the company in connection with this litigation and the negotiated settlement.
We are involved in various other litigation matters in the ordinary course of our business. We do not expect that any of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
Note 6 — Segment Reporting
At October 31, 2009, the company operated 228 large-format stores and 530 small-format stores. At November 1, 2008, the company operated 208 large-format stores and 560 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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

As permitted under the Financial Accounting Standards Board (“FASB”) guidance regarding segment disclosure, certain information not routinely used in the management of these segments or information that is impractical to report is not shown. The company does not report assets other than property, equipment and leasehold improvements by segment because not all assets are allocated to segments for purposes of measurement by the company’s chief operating decision maker.

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended October 31, 2009
Net sales	$272.0	$228.5	$8.6	$509.1
Store pre-opening and closing costs	0.8	1.4	—	2.2
Depreciation and amortization	7.9	2.7	3.5	14.1
Operating profit (loss)	37.2	40.5	(36.2)	41.5

Capital expenditures	2.8	5.0	1.6	9.4

Thirteen Weeks Ended November 1, 2008
Net sales	$250.2	$221.8	$8.1	$480.1
Store pre-opening and closing costs	1.6	3.1	—	4.7
Depreciation and amortization	8.0	2.7	3.1	13.8
Operating profit (loss)	21.2	25.9	(29.8)	17.3

Capital expenditures	10.3	4.5	6.6	21.4

Thirty-Nine Weeks Ended October 31, 2009
Net sales	$747.1	$615.8	$25.6	$1,388.5
Store pre-opening and closing costs	3.1	5.5	—	8.6
Depreciation and amortization	23.8	7.9	10.3	42.0
Operating profit (loss)	73.2	83.5	(103.7)	53.0

Capital expenditures	7.6	10.7	7.8	26.1
Property, equipment and leasehold improvements, net	156.5	51.7	89.5	297.7

Thirty-Nine Weeks Ended November 1, 2008
Net sales	$695.8	$610.0	$23.4	$1,329.2
Store pre-opening and closing costs	4.4	5.6	—	10.0
Depreciation and amortization	23.8	7.0	9.3	40.1
Operating profit (loss)	42.8	62.5	(97.1)	8.2

Capital expenditures	21.4	12.5	21.2	55.1
Property, equipment and leasehold improvements, net	158.1	36.7	116.8	311.6

Note 7 — Recent Accounting Pronouncements
In February 2008, the FASB issued an accounting standard update which delayed the effective date of fair value measurements accounting for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The company adopted the standard for its non-financial assets (goodwill, property and equipment and inventory) during the first quarter ended May 2, 2009.
The company’s non-financial assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, it may be necessary for the company to evaluate the fair value of its non-financial assets and record them at the lower of cost or fair value. During the third quarter ended October 31, 2009, there were no triggering events that prompted an asset impairment test of the company’s non-financial assets or a fair value measurement. Accordingly, the company did not measure any non-recurring, non-financial assets or recognize any amounts in earnings related to changes in fair value during the third quarter ended October 31, 2009.
In April 2009, the FASB issued new guidance related to fair value measurements. The guidance is intended to provide additional direction regarding fair value measurements. Included in this new guidance are:
•	a requirement that disclosures regarding fair value of financial instruments be disclosed on an interim as well as on an annual basis;
•	additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value.
This new guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The company adopted these pronouncements beginning in the third quarter of fiscal 2010. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.
In May 2009, the FASB issued new guidance that defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date; and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. This FASB guidance is consistent with current practice and did not have any impact on the company’s consolidated financial statements. See Note 1 for the required disclosure.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 makes the FASB Accounting Standards Codification (the “Codification”) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The statement is effective for interim and annual periods ending after September 15, 2009. The Company adopted this statement as of October 31, 2009. The statement had no impact on the company’s financial position or results of operations.

Note 8 — Consolidating Financial Statements (Unaudited)
The company’s 7.5 percent senior subordinated notes and credit facility are fully and unconditionally guaranteed, on a joint and several basis, by the company’s wholly-owned subsidiaries. The senior subordinated notes are subordinated to the company’s credit facility. Effective July 5, 2009, the company restructured its legal entities, resulting in all but one of its wholly-owned subsidiaries becoming consolidated into the parent entity and the transfer of certain assets from the parent to a newly-formed subsidiary which became a guarantor of the notes and credit facility. The guarantor subsidiaries represent the new subsidiary and one remaining subsidiary that were not consolidated into the parent entity.
Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of October 31, 2009 and January 31, 2009 and for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 was as follows:
Consolidating Balance Sheets
October 31, 2009

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$97.7	$—	$—	$97.7
Inventories	485.4	—		485.4
Deferred income taxes	20.3	2.2		22.5
Prepaid expenses and other current assets	23.4	4.7		28.1

Total current assets	626.8	6.9	—	633.7

Property, equipment and leasehold improvements, net	286.9	10.8		297.7
Goodwill	—	11.6		11.6
Other assets	4.4	3.9		8.3
Investment in subsidiaries	37.4	—	(37.4)	—
Intercompany receivable	—	21.5	(21.5)	—

Total assets	$955.5	$54.7	$(58.9)	$951.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$166.9	$4.4	$—	$171.3
Accrued expenses	95.7	19.6		115.3

Total current liabilities	262.6	24.0	—	286.6

Long-term debt	47.5	—		47.5
Long-term deferred income taxes	12.5	(11.1)		1.4
Lease obligations and other long-term liabilities	91.9	4.4		96.3
Intercompany payable	21.5	—	(21.5)	—

Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1.5	—		1.5
Additional paid-in capital	225.5	—		225.5
Retained earnings	339.9	37.4	(37.4)	339.9

	566.9	37.4	(37.4)	566.9
Treasury stock, at cost	(47.4)	—		(47.4)

Total shareholders’ equity	519.5	37.4	(37.4)	519.5

Total liabilities and shareholders’ equity	$955.5	$54.7	$(58.9)	$951.3

Note 8 — Consolidating Financial Statements (Unaudited) — CONTINUED
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

Note 8 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirteen Weeks Ended October 31, 2009 and November 1, 2008

	October 31, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$500.5	$8.6	$—	$509.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	243.2	6.1	—	249.3

Gross margin	257.3	2.5	—	259.8
Selling, general and administrative expenses	205.3	(3.3)		202.0
Store pre-opening and closing costs	2.2	—		2.2
Depreciation and amortization	12.3	1.8		14.1

Operating profit	37.5	4.0	—	41.5
Gain on purchase of senior subordinated notes	(0.1)	—		(0.1)
Interest expense, net	1.7	(0.1)		1.6

Income before income taxes	35.9	4.1	—	40.0
Income tax provision	14.3	1.6		15.9

Income before equity income	21.6	2.5	—	24.1
Equity income from subsidiaries	2.5	—	(2.5)	—

Net income	$24.1	$2.5	$(2.5)	$24.1

	November 1, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$261.2	$383.2	$(164.3)	$480.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	146.3	262.8	(164.3)	244.8

Gross margin	114.9	120.4	—	235.3
Selling, general and administrative expenses	100.9	98.6		199.5
Store pre-opening and closing costs	2.8	1.9		4.7
Depreciation and amortization	7.2	6.6		13.8

Operating profit	4.0	13.3	—	17.3
Gain on purchase of senior subordinated notes	(2.1)	—		(2.1)
Interest expense, net	1.2	1.4		2.6

Income before income taxes	4.9	11.9	—	16.8
Income tax provision	1.8	4.8		6.6

Income before equity income	3.1	7.1	—	10.2
Equity income from subsidiaries	7.1	—	(7.1)	—

Net income	$10.2	$7.1	$(7.1)	$10.2

Note 8 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Operations
Thirty-Nine Weeks Ended October 31, 2009 and November 1, 2008

	October 31, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,039.0	$567.8	$(218.3)	$1,388.5
Cost of sales (exclusive of depreciation and amortization shown separately below)	539.9	377.6	(218.3)	699.2

Gross margin	499.1	190.2	—	689.3
Selling, general and administrative expenses	439.3	146.4		585.7
Store pre-opening and closing costs	6.6	2.0		8.6
Depreciation and amortization	29.2	12.8		42.0

Operating profit	24.0	29.0	—	53.0
Gain on purchase of senior subordinated notes	(1.3)	—	—	(1.3)
Interest expense, net	3.4	1.3		4.7

Income before income taxes	21.9	27.7	—	49.6
Income tax provision	10.5	9.6		20.1

Income before equity income	11.4	18.1	—	29.5
Equity income from subsidiaries	18.1	—	(18.1)	—

Net income	$29.5	$18.1	$(18.1)	$29.5

	November 1, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$715.0	$1,024.0	$(409.8)	$1,329.2
Cost of sales (exclusive of depreciation and amortization shown separately below)	407.1	698.0	(409.8)	695.3

Gross margin	307.9	326.0	—	633.9
Selling, general and administrative expenses	288.3	287.3		575.6
Store pre-opening and closing costs	5.9	4.1		10.0
Depreciation and amortization	20.4	19.7		40.1

Operating (loss) profit	(6.7)	14.9	—	8.2
Gain on purchase of senior subordinated notes	(2.1)	—	—	(2.1)
Interest expense, net	3.2	4.0		7.2

(Loss) income before income taxes	(7.8)	10.9	—	3.1
Income tax (benefit) provision	(2.9)	4.5		1.6

(Loss) income before equity income	(4.9)	6.4	—	1.5
Equity income from subsidiaries	6.4	—	(6.4)	—

Net income	$1.5	$6.4	$(6.4)	$1.5

Note 8 — Consolidating Financial Statements (Unaudited) — CONTINUED
Consolidating Statements of Cash Flows
Thirty-Nine Weeks Ended October 31, 2009 and November 1, 2008

	October 31, 2009
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by (used for) operating activities	$75.3	$(20.9)	$—	$54.4

Cash flows used for investing activities:
Capital expenditures	(21.4)	(4.7)		(26.1)

Cash used for investing activities	(21.4)	(4.7)	—	(26.1)

Net cash flows used for financing activities:
Purchase of senior subordinated notes	(17.0)	—		(17.0)
Proceeds from stock-based compensation plans	7.2	—		7.2
Other, net	(1.4)	—		(1.4)

Net cash used for financing activities	(11.2)	—	—	(11.2)

Net increase (decrease) in cash and cash equivalents	42.7	(25.6)	—	17.1
Cash and cash equivalents at beginning of period	55.0	25.6	—	80.6

Cash and cash equivalents at end of period	$97.7	$—	$—	$97.7

	November 1, 2008
		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$24.1	$10.8	$—	$34.9

Cash flows used for investing activities:
Capital expenditures	(43.3)	(11.8)		(55.1)

Cash used for investing activities	(43.3)	(11.8)	—	(55.1)

Net cash flows provided by financing activities:
Purchase of senior subordinated notes	(18.0)	—		(18.0)
Net change in revolving credit facility	33.1	—		33.1
Proceeds from stock-based compensation plans	6.0	—		6.0
Other, net	(1.5)	—		(1.5)

Net cash provided by financing activities	19.6	—	—	19.6

Net increase (decrease) in cash and cash equivalents	0.4	(1.0)	—	(0.6)
Cash and cash equivalents at beginning of period	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of period	$(0.6)	$25.4	$—	$24.8

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
As of October 31, 2009, we operated 758 stores in 47 states (228 large-format stores and 530 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only decisive factor in determining its classification as large-format or small-format. The most important distinction is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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
Executive Overview
During the third quarter of fiscal 2010, we achieved sales, margin and earnings improvement and our financial results exceeded our original expectations.
Sales growth continues to be driven by our core sewing and craft categories, while our sourcing, inventory management and expense control initiatives are enabling us to achieve sustainable gross margin expansion and expense leverage.
We believe our performance is benefiting from three areas:
•	Our strategic plan continues to have a positive impact on results. The initiatives to revitalize our store portfolio, enhance our merchandising programs and provide a more compelling in-store shopping experience are all making a meaningful difference for our customers.
•	We believe that the competitive environment is providing an opportunity for us to capture market share. In the specialty retail channel, we believe we are capturing market share from weaker competitors, based on our sales trend relative to other craft and fabric retailers. In addition, Wal-Mart continues to remove fabric departments as they remodel stores.

•	While consumer confidence is still reported to be tenuous, we are beginning to see improving sales trends in some categories that have been struggling through the recession.
Our same-store sales increased 4.3 percent for the third quarter of fiscal 2010 compared to a 1.5 percent decrease in the prior year. Sales are being driven primarily by increased customer traffic in both our small and large format stores. Customer traffic increased 4.9 percent during the third quarter of fiscal 2010, while average ticket was down 0.6 percent and continues to be pressured by weakness in the custom framing and seasonal categories.
Our sewing business remains very strong with same-store sales growing 8.1 percent during the third quarter of fiscal 2010. Quilting and sewing notions were the strongest categories. Same-store sales in our core craft category was also positive for the quarter, as yarn, kid’s crafts and jewelry-making performed well. We continued to experience a downward trend in our seasonal category. In anticipation of the downward trend in our seasonal category, we reduced our seasonal inventory purchases, which allowed us to improve margin rates over last year.
In addition to sales growth, gross margin expansion was a key factor in our earnings performance. Gross margin increased by 200 basis points during the third quarter of fiscal 2010. The following five key factors that we discussed in previous quarters continue to positively impact gross margin:
•	More direct sourcing of products from Asia;
•	Lower transportation expenses;
•	Product cost deflation on imported merchandise;
•	Reduced seasonal and fashion merchandise; and
•	Improvements in markdown controls from our new POS system enhancements.
We will begin to anniversary the benefits from lower fuel expense, product cost deflation and some of the system enhancements during the fourth quarter of fiscal 2010. However, we expect continued year-over-year rate improvement in the fourth quarter of fiscal 2010, due to our ongoing initiatives as well as the favorable comparison with markdowns taken in the fourth quarter of fiscal 2009 to sell through seasonal merchandise.
We continued to focus on controlling our expenses during the third quarter of fiscal 2010. As a percentage of sales, selling, general and administrative expenses (“SG&A”) improved by 190 basis points as compared to the same period of the prior year. We implemented more efficient work processes in our stores and distribution centers, which have lowered our expense structure and we are seeing the benefit of leverage from our sales growth.
An important factor in both our recent performance and our future growth is the ongoing revitalization of our store portfolio. We opened four new stores during the third quarter of fiscal 2010, resulting in a total of 19 stores opened during the first nine months of fiscal 2010. We also completed 13 remodels and 85 store optimization projects in the third quarter of fiscal 2010. We are on schedule to open 20 new stores, complete 30 store remodels and over 180 store optimization projects during fiscal 2010.
As a result of these improvements across our key operating metrics, earnings per diluted share increased to $0.90 during the third quarter of fiscal 2010 compared to $0.40 in the same period of the prior year.

Recent Developments and Business Update
Outlook for Fiscal 2010
On November 5, 2009, we updated our same-store sales and earnings per diluted share expectations for fiscal 2010. We are updating other key assumptions for the full year. Based upon year-to-date results and our operating assumptions for the remainder of the year our expectations for fiscal 2010 include:
•	Same-store sales increase of approximately 2.3% to 2.7% for the year;
•	Gross margin rate improvement for the year greater than our trend for the first nine months of the year;
•	SG&A, as a percentage of net sales, improvement for the year, but less than our trend for the first nine months of the year;
•	Capital expenditures, net of landlord allowances, for the full year of approximately $30 million;
•	Earnings per diluted share in the range of $1.95 to $2.05 for the year (excluding any gains on debt purchases);
•	Free cash flow in the range of $88 to $91 million for the year (free cash flow defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures);
•	Weighted-average diluted share count of approximately 26.5 million shares for the year.
Due to our strong financial position and the favorable leasing environment, we will increase our store activity during fiscal year 2011. We expect to open approximately 30 new stores, including several small stores averaging 15,000 square feet in small markets where Wal-Mart has exited the fabric business. We will also increase our store remodeling activity during fiscal 2011. We currently expect to remodel at least 40 stores next year, including downsizing a few of our over-sized large format stores.
Results of Operations
The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct 31,	Nov 1,	Oct 31,	Nov 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	51.0%	49.0%	49.6%	47.7%
Selling, general and administrative expenses	39.7%	41.6%	42.2%	43.3%
Store pre-opening and closing costs	0.4%	1.0%	0.6%	0.8%
Depreciation and amortization	2.7%	2.8%	3.0%	3.0%

Operating profit	8.2%	3.6%	3.8%	0.6%

Net Sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,	Percentage	October 31,	November 1,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Consolidated net sales	$509.1	$480.1	6.0%	$1,388.5	$1,329.2	4.5%
Increase from prior year	$29.0			$59.3
Same-store sales percentage change	4.3%	(1.5)%		2.5%	1.9%
Comparison of the Thirteen Weeks Ended October 31, 2009 to November 1, 2008
Overall, consolidated net sales increased for the third quarter of fiscal 2010. Same-store sales increased 4.3 percent compared with a same-store sales decease of 1.5 percent for the third quarter of fiscal 2009. The improvement in same-store sales was driven by a 4.9 percent increase in customer transactions, partially offset by a 0.6 percent decrease in average ticket as compared to the third quarter of fiscal 2009. The increase in customer transactions is primarily due to the performance of new products, modifications we made to our marketing content to deliver a stronger value message, benefits of our store remodeling and optimization efforts and competitive withdrawals in the sewing business. Our total store count of 758 at the end of the third quarter of fiscal 2010 was down ten stores compared to the same period in fiscal 2009; however, total store square footage increased from 16.0 million square feet at the end of third quarter fiscal 2009 to 16.1 million square feet at the end of third quarter fiscal 2010. In total, we opened four new stores and closed four stores during the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009 when we opened 12 new stores and closed 12 stores.
On a category basis, our sewing businesses represented 55 percent of our fiscal 2010 third quarter net sales volume and increased 8.1 percent on a same-store sales basis over the third quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories.
Our non-sewing businesses represented 45 percent of our fiscal 2010 third quarter net sales volume and increased approximately 0.1 percent on a same-store sales basis over the third quarter of the prior year. Growth in our core craft merchandise categories was offset by continued weakness in seasonal and custom framing merchandise categories.
Comparison of the Thirty-Nine Weeks Ended October 31, 2009 to November 1, 2008
Overall, consolidated net sales increased for the first nine months of fiscal 2010. Same-store sales increased 2.5 percent compared with a same-store sales increase of 1.9 percent for the first nine months of fiscal 2009. The improvement in same-store sales was driven by a 4.1 percent increase in customer transactions, partially offset by a 1.6 percent decrease in average ticket as compared to the first nine months of fiscal 2009. The increase in customer transactions is primarily due to the performance of new products, continued benefits from modifications we made to our marketing content to deliver a stronger value message, benefits of our store remodeling and optimization efforts and competitive withdrawals in the sewing business. In total, we opened 19 new stores and closed 25 stores during the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009 when we opened 15 new stores and closed 21 stores.
On a category basis, our sewing businesses represented 53 percent of the first nine months of fiscal 2010 net sales volume and increased 5.4 percent on a same-store sales basis over the first nine months of the prior year. Similar to our results for the third quarter of fiscal 2010, we continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting and sewing notions, for the first nine months of fiscal 2010.

Our non-sewing businesses represented 47 percent of our fiscal 2010 first nine months net sales volume and decreased approximately 0.8 percent on a same-store sales basis over the first nine months of the prior year. The decrease was primarily due to declines in seasonal categories and custom framing.
Sales by Segment:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,	Percentage	October 31,	November 1,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Large-format stores
Net sales	$272.0	$250.2	8.7%	$747.1	$695.8	7.4%
Increase from prior year	$21.8			$51.3
Same-store sales percentage change	2.3%	(3.8)%		0.7%	0.3%

Small-format stores
Net sales	$228.5	$221.8	3.0%	$615.8	$610.0	1.0%
Increase from prior year	$6.7			$5.8
Same-store sales percentage change	6.7%	1.2%		4.7%	3.7%

Other
Net sales	$8.6	$8.1	6.2%	$25.6	$23.4	9.4%
Increase from prior year	$0.5			$2.2
Comparison of the Thirteen Weeks Ended October 31, 2009 to November 1, 2008
Sales for large-format stores increased for the third quarter of fiscal 2010 primarily due to the net increase in the number of new stores. The number of large-format stores in operation increased to 228 at the end of the third quarter of fiscal 2010 from 208 at the end of the same quarter of fiscal 2009. Large-format stores accounted for approximately 53.4 percent of total third quarter net sales in fiscal 2010 as compared to 52.1 percent for the same period in the prior year.
Same-store sales for large-format stores increased 2.3 percent for the quarter, versus a same-store sales decrease of 3.8 percent in the third quarter last year. The increase in same-store sales was primarily due to a 4.3 percent increase in customer transactions during the third quarter of fiscal 2010 as compared to the same quarter last year. The increase in same-store sales was slightly offset by a decrease in average ticket of approximately 2.0 percent as compared to the third quarter of fiscal 2009. As compared to small-format stores, large-format stores have a greater mix of seasonal product and higher ticket items, which had weak performance during the quarter.
Sales for small-format stores increased for the third quarter of fiscal 2010 due to an increase in same-store sales. The number of small-format stores in operation decreased to 530 at the end of the third quarter of fiscal 2010 compared with 560 at the end of the same quarter last year. Small-format stores accounted for approximately 44.9 percent of total third quarter net sales in fiscal 2010 as compared to 46.2 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 6.7 percent compared with a same-store sales increase of 1.2 percent for the third quarter of fiscal 2009. The increase in same-store sales was primarily due to a 5.5 percent increase in customer transactions, coupled with a 1.2 percent increase in average ticket as compared to the third quarter of fiscal 2009. We continue to see the ongoing benefit from our store remodels, store optimizations and competitive changes in the sewing business in our small-format stores.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 1.7 percent of third quarter net sales both in fiscal 2010 and the same period in the prior year.

Comparison of the Thirty-Nine Weeks Ended October 31, 2009 to November 1, 2008
Sales for large-format stores increased for the first nine months of fiscal 2010 primarily due to the net increase in the number of new stores. Large-format stores accounted for approximately 53.8 percent of total first nine months net sales in fiscal 2010 as compared to 52.3 percent for the same period in the prior year.
Same-store sales for large-format stores increased 0.7 percent for the first nine months, versus a same-store sales increase of 0.3 percent in the first nine months of last year. Customer transactions for large-format stores increased by approximately 3.4 percent, while average ticket decreased by approximately 2.7 percent, as compared to the first nine months of fiscal 2009. Large-format stores have a greater mix of seasonal product and higher ticket items, which had weak performance during the first nine months of the year.
Sales for small-format stores increased for the first nine months of fiscal 2010 due to the increase in same-store sales. Small-format stores accounted for approximately 44.4 percent of total first nine months net sales in fiscal 2010 as compared to 45.9 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 4.7 percent compared with a same-store sales increase of 3.7 percent for the first nine months of fiscal 2009. The increase in same-store sales was primarily due to a 4.8 percent increase in customer transactions, slightly offset by a 0.1 percent decrease in average ticket as compared to the first nine months of fiscal 2009. We continue to see the ongoing benefit from our store remodels, store optimizations and competitive changes in the sewing business in our small-format stores.
Internet sales through Joann.com accounted for 1.8 percent of first nine months net sales in both fiscal 2010 and for the same period in the prior year.
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

Gross Margin:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,	Percentage	October 31,	November 1,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Gross margin	$259.8	$235.3	10.4%	$689.3	$633.9	8.7%
Increase from prior year	$24.5			$55.4
Percentage of consolidated net sales	51.0%	49.0%		49.6%	47.7%
As a percent of net sales, gross margin increased 200 basis points to 51.0 percent for the third quarter of fiscal 2010 compared with 49.0 percent for the same quarter last year. The improvement in our gross margin rate primarily was due to reduced product costs from global sourcing initiatives, reduced freight costs and lower clearance levels as compared to the same period of fiscal 2009.
As a percent of net sales, gross margin increased 190 basis points to 49.6 percent for the first nine months of fiscal 2010 compared with 47.7 percent for the same period last year. As experienced during the third quarter of fiscal 2010, the improvement in the gross margin rate for the first nine months of fiscal 2010 primarily was due to reduced product costs from global sourcing, reduced freight costs and lower clearance levels as compared to the same period of fiscal 2009.
We expect continued year-over-year rate improvement in the fourth quarter of fiscal 2010 due to our ongoing initiatives as well as the favorable comparison with markdowns taken in the fourth quarter of fiscal 2009 to sell through seasonal merchandise.
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
Selling, General and Administrative Expenses:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,	Percentage	October 31,	November 1,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
SG&A	$202.0	$199.5	1.3%	$585.7	$575.6	1.8%
Increase from prior year	$2.5			$10.1
Percentage of consolidated net sales	39.7%	41.6%		42.2%	43.3%
Distribution costs included within SG&A amounted to $12.8 million and $15.1 million for the third quarter of fiscal 2010 and 2009, respectively. Store occupancy costs included within SG&A amounted to $46.7 million and $45.8 million for the third quarter of fiscal 2010 and 2009, respectively.
For the third quarter of fiscal 2010, SG&A expense, as a percentage of net sales, improved by 190 basis points to 39.7 percent compared with 41.6 percent of net sales in the third quarter last year. For the first nine months of fiscal 2010, SG&A expense, as a percentage of net sales, improved by 110 basis points to 42.2 percent compared with 43.3 percent of net sales in the first nine months of last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 1.8 percent during the first nine months of fiscal 2010, while, for the same period, net sales increased by 4.5 percent as compared to the first nine months of fiscal 2009.

For the fourth quarter of fiscal 2010, we do not expect the same level of SG&A rate improvement that we experienced in the first nine months as we begin to anniversary improvements that we have seen in store payroll and distribution center costs. In addition, we did not incur any incentive compensation expense during the fourth quarter of fiscal 2009. Based on our performance during the first nine months of fiscal 2010 as well as our current full-year outlook, we have incurred incentive compensation expense during the first nine months of fiscal 2010 and expect to incur incentive compensation expense in the fourth quarter of the current fiscal year.
Distribution costs included within SG&A amounted to $36.6 million and $41.1 million for the first nine months of fiscal 2010 and 2009, respectively. Store occupancy costs included within SG&A amounted to $139.7 million and $135.3 million for the first nine months of fiscal 2010 and 2009, respectively.
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
Store pre-opening and closing costs decreased $2.5 million during the third quarter of fiscal 2010 to $2.2 million, compared with $4.7 million in the third quarter of last year. Pre-opening costs decreased $1.3 million during the third quarter of fiscal 2010 to $1.4 million. During the third quarter of fiscal 2010 we opened three large-format stores and one small-format store, whereas in the third quarter of the prior year we opened six large-format stores and six small-format stores.
Store closing costs decreased $1.2 million during the third quarter of fiscal 2010 to $0.8 million. During the third quarter of fiscal 2010 we closed one large-format store and three small-format stores as compared to the third quarter of fiscal 2009 when we closed 12 small-format stores.
Store pre-opening and closing costs decreased $1.4 million during the first nine months of fiscal 2010 to $8.6 million, compared with $10.0 million in the first nine months of last year. Pre-opening costs decreased $1.7 million during the first nine months of fiscal 2010 to $4.5 million primarily due to timing of expenditures. During the first nine months of fiscal 2010 we opened 15 large-format stores and four small-format stores, whereas in the first nine months of the prior year we opened nine large-format stores and six small-format stores.
Store closing costs increased $0.3 million during the first nine months of fiscal 2010 to $4.1 million. During the first nine months of fiscal 2010 we closed two large-format stores and 23 small-format stores as compared to the first nine months of fiscal 2009 when we closed two large-format stores and 19 small-format stores.
Depreciation and amortization. Depreciation and amortization expense increased $0.3 million to $14.1 million in the third quarter of fiscal 2010. The increase primarily is due to incremental depreciation associated with fiscal 2009 and 2010 expenditures related to technology as well as spending on new stores and remodels.
Depreciation and amortization expense increased $1.9 million to $42.0 million in the first nine months of fiscal 2010. The increase primarily is due to incremental depreciation associated with fiscal 2009 and 2010 expenditures related to technology as well as spending on new stores and remodels.

Operating Profit (Loss):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,	Percentage	October 31,	November 1,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Operating profit	$41.5	$17.3	139.9%	$53.0	$8.2	546.3%
Increase from prior year	$24.2			$44.8
Operating profit for the third quarter and first nine months of fiscal 2010 increased primarily due to the improvement in gross margin combined with our continued efforts to control expenses.
Operating Profit (Loss) by Segment:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 31,	November 1,	Percentage	October 31,	November 1,	Percentage
(Dollars in millions)	2009	2008	Change	2009	2008	Change
Large-format stores
Operating profit	$37.2	$21.2	75.5%	$73.2	$42.8	71.0%
Increase from prior year	$16.0			$30.4

Small-format stores
Operating profit	$40.5	$25.9	56.4%	$83.5	$62.5	33.6%
Increase from prior year	$14.6			$21.0

Other
Operating loss	$(36.2)	$(29.8)	21.5%	$(103.7)	$(97.1)	6.8%
Increase from prior year	$(6.4)			$(6.6)
Comparison of the Thirteen Weeks Ended October 31, 2009 to November 1, 2008
The improvement in large-format store operating profit was driven primarily by the $21.8 million increase in store sales volume, which was due primarily to the net increase in the number of new stores, combined with improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 6.7 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business. The increase in operating loss during the third quarter of fiscal 2010 of our “other” segment is due primarily to an increase in incentive compensation expense based on our current year performance outlook.
Comparison of the Thirty-Nine Weeks Ended October 31, 2009 to November 1, 2008
The improvement in large-format store operating profit was driven primarily by the $51.3 million increase in store sales volume, which was due to the net increase in the number of new stores, combined with improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 4.7 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2010, combined with improvement in gross margin and our continued efforts to control expenses.

The increase in operating loss during the first nine months of fiscal 2010 of our “other” segment is due primarily to an increase in incentive compensation expense based on our current year performance outlook.
Gain on purchase of senior subordinated notes. In the third quarter of fiscal 2010, we recorded a pre-tax gain of $0.1 million as a result of the purchase of $3.0 million of our 7.5 percent senior subordinated notes at an average of 98 percent of par, net of the related write-off of applicable deferred financing costs.
In the first nine months of fiscal 2010, we recorded a pre-tax gain of $1.3 million as a result of the purchase of $18.5 million of our 7.5 percent senior subordinated notes at an average of 92 percent of par, net of the related write-off of applicable deferred financing costs.
In the third quarter of fiscal 2009, we recorded a pre-tax gain of $2.1 million as a result of the purchase of $20.4 million of our 7.5 percent senior subordinated notes at an average of 88 percent of par, net of the related write-off of applicable deferred financing costs.
Interest expense. Interest expense for the third quarter of fiscal 2010 decreased $1.0 million to $1.6 million. The decrease is attributable to lower average debt levels. Our average debt levels were $49 million in the third quarter of fiscal 2010 versus $117 million in the same period of the prior year.
Interest expense for the first nine months of fiscal 2010 decreased $2.5 million to $4.7 million. The decrease is attributable to lower average debt levels. Our average debt levels were $51 million in the first nine months of fiscal 2010 versus $106 million in the same period of the prior year.
Income taxes. Our effective income tax rates for the third quarters of fiscal 2010 and fiscal 2009 were approximately 39.8 percent and 39.3 percent, respectively. Our effective income tax rates for the first nine months of fiscal 2010 and fiscal 2009 were approximately 40.5 percent and 51.6 percent, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
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

The following table provides cash flow related information for the first nine months of fiscal 2010 and fiscal 2009:

Dollars in millions	2010	2009

Net cash provided by operating activities	$54.4	$34.9
Cash used for investing activities	(26.1)	(55.1)
Net cash (used for) provided by financing activities	(11.2)	19.6

Net increase (decrease) in cash and cash equivalents	$17.1	$(0.6)

Ending cash and cash equivalents	$97.7	$24.8

Net cash provided by operating activities
Net cash provided by operations increased by $19.5 million to $54.4 million in the first nine months of fiscal 2010, compared with $34.9 million in the first nine months of fiscal 2009. The year-over-year increase in cash provided by operations primarily was attributable to a $28.0 million increase in net income for the first nine months of fiscal 2010 as compared to the same period last year. Inventories increased $56.0 million in the first nine months of fiscal 2010, compared with a $50.1 million increase in the first nine months of fiscal 2009. Comparing inventory levels as of the end of the first nine months of fiscal years 2010 and 2009, inventories decreased $36.9 million, or 7.1 percent, year-over-year. Basic inventories are relatively flat versus the third quarter of fiscal 2009 with most of the reductions occurring in our fashion and seasonal inventories.
Cash used for investing activities
Cash used for investing activities totaled $26.1 million in the first nine months of fiscal 2010, compared with $55.1 million in the first nine months of fiscal 2009, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirty-Nine Weeks Ended
	October 31,	November 1,
Dollars in millions	2009	2008

Cash	$17.0	$49.0
Cash – landlord reimbursed	9.1	6.1

Total	$26.1	$55.1

During the first nine months of fiscal 2010, we remodeled 26 stores, five of which were reclassified as a large-format store as a result of the remodel, as compared to the first nine months of fiscal 2009 when we remodeled 28 stores, five of which were reclassified as large-format stores as a result of the remodel. We opened 15 large-format stores and four small-format stores in the first nine months of fiscal 2010 as compared to the first nine months of the prior year when we opened nine large-format stores and six small-format stores. While store activity has increased during the first nine months of fiscal 2010, the costs incurred have decreased due primarily to timing of expenditures and savings due to our continued efforts to control expenses. Investment in information technology projects and store related expenditures, including store remodels, represented the majority of the capital spending during the first nine months of fiscal 2010.

Net cash (used for) provided by financing activities
Net cash used for financing activities was $11.2 million during the first nine months of fiscal 2010, compared with net cash provided by financing activities of $19.6 million during the same period in fiscal 2009. Long-term debt at the end of the first nine months of fiscal 2010 was $47.5 million and consisted solely of our 7.5 percent senior subordinated notes. Debt levels decreased $18.5 million during the first nine months of fiscal 2010, compared with a $12.7 million increase in debt levels in the first nine months of the prior year. During the first nine months of fiscal 2010, we purchased $18.5 million in face value of our notes at an average of 92 percent of par. We recorded a pre-tax gain of $1.3 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. During the third quarter of fiscal 2009, we purchased $20.4 million in face value of our notes at an average of 88 percent of par. We recorded a pre-tax gain of $2.1 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.
Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2009, our long-term unsecured debt was rated “B3” by Moody’s Investor Services and “CCC+” by Standard & Poor’s. Moody’s rated our outlook as stable while Standard & Poor’s rated our outlook as positive. In May 2009, Standard and Poor’s raised our rating from “CCC+” to “B-” with a stable outlook. The change in ratings by Standard and Poor’s reflects its view that our operating results have improved and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In September 2009, Moody’s raised our rating on our long-term unsecured debt from “B3” to “B2” with a stable outlook. Moody’s attributes the change in ratings to the material improvement in our financial profile, operating performance and our ability to continue to generate positive free cash flow. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.
As of October 31, 2009, we had the ability to borrow $282 million under our credit facility, subject to the borrowing base calculation. Our debt-to-capitalization ratio was 8.4 percent at October 31, 2009, 12.1 percent at January 31, 2009 and 19.8 percent at November 1, 2008.
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
Cautionary Statement Concerning Forward-Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” of our fiscal 2009 Annual Report on Form 10-K, as updated herein, as well as changes in general economic conditions, the current financial crisis, the difficulty of predicting the behavior of our customers and the performance of our business during the current economic downturn, natural disasters and geo-political events, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, our dependence on suppliers, seasonality, disruptions to the transportation system or increases in transportation costs, energy costs, our ability to recruit and retain highly qualified personnel, our ability to manage our inventory, our ability to effectively manage our distribution network, disruptions to our information systems, our indebtedness and limits on obtaining additional financing, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, failure to successfully implement the store growth strategy, changes in accounting standards and effective tax rates, inadequacy of our insurance coverage, volatility of our stock price, damage to our reputation, and other factors, including other factors discussed elsewhere in this report. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of October 31, 2009 has not changed significantly since January 31, 2009. Information regarding our financial instruments and market risk as of January 31, 2009 is disclosed in our fiscal 2009 Annual Report on Form 10-K.
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

In connection with the preparation of this Quarterly Report on Form 10-Q as of October 31, 2009, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On July 21, 2008 a purported wage and hour class action was filed against the company in Superior Court of the State of California, County of Los Angeles captioned Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. In the complaint, as amended, six former company employees, individually and on behalf of the purported class members, alleged that certain current and former California store team leaders employed by the company since July 21, 2004 were classified improperly as exempt employees (and thus not paid for overtime work), and that current and former hourly employees employed by the company’s California stores since July 21, 2004 missed rest and meal breaks for which they were not properly compensated and at times worked off the clock without compensation. The amended complaint alleged other violations of California law arising from the alleged wage and hour violations. The amended complaint sought substantial monetary damages, injunctive relief and attorney’s fees. On May 19, 2009 the court certified this matter to proceed as a class action. In September 2009, an agreement in principle, which has been executed by the company, was negotiated with counsel for the plaintiff. In November 2009, the court granted preliminary approval of the negotiated settlement. The negotiated settlement provides for the payment by the company of up to $5.0 million, depending on the number of claims that are filed by the purported class members. As of the end of the quarterly period ended October 31, 2009, the company has fully reserved for the total amount expected to be incurred by the company in connection with this litigation and the negotiated settlement.
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
August 2 – 29, 2009	3,535	$23.35	1,199,720	950,280
August 30 – October 3, 2009	8,164	$27.48	1,207,884	942,116
October 4 – October 31, 2009	232	$27.94	1,208,116	941,884

Total	11,931	$26.27	1,208,116	941,884

In December 1998, our Board of Directors authorized a discretionary program that allowed us to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees related to the vesting of restricted shares that were provided to us to satisfy minimum statutory tax withholding requirements.
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

JO-ANN STORES, INC.
DATE: December 8, 2009	/s/ Darrell Webb
Darrell Webb
President and Chief Executive Officer

/s/ James Kerr
James Kerr
Executive Vice President and Chief Financial Officer