Form 10-K
period 2010-01-30
JO-ANN STORES INC
filed 2010-04-15
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended January 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of August 1, 2009 was $570.6 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of the registrant’s Common Shares outstanding, as of April 1, 2010, was 27,311,007.

Documents incorporated by reference: Portions of the following documents are incorporated by reference:

Proxy Statement for 2010 Annual Meeting of Shareholders — Items 10, 11, 12, 13 and 14 of Part III.

PART I

Except as otherwise stated, the information contained in this report is given as of January 30, 2010, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann Fabric and Craft Stores,” “Joann.com,” “Registrant,” “company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2010 refers to the period ended January 30, 2010). Fiscal years consist of 52 weeks, unless noted otherwise.

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

As of January 30, 2010, we operated 746 stores in 48 states (518 small-format stores and 228 large-format stores). Our small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 14,700 square feet and generated average net sales per store of approximately $1.7 million in fiscal 2010. We opened five small-format stores in fiscal 2010. Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also generally offer custom framing and educational programs that our small-format stores do not. They average approximately 36,500 square feet and generated average net sales per store of approximately $4.7 million in fiscal 2010. We opened 15 large-format stores in fiscal 2010.

We provide a one-stop shopping experience for craft and sewing projects under one roof, with employees who are encouraged to advise customers in creating and completing creative projects. Many of our store level employees are sewing and/or crafting enthusiasts, which we believe enables them to provide exceptional customer service. We believe our focus on service contributes to a high proportion of repeat business from our customers.

We believe that our large-format stores are uniquely designed to offer a destination location for our customers. We offer approximately 70,000 stock-keeping units (“SKUs”) across two broad product categories: sewing and non-sewing merchandise. We manage our vast product selection with SAP Retail systems. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational improvements and streamline operations. During fiscal 2010, we completed an implementation of the JDA Demand & Fulfillment system, enhancing our merchandise management portfolio of merchandise planning, space planning and product replenishment.

Our industry is highly fragmented and is served by multi-store fabric retailers, arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order and Internet vendors and a variety of other retailers. The Craft & Hobby Association estimates that the craft and hobby industry sales in the United States are approximately $30 billion annually.

We believe stability in our sales and our industry is partially a function of recession-resistant characteristics. For example, according to a 2009 study conducted by the Craft & Hobby Association, approximately 56 percent of all U.S. households participated in crafts and hobbies, flat compared to the prior year. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2010 was $23 in our large-format stores and $19 in our small-format stores.

Business Strategy

The following core objectives serve as the foundation of our operational and merchandising initiatives:

•	Improve the customer shopping experience. We are committed to improving the customer shopping experience by removing excess inventory and clutter from our stores, raising expectations for store cleanliness, improving our in-stock availability of basic merchandise and improving our customer service.

•	Enhance our marketing and merchandising offers. We will drive sales growth by enhancing our marketing and merchandising offers. Marketing enhancements include changes in the appearance, content and distribution of our advertising. We will continue to consider new vendor programs. We will continue to improve our plan-o-gram processes in order to offer compelling and fresh product assortments that inspire customers. We will continue to make tighter buys on fashion and seasonal items for faster turns and improved margins.

•	Refine our store development programs. We will continue to refine our new store programs in order to generate better performance from new stores. In addition, we will continue to refine our remodel programs in order to generate better performance from our small-format stores and older large-format stores.

We have completed the following operational and merchandising initiatives, which were developed from our core objectives:

•	Implementation of technology.

•	During fiscal 2009, we completed the implementation of a new point-of-sale and store systems SAP Retail package, including new human resources and workforce management applications. The new package has provided additional functionality for managing markdowns, the ability to offer new promotional capabilities to enhance margins and payroll efficiencies.

•	During fiscal 2010, we completed an implementation of the JDA Demand & Fulfillment system, enhancing our merchandise management portfolio of merchandise planning, space planning and product replenishment.

•	Continued integration of our Joann.com Internet business. Fiscal 2009 represented our first full year of operations for Joann.com. During fiscal 2010, we improved and enhanced the integration of our Internet business. We expect that full integration of our Internet business will achieve stronger synergies with our retail stores and provide an additional outlet for marketing opportunities.

•	Store remodel and optimization programs. During fiscal 2009, we re-merchandised approximately 200 of our small-format stores, over and above those we had scheduled for remodels during that year. Our store remodel and optimization programs continued to generate incremental sales. During fiscal 2010, we re-merchandised approximately 180 additional small-format stores. Our core sewing and craft business delivered positive same-store sales, even as the economy was deteriorating during fiscal 2009 and into fiscal 2010.

Our current operating priorities also stem from the above objectives:

•	Accelerate new store growth and remodel projects. During fiscal 2010, we opened 20 stores and remodeled 30 stores. We will increase our new store openings to at least 30 during fiscal 2011. We then expect to increase the number of new store openings by at least 10 stores per year over each of the following four years, for a compounded annual growth rate for retail square footage of about 2.5 percent over the five-year period between fiscal 2011 and 2015. We also plan to increase remodel activity in a similar fashion. We will complete at least 40 remodels during fiscal 2011, plus an incremental 10 projects per year over the following four years. This new store and remodel program will result in

95 percent of our store portfolio as either new or remodeled within the past 10 years by the time we complete fiscal 2015.

•	Drive same-store sales. We intend to achieve this priority by:

•	Rolling out several dynamic new product assortments and merchandising programs;

•	Enhancing in-store presentations;

•	Providing new branded quilt fabrics;

•	Regionalizing fabric assortments;

•	Performing strategic targeted marketing programs; and

•	Focusing on in-store education and demonstrations.

•	Margin expansion. We continue to believe margin expansion provides a significant opportunity to improve financial results. During fiscal 2010, we achieved margin expansion primarily due to the following:

•	Increased the percentage of products that we source directly from Asia;

•	Product cost deflation on products sourced from Asia;

•	Decreased freight expense as a result of lower oil prices, reducing our cost of sourcing products both globally and domestically;

•	Purchased significantly less fashion and seasonal merchandise in fiscal 2010, reducing our exposure to promotional and clearance markdowns; and

•	Benefited from a full-year impact of the new store systems that we rolled-out during fiscal 2009.

During fiscal 2011, we expect further improvements in margin due to continued expansion of direct sourcing of product from overseas and the realization of benefits from operating for a full year on the JDA Demand & Fulfillment system.

•	Enhance management training. We have developed a new management training program and will continue to expand the program to enhance the skills of our store management teams. We will implement a new performance management system that provides on-line access to performance reviews, compensation management and succession planning. In addition, we will introduce a mystery shopper program to provide independent feedback on store conditions and service, so we can react quickly to address areas of opportunity.

•	Enhance technology. Projects for fiscal 2011 will focus on rationalizing hardware infrastructure to reduce information technology operating costs. We will update our distribution center hardware and further enhance our point-of-sale and labor management applications.

Product Selection

The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Principal product lines:
Sewing	52%	51%	50%
Non-sewing	48%	49%	50%

Total	100%	100%	100%

Sewing

We offer a broad and comprehensive assortment of fabrics and sewing accessories in both our small-format and large-format stores. These fabrics are merchandised by end use and are sourced from throughout the world to offer our customers a combination of unique design, fashion forward trends and value. Our stores are organized in the following categories for the convenience of the sewer:

•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashion forward look;

•	special occasion fabrics used to construct evening wear, bridal and special occasion outfits;

•	craft fabrics used primarily in the construction of quilts, craft and seasonal projects for the home;

•	juvenile designs for the construction of garments, as well as blankets and décor accessories;

•	fleece fabrics in both prints and solids used for the construction of sportswear, blankets and craft projects for the home;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons, as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers and sewing machines. Our high volume stores offer a wider selection of sewing machines through leased departments with third parties.

Non-sewing

We offer a broad assortment of non-sewing merchandise for the creative enthusiast. Our large-format stores offer the complete array of categories while our small-format stores, due to their smaller size, carry edited assortments of the best-selling items. We offer the following non-sewing selections in our large-format stores:

•	yarn and accessories, as well as needlecraft kits and supplies;

•	paper crafting components, such as albums, papers, stickers, stamps and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, food crafting and kids crafting;

•	fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and full service in-store custom framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made floral arrangements and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.

In addition to the basic categories described above, our stores regularly feature seasonal products, which fit with our core merchandising strategy. Our seasonal offerings span all product lines and include finished decorations, gifts and accessories that focus on holidays, as well as seasonal categories such as patio/garden.

During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season starts earlier than that of other retailers and generally runs from September through December. In fiscal 2010, approximately 56 percent of our net sales occurred in the third and fourth quarters, and approximately 30 percent occurred in the fourth quarter alone.

During fiscal 2010, sewing and non-sewing net sales represented 44 percent and 56 percent of total net sales for our large-format stores, respectively. Sewing and non-sewing net sales represented 62 percent and 38 percent of total net sales for our small-format stores for the same period, respectively.

Marketing

Our marketing efforts are key to the ongoing success and growth of our sales. Our primary focus is on acquiring and retaining customers through an integrated direct and mass marketing program.

We use our proprietary customer database to provide ongoing communication to our best customers through a robust direct mail and e-mail program. This allows us to efficiently and effectively reach our target market on a regular basis throughout the year. To drive customer acquisition, we supplement our direct mail advertising with weekly newspaper insert advertising, primarily in large-format store markets. Our direct mail and newspaper inserts showcase our sales events, feature numerous products offered at competitive prices, and provide inspiration by showcasing customers interacting with our products.

As we market the Jo-Ann Stores concept, we also focus on developing long-term relationships with our customers. These efforts include providing inspiration and building knowledge through in-store classes, demonstrations and projects.

Our grand opening program plays an integral role in the successful opening of each new store. We utilize our existing customer base to build awareness and excitement in each market around the opening of each new store. This is paired with newspaper inserts, in-store promotions and public relations efforts during the grand opening weekend to drive customer traffic. We continue to drive customer awareness and traffic following grand openings through ongoing advertising efforts in the market.

We also reach our customers through our Joann.com e-commerce business. The website was upgraded in the fourth quarter of fiscal 2010, resulting in significantly improved site stability and performance. As part of the upgrade initiative, the site was redesigned and re-launched with improved navigation, a more visually compelling design, and increased emphasis on inspiration through lifestyle imagery used to promote how products might be used.

The Jo-Ann online community was also upgraded and re-launched. The upgrade, which took place in the third quarter of fiscal 2010, addressed capacity issues, updated platform software and brought the look, feel and branding of the community into alignment with the e-commerce site. Like the e-commerce site’s re-launch, this community upgrade improved stability and performance for its community members, which grew from 40,000 members at the end of fiscal 2009 (having expanded from approximately 11,500 at the beginning of fiscal 2009) to just over 66,000 members by the closing of fiscal 2010.

Social networking is playing an increasingly significant role in marketing, public relations and customer relations for Jo-Ann. Facebook, which was originally utilized as an engagement tool to share inspiration, promote sales, and introduce new products, demonstrated added value during fiscal 2010 as a vehicle for responding to customers when traditional customer service relation channels were experiencing high volume. Facebook fans grew from just under 800 at the start of fiscal 2010 to nearly 15,000 fans by year-end.

Purchasing

We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2010, approximately 77 percent of our purchases were sourced domestically and 23 percent were sourced internationally. As a percent of purchases, our international sourcing decreased three percent from 26 percent in fiscal 2009, primarily due to our planned reduction in seasonal and fashion purchases during fiscal 2010. However, we continue to increase the amount of products we buy directly from factories in Asia, rather than purchasing through domestic agents and/or trading companies. Our domestic suppliers source internationally some of the products they sell to us. Although we have very few long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, our top supplier represents approximately three percent of our annual purchase volume and the top ten suppliers represent approximately 23 percent of our total annual purchase volume. We currently utilize approximately 605 merchandise suppliers, with the top 123 representing more than 80 percent of our purchasing volume.

Logistics

We operate three distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our stores on a weekly basis. Based on purchase dollars, approximately 77 percent of the products in our stores are shipped through our distribution center network, with the remaining 23 percent of our purchases shipped directly from our suppliers to our stores. Approximately 45 percent of our store base is supplied from the Hudson distribution center, 28 percent from our Visalia distribution center and 27 percent from our Opelika distribution center.

We transport product from our distribution centers to our stores utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our stores using dedicated core carriers for approximately 95 percent of our store base. For the remainder of our chain, we transport product to the stores using less than truckload carriers or through a regional “hub” where product is cross-docked for local delivery. We do not own either the regional hub or the local delivery vehicles.

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

Our store team leaders typically are promoted from within our assistant manager ranks as a result of their high performance and completion of our internal management training program. Some of our store team leaders started as our customers. This continuity serves to solidify long-standing relationships between our stores and our customers. When a smaller store is closed due to a new larger store opened in the market, we generally retain its team members to staff the new store. Each store is under the supervision of a district team leader who reports to a regional vice president.

The following table shows our stores by type and state on January 30, 2010:

	Small-	Large-			Small-	Large-
	format	format	Total		format	format	Total

Alabama	1	1	2	Nebraska	4	—	4
Alaska	4	2	6	Nevada	2	3	5
Arizona	3	10	13	New Hampshire	8	—	8
Arkansas	1	—	1	New Jersey	11	1	12
California	59	22	81	New Mexico	6	—	6
Colorado	8	6	14	New York	27	9	36
Connecticut	5	5	10	North Carolina	6	1	7
Delaware	2	1	3	North Dakota	4	—	4
Florida	28	21	49	Ohio	34	18	52
Georgia	6	6	12	Oklahoma	4	—	4
Idaho	7	1	8	Oregon	20	4	24
Illinois	21	12	33	Pennsylvania	30	12	42
Indiana	18	8	26	Rhode Island	—	1	1
Iowa	10	—	10	South Carolina	2	—	2
Kansas	6	2	8	South Dakota	1	—	1
Kentucky	3	1	4	Tennessee	—	5	5
Louisiana	4	—	4	Texas	22	14	36
Maine	4	1	5	Utah	6	4	10
Maryland	11	5	16	Vermont	4	—	4
Massachusetts	22	1	23	Virginia	19	4	23
Michigan	20	21	41	Washington	17	11	28
Minnesota	14	6	20	West Virginia	5	—	5
Mississippi	1	—	1	Wisconsin	14	5	19

Missouri	8	3	11	Total	518	228	746

Montana	6	1	7

The following table reflects the number of stores opened, expanded or downsized and closed during each of the past five fiscal years (square footage in thousands):

Total Stores

					Total
Fiscal			In Operation at	Expanded	Square Footage
Year	Opened	Closed	Year-End	or Downsized	at Year-End

2006	44	(57)	838	—	16,198
2007	26	(63)	801	—	16,215
2008	6	(33)	774	1	15,932
2009	21	(31)	764	1	16,002
2010	20	(38)	746	1	15,943

Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2010, we opened 15 large-format stores with an average size of approximately 27,900 square feet. Our average net investment in a large-format store is approximately $1.2 million, which includes leasehold improvements, net of landlord allowances, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Five small-format stores were opened in fiscal 2010 with an average size of approximately 19,500 square feet. Our average net investment in a small-format store is approximately $0.8 million, which includes leasehold improvements, net of landlord allowances, furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.

During fiscal 2011, we expect to open approximately 30 new stores and close approximately 30 stores. We also plan to remodel at least 40 stores. As we accelerate our new store growth, we will focus on a smaller prototype store. The average size of our standard prototype will be approximately 22,000 square feet, with a small market or urban prototype of approximately 15,000 square feet. During fiscal 2011, the 30 new stores we expect to open will average 20,500 square feet, with 13 of the stores under 20,000 square feet.

Information Technology

Our point-of-sale registers and scanning devices record the sale of product at a SKU level at our stores. Those transactions are collected and transmitted to our host systems throughout the day and interface with both our financial and merchandising systems on a nightly basis. Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular SKUs, eliminate less profitable SKUs, analyze product margins and generate data for the purpose of evaluating our advertising and promotions.

We utilize handheld radio frequency devices for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. Our retail stores are equipped with broadband communication and central controllers, resulting in an enhanced customer checkout experience and a better platform to further automate internal store communications. Our in-store system allows us to provide better customer service by increasing the speed and accuracy of register checkout, enabling us to more rapidly restock merchandise and efficiently re-price sale items.

We operate our core financial, merchandise, human resource and retail processes on SAP Retail, complemented by point software solutions for key business processes. During fiscal 2010, we completed an implementation of the JDA Demand & Fulfillment system, enhancing our merchandise management portfolio of merchandise planning, space planning and product replenishment. We also completed a redesign and upgrade of our e-commerce technologies, improving stability and providing a platform for continued growth of our Joann.com business.

Status of Product or Line of Business

During fiscal 2010, there was no public announcement nor is there a public announcement anticipated about either a new product line or line of business involving the investment of a material portion of our assets.

Trademarks

We do business under trademarks for “Jo-Ann®,” “Joann.com®,” “Jo-Ann ETC®,” “Jo-Ann Fabrics®,” “Jo-Ann Fabric and Craft Stores®,” “Jo-Ann Fabrics & Crafts®,” “Jo-Ann Fabrics and Crafts®,” and “GoGreen Jo-Ann Fabric and Craft Stores®,” and we also own numerous trademarks relating to our private label products. We believe that our trademarks provide significant value to our business.

Seasonal Business

Our business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2010, approximately 56 percent of our net sales occurred in the third and fourth quarters, and approximately 30 percent occurred in the fourth quarter alone.

Customer Base

We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2010, no single store accounted for more than one percent of total net sales.

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

Research and Development

During the three fiscal years ended January 30, 2010, we have not incurred any material expense for research activities relating to the development of new products or services or the improvement of existing products or services.

Environmental Disclosure

We are not engaged in manufacturing. Accordingly, we do not believe that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will have a material adverse effect upon our capital expenditures, income or competitive position.

Employees

As of January 30, 2010, we had approximately 21,135 full and part-time employees, of whom 19,618 worked in our stores, 371 were employed in our Hudson, Ohio distribution center, 212 were employed in our Visalia, California distribution center, 182 were employed in our Opelika, Alabama distribution center and 752 were employed at our store support center in Hudson, Ohio. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers, primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees, since approximately 75 percent of our employees work part-time.

The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relationship with our employees and the union is good. Otherwise, none of our employees are unionized.

Foreign Operations and Export Sales

In fiscal 2010, we purchased approximately 23 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. We do not have material long-term contracts with any manufacturers.

Other Available Information

We make available, free of charge, on our website at www.Joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics (which also serves as the Code of Ethics for the Chief Executive Officer and Financial Officers), and will post any amendments or waivers thereto.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our Chief Executive Officer submitted to the NYSE his annual certification on July 6, 2009 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended January 30, 2010, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

Our business and financial performance is subject to various risks and uncertainties. In addition, we may, from time to time make written or oral forward-looking statements. These forward-looking statements are based on our current views and assumptions and, as a result, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

Natural disasters and geo-political events could adversely affect our business operations and financial performance

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados and earthquakes, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, could adversely affect our operations and financial performance. Such events could result in physical damage to or destruction or disruption of one or more of our properties (including our headquarters, distribution centers and stores), the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data and communications disruptions, the inability of our customers to shop in our stores and the inability to operate our e-commerce business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance and result in increased volatility of the market price for our common shares.

We may not be able to achieve the expected benefits from the implementation of marketing initiatives

Our marketing initiatives designed to drive sales growth include marketing enhancements such as changes in the appearance, content and distribution of our advertising, new vendor programs and improved plan-o-gram processes. Our goal is to further enhance our customer shopping experience by modifying our marketing content to deliver a stronger value message, enhancing our industry-leading education and in-store demonstration programs and expanding the product offering and functionality of the Joann.com website.

We may not be able to successfully execute our marketing initiatives to realize the intended benefits and growth prospects. Certain risks such as increased competition and economic factors may limit our ability to capitalize on business opportunities and expand our business. Our efforts to drive sales growth may not bring the intended result. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of our marketing initiatives may not be as anticipated.

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

Risks associated with our suppliers could adversely affect our operations and financial performance

Our business success is highly dependent on our ability to find qualified suppliers who can deliver products in a timely and efficient manner, and in compliance with our vendor standards and all applicable laws and regulations. Many of our suppliers are small companies with limited resources and lack of financial flexibility. Some of our suppliers are susceptible to cash flow issues, production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule and in compliance with regulatory requirements. We cannot assure that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective, not in compliance with regulatory requirements or in violation of third-party intellectual property rights. In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand. In addition, some of our suppliers may be unable to withstand a downturn in economic conditions. The inability of key suppliers to access financing, or their insolvency, could lead to their failure to deliver merchandise or services. If we are unable to procure products and services when needed, our sales and cash flows could be negatively impacted in future periods. Significant failures on the part of our key suppliers could have a material adverse effect on our operating results.

The significant product safety requirements arising under the U.S. Consumer Product Safety Improvement Act of 2008 and state product safety laws may represent a compliance challenge to some of our suppliers, could negatively impact the ability of such suppliers to deliver compliant products to us and thus negatively impact our business operations and performance. Delivery of non-compliant products could result in liability to our company; while we obtain indemnifications from our suppliers with respect to compliance issues, some suppliers might not have the financial resources to stand behind their indemnifications and we could also suffer damage to our reputation.

Our dependence on foreign suppliers subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations

We are heavily dependent on foreign suppliers. In fiscal 2010, we purchased approximately 23 percent of our products directly from manufacturers located in foreign countries (in particular, in China and other Asian countries). In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers.

Foreign sourcing subjects us to a number of risks, including long lead times; work stoppages; transportation delays and interruptions; product quality issues; employee rights issues; other social concerns; epidemics; political instability; economic disruptions; the imposition of tariffs, duties, quotas, import and export controls and other trade restrictions; changes in governmental policies; and other events. If any of these events occur, it could result in a material adverse effect on our business, financial condition, results of operations and prospects. In addition, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. All of our products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges, if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Our business depends on shopping center traffic

Our stores generally are located in strip shopping centers and “big box” shopping centers. Our sales are dependent in part on a high volume of shopping center traffic. Shopping center traffic may be adversely affected by, among other things, economic downturns, rising fuel costs, gasoline shortages, the closing of anchor stores, shopping center occupancy rates and mix, new shopping centers and other retail developments, or changes in customer shopping preferences. A decline in the popularity of shopping center shopping among our target customers could have a material adverse effect on customer traffic and reduce our sales and net earnings.

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

Disruption to the transportation system or increases in transportation costs may negatively impact our operating results

We rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and from our distribution centers to our stores, as well as for direct shipments from vendors to stores. Labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages, or transportation cost increases (such as increases in fuel costs or port fees) could adversely affect our business and operating results.

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

The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our stores. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. Although we believe that our receiving and distribution process is efficient and well-positioned to support our operating and strategic plans, we cannot assure that we have anticipated all issues or that events beyond our control, such as disruptions in operations due to natural disasters or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. Such delays could negatively impact our business.

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

Financing needs could restrict our operations

Our business is dependent on the availability of credit to fund working capital, capital expenditures, acquisitions and other general corporate requirements. We currently have in place a secured credit facility, which expires in September 2013. We believe that this financing is adequate to meet our foreseeable needs. If our financing needs were to increase, we might not be able to obtain such financing on acceptable terms, or at all, which could have a material adverse affect on our business.

Failure to comply with the restrictions placed on us by our lenders could have a material adverse effect on our business

Our secured credit facility agreement contains restrictive and financial covenants, which limit our ability to borrow money, make investments, or make payments on our capital stock, incur liens and take other actions. We currently are in compliance with all of these covenants and do not foresee any issues in continuing to comply with these covenants in the future. However, our ability to remain in compliance with these covenants and tests may be affected by unanticipated events or events beyond our control. If we fail to meet these tests or breach any of the covenants, the lenders under the secured credit facility could declare all amounts outstanding under the facility, including accrued interest, to be immediately due and payable.

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

We currently are certified as being in compliance with the Payment Card Industry Data Security Standard (“PCI DSS”), but must be recertified on a regular basis with the next recertification scheduled in August 2010 for our stores and Joann.com. A company processing, storing, or transmitting payment card data must be PCI DSS compliant or risk losing its ability to process credit card payments and being audited and/or fined. Failure to maintain our PCI certification could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations.

Failure to comply with various regulations, or increased litigation, may result in damage to our business

Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC and NYSE. Additional legal and regulatory requirements such as the Sarbanes-Oxley Act have increased the complexity of the regulatory environment. Also, various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. We are impacted, in particular, by the U.S. Consumer Product Safety Improvement Act of 2008, which includes new limitations on lead and phthalates and imposes product testing and certification requirements with respect to many of the products we sell, and state product safety laws and regulations. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims, employment-related claims, contractual disputes and allegations that we have infringed third-party intellectual property rights.

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

Inadequacy of our insurance coverage could have a material adverse effect on our company

We maintain third party insurance coverage against various liability risks and risks of property loss, as well directors and officers liability insurance coverage. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements. Significant uninsured liabilities could have a material adverse effect on our company.

Cash and cash equivalents held at financial institutions exceed federally insured limits

We have a significant amount of cash and cash equivalents (money market funds) at financial institutions that are in excess of federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

Our stock price is subject to significant volatility

Our stock price is affected by a number of factors, including quarterly variations in financial results; the competitive landscape; general economic and market conditions; estimates, projections and speculation by the investment community and press; and rating agency upgrades and downgrades. As a result, our stock price is subject to significant volatility.

Events harming our company’s reputation could have a material adverse effect on our business prospects, financial results and stock price

We are dependent on our reputation. Events that can damage our reputation include, but are not limited to, legal violations, actual or perceived ethical problems, product safety issues, actual or perceived poor employee relations, actual or perceived poor customer service, store appearance or operational issues, or events outside of our control which generate negative publicity with respect to our company. Any event that has the potential to negatively impact our reputation with customers, employees, suppliers, communities, governmental officials and others could have a materially adverse effect on our business prospects, financial results and stock price.

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

We lease and operate a 630,000 square foot distribution center located on an 80-acre site in Visalia, California. We also opened our third distribution center in April 2006. We own this 705,000 square foot facility and the 105-acre site that it is located on in Opelika, Alabama.

The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases and generally have initial terms of 5 to 15 years with renewal options for up to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During fiscal 2010, we incurred $182.2 million of rental expense, including common area maintenance, taxes and insurance for store locations. Despite closing 222 stores over the last five years, as of January 30, 2010, we were only paying rent on eight closed store locations for which we have been unable to reach an early lease termination settlement with the landlord or sublease the property.

As of January 30, 2010, the current terms of our store leases, assuming we exercise all lease renewal options, were as follows:

Number of
Fiscal Year Lease Terms Expire	Store Leases

Month-to-month	18
2011	65
2012	57
2013	59
2014	25
2015	28
Thereafter	516

Total	768

Item 3.	Legal Proceedings

We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4.	Reserved

Executive Officers of the Registrant

The following information is set forth pursuant to Item 401(b) of Regulation S-K.

Our executive officers are as follows:

Name	Age	Position

Darrell Webb	52	Chairman of the Board, President and Chief Executive Officer; effective as of January 31, 2010, Chairman of the Board and Chief Executive Officer
Travis Smith	37	Chief Operating Officer; effective as of January 31, 2010, President and Chief Operating Officer
Kenneth Haverkost	53	Executive Vice President, Store Operations
James Kerr	47	Executive Vice President, Chief Financial Officer

Darrell Webb has been our Chairman of the Board and Chief Executive Officer since July 2006. From July 2006 to January 30, 2010, Mr. Webb also served as our President. Previously, he was President of Fred Meyer Stores, a division of The Kroger Company, a large supermarket retailer, from 2002 until July 2006; and President of Kroger’s Quality Food Center Division from 1999 to 2002.

Travis Smith has been our President and Chief Operating Officer since January 31, 2010. Mr. Smith was our Chief Operating Officer from February 2009 to January 30, 2010. Prior to February 2009, Mr. Smith was our Executive Vice President, Merchandising and Marketing from July 2006 to January 2009. For eight years prior to assuming this role, Mr. Smith held merchandising and marketing positions of increasing responsibility with Fred Meyer Stores, a division of The Kroger Company. Immediately prior to joining us, Mr. Smith was Senior Vice President, General Merchandise of Fred Meyer Stores.

Kenneth Haverkost has been our Executive Vice President, Store Operations since October 2007. For the 22 years prior to assuming his current role, Mr. Haverkost held positions of increasing responsibility with Fred Meyer Stores, a division of The Kroger Company. Immediately prior to joining us, Mr. Haverkost was Senior Vice President and Director of Store Operations of Fred Meyer Stores.

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

Our common shares are traded on the NYSE under the ticker symbol “JAS.” As of April 1, 2010, there were 424 shareholders of record. The closing price of the shares on April 1, 2010 was $42.57.

The quarterly high and low closing stock prices for fiscal 2010 and 2009 are presented in the table below:

	Common Shares
	High	Low

Quarter Ended Fiscal 2010:
January 30, 2010	$38.14	$25.44
October 31, 2009	31.32	22.50
August 1, 2009	23.97	18.25
May 2, 2009	19.07	10.79
Quarter Ended Fiscal 2009:
January 31, 2009	$19.60	$10.31
November 1, 2008	27.00	14.20
August 2, 2008	24.95	18.25
May 3, 2008	19.91	12.22

We did not pay cash dividends on our common shares during fiscal 2010 and fiscal 2009. Our dividend policy has been to retain earnings for operations and reinvestment into our business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of business conditions and other considerations. Under our secured credit facility, cash dividends are allowed up to a maximum of $20 million annually as long as we maintain a certain level of excess availability as defined in our secured credit facility.

See Part III, Item 12 for information regarding our equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs

November 1 — 28, 2009	1,466	$32.93	1,209,582	940,418
November 29, 2009 — January 2, 2010	4,365	$32.33	1,213,947	936,053
January 3 — 30, 2010	—	—	1,213,947	936,053

Total	5,831	$32.48	1,213,947	936,053

In December 1998, our Board of Directors authorized a discretionary program that allowed us to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees in connection with the vesting of restricted shares that were provided to us to satisfy minimum statutory tax withholding requirements. During the first quarter of fiscal 2011 through April 9, 2010, we bought back 452,517 shares at an average price paid per share of $41.73.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly changes in total shareholder return on our common shares with the total return of the S&P Composite — 500 Stock Index, the S&P Specialty Stores Index and our peer group for the last five years. In each case, we assumed an initial investment of $100 on the market close on the last trading day before the beginning of the registrant’s fifth preceding fiscal year. Each subsequent date on the chart represents the last day of the indicated fiscal year. We did not pay any dividends during such five-year period. The S&P Specialty Stores Index is the same index that we used last year, which we titled “S&P 600 Specialty Stores Index” in our last Form 10-K. The peer group index consists of the following publicly held companies:

• A.C. Moore Arts & Crafts	• Men’s Warehouse
• Big 5 Sporting Goods	• Pep Boys — Manny, Moe & Jack
• Borders Group	• PetSmart
• Brown Shoe	• Pier 1 Imports
• Cabelas	• Stage Stores
• Charming Shoppes	• Ulta Salon Cosmetics & Fragrances
• Collective Brands (formerly Payless Shoesource)	• Williams-Sonoma
• Dick’s Sporting Goods	• Zale
• DSW

Item 6. Selected Financial Data

The following table presents our selected financial data for each of our five fiscal years ending January 30, 2010. The selected financial data for all fiscal years presented was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. We reclassified certain amounts in the financial statements for our four fiscal years ending January 31, 2009 to conform to the current year presentation.

Fiscal Year-Ended (a)
January 30,	January 31,	February 2,	February 3,	January 28,
2010	2009	2008	2007	2006
(Dollars in millions, except per share data)

Operating Results:
Net sales	$1,990.7	$1,901.1	$1,878.8	$1,850.6	$1,882.8
Total net sales percentage increase (decrease)	4.7%	1.2%	1.5%	(1.7)%	3.9%
Same-store sales percentage increase (decrease) (b)	3.1%	0.5%	3.5%	(5.9)%	(0.8)%
Gross margin	975.7	882.5	872.4	859.8	859.2
Selling, general and administrative expenses	793.6	775.3	774.8	790.5	774.0
Store pre-opening and closing costs	11.7	12.3	8.4	11.1	23.4
Depreciation and amortization	56.3	54.2	51.8	49.2	42.2
Goodwill impairment	—	—	—	—	27.1

Operating profit (loss)	114.1	40.7	37.4	9.0	(7.5)
Operating profit (loss) as a percent of net sales	5.7%	2.1%	2.0%	0.5%	(0.4)%
Gain on purchase of senior subordinated notes (c)	(1.3)	(4.2)	—	—	—
Interest expense	6.3	9.4	12.5	15.6	12.8
Income (loss) before cumulative effect of accounting change	66.6	21.9	15.4	(2.9)	(23.0)
Cumulative effect of change in accounting principle, net of tax (d)	—	—	—	1.0	—

Net income (loss)	$66.6	$21.9	$15.4	$(1.9)	$(23.0)
Net income (loss) as a percent of net sales	3.3%	1.2%	0.8%	(0.1)%	(1.2)%
Per Share Data:
Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$2.51	$0.86	$0.62	$(0.12)	$(1.01)
Cumulative effect of change in accounting principle	—	—	—	0.04	—

Net income (loss) — diluted	$2.51	$0.86	$0.62	$(0.08)	$(1.01)
Weighted average shares outstanding — diluted (000’s)	26,535	25,483	24,950	23,519	22,716

Financial Position:
Cash and cash equivalents	$217.1	$80.6	$25.4	$18.4	$17.9
Inventories	416.8	429.4	472.2	453.4	514.7
Inventory turnover	2.4	x	2.3	x	2.2	x	2.0	x	2.1	x
Current assets	686.1	563.8	547.8	543.8	605.8
Property, equipment and leasehold improvements, net	293.7	314.8	297.5	311.8	331.7
Total assets	1,000.4	899.7	869.4	866.3	946.8
Current liabilities (e)	327.2	248.0	228.7	225.5	242.6

Item 6.	Selected Financial Data (Continued)

	Fiscal Year-Ended (a)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
		(Dollars in millions, except per share data)

Long-term debt	—	66.0	100.0	125.3	203.7
Shareholders’ equity	565.6	477.7	440.0	409.8	399.4
Debt to total capitalization	7.7%	12.1%	18.5%	23.4%	33.8%
Debt to total capitalization, net of cash and cash equivalents	(42.8)%	(3.2)%	14.5%	20.7%	31.7%
Per Share Data:
Book value (f)	$21.57	$18.95	$17.97	$17.18	$17.09
Shares outstanding, net of treasury shares (000’s)	26,216	25,204	24,485	23,857	23,375
Other Financial Information:
Capital expenditures:
Cash	$29.2	$63.6	$28.6	$44.6	$118.9
Cash — landlord reimbursement (g)	10.5	11.1	9.1	13.5	23.9

Total capital expenditures	$39.7	$74.7	$37.7	$58.1	$142.8

Store Count:
Small-format stores	518	554	578	615	676
Large-format stores	228	210	196	186	162

Total	746	764	774	801	838

Store Square Footage (000’s) (h)
Small-format stores	7,619	8,141	8,477	9,034	9,810
Large-format stores	8,324	7,861	7,455	7,181	6,388

Total	15,943	16,002	15,932	16,215	16,198

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2007, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of a store, the net sales results from that store is excluded from the same-store sales calculation until the first day of the first month following the one-year anniversary of that store’s expansion or relocation. Further, in a 53-week year, net sales of the first 52 weeks are compared to the comparable 52 weeks of the prior period.

(c)	Gain on purchase of senior subordinated notes includes the gain, net of related write-off of applicable deferred financing costs, on the purchase of the company’s senior subordinated notes. See Note 6 — Financing, contained in the notes to consolidated financial statements.

(d)	Effective January 29, 2006, the company changed its measurement of stock-based compensation using the fair value method of accounting, resulting in a cumulative after-tax adjustment related to estimated forfeitures.

(e)	On March 1, 2010, the company redeemed all outstanding principal amount of its 7.5 percent senior subordinated notes of approximately $47.5 million at par early, which was announced on January 5, 2010. As such, the company has classified the senior subordinated notes as short-term as of January 30, 2010.

(f)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(g)	Capital expenditures reimbursed by the landlord represent the cost of assets acquired through the utilization of landlord lease incentives.

(h)	Total store square footage includes selling floor space and inventory storage areas.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. In addition, the financial information presented for years prior to fiscal 2010 has been reclassified for certain amounts to conform to the current year presentation.

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

We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:

•	Net sales. We closely monitor our net sales, including net sales from stores open one year or more (“same-store sales”), by our two store formats, small-format stores and large-format stores. Net sales in the aggregate and by store type are compared to previous periods to measure our overall sales growth, and same-store sales are compared to previous periods to determine whether existing stores are growing their sales volume. We also closely monitor average ticket value, both in total and by store format. Average ticket represents total sales divided by the total number of customer transactions. Customer transactions are impacted by the number of customers that shop in our stores. These indicators help to measure the effectiveness of our product assortments, promotions and service.

•	Gross margin. Our management uses gross margin to evaluate merchandising, marketing and operating effectiveness for the company. Merchandise selection and other future decisions such as pricing and promotional activity are, in part, based on gross margin performance.

•	Selling, general and administrative expense as a percent of sales. We monitor the leveraging of selling, general and administrative expense in relation to our sales in order to measure our effectiveness in managing expenses.

•	Inventory. We closely monitor our inventory investment, which is our single largest invested asset, and our inventory turnover rate. Due to the large investment in inventory, changes in inventory levels can have a significant impact on our liquidity. Also, inventory turnover is an indicator of how effectively we manage our inventory levels in relation to our sales.

•	Debt to total capitalization and excess credit availability. We monitor our debt balances and leverage as a percent of total capitalization. We also monitor current and projected excess availability, as defined under our senior bank credit facility, in order to ensure that adequate flexibility is available to execute our operating and strategic plans.

An overview of our fiscal 2010 performance compared with fiscal 2009 performance follows:

•	Net sales increased 4.7 percent to $1.991 billion. Same-store sales increased 3.1 percent versus a 0.5 percent same-store sales increase for the prior year. The increase in same-store sales primarily was driven by a 3.8 percent increase in customer transactions, our store remodel and optimization programs, more effective marketing and the benefit of competitive withdrawals in the sewing business.

•	Our gross margin rate, as a percentage of net sales, increased 260 basis points from 46.4 percent to 49.0 percent, primarily due to direct sourcing, product cost deflation on imports and new systems capabilities.

•	Our selling, general and administrative expenses (“SG&A”), as a percentage of net sales, excluding those expenses separately identified in the statement of operations, decreased 90 basis points from 40.8 percent during fiscal 2009 to 39.9 percent during fiscal 2010. The decrease is primarily due to expense leverage from the increase in sales as well as the result of our continued efforts to control expenses.

•	Inventory decreased by $12.6 million in fiscal 2010. Our inventory turnover improved from 2.3 turns for fiscal 2009 to 2.4 turns for fiscal 2010. The improvement is the result of our inventory initiatives to reduce seasonal and fashion merchandise, which have a higher promotional and clearance risk than our basic inventory categories.

•	Our debt to total capitalization ratio improved 440 basis points from 12.1 percent for fiscal 2009 to 7.7 percent for fiscal 2010. During the year, we purchased $18.5 million of our senior subordinated notes. As of fiscal 2010 year end, we had approximately $242.5 million of excess availability under our senior bank credit facility.

Executive Overview of Fiscal 2010

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(dollars in millions)

Net sales	$460.0	$419.4	$509.1	$602.2	$1,990.7
Same-store sales percent change	1.0%	1.8%	4.3%	4.4%	3.1%
Gross margin	$222.9	$206.6	$259.8	$286.4	$975.7
Gross margin percent	48.5%	49.3%	51.0%	47.6%	49.0%
Gross margin basis point change from prior year	210	170	200	410	260
Selling, general and administrative expenses	$190.4	$193.3	$202.0	$207.9	$793.6
SG&A percent to sales	41.4%	46.1%	39.7%	34.5%	39.9%
SG&A basis point decrease from prior year	—	140	190	40	90
Net income (loss)	$8.6	$(3.2)	$24.1	$37.1	$66.6
Net income (loss) percent to sales	1.9%	(0.8)%	4.7%	6.2%	3.3%
Net income (loss) basis point change from prior year	120	210	260	260	210

During fiscal 2010, we achieved sales, margin, earnings and cash flow improvement and our financial results exceeded our original expectations, primarily due to the execution of the following operating initiatives:

•	Revitalizing our store portfolio;

•	Expanding gross margin rates;

•	Capitalizing on the competitive market changes; and

•	Leveraging our new systems.

Our store remodel and optimization programs continued to generate incremental sales. During the year, we opened 20 new stores, completed 30 store remodels and optimized over 180 small-format stores.

Gross margin increased 260 basis points during fiscal 2010. The following four key factors that we discussed in previous quarters continued to positively impact gross margin:

•	More direct sourcing of products from Asia;

•	Lower transportation expenses;

•	Product cost deflation on imported merchandise; and

•	Improvements in markdown controls from our new POS system enhancements.

We believe that the competitive environment provided us an opportunity to capture market share during fiscal 2010. In the specialty retail channel, we believe we are capturing market share from weaker competitors, based on our sales trend relative to other craft and fabric retailers. In addition, Wal-Mart continues to remove fabric departments as they remodel stores.

While executing the above operating initiatives, we maintained tight controls over expenses, inventory and capital spend. We focused on controlling those variables that were within our control when it appeared that top-line sales growth would be challenging, due to the recession. However, we exceeded our expectation for sales growth. Lowering our expense structure by implementing more efficient work processes in our stores and distribution centers, we were able to achieve the best financial results in the history of our company.

We expect the gross margin and expense improvements that we achieved during fiscal 2010 to be sustainable into fiscal 2011. In addition, we expect to increase gross margin and leverage expenses further during fiscal 2011, and to increase our operating margin above six percent. We plan to accomplish this continued improvement by executing our updated strategic plan, which we continue to refine with targeted new initiatives each year. All of these initiatives are designed to help us:

•	Revitalize our store portfolio;

•	Enhance our marketing and merchandising programs; and

•	Improve our customer shopping experience.

Some examples of new initiatives for fiscal 2011 include:

•	Accelerate our new store growth and remodel activity;

•	Roll out several dynamic new product assortments and merchandising programs;

•	Expand our management training program to enhance the skills of our store management teams; and

•	Introduce a mystery shopper program to provide independent feedback on store conditions and service, so we can react quickly to address areas of opportunity.

Based on the strong performance from our new, smaller prototype stores, we will increase our new store openings to at least 30 during fiscal 2011. We then expect to increase the number of new store openings by at least 10 stores per year over each of the following four years, for a compounded annual growth rate for retail square footage of about 2.5 percent over the five-year period between fiscal 2011 and fiscal 2015.

We plan to increase remodel activity in a similar fashion, since these projects continue to deliver favorable returns. We will complete at least 40 remodels during fiscal 2011, plus an incremental 10 projects per year over the following four years. This new store and remodel program will result in 95 percent of our store portfolio being either new or remodeled within the past 10 years, by the time we complete fiscal 2015.

As the U.S. census is getting underway, early forecasts suggest that all age groups over 50 will grow by 20 percent or more for the next decade. These age groups are among our most active sewers and crafters, so we believe the demographic trends are favorable for our business in the years to come. At the same time, we continue to cultivate the next generation of sewers and crafters with initiatives like our education program, prom contest and expanded kids craft assortment.

Finally, we believe the improving economy will provide a continued favorable environment for our performance during fiscal 2011. We believe that a modest recovery will provide meaningful benefit, as sales in those categories that struggled during the recession exert less pressure on same-store sales trends and promotional and clearance markdowns.

Recent Developments and Business Update

We are pleased with the progress we have made during fiscal 2010, in one of the most uncertain periods in U.S. retailing, which made our results challenging to forecast. As we move into fiscal 2011, we expect a more normalized environment. Based upon our operating assumptions, our key considerations underlying our outlook for fiscal 2011 include:

•	Same-store sales increase of approximately 2.5% to 3.5% for the year;

•	Gross margin rate improvement of 20 to 50 basis points for the year;

•	Selling, general and administrative expenses, as a percentage of net sales, improvement of 20 to 50 basis points for the year;

•	Capital expenditures, net of landlord allowances, for the full year of approximately $50 million;

•	Earnings per diluted share in the range of $2.75 to $2.90 for the year;

•	Free cash flow in the range of $75 to $80 million for the year (free cash flow defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures, net of landlord allowances);

•	Weighted-average diluted share count of approximately 27.7 million shares for the year.

We expect fiscal 2011 pre-opening and closing costs of approximately $13.0 million to $14.0 million as we plan to open approximately 30 stores and close approximately 30 stores.

We expect fiscal 2011 interest expense to be approximately $2.5 million, due to commitment fees, the amortization of deferred financing costs and one month of interest associated with our senior subordinated notes, all of which were redeemed at 100 percent of par on March 1, 2010. See Note 6 — Financing, for further detail.

In order to minimize the earnings per share dilution that results from the issuance of shares under our equity incentive and employee stock purchase plans, we intend to make limited share repurchases during fiscal 2011 pursuant to our existing share repurchase authorization. We have approximately 936,000 shares remaining under this existing authorization. Our guidance does not reflect future share purchases.

Results of Operations

The following table sets forth our financial information through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year-Ended
	Jan 30, 2010	Jan 31, 2009	Feb 2, 2008

Net sales	100.0%	100.0%	100.0%
Gross margin	49.0%	46.4%	46.4%
Selling, general and administrative expenses	39.9%	40.8%	41.2%
Store pre-opening and closing costs	0.6%	0.6%	0.4%
Depreciation and amortization	2.8%	2.9%	2.8%

Operating profit	5.7%	2.1%	2.0%

Comparison of the 52 Weeks Ended January 30, 2010, January 31, 2009 and February 2, 2008

Net sales.  Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:

Consolidated Net Sales:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09	FY09 vs. FY08

Consolidated net sales	$1,990.7	$1,901.1	$1,878.8	4.7%	1.2%
Increase from prior year	$89.6	$22.3
Same-store sales percentage change	3.1%	0.5%	3.5%

Fiscal 2010:

Consolidated net sales increased for fiscal 2010.  With respect to our stores, same-store sales increased 3.1 percent compared with a same-store sales increase of 0.5 percent for fiscal 2009. The increase in fiscal 2010 same-store sales primarily was driven by an approximate 3.8 percent increase in customer transactions, our store remodel and optimization programs, more effective marketing and the benefit of competitive withdrawals in the sewing business. Our total store count at the end of the year of 746 was down 18 stores compared with fiscal 2009 and total store square footage decreased slightly from 16.0 million square feet at the end of fiscal 2009 to 15.9 million square feet at the end of fiscal 2010. In total, we opened 20 new stores and closed 38 stores during fiscal 2010, compared to fiscal 2009 when we opened 21 new stores and closed 31 stores.

Our sewing businesses represented 52 percent of our fiscal 2010 sales volume as compared to 51 percent of our fiscal 2009 sales volume. During fiscal 2010, our sewing businesses increased approximately 5.6 percent on a same-store sales basis as compared to an increase of approximately 3.9 percent during fiscal 2009. During fiscal 2010, we experienced positive same-store sales in the majority of our fabric and sewing notions merchandise categories, especially in quilting and sewing notions.

Our non-sewing businesses represented 48 percent of our fiscal 2010 sales volume compared to 49 percent of our fiscal 2009 sales volume. During fiscal 2010, our non-sewing businesses increased 0.3 percent on a same-store sales basis primarily due to sales in our core craft categories, particularly paper crafting, yarn and basic crafts. The increase in our non-sewing businesses was partially offset by a decline in seasonal categories.

Fiscal 2009:

Overall, consolidated net sales increased for fiscal 2009 primarily due to increased sales in our Joann.com entity. Fiscal 2009 represented our first full year of sales since we acquired the entity in the fourth quarter of fiscal 2008. With respect to our stores, same-store sales increased 0.5 percent compared with a same-store sales increase of 3.5 percent for fiscal 2008. The increase in fiscal 2009 same-store sales primarily was driven by an approximate 0.5 percent increase in average ticket due to a continuation of better in-stocks, more effective marketing and the benefit of competitive withdrawals in the sewing business. Our total store count at the end of the year of 764 was down ten stores compared with fiscal 2008; however, total store square footage increased slightly from 15.9 million square feet at the end of fiscal 2008 to 16.0 million square feet at the end of fiscal 2009. In total, we opened 21 new stores and closed 31 stores during fiscal 2009, compared to fiscal 2008 when we opened six new stores and closed 33 stores.

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

Our non-sewing businesses represented 49 percent of our fiscal 2009 sales volume compared to 50 percent of our fiscal 2008 sales volume. During fiscal 2009, our non-sewing businesses decreased 3.4 percent on a same-store sales basis primarily due to sales declines in seasonal categories. Excluding seasonal categories, craft same-store sales were slightly positive during fiscal 2009, with particular strength in the yarn and basic craft shops.

Sales by Segment:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09	FY09 vs. FY08

Large-format stores
Net sales	$1,072.9	$997.7	$989.4	7.5%	0.8%
Increase from prior year	$75.2	$8.3
Same-store sales percentage change	1.4%	(1.0)%	3.9%

Small-format stores
Net sales	$879.9	$867.7	$877.5	1.4%	(1.1)%
Increase (decrease) from prior year	$12.2	$(9.8)
Same-store sales percentage change	5.1%	2.1%	3.0%

Other
Net sales	$37.9	$35.7	$11.9	6.2%	200.0%
Increase from prior year	$2.2	$23.8

Fiscal 2010:

Sales for large-format stores increased for fiscal 2010 primarily due to the net increase in the number of new stores and positive same-store sales.

Same-store sales for large-format stores increased 1.4 percent for fiscal 2010, versus a same-store sales decrease of 1.0 percent for the same period last year. Our large-format stores performed well; however, they have a greater mix of seasonal product and higher ticket items compared to our small-format stores, which negatively impacted their same-store sales during fiscal 2010. Customer transactions for large-format stores increased by approximately 3.4 percent while average ticket decreased 2.0 percent. Large-format stores accounted for 53.9 percent and 52.5 percent of total net sales during fiscal 2010 and fiscal 2009, respectively.

The number of large-format stores increased to 228 from 210 in fiscal 2009, which is the net result of 15 new stores and six small-format stores that were reclassified as large-format stores due to remodeling efforts during fiscal 2010, less the closing of three large-format stores.

Sales for small-format stores increased for fiscal 2010 due to the increase in same-store sales, partially offset by the decrease in store count. We continued to see the ongoing benefits from store remodels and optimizations in our small-format stores during fiscal 2010.

The number of small-format stores decreased to 518 in fiscal 2010 from 554 in the prior year, which is the net result of the opening of five new small-format stores, the closing of 35 small-format stores and the previously mentioned reclassification of six small-format stores to large-format stores during the year.

Same-store sales performance for small-format stores increased 5.1 percent for fiscal 2010 versus a same-store sales increase of 2.1 percent for fiscal 2009. The fiscal 2010 increase in same-store sales for small-format stores was due to an approximate 4.2 percent increase in customer transactions combined with an approximate 0.9 percent increase in average ticket. Small-format stores accounted for 44.2 percent and 45.6 percent of total net sales during fiscal 2010 and fiscal 2009, respectively.

Sales included in our “other” segment represent sales from Joann.com, which was acquired in the fourth quarter of fiscal 2008.

Fiscal 2009:

Sales for large-format stores increased for fiscal 2009 primarily due to the net increase in the number of new stores, partially offset by negative same-store sales.

Same-store sales for large-format stores decreased 1.0 percent for fiscal 2009, versus a same-store sales increase of 3.9 percent for fiscal 2008. Large-format stores have a greater mix of seasonal product and higher ticket items compared to our small-format stores, which contributed to the weaker performance of the large-format stores during fiscal 2009. Customer transactions and average ticket for large-format stores decreased by approximately 0.6 percent and 0.4 percent, respectively. Large-format stores accounted for 52.5 percent and 52.7 percent of total net sales during fiscal 2009 and fiscal 2008, respectively.

The number of large-format stores increased to 210 from 196 in fiscal 2009, which is the net result of eleven new stores and five small-format stores that were reclassified as large-format stores due to remodeling efforts during fiscal 2009, less the closing of two large-format stores.

Sales for small-format stores decreased for fiscal 2009 due to the decrease in total store count, partially offset by the increase in same-store sales.

The number of small-format stores decreased to 554 in fiscal 2009 from 578 in the prior year, which is the net result of the closing of 29 small-format stores, the opening of ten new small-format stores and the previously mentioned reclassification of five small-format stores to large-format stores during the year.

Same-store sales performance for small-format stores increased 2.1 percent for fiscal 2009 versus a same-store sales increase of 3.0 percent for fiscal 2008. The fiscal 2009 increase in same-store sales for small-format stores was due to an approximate 1.8 percent increase in average ticket combined with an approximate 0.3 percent increase in customer transactions. Small-format stores accounted for 45.6 percent and 46.7 percent of total net sales during fiscal 2009 and fiscal 2008, respectively.

Sales included in our “other” segment represent sales from Joann.com, which was acquired in the fourth quarter of fiscal 2008. The increase in sales for fiscal 2009 is attributable to experiencing a full year of sales from Joann.com as compared to one quarter in fiscal 2008.

Gross Margin:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09	FY09 vs. FY08

Gross margin	$975.7	$882.5	$872.4	10.6%	1.2%
Increase from prior year	$93.2	$10.1
Percentage of consolidated net sales	49.0%	46.4%	46.4%	260 bps	—

Gross margin increased for fiscal 2010 in relation to the increase in net sales. As a percent of net sales, gross margin increased 260 basis points compared with fiscal 2009. The improvement in the gross margin rate for fiscal 2010 primarily was due to reduced product costs from global sourcing, product cost deflation on imports and new systems capabilities. In addition, our seasonal sell-through for the holiday season during fiscal 2010 was better than the prior year and allowed us to sell through seasonal product earlier in the season, resulting in improved margins.

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

Distribution costs included within SG&A amounted to $49.0 million, $54.3 million and $59.5 million for fiscal 2010, 2009 and 2008, respectively. Store occupancy costs included within SG&A amounted to $186.6 million, $180.5 million and $178.2 million for fiscal 2010, 2009 and 2008, respectively.

Selling, general and administrative expenses:

				Percentage		Percentage
				Change		Change
(Dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09		FY09 vs. FY08

SG&A	$793.6	$775.3	$774.8	2.4%		0.1%
Increase from prior year	$18.3	$0.5
Percentage of consolidated net sales	39.9%	40.8%	41.2%	(90 bps	)	(40 bps	)

SG&A for fiscal 2010 decreased as a percentage of net sales. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 2.4 percent during fiscal 2010, while, for the same period, net sales increased by 4.7 percent as compared to fiscal 2009.

Stock-based compensation expense, which is included within SG&A, was $10.9 million for fiscal 2010, compared with $9.4 million in fiscal 2009. Included within stock-based compensation expense for fiscal 2010 is $1.9 million related to the Stock Value Bonus Plan.

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

Store pre-opening and closing costs.  Pre-opening costs are expensed as incurred. These costs include lease costs recognized prior to the store opening, hiring and training costs for new employees and processing of initial merchandise. Store closing costs, which are also expensed as incurred, consist of lease termination costs, lease costs for closed locations, loss on disposal of fixtures and equipment, severance for employees, third-party inventory liquidator costs and other costs incidental to store closings.

Store pre-opening and closing costs:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09	FY09 vs. FY08

Store pre-opening and closing costs	$11.7	$12.3	$8.4	(4.9)%	46.4%
(Decrease) increase from prior year	$(0.6)	$3.9
Percentage of consolidated net sales	0.6%	0.6%	0.4%	—	20 bps

Store pre-opening costs	$5.5	$7.8	$3.1	(29.5)%	151.6%
(Decrease) increase from prior year	$(2.3)	$4.7
Stores opened	20	21	6

Store closing costs	$6.2	$4.5	$5.3	37.8%	(15.1)%
Increase (decrease) from prior year	$1.7	$(0.8)
Stores closed	38	31	33

Store pre-opening and closing costs decreased in fiscal 2010. Pre-opening costs decreased during fiscal 2010 due to fewer store openings as well as the timing of the opening of the new stores in fiscal 2010 compared to fiscal 2009. Store closing costs increased during fiscal 2010 since we closed seven more stores in fiscal 2010 compared with fiscal 2009.

Store pre-opening and closing costs increased in fiscal 2009, due to a net increase in new store activity during fiscal 2009. Pre-opening costs increased during fiscal 2009 since we opened more stores in fiscal 2009 than in fiscal 2008. Store closing costs decreased during fiscal 2009 since we closed fewer stores in fiscal 2009 compared with fiscal 2008.

Depreciation and amortization.  Depreciation and amortization expense increased $2.1 million to $56.3 million in fiscal 2010. The increase in depreciation and amortization expense during fiscal 2010 was due to incremental depreciation associated with fiscal 2009 and 2010 expenditures related to technology as well as spending on new stores and remodels.

Depreciation and amortization expense increased $2.4 million to $54.2 million in fiscal 2009. The increase in depreciation and amortization expense during fiscal 2009 was due to incremental depreciation associated with our investment in new store systems and store related expenditures, including store remodels and new store openings.

Operating profit:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09	FY09 vs. FY08

Operating profit	$114.1	$40.7	$37.4	180.3%	8.8%
Increase from prior year	$73.4	$3.3
Percentage of consolidated net sales	5.7%	2.1%	2.0%	360 bps	10 bps

Operating profit for fiscal 2010 increased primarily due to the increase in same-store sales, improvement in gross margin and our continued efforts to control expenses.

Operating profit for fiscal 2009 increased primarily due to the improvement in large-format store operating profit combined with our continued efforts to control expenses.

Operating profit (loss) by Segment:

				Percentage	Percentage
				Change	Change
(dollars in millions)	FY10	FY09	FY08	FY10 vs. FY09	FY09 vs. FY08

Large-format stores
Operating profit	$119.6	$69.1	$67.2	73.1%	2.8%
Increase from prior year	$50.5	$1.9

Small-format stores
Operating profit	$128.4	$95.9	$96.4	33.9%	(0.5)%
Increase (decrease) from prior year	$32.5	$(0.5)

Other
Operating loss	$(133.9)	$(124.3)	$(126.2)	(7.7)%	1.5%
(Increase) decrease from prior year	$(9.6)	$1.9

Fiscal 2010:

The improvement in large-format store operating profit was driven primarily by the $75.2 million increase in store sales volume, which was primarily due to the net increase in the number of new stores, combined with improvement in gross margin and our continued efforts to control expenses.

The improvement in small-format store operating profit was driven primarily by a 5.1 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2010, combined with improvement in gross margin and our continued efforts to control expenses.

The increase in operating loss during fiscal 2010 of our other segment is primarily due to an increase in incentive compensation expense based on our current year performance. The other segment includes unallocated corporate overhead in addition to the operating results of our Internet business.

Fiscal 2009:

The improvement in large-format store operating profit was primarily driven by the $8.3 million increase in store sales volume. The decline in operating profit of the small-format stores was driven by a $9.8 million decrease in sales volume. The sales volume fluctuation between large-format and small-format stores is due to the net overall 14 new large-format stores that were opened during fiscal 2009 as compared to a net 24 small-format store decrease during the year. The improvement in operating loss during fiscal 2009 of our other segment is primarily due to our continued efforts to control expenses. The other segment includes unallocated corporate overhead in addition to the operating results of our Internet business.

Gain on purchase of senior subordinated notes.  During fiscal 2010, we recorded a pre-tax gain of $1.3 million as a result of the purchase of $18.5 million of our 7.5 percent senior subordinated notes at an average of 92 percent of par, net of the related write-off of applicable deferred financing costs. During fiscal 2009 we recorded a pre-tax gain of $4.2 million, as a result of the purchase of $34.0 million of our 7.5 percent senior subordinated notes at an average of 87 percent of par, net of the related write-off of applicable deferred financing costs.

Interest expense.  Interest expense for fiscal 2010 decreased $3.1 million to $6.3 million. The decrease is attributable to lower average debt levels. Our average debt levels were $50 million in fiscal 2010 versus $101 million in the prior year. Interest expense for fiscal 2009 decreased $3.1 million to $9.4 million. The decrease was attributable to lower average debt levels. Our average debt levels were $101 million in fiscal 2009 versus $145 million in the prior year.

Income taxes.  Our effective income tax rate for fiscal 2010 increased to 39.0 percent from 38.3 percent in fiscal 2009. The increase in the effective tax rate is based primarily on the net effect of changes to our state and local tax positions. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.

Our effective income tax rate for fiscal 2009 increased to 38.3 percent from 38.1 percent in fiscal 2008. The increase in the effective tax rate was based primarily on the net effect of changes to our deferred tax assets and to our reserves for uncertain tax positions. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.

Store Closing Charges

Expenses recorded relating to store closings were $6.2 million, $4.5 million and $5.3 million in fiscal 2010, 2009 and 2008, respectively. These charges are included in the line item “Store pre-opening and closing costs” in our statements of operations included in our consolidated financial statements.

The store closing reserve was $0.7 million and $0.6 million as of January 30, 2010 and January 31, 2009, respectively. The reserve is comprised of miscellaneous liquidation costs, which are incurred but not paid.

Stock-Based Compensation

In fiscal 2010, we granted 165,634 performance shares, 489,340 time-based restricted shares and 278,702 non-qualified stock options to team members at the Vice President level and above. Beginning in fiscal 2010, employees below the Vice President level who participate in the Long-Term Incentive (“LTI”) program receive, instead of restricted shares (and in some cases performance shares) that such employees formerly received, a cash settled payment under the Stock Value Bonus Plan.

The Stock Value Bonus Plan takes the participant’s LTI value and converts it to units based on the closing stock price at the grant date. At the end of the fiscal year, the closing stock price on the third business day following the year-end earnings release is multiplied times the number of units to determine the actual LTI incentive, which is limited to 150 percent of the fair market value of the underlying common shares on the grant date. The value will be locked in and will be paid in equal installments over a two or three-year vesting period if the grantee remains in the continuous service of the company throughout the vesting period.

In fiscal 2009, we granted 105,580 performance shares and 584,853 non-qualified stock options to the Vice President level and above, and 370,877 time-based restricted shares to team members at the manager level and above.

In fiscal 2008, we granted 5,633 performance shares to the Vice President level and above, and 172,435 time-based restricted shares and 660,173 non-qualified stock options to team members at the manager level and above. However, we did not grant any time-based restricted shares to our executive officers with the exception of 31,847 shares granted to a new executive officer in connection with his commencement of employment and which are included in the 172,435 shares mentioned above.

Liquidity and Capital Resources

Our capital requirements are primarily for capital expenditures in connection with infrastructure investments, new store openings, store remodel activity and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements are funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our credit facility.

The following table provides cash flow related information for the three fiscal years ended January 30, 2010.

	2010	2009	2008
	(In millions)

Net cash provided by operating activities	$184.0	$157.9	$73.6
Net cash used for investing activities	(42.8)	(77.8)	(49.4)
Net cash used for financing activities	(4.7)	(24.9)	(17.2)

Net increase in cash and cash equivalents	$136.5	$55.2	$7.0

Ending cash and cash equivalents	$217.1	$80.6	$25.4

Net Cash Provided By Operating Activities

Net cash provided by operating activities increased by $26.1 million in fiscal 2010. The year-over-year increase in cash provided by operations was attributable primarily to a $44.7 million increase in net income for fiscal 2010 as compared to fiscal 2009.

Inventories decreased in fiscal 2010 by $12.6 million, primarily due to reductions occurring in our fashion and seasonal inventories. Average store level inventory was down 0.8 percent with the balance of the inventory reduction coming out of our distribution centers. During fiscal 2010, we maintained consistent store in-stocks and had no holiday merchandise carryover at year end. Inventory turns for fiscal 2010 were approximately 2.4 compared with 2.3 in fiscal 2009.

Total operating assets and liabilities in fiscal 2010 increased by $48.5 million, which is net of landlord allowances of $10.5 million and is primarily the result of a $28.8 million increase in accrued expenses combined with a $12.6 million decrease in inventories. The increase in accrued expenses is primarily the result of a $14.5 million increase in accrued compensation and $9.8 million increase in accrued taxes, both of which are directly related to our improved performance during fiscal 2010. We negotiate landlord allowances as we build certain new store locations. See the discussion under “Capital Expenditures” below.

Net cash provided by operating activities increased by $84.3 million in fiscal 2009. The increase in net cash provided by operating activities in fiscal 2009 primarily was attributable to the decrease in inventories and increase in accounts payable.

Inventories decreased by $42.8 million in fiscal 2009, compared with an increase of $18.8 million in fiscal 2008. The decrease in inventory primarily is due to our inventory initiatives to reduce seasonal and fashion merchandise. Average store level inventory was down 5.0 percent with the balance of the inventory reduction coming out of our distribution centers. During fiscal 2009, we maintained consistent store in-stocks and had no holiday merchandise carryover at year end. Inventory turns for fiscal 2009 were approximately 2.3 compared with 2.2 in fiscal 2008.

Total operating assets and liabilities in fiscal 2009 increased by $66.1 million, which is net of landlord allowances of $11.1 million and is primarily the result of a $42.8 million reduction in inventory combined with a $15.7 million increase in accounts payable. We negotiate landlord allowances as we build certain new store locations.

Net Cash Used For Investing Activities

Net cash used for investing activities in fiscal 2010 and fiscal 2009 consisted of capital expenditures and a delayed payment related to the fiscal 2008 acquisition of the remaining equity of Joann.com. Net cash used for investing activities in fiscal 2008 was comprised of capital expenditures of $37.7 million and the initial cash purchase price of the acquisition of the remaining equity of Joann.com of $11.7 million (net of cash acquired).

Capital Expenditures

Capital expenditures estimated for fiscal 2011 and for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by our landlords. Capital expenditures primarily relate to the operation of the stores, including new store openings and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2011
	Outlook	2010	2009	2008
	(In millions)

Cash	$50.0	$29.2	$63.6	$28.6
Cash — landlord-reimbursed	14.0	10.5	11.1	9.1

Total	$64.0	$39.7	$74.7	$37.7

Capital expenditures for fiscal 2010 totaled $39.7 million. Store-related expenditures, including those for our store openings, accounted for approximately 76 percent, or $30.3 million, of total capital spending in fiscal 2010. Expenditures related to technology accounted for approximately 16 percent, or $6.4 million, of total capital spending in fiscal 2010. During fiscal 2010, we opened 15 large-format and five small-format stores and remodeled 30 stores.

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

We anticipate that capital expenditures in fiscal 2011 will be approximately $64 million, or $50 million net of landlord allowances received. We plan to open approximately 30 new stores. We also plan to remodel at least 40 stores.

Net Cash Used For Financing Activities

Net cash used for financing activities was $4.7 million in fiscal 2010 compared with $24.9 million in fiscal 2009. Debt at the end of fiscal 2010 was $47.5 million and consisted of our 7.5 percent senior subordinated notes. Debt levels decreased $18.5 million during fiscal 2010, compared with a net decrease of $34.0 million in the prior year. During fiscal 2010, we purchased $18.5 million in face value of the senior subordinated notes at an average of 92 percent of par. We recorded a pre-tax gain of $1.3 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.

On March 1, 2010, the company redeemed all outstanding principal amount of its 7.5 percent senior subordinated notes of approximately $47.5 million at par early, which was announced on January 5, 2010. As such, the company has classified the senior subordinated notes as short-term as of January 30, 2010.

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

As of January 30, 2010, we had the ability to borrow up to an additional $242.5 million under our Amended Credit Facility.

Common Share Repurchases

During fiscal 2010, we purchased 106,213 of our common shares at an aggregate price of $1.8 million, which represented shares repurchased from employees to satisfy minimum statutory tax withholding requirements in connection with the vesting of restricted shares. As of January 30, 2010, we were authorized to purchase up to an additional 936,053 common shares under the existing authorization from our Board of Directors.

Sources of Liquidity

We have three principal sources of liquidity: cash from operations, cash and cash equivalents on hand and our Amended Credit Facility.

We believe that our cash and cash equivalents on hand, cash from operations and availability under our Amended Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future.

Our liquidity is based, in part, on our debt ratings. As of the end of fiscal 2010, our long-term unsecured debt was rated “B2” by Moody’s Investor Services and “B−” by Standard & Poor’s. Both Moody’s and Standard & Poor’s rate our outlook as stable. In September 2009, Moody’s raised our rating on our long-term unsecured debt from “B3” to “B2” with a stable outlook. Moody’s attributes the change in ratings to the material improvement in our financial profile, operating performance and our ability to continue to generate positive free cash flow. In May 2009, Standard & Poor’s raised our rating from “CCC+” to “B−” with a stable outlook. The change in ratings by Standard & Poor’s reflects its view that our operating results have improved and the expectation that working capital, free cash flow and debt protection measures will continue to improve. In assessing our credit strength, both Moody’s and Standard & Poor’s consider our capital structure and financial policies, as well as our consolidated balance sheet and other financial information. Downgrades of our credit ratings could adversely impact, among other things, our future borrowing costs, access to capital markets and new store operating lease costs, although we anticipate no short-term effect under our current credit arrangements.

Our debt obligations as of the end of fiscal 2010 represent $47.5 million outstanding under our 7.5 percent Notes.

Secured Bank Credit Facility.  On September 5, 2008, we entered into the Amended Credit Facility by amending certain terms and extending the maturity of our Credit Facility, originally entered into as of April 24, 2001. The Amended Credit Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in our inventory, accounts receivable, personal property and other assets and is guaranteed by certain of our wholly-owned subsidiaries. We have the option to request an increase in the size of the Amended Credit Facility up to $100 million (for a total facility of $400 million) in increments of $25 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Credit Facility is calculated at the London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of average excess availability during the previous fiscal month. The Amended Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, are being amortized over the term of the Amended Credit Facility. As of January 30, 2010, we had $18.4 million in standby letters of credit outstanding under the Amended Credit Facility.

We did not borrow on the Amended Credit Facility during fiscal 2010. Our weighted average interest rate and weighted average borrowings under the Amended Credit Facility were 6.1 percent and $8.1 million during fiscal 2009.

The Amended Credit Facility contains customary covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, which represents net borrowing capacity, falls below certain levels. Further, we are required to comply with a minimum fixed charge ratio covenant, if excess availability is less than ten percent of the borrowing base at any time. As of January 30, 2010, excess availability was $242.5 million. The Amended Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At January 30, 2010, we were in compliance with all covenants under the Amended Credit Facility. Failure to comply with these restrictions and covenants could result in defaults under our Amended Credit Facility. Any default, if not waived, could result in our debt becoming immediately due and payable.

In November 2007, we amended our Credit Facility to allow for the acquisition of the remaining equity of IdeaForest.com, Inc., which was renamed Joann.com, Inc. after acquisition and subsequently converted to a limited liability company named joann.com, LLC.

Senior Subordinated Notes.  On February 26, 2004, we issued $100 million 7.5 percent notes due 2012. Interest on the notes was payable on March 1 and September 1 of each year. Deferred financing costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. Beginning March 1, 2008, we had the option of redeeming the notes at any time, in accordance with certain call provisions of the related note indenture. The notes represented unsecured obligations that were subordinated to the Amended Credit Facility and were fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries.

During fiscal 2010, we purchased $18.5 million in face value of the 7.5 percent notes at an average of 92 percent of par. We recorded a pre-tax gain of $1.3 million representing the cash discount received net of the related write-off of applicable deferred financing costs. This pre-tax gain is reflected on the gain on purchase of senior subordinated notes line item in the statement of operations.

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

The market price of the 7.5 percent senior subordinated notes at January 30, 2010 in the high yield debt market was approximately at par value. Accordingly, the fair value of the notes approximated the carrying value of approximately $47.5 million.

Subsequent to fiscal 2010 and as of March 1, 2010, we redeemed all of the outstanding principal amount of our 7.5 percent senior subordinated notes at 100 percent of par and as a result, we have classified the balance of the senior subordinated notes as a current liability at January 30, 2010.

Off-Balance Sheet Transactions

Our liquidity is not dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.

Contractual Obligation and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 30, 2010:

	Payments Due by Period (1)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(In millions)

7.5 percent senior subordinated notes(1)	$47.5	$47.5	$—	$—	$—
7.5 percent senior subordinated notes accrued interest(2)	1.8	1.8	—	—	—
Standby letters of credit	18.4	18.4	—	—	—
Purchase commitments(3)	16.0	2.9	9.7	3.4	—
Royalty commitments(4)	1.2	1.1	0.1	—	—
Agent fee commitments(5)	6.8	6.8	—	—	—
Operating leases	827.0	151.9	264.6	196.8	213.7
Uncertain tax positions(6)	—	—	—	—	—
Promissory notes(7)	2.4	2.4	—	—	—
Amended Credit Facility	—	—	—	—	—

Total Contractual Cash Obligations	$921.1	$232.8	$274.4	$200.2	$213.7

(1)	On March 1, 2010, we elected to redeem all outstanding principal amount of our 7.5 percent senior subordinated notes of approximately $47.5 million at 100 percent of the principal amount early, which was announced on January 5, 2010. As such, we classified the senior subordinated notes as short-term as of January 30, 2010.

(2)	Interest is included as a contractual obligation on the 7.5 percent Notes only. The calculation of interest on the Amended Credit Facility is dependent on the average borrowings during the year and a variable interest rate. See “Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Amended Credit Facility.

(3)	Purchase commitments include legally binding contracts such as firm commitments for significant inventory purchases. Purchase orders that are not binding agreements are excluded from the table.

(4)	Royalty commitments include guaranteed minimum royalty payments to various designers for use of their name and product line and is based off a guaranteed minimum sales figure per year.

(5)	Agent fee commissions include minimum commission fees for sourcing import purchases.

(6)	We have approximately $7.0 million in uncertain tax positions. However, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities and, therefore, have not included this amount in the contractual obligations table. See Note 5 to the consolidated financial statements.

(7)	Represents delayed payments in relation to the Joann.com acquisition.

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

Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2010				Fiscal 2009
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	(In millions)
Net sales	$460.0	$419.4	$509.1	$602.2	$446.1	$403.0	$480.1	$571.9
Same-store sales percentage change	1.0%	1.8%	4.3%	4.4%	4.5%	3.3%	(1.5)%	(2.9)%
Gross margin	$222.9	$206.6	$259.8	$286.4	$206.8	$191.8	$235.3	$248.6
Gross margin percent to sales	48.5%	49.3%	51.0%	47.6%	46.4%	47.6%	49.0%	43.5%
Operating profit (loss)	$14.9	$(3.4)	$41.5	$61.1	$7.4	$(16.5)	$17.3	$32.5
Operating profit (loss) percent to sales	3.2%	(0.8)%	8.2%	10.1%	1.7%	(4.1)%	3.6%	5.7%
Net income (loss)	$8.6	$(3.2)	$24.1	$37.1	$3.0	$(11.7)	$10.2	$20.4
Inventories	406.6	460.1	485.4	416.8	426.9	472.6	522.3	429.4
Debt	50.5	50.5	47.5	47.5	100.0	100.0	112.7	66.0

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

We do not believe that the assumptions used in our estimate will change significantly based on prior experience. A one percent increase or decrease in the clearance reserve would have impacted operating profit by approximately $0.2 million for the year ended January 30, 2010.

Our accrual for shrink is estimated as a percent of sales. The percent used in the determination of the accrual is based on actual historical shrink results of our stores. This estimated percent is applied to sales of our stores for the periods following the stores’ most recent physical inventory. In addition, we analyze our accrual using actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year. All store locations that have been open one year or longer are physically inventoried once a year. A ten basis point increase or decrease in the estimated shrink percent would have impacted operating profit by approximately $1.4 million for the year ended January 30, 2010.

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

Impairment losses totaling $2.4 million, $2.0 million and $0.6 million in fiscal 2010, 2009 and 2008, respectively, were recorded for underperforming stores, underutilized assets and/or other facilities. If different assumptions were made or different market conditions were present, any estimated potential impairment amounts could have varied from recorded amounts.

During the fourth quarter of fiscal 2010, we conducted the annual impairment testing on our goodwill acquired in the Joann.com acquisition. We consider the Joann.com entity to be a stand alone operating segment and reporting unit as discrete financial information is available at this level. As such, we tested our goodwill for impairment at this level. The impairment evaluation process is an income-based approach that utilizes discounted cash flows for the determination of the enterprise fair value of Joann.com. This process requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital (“WACC”). Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. As a result of our impairment analysis, we determined that our goodwill was not impaired for fiscal 2010. We used 14.5 percent for WACC for fiscal 2010. A one percent change in the WACC rate represents an approximate $1.5 million change to the enterprise fair value of Joann.com. A one percent change in the terminal growth rate and long-term growth rate represents an approximate combined $1.0 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment for goodwill. Only significant changes in these assumptions would result in an enterprise fair value that would be less than the carrying value of this reporting unit.

Income Taxes

Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. During fiscal 2010, we increased our valuation allowance by $0.2 million. The increase was primarily the result of recording state credits and an associated valuation allowance against those credits offset by the reduction of the state net operating loss valuation allowance. Many years of data have been incorporated into the determination of tax reserves, and our estimates have historically proven to be reasonable.

Stock-Based Compensation

We have various stock-based compensation plans that we utilize as compensation for our Board of Directors, executive officers, senior management and other key employees. Our annual stock option and restricted stock award grants have averaged about 3.8 percent, 4.5 percent and 3.4 percent of outstanding shares for fiscal 2010, 2009 and 2008, respectively. As of January 30, 2010, options to purchase 1.3 million common shares, representing 5.1 percent of total shares, were outstanding, of which 0.4 million were exercisable. All of the exercisable options had an exercise price below the closing end-of-year stock price of $35.02.

Beginning in fiscal 2010, employees below the Vice President level who participate in the LTI program receive, instead of restricted shares (and in some cases performance shares) that such employees formerly received, a cash-settled payment under the Stock Value Bonus Plan. Under the Stock Value Bonus Plan, the participant receives a payment of an amount equal to the fair market value of a common share on the date of vesting of the payout limited to 150% of the grant price of the company’s stock. The value will be locked in and will be paid in equal installments over a two or three-year vesting period if the grantee remains in the continuous service of the company throughout the vesting period.

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This model requires the input of assumptions, which we update regularly based on historical trends and current market observations. We do not pay dividends and no dividend rate assumption was used. We estimate expected volatility based on the historical volatility of the price of our common shares over the life of the awards. We believe the historical volatility is a reasonable expectation of future volatility. We also use historical experience to estimate the expected life of stock-based compensation awards and employee terminations. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of stock-based awards granted.

As of January 30, 2010, there was $1.5 million, $5.8 million and $1.3 million of compensation cost not yet recognized or earned related to stock options, non-vested restricted stock awards and cash-settled Stock Value Bonus Plan payout, respectively, which is expected to be recognized as earned over weighted-average periods of 1.6, 1.5 and 1.3 years, respectively.

See Notes 1 and 8 to our consolidated financial statements for more details of our stock-based compensation.

Non-GAAP Financial Measures

We define free cash flow as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures, net of landlord allowances. Free cash flow is considered a non-GAAP financial measure under the rules of the SEC. We believe that free cash flow is a relevant financial measure for use in evaluating our financial performance because it measures our ability to generate additional cash from our business operations.

Free cash flow should be considered in addition to, rather than as a substitute for, income from continuing operations as a measure of our performance or net cash provided by operating activities as a measure of our liquidity.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Fiscal Year Ended
	2010	2009	2008
	Dollars in millions

Net cash provided by operating activities (GAAP measure)	$184.0	$157.9	$73.6
Less operating activities not included in our definition of free cash flow:
Deferred income taxes	0.3	(6.8)	(0.7)
Amortization of deferred financing costs	(0.8)	(0.8)	(0.9)
Loss on disposal and impairment of fixed assets	(4.4)	(2.9)	(1.6)
Gain on purchase of senior subordinated notes	1.3	4.2	—
Increase/(decrease) in lease obligations, net	0.5	(9.1)	3.6
Increase/(decrease) in other long-term liabilities	0.3	3.6	(12.8)
Other, net	(0.1)	(3.4)	0.8

Adjusted net cash provided by operating activities	181.1	142.7	62.0
Less:
Total capital expenditures	(39.7)	(74.7)	(37.7)
Landlord reimbursed capital expenditures	10.5	11.1	9.1

Capital expenditures, net of landlord allowances	(29.2)	(63.6)	(28.6)

Free cash flow (a non-GAAP measure)	$151.9	$79.1	$33.4

Recent Accounting Pronouncements

In April 2009, the FASB issued new guidance related to fair value measurements. The guidance is intended to provide additional direction regarding fair value measurements. Included in this new guidance are:

•	a requirement that disclosures regarding fair value of financial instruments be disclosed on an interim as well as on an annual basis; and

•	additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value.

This new guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The company adopted these pronouncements beginning in the third quarter of fiscal 2010. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in

“Item 1A. Risk Factors” as well as changes in general economic conditions, risks in implementing new marketing initiatives, natural disasters and geo-political events, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, our dependence on suppliers, seasonality, disruptions to the transportation system or increases in transportation costs, energy costs, our ability to recruit and retain highly qualified personnel, our ability to manage our inventory, our ability to effectively manage our distribution network, disruptions to our information systems, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, failure to successfully implement the store growth strategy, changes in accounting standards and effective tax rates, inadequacy of our insurance coverage, cash and cash equivalents held at financial institutions in excess of federally insured limits, volatility of our stock price, damage to our reputation, and other factors. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are indirectly exposed to foreign currency fluctuations on merchandise that is sourced internationally and the impact of interest rate changes on our outstanding borrowings under our Amended Credit Facility.

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 23 percent of our purchases internationally in fiscal 2010. Our international purchases are concentrated in China and other Asian countries.

In the normal course of business we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we originally set in place in fiscal 2005, which consists of the fixed rate $100 million senior subordinated notes of which $47.5 million were outstanding at fiscal 2010 year-end but all of which were redeemed subsequent to year-end, and our Amended Credit Facility, which is designed to be a working capital facility. We estimate that a one percent increase or decrease in interest rates, based on fiscal 2010 average debt levels, would not cause an increase or decrease to interest expense.

Item 8.	Financial Statements and Supplementary Data

Jo-Ann Stores, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

Effective February 4, 2007, the company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 15, 2010

Jo-Ann Stores, Inc.

Consolidated Balance Sheets

	January 30,	January 31,
	2010	2009
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$217.1	$80.6
Inventories	416.8	429.4
Deferred income taxes	22.3	22.1
Prepaid expenses and other current assets	29.9	31.7

Total current assets	686.1	563.8
Property, equipment and leasehold improvements, net	293.7	314.8
Goodwill, net	11.6	11.6
Other assets	9.0	9.5

Total assets	$1,000.4	$899.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$151.1	$145.1
Accrued expenses	128.6	102.9
Senior subordinated notes — short term (Note 6)	47.5	—

Total current liabilities	327.2	248.0
Long-term debt	—	66.0
Long-term deferred income taxes	2.2	1.8
Lease obligations and other long-term liabilities	105.4	106.2
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 29,989,966 and 28,872,085, respectively	1.5	1.4
Additional paid-in capital	234.7	211.7
Retained earnings	377.0	310.4

	613.2	523.5
Treasury stock, at cost, 3,773,890 shares and 3,667,677 shares, respectively	(47.6)	(45.8)

Total shareholders’ equity	565.6	477.7

Total liabilities and shareholders’ equity	$1,000.4	$899.7

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Operations

	Fiscal Year-Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in millions,
	except earnings per share data)

Net sales	$1,990.7	$1,901.1	$1,878.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,015.0	1,018.6	1,006.4

Gross margin	975.7	882.5	872.4
Selling, general and administrative expenses	793.6	775.3	774.8
Store pre-opening and closing costs	11.7	12.3	8.4
Depreciation and amortization	56.3	54.2	51.8

Operating profit	114.1	40.7	37.4
Gain on purchase of senior subordinated notes	(1.3)	(4.2)	—
Interest expense, net	6.3	9.4	12.5

Income before income taxes	109.1	35.5	24.9
Income tax provision	42.5	13.6	9.5

Net income	$66.6	$21.9	$15.4

Net income per common share — basic	$2.60	$0.88	$0.63

Net income per common share — diluted	$2.51	$0.86	$0.62

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year-Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in millions)

Net cash flows from operating activities:
Net income	$66.6	$21.9	$15.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.3	54.2	51.8
Deferred income taxes	(0.3)	6.8	0.7
Stock-based compensation expense	9.0	9.4	8.3
Amortization of deferred financing costs	0.8	0.8	0.9
Loss on disposal and impairment of fixed assets	4.4	2.9	1.6
Gain on purchase of senior subordinated notes	(1.3)	(4.2)	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	12.6	42.8	(18.8)
Decrease (increase) in prepaid expenses and other current assets	1.8	(7.9)	6.6
Increase (decrease) in accounts payable	6.0	15.7	(4.2)
Increase in accrued expenses	28.8	6.6	2.9
(Decrease) increase in lease obligations, net	(0.5)	9.1	(3.6)
(Decrease) increase in other long-term liabilities	(0.3)	(3.6)	12.8
Other, net	0.1	3.4	(0.8)

Net cash provided by operating activities	184.0	157.9	73.6
Net cash used for investing activities:
Capital expenditures	(39.7)	(74.7)	(37.7)
Payment for acquisition, net of cash acquired	(3.1)	(3.1)	(11.7)

Net cash used for investing activities	(42.8)	(77.8)	(49.4)
Net cash flows used for financing activities:
Purchase of senior subordinated notes	(17.0)	(29.5)	—
Net change in revolving credit facility	—	—	(25.3)
Proceeds from stock-based compensation plans	13.5	6.0	7.8
Other, net	(1.2)	(1.4)	0.3

Net cash used for financing activities	(4.7)	(24.9)	(17.2)

Net increase in cash and cash equivalents	136.5	55.2	7.0
Cash and cash equivalents at beginning of year	80.6	25.4	18.4

Cash and cash equivalents at end of year	$217.1	$80.6	$25.4

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5.9	$9.4	$11.6
Income taxes, net of refunds	30.7	2.3	(7.2)

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Consolidated Statements of Shareholders’ Equity

			Common
	Net		Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)				(Dollars in millions)
Balance, February 3, 2007	23,857	3,543	$1.4	$176.9	$(43.2)	$274.7	$409.8
Change in accounting principle for uncertainty in income taxes	—	—	—	—	—	(1.6)	(1.6)

Adjusted balance, February 3, 2007	23,857	3,543	1.4	176.9	(43.2)	273.1	408.2
Net income	—	—	—	—	—	15.4	15.4

Total comprehensive income							15.4
Exercise of stock options	350	(16)	—	5.6	0.1	—	5.7
Tax benefit on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	203	—	—	8.3	—	—	8.3
Purchase of common stock	(60)	60	—	—	(1.4)	—	(1.4)
Issuance of common stock — Associate Stock Ownership Plan	135	—	—	2.1	—	—	2.1

Balance, February 2, 2008	24,485	3,587	1.4	194.6	(44.5)	288.5	440.0
Net income	—	—	—	—	—	21.9	21.9

Total comprehensive income							21.9
Exercise of stock options	406	—	—	4.1	—	—	4.1
Tax benefit on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	248	—	—	9.4	—	—	9.4
Purchase of common stock	(81)	81	—	—	(1.3)	—	(1.3)
Issuance of common stock — Associate Stock Ownership Plan	146	—	—	1.9	—	—	1.9

Balance, January 31, 2009	25,204	3,668	1.4	211.7	(45.8)	310.4	477.7
Net income	—	—	—	—	—	66.6	66.6

Total comprehensive income							66.6
Exercise of stock options	635	—	—	11.8	—	—	11.8
Tax benefit on equity compensation	—	—	—	0.6	—	—	0.6
Stock-based compensation	360	—	0.1	8.9	—	—	9.0
Purchase of common stock	(106)	106	—	—	(1.8)	—	(1.8)
Issuance of common stock — Associate Stock Ownership Plan	123	—	—	1.7	—	—	1.7

Balance, January 30, 2010	26,216	3,774	$1.5	$234.7	$(47.6)	$377.0	$565.6

See notes to consolidated financial statements

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements

Note 1 —	Significant Accounting Policies

Nature of Operations

Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is a fabric and craft retailer with 746 retail stores in 48 states at January 30, 2010. The 518 small-format, 228 large-format stores and our website feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.

The company manages its business in operating segments that are reportable segments: large-format stores, small-format stores and other. See Note 12 — Segment Reporting for further detail.

The significant accounting policies applied in preparing the accompanying consolidated financial statements of the company are summarized below.

Basis of Presentation

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2009 and 2008 financial statements have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include amounts on deposit with financial institutions and investments held in money market accounts, with maturities of less than 90 days. The amount of cash equivalents held in money market accounts at January 30, 2010 was $89.5 million and the related weighted-average interest rate was 0.25 percent. We did not have any cash equivalents held in money market accounts at January 31, 2009.

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

physical inventory counts are taken and reconciled to the general ledger. Substantially all of the company’s entire store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 30, 2010 is based on shrink results of these prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

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

Consignment inventory is not reflected in the company’s consolidated financial statements. Consignment inventory consists of patterns, magazines, books, DVDs and greeting cards. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, the company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales. The company had approximately $33.0 million of consignment inventory on hand at January 30, 2010 and January 31, 2009, respectively.

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

Property, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2010	2009
	(Dollars in millions)

Land and buildings	$71.1	$70.3
Furniture, fixtures and equipment	523.7	503.6
Leasehold improvements	169.8	158.3
Construction in progress	11.3	22.5

	775.9	754.7
Less accumulated depreciation and amortization	(482.2)	(439.9)

Property, equipment and leasehold improvements, net	$293.7	$314.8

Software Development

The company capitalized $2.1 million and $9.9 million in fiscal 2010 and fiscal 2009, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements. The company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $4.6 million, $3.6 million and $2.1 million in fiscal 2010, 2009 and 2008, respectively.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. The company assesses the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

The goodwill impairment test is a two-step impairment test. In the first step, the company compares the fair value of each reporting unit to its carrying value. The company determines the fair value of its reporting units using valuation techniques including discounted cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

The goodwill carried on the company’s balance sheet at January 30, 2010 represented the excess of purchase price and related costs over the fair value assigned to the net assets of IdeaForest.com, Inc. (“IdeaForest”), which was renamed Joann.com, Inc. upon acquisition and subsequently converted to a limited liability company named joann.com, LLC. The company tests goodwill for impairment annually during the fourth quarter, and more frequently if circumstances indicate impairment may exist. The company performed its annual impairment testing as of November 3, 2009 and determined that no impairment charge was necessary.

Impairment of Long-Lived Assets

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions)

Segment
Large-format stores	$2.3	$1.9	$0.4
Small-format stores	0.1	0.1	0.2

Total	$2.4	$2.0	$0.6

Store Pre-Opening and Closing Costs

Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store opening, which includes the hiring and training costs for new employees, processing costs of initial merchandise and rental expense for the period prior to the store opening for business. See Note 4 — Store Closings for further detail.

The company recognizes costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, any liabilities that arise from exit or disposal activities are initially measured and recorded at fair value. See Note 4 — Store Closings.

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions)

Store pre-opening costs	$5.5	$7.8	$3.1
Store closing costs	6.2	4.5	5.3

	$11.7	$12.3	$8.4

Accrued Expenses

The company estimates certain material expenses in an effort to record those expenses in the period incurred. The company’s most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The ultimate cost of the company’s workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. The company’s employee medical insurance accruals are recorded based on its medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. The company maintains stop-loss coverage to limit the exposure to certain insurance-related risks. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

The current portion of accrued expenses consists of the following:

	Fiscal Year
	2010	2009
	(Dollars in millions)

Accrued taxes	$28.0	$18.2
Accrued compensation	35.8	21.3
Workers’ compensation and general liability insurance	9.3	10.4
Capital expenditures payable	6.4	10.2
Occupancy and rent-related liabilities	16.7	16.6
Customer gift cards	13.2	12.2
Other	19.2	14.0

Total accrued expenses	$128.6	$102.9

Lease obligations and other long-term liabilities

Lease obligations and other long-term liabilities consist of the following:

	Fiscal Year
	2010	2009
	(Dollars in millions)

Workers’ compensation and general liability insurance	$15.2	$14.7
Occupancy and rent-related liabilities	75.7	76.2
Other	14.5	15.3

Total lease obligations and other long-term liabilities	$105.4	$106.2

The long-term portion of certain workers’ compensation and general liability accruals are discounted to their net present value based on expected loss payment patterns determined by independent actuaries using actual historical payments. Total discounted insurance liabilities for fiscal years ended 2010 and 2009 were $24.5 million, reflecting a 1.4 percent discount rate, and $25.1 million, reflecting a 1.5 percent discount rate, respectively. The following table represents a five year schedule for estimated future insurance liabilities:

Fiscal Year-Ended	Liability
(Dollars in millions)

2011	$9.3
2012	4.9
2013	3.6
2014	2.3
2015	1.8
Thereafter	2.6

Total workers’ compensation and general liability insurance	$24.5

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

price of the 7.5 percent senior subordinated notes (the “Notes”) at January 30, 2010 in the high yield debt market was approximately at par value. Accordingly, the fair value of the Notes approximated their carrying value of approximately $47.5 million.

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

Fair Value Measurements

In February 2008, the Financial Accounting Standards Board (FASB) released new guidance which delayed the effective date to value all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) until the first quarter of fiscal 2009. The adoption of the new guidance did not have a significant impact on the consolidated financial statements.

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and

Level 3 — Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The company’s cash and cash equivalents represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 30, 2010. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the company’s cash and cash equivalents was $217.1 million at January 30, 2010. These fair values were determined using Level 1 measurements in the fair value hierarchy.

The carrying value of the company’s debt approximates its fair value.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The company recorded an impairment charge of $2.4 million in fiscal 2010 to reduce certain store assets to their estimated fair value. The fair values were determined based on the income approach, in which the company utilized internal cash flow projections

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

over the life of the underlying lease agreements discounted based on a risk-free rate of return. These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.

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

The company allows for merchandise to be returned under most circumstances. The current policy allows for customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt and the return is within 90 days of purchase. The reserve for returns was $1.1 million at January 30, 2010 and $0.5 million at January 31, 2009, respectively. Returns historically have not had a material impact on the consolidated financial statements.

Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. Gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. In fiscal 2010, 2009 and 2008, we recognized $0.9 million, $0.7 million and $1.1 million of pre-tax income due to gift card breakage, respectively. The company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

Cost of Sales

Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the company’s merchandise and, accordingly, are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A. Distribution network costs of $49.0 million, $54.3 million and $59.5 million were included in SG&A expenses for fiscal 2010, 2009 and 2008, respectively.

The company receives vendor support including cash discounts, volume discounts, allowances and co-operative advertising. The company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, the company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold through cost of sales. Historically, vendor consideration has not had a significant impact on cost of sales or gross margin. Payments that are a reimbursement of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as an offset against advertising expense.

Operating Leases

Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term for the company’s stores includes the “build-out” period of leases, when no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets.

Construction allowances and other incentives received from landlords are recorded as a deferred rent liability and amortized to rent expense over the initial term of the lease. The company’s statement of cash flows reflects the receipt of incentives as an increase in cash flows from operating activities.

Advertising Costs

The company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements, was $67.5 million, $66.9 million and $67.8 million for fiscal 2010, 2009 and 2008, respectively. Included in prepaid and other current assets are $1.1 million and $1.0 million, respectively, at the end of fiscal 2010 and 2009 relating to prepayments of production costs for advertising.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of shares of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the effect of the

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

assumed exercise of outstanding stock options and unvested restricted stock awards. Basic and diluted earnings per common share are as follows:

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions, except per share data)

Net income	$66.6	$21.9	$15.4

Weighted average shares outstanding (shares in thousands):
Basic	25,655	24,886	24,296
Incremental shares from assumed exercise of stock options	318	200	324
Incremental restricted shares	562	397	330

Diluted	26,535	25,483	24,950
Net income per common share — basic	$2.60	$0.88	$0.63

Net income per common share — diluted	$2.51	$0.86	$0.62

For fiscal 2010, fiscal 2009 and fiscal 2008 the above calculations of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the year. An average of 576,423 stock options for fiscal 2010, 820,339 stock options for fiscal 2009 and 707,303 stock options for fiscal 2008 were not included in the computation of diluted net income per common share because the exercise price of the stock options exceeded the average market price and would have been anti-dilutive.

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

The following table shows the expense recognized by the company for stock-based compensation.

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions)

Stock option compensation expense(a)	$2.5	$4.3	$2.9
Restricted stock award amortization	6.5	5.1	5.4
Cash-settled Stock Value Bonus Plan	1.9	—	—

	$10.9	$9.4	$8.3

(a)	Included within stock option compensation expense is expense related to the employee stock purchase plan (the Associate Stock Ownership Plan or “ASOP”). The associated expense is not significant.

The company estimates the fair value of options granted using the Black-Scholes option-pricing model. This model requires several assumptions, which management updates regularly based on historical trends and current market observations. The fair values of the options granted under the stock plans are determined at

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1 —	Significant Accounting Policies (Continued)

the date of grant. The company does not pay dividends, thus, no dividend rate assumption is used. The company estimates expected volatility based on the historical volatility of the price of the common shares over the expected life of the awards. The company believes its historical volatility is a reasonable expectation of future volatility. The company also uses historical experience to estimate the expected life of stock-based compensation awards and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.

The significant assumptions used to calculate the fair value of option grants were as follows:

	Fiscal Year-Ended
	2010	2009	2008

Weighted average fair value of options granted	$5.27	$4.87	$7.99
Expected volatility of underlying stock	.550 to .605	.437 to .459	.388 to .417
Risk-free interest rates	1.4% to 1.6%	2.1% to 3.2%	3.3% to 4.9%
Expected life	2.2 to 5.2 years	2.2 to 5.2 years	2.2 to 5.2 years
Expected life — Associate Stock Ownership Plan	6 months	6 months	6 months

See Note 8 — Stock-Based Compensation for further detail.

Recent Accounting Pronouncements

In February 2008, the FASB issued an accounting standard update which delayed the effective date of fair value measurements accounting for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). The company adopted the standard for its non-financial assets (goodwill, property and equipment) during the first quarter ended May 2, 2009.

The company’s non-financial assets are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, it may be necessary for the company to evaluate the fair value of its non-financial assets and record them at the lower of cost or fair value. The company recorded an impairment charge of $2.4 million in fiscal 2010 to reduce certain store assets to their estimated fair value. The fair values were determined based on the income approach, in which the company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.

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

In May 2009, the FASB issued new guidance that defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date; and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. However, on February 24, 2010, the FASB amended its guidance on subsequent events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements — either in originally issued financial statements or reissued financial statements. This FASB guidance is consistent with current practice and did not have any impact on the company’s consolidated financial statements.

In June 2009, the FASB issued new guidance that makes the FASB Accounting Standards Codification (the “Codification”) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. The statement is effective for interim and annual periods ending after September 15, 2009. The Company adopted this statement as of October 31, 2009. The statement had no impact on the company’s financial position or results of operations.

Note 2 —	Goodwill

Total goodwill carried on the company’s balance sheet for fiscal years 2010 and 2009 represented the excess of purchase price and related costs over the fair value assigned to the net assets of IdeaForest, which was renamed Joann.com, Inc. upon acquisition and subsequently converted to a limited liability company named joann.com, LLC. joann.com, LLC is included as part of the company’s Other segment.

During the fourth quarter of fiscal 2010, we conducted the annual impairment testing on our goodwill acquired in the Joann.com acquisition. We consider the Joann.com entity to be a stand alone operating segment and reporting unit as discrete financial information is available at this level. As such, we tested our goodwill for impairment at this level. The impairment evaluation process is an income-based approach that utilizes discounted cash flows for the determination of the enterprise fair value of Joann.com. Our material assumptions used in our impairment analysis included the weighted average cost of capital (“WACC”) percent, terminal growth rate and forecasted long-term sales growth. As a result of our impairment analysis, we determined that our goodwill was not impaired for fiscal 2010. We used 14.5 percent for WACC for fiscal 2010. A one percent change in the WACC rate represents an approximate $1.5 million change to the enterprise fair value of Joann.com. A one percent change in the terminal growth rate and long-term growth rate represents an approximate combined $1.0 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment for goodwill. Only significant changes in these assumptions would result in an enterprise fair value that would be less than the carrying value of this reporting unit.

Note 3 —	Acquisition

On November 5, 2007, the company completed the acquisition of the 62 percent portion of IdeaForest that the company previously did not own. IdeaForest was the operator of the Joann.com website. IdeaForest, which was renamed Joann.com, Inc. and subsequently converted to a limited liability company named joann.com, LLC. joann.com, LLC is now a wholly- owned subsidiary of the company and is included as part of the Other segment.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 —	Acquisition (Continued)

Per the merger agreement, the purchase price was $23.6 million and was comprised of a gross cash payment of $14.6 million ($11.7 million, net of cash acquired) which was due upon closing, severance payments of $0.3 million payable subsequent to closing and delayed payments of $8.6 million, subject to adjustment, as described in the agreement, over the three years following the closing. The delayed payments, before adjustment, are non-interest bearing and are payable in three installments as follows: $3.1 million in November 2008, $3.1 million in November 2009 and $2.4 million in November 2010. Payments of approximately $3.1 million were made in November 2009 and 2008, respectively.

Note 4 —	Store Closings

Store closing charges included within the consolidated statement of operations for fiscal years 2010, 2009 and 2008 are summarized below, and represent charges incurred to close stores related to the large-format store growth strategy and store performance. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions)

Store Closing Charges:
Non-cancelable lease obligations	$1.5	$0.2	$1.3
Asset-related charges	1.5	0.7	0.9
Other store closing costs	3.2	3.6	3.1

Total	$6.2	$4.5	$5.3

The store closing reserve was $0.7 million and $0.6 million as of January 30, 2010 and January 31, 2009, respectively. The reserve is comprised of miscellaneous liquidation costs, which are incurred but not paid.

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

During fiscal 2010, the company made no material changes to tax related reserves. At the end of fiscal 2010, the company’s unrecognized tax benefits are $7.0 million, of which $4.5 million would affect the effective tax rate, if recognized.

The company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the end of fiscal 2009 was $3.4 million and as of the end of fiscal 2010 decreased to $3.0 million.

The company files income tax returns in the United States and various state and local jurisdictions. For U.S. federal, state and local purposes, the company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2005, with some exceptions for state and local purposes due to longer statutes of limitations or the extensions of statutes of limitations. The company believes that, due to various factors, including the settlement of ongoing audits and the expiration or extension of underlying statutes of limitation, it is impractical to determine whether the total of uncertain tax positions will significantly increase or decrease within the next twelve months.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 —	Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the past three fiscal years is as follows:

	Fiscal Year
	2010	2009	2008
	(Dollars in millions)

Balance at beginning of fiscal year	$8.0	$7.8	$7.6
Increases related to prior year tax positions	—	0.2	—
Decreases related to prior year tax positions	—	(0.2)	—
Increases related to current year tax positions	0.4	1.0	1.0
Settlements	(0.9)	—	—
Lapse of statute of limitations	(0.5)	(0.8)	(0.8)

Balance at end of fiscal year	$7.0	$8.0	$7.8

The significant components of the income tax provision are as follows:

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions)

Current:
Federal	$36.0	$5.6	$7.3
State and local	6.8	1.2	1.5

	42.8	6.8	8.8
Deferred	(0.3)	6.8	0.7

Income tax provision	$42.5	$13.6	$9.5

The reconciliation of income tax at the statutory rate to the income tax provision is as follows:

	Fiscal Year-Ended
	2010	2009	2008
	(Dollars in millions)

Federal income tax at the statutory rate	$38.2	$12.4	$8.7
Effect of:
State and local taxes	5.1	1.3	1.4
Other, net	(0.8)	(0.1)	(0.6)

Income tax provision	$42.5	$13.6	$9.5

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5 —	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)
	2010	2009
	(Dollars in millions)

Current
Deferred tax assets:
Inventory items	$8.6	$10.1
Lease obligations	0.5	0.6
Employee benefits	7.9	7.8
Valuation allowances	(1.6)	(1.4)
Other	6.9	5.0

Net current deferred tax asset	$22.3	$22.1

Non-current
Deferred tax assets:
Lease obligations	$33.7	$33.6
Employee benefits	8.0	8.3
Federal net operating loss carryforwards	9.5	10.5
State net operating loss carryforwards	1.9	2.9
State credits	4.4	3.9
Other	3.6	5.0
Valuation allowances	(2.5)	(2.5)

	58.6	61.7
Deferred tax liabilities:
Depreciation	(60.2)	(62.9)
Other	(0.6)	(0.6)

	(60.8)	(63.5)

Net non-current deferred tax liability	$(2.2)	$(1.8)

Total Deferred Taxes	$20.1	$20.3

The company has approximately $27.2 million of gross federal net operating loss (“NOL”) carryforwards, with a net valuation allowance of $0.9 million, and $21.4 million of gross state NOL carryforwards, with a net valuation allowance of $0.2 million, which expire in fiscal year 2020 through fiscal year 2027 and fiscal year 2011 through fiscal year 2029, respectively. The company has net state tax credits of $4.4 million, with a valuation allowance of $3.0 million. The company increased its valuation allowances in fiscal 2010 to $4.1 million from $3.9 million in fiscal 2009. The increase was primarily the result of recording state credits and an associated valuation allowance against those credits offset by the reduction of the state NOL valuation allowance.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6 —	Financing

Short-term and long-term debt consists of the company’s 7.5 percent senior subordinated notes, the balance of which was $47.5 million and $66.0 million at the end of fiscal 2010 and 2009, respectively. As of January 30, 2010 and January 31, 2009, the company had no borrowings under the Amended Credit Facility.

Secured Credit Facility

On September 5, 2008, the company and certain of its subsidiaries entered into the Amended Credit Facility by amending certain terms and extending the maturity of its Credit Facility, originally entered into as of April 24, 2001. The Amended Credit Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in the company’s inventory, accounts receivable, personal property and other assets and is guaranteed by certain wholly-owned subsidiary of the company. The company has the option to request an increase in the size of the Amended Credit Facility up to $100 million (for a total facility of $400 million) in increments of $25 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Credit Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of average excess availability during the previous fiscal month. The Amended Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, are being amortized over the term of the Amended Credit Facility. As of January 30, 2010, the company had no borrowings outstanding under the Amended Credit Facility. As of January 30, 2010, the company had $18.4 million in standby letters of credit outstanding under the Amended Credit Facility.

The company did not borrow on the Amended Credit Facility during fiscal 2010. The company’s weighted average interest rate and weighted average borrowings under the Amended Credit Facility were 6.1 percent and $8.1 million during fiscal 2009.

The Amended Credit Facility contains customary covenants that, among other things, restrict the company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of its business. The company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, which represents net borrowing capacity, falls below certain levels. Further, the company is required to comply with a minimum fixed charge ratio covenant, if excess availability is less than ten percent of the borrowing base at any time. As of January 30, 2010, excess availability was $242.5 million. The Amended Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At January 30, 2010, the company was in compliance with all covenants under the Amended Credit Facility.

In November 2007, the company amended the Credit Facility to allow for the acquisition of the remaining equity of IdeaForest.com, Inc., which was renamed Joann.com, Inc. upon acquisition and subsequently converted to a limited liability company named joann.com, LLC.

Senior Subordinated Notes

On February 26, 2004, the company issued $100 million 7.5 percent senior subordinated notes due on March 1, 2012. Interest on the notes was payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million are reflected in other long-term assets and are being amortized as interest expense over the term of the notes utilizing the effective interest method. Beginning March 1, 2008,

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6 —	Financing (Continued)

the company had the option of redeeming the notes at any time, in accordance with certain call provisions of the related note indenture. The notes represented unsecured obligations that were subordinated to the Amended Credit Facility and were fully and unconditionally guaranteed by certain of the company’s wholly-owned subsidiaries.

During fiscal 2010, the company purchased $18.5 million in face value of the 7.5 percent senior subordinated notes at an average of 92 percent of par. The company recorded a pre-tax gain of $1.3 million, representing the cash discount received, net of the related write-off of applicable deferred financing costs.

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

On March 1, 2010, the company redeemed all outstanding principal amount of the 7.5 percent senior subordinated notes of approximately $47.5 million at par early, which was announced on January 5, 2010. As such, the company has classified the senior subordinated notes as short-term at January 30, 2010.

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

Right to Acquire Shares

The company is a party to an agreement with certain members of the two founding families of the company, whereby under certain circumstances, the company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 1.0 million shares are subject to this agreement as of January 30, 2010.

Note 8 —	Stock-Based Compensation

The company has various stock-based compensation plans that it utilizes as compensation for its Board of Directors, executive officers, senior management and other key employees. The company issues common shares and stock options under these various stock-based compensation plans. Stock-based compensation expense resulting from the issuance of restricted shares and stock options is recognized over the vesting period of the awards.

Summarized below are the various plans used by the company to administer its stock-based compensation award programs.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

Plan	Overview

2008 Incentive Compensation Plan (the “2008 Plan”)	Approved by Shareholders on June 11, 2008. Allows for the grant of stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allows the operation of a deferred stock program for non-employee directors. At January 30, 2010, 272,725 stock options, 714,781 restricted shares and 4,906 deferred stock units were outstanding under the 2008 Plan.

2008 Associate Stock Ownership Plan	Approved by Shareholders on June 11, 2008. It allows the operation of an employee stock purchase program.

1998 Incentive Compensation Plan (the “1998 Plan”)	Previously used to grant stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allowed the operation of an employee stock purchase program and a deferred stock program for non-employee directors. At January 30, 2010, 1,063,559 stock options, 406,120 restricted shares and 21,906 deferred stock units were outstanding under the 1998 Plan. This plan terminated on June 3, 2008. The termination of the plan does not affect awards that are currently outstanding under the plan.

1996 Stock Option Plan for Non-Employee Directors (the “Directors Stock Option Plan”)	Previously used to award stock options to non-employee directors. The plan is no longer used to grant stock options. During fiscal 2010, the remaining 3,225 options were exercised, so there were no options outstanding under the Directors Stock Option Plan at January 30, 2010. The Directors Stock Option Plan was deregistered on September 21, 2009.

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

Stock Options

The company does not grant stock options with an exercise price below fair market value on the date of issuance. The employee options granted under the 2008 Plan generally become exercisable ratably over a three or four-year span for each full year of continuous employment or service following the date of grant. Any non-employee director stock options granted under the 2008 Plan generally would become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and are exercisable at their vesting date or upon termination if the non-employee director terminates service one year or more after the grant date. No options have been granted to non-employee directors under the 2008 Plan. Both the employee and non-employee director stock options expire seven years after the date of the

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

The following table summarizes activity, pricing and other information for the company’s stock options for fiscal 2010:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	Per Option	Contractual Term	Value(a)

Outstanding at January 31, 2009	1,744,845	$18.57
Granted	278,702	12.76
Exercised	(634,694)	18.46
Cancelled	(52,569)	16.99

Outstanding at January 30, 2010	1,336,284	$17.47	4.5 years	$23,458,038

Expected to vest	1,284,238	$17.59	4.5 years	$22,386,858

Exercisable at January 30, 2010	396,975	$21.77	3.2 years	$5,258,528

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

Restricted Share Awards — Time-Based Awards

The vesting periods for the restricted shares and restricted stock units granted under the 2008 Plan are up to four years for employee restricted shares, and one year for non-employee director restricted shares and restricted stock units. The vesting periods for the restricted shares and restricted stock units granted under the 1998 Plan during fiscal 2007 and fiscal 2008 are up to four years for employee restricted shares, and one year for non-employee director restricted shares and restricted stock units. As of fiscal 2008, the restrictions lapse on restricted shares and restricted stock unit awards when a non-employee director terminates service one year or more after the grant date and a pro rata acceleration of the lapse of restrictions occurs when a director terminates service less than one year after such grants. All restrictions on restricted shares and restricted stock units terminate if the grantee remains in the continuous service of the company throughout the vesting period.

As of January 30, 2010, 1,120,901 restricted shares were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted share awards).

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

The following table summarizes activity for the 2008 Plan and 1998 Plan for time-based restricted stock awards for fiscal 2010:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding at January 31, 2009	794,654	$16.37
Granted — time-based	553,291	14.06
Granted — performance-based (a)	165,634	12.68
Vested	(365,069)	17.92
Cancelled	(27,609)	14.70

Outstanding at January 30, 2010	1,120,901	$14.22

a —	represents performance-based awards that became time-restricted share awards upon the achievement of the performance criteria as of January 30, 2010.

The fair value of restricted shares is determined based on the closing trading price of the company’s shares on the grant date.

During fiscal 2010, 2009 and 2008, the company granted time-based restricted share awards with weighted-average grant-date fair values of $13.74, $14.84 and $24.00, respectively. As of January 30, 2010, there was $5.8 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.5 years. During fiscal 2010, 2009 and 2008, the total fair value of shares fully vested was $6.5 million, $5.6 million and $4.8 million, respectively.

Restricted Shares — Performance-Based Awards

The performance-based awards approved by the Compensation Committee of the Board of Directors during fiscal 2010, fiscal 2009 and fiscal 2008 are issued only upon the achievement of specific measurable performance criteria. Performance shares are awarded at plus or minus the target grant depending upon the level of achievement of the specified performance metric at the end of the fiscal year. In fiscal 2010, 2009 and 2008 the company granted performance shares to its officers. The performance measurement associated with the fiscal 2010, fiscal 2009 and fiscal 2008 performance shares was the company’s earnings per share during each fiscal year

In fiscal 2010, the threshold for earning any performance shares was set at earnings per share of $0.69 per share. The Maximum payout was 150 percent of Target which was reduced from 200 percent of Target in fiscal 2009 and fiscal 2008. Target was set at $0.86 per share and maximum was set at $0.95 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 110,422 shares. Fiscal 2010 earnings per share were $2.51, which exceeded “Maximum” performance. As a result, the executive officers and other employees receiving performance shares earned 150 percent of their target performance shares, which amounted to 165,634 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. The fiscal 2010 performance shares issued will vest in equal installments over either a three or four-year period beginning one year after the original grant date. Expense of $0.9 million was recognized during fiscal 2010 for these performance shares.

In fiscal 2009, the threshold for earning any performance shares was set at earnings per share of $0.72 per share. Target was set at $0.90 per share and maximum was set at $1.08 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 135,675 shares. Fiscal

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 —	Stock-Based Compensation (Continued)

2009 earnings per share were $0.86, which was between Threshold and Target. As a result, the executive officers and other employees receiving performance shares earned approximately 78 percent of their target performance shares, which amounted to 105,580 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. The fiscal 2009 performance shares issued will vest in equal installments over either a three or four-year period following the date of grant. Expense of $0.7 million was recognized during fiscal 2009 for these performance shares.

In fiscal 2008, the threshold for earning any performance shares was set at earnings per share of $0.61 per share. Target was set at $0.75 per share and maximum was set at $0.91 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 97,100 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. Based upon the company’s fiscal 2008 results, 5,633 performance shares were issued, which will vest in equal installments over a four-year period following the date of grant. Expense of $0.1 million was recognized during fiscal 2008 for these performance shares.

Stock Value Bonus Plan

Effective for fiscal 2010, the Stock Value Bonus Plan takes the participant’s long-term incentive (“LTI”) value and converts it to units based on the closing stock price at the grant date. During fiscal 2010, the company granted cash-settled payouts with a weighted-average grant-date fair value of $12.68. At the end of fiscal 2010, the closing stock price on the third business day following the year-end earnings release was multiplied by the number of units to determine the actual LTI incentive, which is limited to 150 percent of the fair market value of the underlying common shares on the grant date. The value was locked in and will be paid in equal installments over a two or three-year vesting period if the grantee remains in the continuous service of the company throughout the vesting period.

As of January 30, 2010, the company recognized $1.9 million in compensation expense related to the fiscal year 2010 Stock Value Bonus Plan payout and there was $1.3 million of total unrecognized compensation cost related to the Plan expected to vest, which is expected to be recognized over a weighted-average period of 1.3 years.

Shares Available to Grant

The maximum aggregate number of shares that may be issued or delivered under the 2008 Plan is 1,825,000 shares. Any shares that are subject to awards of stock options or stock appreciation rights are counted against this limit as one share for every one share delivered under the award. Any shares that are subject to awards other than stock options or stock appreciation rights are counted against this limit as 1.57 shares for every one share delivered under those awards. The number of shares available for future awards under the 2008 Plan as of January 30, 2010 was 866,344. In addition, shares subject to prior awards made under the 1998 Plan that are forfeited become available for grant under the 2008 Plan.

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

authorized for sale over the term of the 2008 ASOP is limited to 600,000 shares. Prior to the 2008 ASOP, the company operated an employee stock purchase plan (“1998 ASOP”) under its 1998 Plan, which expired on June 3, 1998.

During fiscal 2010, stock purchase rights of 123,153 shares were granted and exercised under the 2008 ASOP. Stock purchase rights of 146,249 shares and 134,942 shares, respectively, were granted and exercised under the 1998 ASOP during fiscal 2009 and 2008, respectively. The 15 percent discount from market value granted to 2008 and 1998 ASOP participants on the purchase of shares at the end of each accumulation period represents the company’s non-cash contribution to the 2008 and 1998 ASOP and is recognized as compensation expense. The stock-based compensation expense was not significant for any of the years presented.

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

During fiscal 2010, 3,052 deferred stock units were deferred under the 2008 plan. During fiscal 2009, 1,854 deferred stock units were deferred under the 2008 plan, while 1,905 deferred stock units were deferred under the 1998 Plan. During fiscal 2008, 842 deferred stock units were deferred under the deferred stock program under the 1998 Plan.

Note 9 —	Savings Plan Retirement and Postretirement Benefits

The company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The company makes a 50 percent matching contribution up to a maximum employee contribution of six percent of the employee’s annual compensation. The company match is made in cash and is participant-directed. The amount of the company’s matching contributions during fiscal 2010, 2009 and 2008 were $1.8 million, $1.8 million and $1.7 million, respectively. The company does not provide postretirement health care benefits for its employees.

The company participates in a multi-employer pension plan for its union employees located at the Hudson Distribution Center. The Plan is administered by the United Steelworkers Union. The Plan is the “Steelworkers Pension Trust” and the company contributed $0.5 million, $0.6 million and $0.6 million for fiscal years 2010, 2009 and 2008, respectively.

Note 10 —	Commitments and Contingencies

On July 21, 2008, a purported wage and hour class action was filed against the company in Superior Court of the State of California, County of Los Angeles. In the complaint, as amended, six former company employees, individually and on behalf of the purported class members, alleged, among other things, that certain current and former California store team leaders employed by the company since July 21, 2004 were

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10 —	Commitments and Contingencies (Continued)

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

The company is involved in various litigation matters in the ordinary course of its business. The company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

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

The company recognizes lease expense for step rent provisions, escalation clauses, rent holiday, capital improvement funding and other lease concessions using the straight-line method over the minimum lease term. The company does have lease arrangements that have minimum lease payments dependent on an existing index or rate, such as the consumer price index or the prime interest rate. Certain leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums. In certain instances, the company is required to pay its pro rata share of real estate taxes and common area maintenance expenses.

The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $17.0 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals
(Dollars in millions)

2011	$151.9
2012	139.5
2013	125.1
2014	106.9
2015	89.9
Thereafter	213.7

$827.0

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11 —	Leases (Continued)

Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2010	2009	2008
(Dollars in millions)

Minimum rent expense	$149.6	$147.9	$146.4
Contingent rent expense	1.7	1.5	1.6
Sublease rent expense	(8.7)	(9.9)	(9.6)

	$142.6	$139.5	$138.4

Note 12 —	Segment Reporting

At January 30, 2010, the company operated 228 large-format stores and 518 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.

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

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12 —	Segment Reporting (Continued)

	Large-format	Small-format
	Stores	Stores	Other	Consolidated
	(Dollars in millions)

Fiscal 2010
Net sales	$1,072.9	$879.9	$37.9	$1,990.7
Store pre-opening and closing costs	3.7	8.0	—	11.7
Depreciation and amortization	31.5	10.6	14.2	56.3
Operating profit (loss)	119.6	128.4	(133.9)	114.1
Capital expenditures	10.9	17.6	11.2	39.7
Property, equipment and leasehold improvements, net	148.1	53.5	92.1	293.7

Fiscal 2009
Net sales	$997.7	$867.7	$35.7	$1,901.1
Store pre-opening and closing costs	5.9	6.4	—	12.3
Depreciation and amortization	31.6	9.3	13.3	54.2
Operating profit (loss)	69.1	95.9	(124.3)	40.7
Capital expenditures	35.5	13.2	26.0	74.7
Property, equipment and leasehold improvements, net	162.7	49.5	102.6	314.8

Fiscal 2008
Net sales	$989.4	$877.5	$11.9	$1,878.8
Store pre-opening and closing costs	2.7	5.7	—	8.4
Depreciation and amortization	31.6	8.4	11.8	51.8
Operating profit (loss)	67.2	96.4	(126.2)	37.4
Capital expenditures	11.5	15.1	11.1	37.7
Property, equipment and leasehold improvements, net	168.6	35.1	93.8	297.5

Note 13 —	Quarterly Financial Information (Unaudited)

Summarized below are the unaudited results of operations by quarter for fiscal 2010 and 2009:

	First	Second	Third	Fourth
Fiscal 2010	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$460.0	$419.4	$509.1	$602.2
Gross margin	222.9	206.6	259.8	286.4
Net income (loss)	8.6	(3.2)	24.1	37.1
Net income (loss) per common share:
Basic	$0.34	$(0.13)	$0.94	$1.42
Diluted	0.33	(0.13)	0.90	1.36

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13 —	Quarterly Financial Information (Unaudited) (Continued)

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter
(Dollars in millions, except per share data)

Net sales	$446.1	$403.0	$480.1	$571.9
Gross margin	206.8	191.8	235.5	248.6
Net income (loss)	3.0	(11.7)	10.2	20.4
Net income (loss) per common share:
Basic	$0.12	$(0.47)	$0.41	$0.81
Diluted	0.12	(0.47)	0.40	0.79

Note 14 —	Consolidating Financial Statements

The company’s 7.5 percent senior subordinated notes and Amended Credit Facility are fully and unconditionally guaranteed, on a joint and several basis, by the company’s wholly-owned subsidiaries. The Notes are subordinated to the company’s Amended Credit Facility. Effective July 5, 2009, the company restructured its legal entities, resulting in all but one of its wholly-owned subsidiaries becoming consolidated into the parent entity and the transfer of certain assets from the parent to a newly-formed subsidiary which became a guarantor of the Notes and Amended Credit Facility. The guarantor subsidiaries represent the new subsidiary and one remaining subsidiary that were not consolidated into the parent entity. On March 1, 2010, the company redeemed all outstanding principal amount of its 7.5 percent senior subordinated notes of approximately $47.5 million at par early, which was announced on January 5, 2010.

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

Summarized consolidating financial information of the company (excluding its subsidiaries) and the guarantor subsidiaries as of and for fiscal years 2010, 2009 and 2008 is as follows:

	January 30, 2010				January 31, 2009
Consolidating		Guarantor				Guarantor
Balance Sheets	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Assets
Current assets:
Cash and cash equivalents	$217.1	$—		$217.1	$55.0	$25.6		$80.6
Inventories	416.8	—		416.8	206.5	222.9		429.4
Deferred income taxes	20.1	2.2		22.3	14.8	7.3		22.1
Prepaid expenses and other current assets	27.0	2.9		29.9	25.5	6.2		31.7

Total current assets	681.0	5.1	—	686.1	301.8	262.0	—	563.8
Property, equipment and leasehold improvements, net	281.8	11.9		293.7	165.5	149.3		314.8
Goodwill, net	—	11.6		11.6	11.6	—		11.6
Other assets	3.1	5.9		9.0	(3.9)	13.4		9.5
Investment in subsidiaries	41.5	—	(41.5)	—	100.0	—	(100.0)	—
Intercompany receivable	—	30.7	(30.7)	—	307.7	—	(307.7)	—

Total assets	$1,007.4	$65.2	$(72.2)	$1,000.4	$882.7	$424.7	$(407.7)	$899.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147.4	$3.7		$151.1	$158.6	$(13.5)		$145.1
Accrued expenses	100.9	27.7		128.6	102.9	—		102.9
Senior subordinated notes — short term	47.5	—		47.5		—		—

Total current liabilities	295.8	31.4	—	327.2	261.5	(13.5)	—	248.0
Long-term debt	—	—		—	66.0	—		66.0
Long-term deferred income taxes	14.7	(12.5)		2.2	(4.8)	6.6		1.8
Lease obligations and other long-term liabilities	100.6	4.8		105.4	82.3	23.9		106.2
Intercompany payable	30.7	—	(30.7)	—	—	307.7	(307.7)	—
Shareholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	1.5	—		1.5	1.4	—		1.4
Additional paid-in capital	234.7	—		234.7	211.7	—		211.7
Retained earnings	377.0	41.5	(41.5)	377.0	310.4	100.0	(100.0)	310.4

	613.2	41.5	(41.5)	613.2	523.5	100.0	(100.0)	523.5
Treasury stock, at cost	(47.6)	—		(47.6)	(45.8)	—		(45.8)

Total shareholders’ equity	565.6	41.5	(41.5)	565.6	477.7	100.0	(100.0)	477.7

Total liabilities and shareholders’ equity	$1,007.4	$65.2	$(72.2)	$1,000.4	$882.7	$424.7	$(407.7)	$899.7

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	January 30, 2010				January 31, 2009
Consolidating Statements		Guarantor				Guarantor
of Operations	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,628.9	$580.1	$(218.3)	$1,990.7	$1,029.0	$1,447.8	$(575.7)	$1,901.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	846.9	386.4	(218.3)	1,015.0	613.7	980.6	(575.7)	1,018.6

Gross margin	782.0	193.7	—	975.7	415.3	467.2	—	882.5
Selling, general and administrative expenses	649.7	143.9		793.6	388.9	386.4		775.3
Store pre-opening and closing costs	9.7	2.0		11.7	7.2	5.1		12.3
Depreciation and amortization	41.3	15.0		56.3	28.3	25.9		54.2

Operating profit (loss)	81.3	32.8	—	114.1	(9.1)	49.8	—	40.7
Gain on purchase of senior subordinated notes	(1.3)	—		(1.3)	(4.2)	—		(4.2)
Interest expense, net	5.0	1.3		6.3	4.2	5.2		9.4

Income (loss) before income taxes	77.6	31.5	—	109.1	(9.1)	44.6	—	35.5
Income tax provision (benefit)	31.4	11.1		42.5	(1.9)	15.5		13.6

Income (loss) before equity income	46.2	20.4	—	66.6	(7.2)	29.1	—	21.9
Equity income from subsidiaries	20.4	—	(20.4)	—	29.1	—	(29.1)	—

Net income	$66.6	$20.4	$(20.4)	$66.6	$21.9	$29.1	$(29.1)	$21.9

	Fiscal Year-Ended February 2, 2008
		Guarantor
Consolidating Statements of Operations	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$1,024.6	$1,405.2	$(551.0)	$1,878.8
Cost of sales (exclusive of depreciation and amortization shown separately below)	612.4	945.0	(551.0)	1,006.4

Gross margin	412.2	460.2	—	872.4
Selling, general and administrative expenses	383.9	390.9		774.8
Store pre-opening and closing costs	4.0	4.4		8.4
Depreciation and amortization	25.8	26.0		51.8

Operating (loss) profit	(1.5)	38.9	—	37.4
Interest expense, net	5.5	7.0		12.5

(Loss) income before income taxes	(7.0)	31.9	—	24.9
Income tax (benefit) provision	(1.8)	11.3		9.5

(Loss) income before equity income	(5.2)	20.6	—	15.4
Equity income from subsidiaries	20.6	—	(20.6)	—

Net income	$15.4	$20.6	$(20.6)	$15.4

Jo-Ann Stores, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 —	Consolidating Financial Statements (Continued)

	Fiscal Year-Ended
	January 30, 2010				January 31, 2009
Consolidating Statements of		Guarantor				Guarantor
Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by (used for) operating activities	$203.1	$(19.1)	$—	$184.0	$135.6	$22.3	$—	$157.9
Net cash flows used for investing activities:
Capital expenditures	(33.2)	(6.5)	—	(39.7)	(51.6)	(23.1)	—	(74.7)
Payment for acquisition, net of cash acquired	(3.1)	—	—	(3.1)	(3.1)	—	—	(3.1)

Net cash used for investing activities	(36.3)	(6.5)	—	(42.8)	(54.7)	(23.1)	—	(77.8)
Net cash flows used for financing activities:
Purchase of senior subordinated notes	(17.0)	—	—	(17.0)	(29.5)	—	—	(29.5)
Proceeds from stock-based compensation plans	13.5	—	—	13.5	6.0	—	—	6.0
Other, net	(1.2)	—	—	(1.2)	(1.4)	—	—	(1.4)

Net cash used for financing activities	(4.7)	—	—	(4.7)	(24.9)	—	—	(24.9)

Net increase (decrease) in cash and cash equivalents	162.1	(25.6)	—	136.5	56.0	(0.8)	—	55.2
Cash and cash equivalents at beginning of year	55.0	25.6	—	80.6	(1.0)	26.4	—	25.4

Cash and cash equivalents at end of year	$217.1	$—	$—	$217.1	$55.0	$25.6	$—	$80.6

	Fiscal Year-Ended February 2, 2008
		Guarantor
Consolidating Statements of Cash Flows	Parent	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net cash provided by operating activities	$55.7	$17.9	$—	$73.6
Net cash flows used for investing activities:
Capital expenditures	(19.0)	(18.7)	—	(37.7)
Payment for acquisition, net of cash acquired	(11.7)	—	—	(11.7)

Net cash used for investing activities	(30.7)	(18.7)	—	(49.4)
Net cash flows used for financing activities:
Net change in revolving credit facility	(25.3)	—		(25.3)
Proceeds from stock-based compensation plans	7.8	—	—	7.8
Other, net	0.3	—	—	0.3

Net cash used for financing activities	(17.2)	—	—	(17.2)

Net increase (decrease) in cash and cash equivalents	7.8	(0.8)	—	7.0
Cash and cash equivalents at beginning of year	(8.8)	27.2	—	18.4

Cash and cash equivalents at end of year	$(1.0)	$26.4	$—	$25.4

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 30, 2010, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control — Integrated Framework.”

Based on management’s assessment of internal control over financial reporting under the criteria established in “Internal Control — Integrated Framework,” we concluded that, as of January 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 30, 2010, and their report appears on the next page.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:

We have audited Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jo-Ann Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 30, 2010 and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
April 15, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 as to our directors is incorporated herein by reference to the information set forth under the captions “Election of Directors — Nominees” and “Director Qualifications” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held on June 10, 2010 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Exchange Act within 120 days after the end of our fiscal year.

The information regarding the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the information set forth under the caption “Corporate Governance and Board Matters — Committees of the Board — The Audit Committee” in the Proxy Statement.

Information required by this Item 10 as to our executive officers is included in Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Risk Monitoring,” “Corporate Governance and Board Matters — Committees of the Board — The Compensation Committee” and “Compensation Committee Report” in the Proxy Statement.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 44 of this report.

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed in the Index to Exhibits, which appears in this Form 10-K below, are filed as part of this Form 10-K.

Index to Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as Exhibit 3.1 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)
3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.2 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)
4.1	Indenture between the company and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee, relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as Exhibit 4.4 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
4.2	Third Amended and Restated Rights Agreement, dated as of February 26, 2007, by and between Jo-Ann Stores, Inc. and National City Bank, as Rights Agent (filed as Exhibit 4.1 to the company’s Form 8-A/A filed with the Commission on March 2, 2007 and incorporated herein by reference)
10.1	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as Exhibit 10.3 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.2	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of November 13, 2007 (filed as Exhibit 10.4 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.3	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of October 15, 2008 (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on October 15, 2008 and incorporated herein by reference)*
10.4	Jo-Ann Stores, Inc. Compensation Clawback Policy (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on January 6, 2010 and incorporated herein by reference)*
10.5	Form of Compensation Clawback Policy Acknowledgement and Agreement, dated December 31, 2009 (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on January 6, 2010 and incorporated herein by reference)*
10.6	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended, dated November 13, 2007 (filed as Exhibit 10.6 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.7	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman, a member of one of the company’s original founding families and who is now deceased (Second Amended and Restated) (filed as Exhibit 10.10 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*
10.8	Amendment to the Second Amended and Restated Agreement dated February 22, 2007 among and between Jo-Ann Stores, Inc., Betty Rosskamm, and Joan Wittenberg, Sandra Zucker and Larry Zimmerman (the successors to Alma Zimmerman, a member of one of the company’s original founding families and who is now deceased) (filed as Exhibit 10.8 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)*
10.9	Credit Agreement dated as of April 24, 2001 among the company, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent (filed as Exhibit 10.9 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)
10.10	First Amendment to Credit Agreement dated as of April 24, 2001 (filed as Exhibit 10.10 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10.11	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as Exhibit 10.13 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.12	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as Exhibit 10.14 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)
10.13	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as Exhibit 10.15 to the company’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)
10.14	Fifth Amendment to Credit Agreement dated February 23, 2006 (filed as Exhibit 10.14 to the company’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)
10.15	Sixth Amendment to Credit Agreement dated November 5, 2007 (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)
10.16	Jo-Ann Stores, Inc. Deferred Compensation Plan, as amended on January 30, 2008 (filed as Exhibit 10.16 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.17	Form of Restricted Stock Award Agreement of the company (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.18	Form of Notice of Grant of Non-Qualified Stock Option (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*
10.19	Letter Agreement entered into on June 29, 2006 between the company and Darrell Webb regarding Mr. Webb’s employment with the company (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.20	Amended Employment Agreement dated February 19, 2008 between the company and Darrell Webb (filed as Exhibit 10.25 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.21	Letter Agreement entered into on July 10, 2006 between the company and Travis Smith regarding Mr. Smith’s employment with the company (filed as Exhibit 10.3 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.22	Amended Employment Agreement dated February 19, 2008 between the company and Travis Smith (filed as Exhibit 10.27 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.23	Letter Agreement entered into on July 27, 2006 between the company and James Kerr regarding Mr. Kerr’s employment with the company (filed as Exhibit 10.5 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.24	Amended Employment Agreement dated February 19, 2008 between the company and James Kerr (filed as Exhibit 10.29 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*
10.25	Split Dollar Insurance Agreement dated July 27, 2006 between the company and James Kerr (filed as Exhibit 10.7 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*
10.26	Lease Agreement dated October 19, 2006 between BPVisalia LLC, as Landlord, and Jo-Ann Stores Supply Chain Management, Inc., as Tenant (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 25, 2006 and incorporated herein by reference)
10.27	Split Dollar Insurance Agreement dated August 14, 2007 between the company and Darrell Webb (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*
10.28	Split Dollar Insurance Agreement dated August 14, 2007 between the company and Travis Smith (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*

Exhibit
Number	Exhibit Description

10.29	Employment Agreement dated November 19, 2007 between the company and Kenneth Haverkost (filed as Exhibit 10.2 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*
10.30	Form of Director Indemnification Agreements (filed as Exhibit 10.37 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)
10.31	Amended and Restated Credit Agreement, dated as of September 5, 2008, among the company as Lead Borrower, the Lenders party thereto, Bank of America, N.A., as Issuing Bank, Administrative Agent and Collateral Agent, Wells Fargo Retail Finance, LLC, National City Business Credit, Inc. and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on December 11, 2008 and incorporated herein by reference)
10.32	Split Dollar Insurance Agreement dated October 15, 2008 between the company and Kenneth Haverkost (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 15, 2008 and incorporated herein by reference)*
10.33	Jo-Ann Stores, Inc. 2008 Incentive Compensation Plan (filed as Appendix A to the company’s 2008 Proxy Statement filed with the Commission on April 28, 2008 and incorporated herein by reference)*
10.34	Jo-Ann Stores, Inc. 2008 Associate Stock Ownership Plan (filed as Appendix B to the company’s 2008 Proxy Statement filed with the Commission on April 28, 2008 and incorporated herein by reference)*
10.35	Employment Agreement dated March 16, 2009 between the company and Darrell Webb (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on March 18, 2009 and incorporated herein by reference)*
10.36	Letter Agreement dated April 5, 2010 between the company and Darrell Webb amending Mr. Webb’s employment agreement dated March 16, 2009 (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on April 5, 2010 and incorporated herein by reference)*
21	Subsidiaries of Jo-Ann Stores, Inc.
23	Consent of Ernst & Young LLP, Independent Auditors
24	Power of Attorney
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jo-Ann Stores, Inc.

April 15, 2010

By:	/s/ Darrell Webb
Darrell Webb
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Darrell Webb Darrell Webb	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Kerr James Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Scott Cowen* Scott Cowen	Director
/s/ Joseph DePinto* Joseph DePinto	Director
/s/ Ira Gumberg* Ira Gumberg	Director
/s/ Patricia Morrison* Patricia Morrison	Director
/s/ Frank Newman* Frank Newman	Director
/s/ David Perdue* David Perdue	Director
/s/ Beryl Raff* Beryl Raff	Director
/s/ Alan Rosskamm* Alan Rosskamm	Director
/s/ Tracey Travis* Tracey Travis	Director

*The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such directors.

April 15, 2010

By:	/s/ James Kerr
James Kerr, Attorney-in-Fact