Form 10-Q
period 2010-05-01
JO-ANN STORES INC
filed 2010-06-10
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of May 28, 2010: 27,309,356.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended May 1, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	May 1,	May 2,	January 30,
	2010	2009	2010
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$160.7	$85.0	$217.1
Inventories	405.0	406.6	416.8
Deferred income taxes	21.6	19.6	22.3
Prepaid expenses and other current assets	28.2	28.5	29.9

Total current assets	615.5	539.7	686.1

Property, equipment and leasehold improvements, net	294.3	307.0	293.7
Goodwill	11.6	11.6	11.6
Other assets	8.3	8.4	9.0

Total assets	$929.7	$866.7	$1,000.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$145.4	$135.6	$151.1
Accrued expenses	94.6	84.4	128.6
Senior subordinated notes — short term	—	—	47.5

Total current liabilities	240.0	220.0	327.2

Long-term debt	—	50.5	—
Long-term deferred income taxes	3.9	1.7	2.2
Lease obligations and other long-term liabilities	106.0	106.7	105.4
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 30,681,031; 29,188,133 and 29,989,966 shares, respectively	1.5	1.5	1.5
Additional paid-in capital	249.6	214.2	234.7
Retained earnings	395.2	319.0	377.0

	646.3	534.7	613.2
Treasury stock, at cost; 4,226,518; 3,744,482 and 3,773,890 shares, respectively	(66.5)	(46.9)	(47.6)

Total shareholders’ equity	579.8	487.8	565.6

Total liabilities and shareholders’ equity	$929.7	$866.7	$1,000.4

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(Dollars in millions, except share
	and per share data)

Net sales	$480.3	$460.0
Cost of sales (exclusive of depreciation and amortization shown separately below)	237.9	237.1

Gross margin	242.4	222.9

Selling, general and administrative expenses	195.4	190.4
Store pre-opening and closing costs	2.2	3.6
Depreciation and amortization	14.2	14.0

Operating profit	30.6	14.9
Gain on purchase of senior subordinated notes	—	(1.2)
Interest expense, net	0.9	1.6

Income before income taxes	29.7	14.5
Income tax provision	11.5	5.9

Net income	$18.2	$8.6

Net income per common share — basic	$0.69	$0.34

Net income per common share — diluted	$0.66	$0.33

Weighted average shares outstanding (in thousands):
Basic	26,312	25,303

Diluted	27,375	25,844

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
	(Dollars in millions)

Net cash flows provided by operating activities:
Net income	$18.2	$8.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.2	14.0
Deferred income taxes	2.4	2.4
Stock-based compensation expense	2.0	1.6
Amortization of deferred financing costs	0.3	0.2
Loss on disposal of fixed assets	0.3	0.5
Gain on purchase of senior subordinated notes	—	(1.2)
Changes in operating assets and liabilities:
Decrease in inventories	11.8	22.8
Decrease in prepaid expenses and other current assets	1.7	3.2
Decrease in accounts payable	(5.7)	(9.5)
Decrease in accrued expenses	(34.0)	(18.5)
Increase in other long-term liabilities	0.6	0.5
Other, net	0.3	0.6

Net cash provided by operating activities	12.1	25.2

Cash flows used for investing activities:
Capital expenditures	(15.0)	(6.6)

Cash used for investing activities	(15.0)	(6.6)

Net cash flows used for financing activities:
Purchase of senior subordinated notes	(47.5)	(14.1)
Proceeds from stock-based compensation plans	7.5	1.3
Purchase of common stock	(18.9)	(1.1)
Excess tax benefit (deficit) on stock-based compensation	5.4	(0.3)

Net cash used for financing activities	(53.5)	(14.2)

Net (decrease) increase in cash and cash equivalents	(56.4)	4.4
Cash and cash equivalents at beginning of period	217.1	80.6

Cash and cash equivalents at end of period	$160.7	$85.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.1	$2.8
Income taxes, net of refunds	15.2	7.7
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 750 retail stores in 48 states at May 1, 2010.
The company’s fiscal year ends on the Saturday closest to January 31. Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal year refers to the year in which the period ends (e.g., fiscal 2011 refers to the year-ended January 29, 2011).
The consolidated interim financial statements include the accounts of the company and its subsidiaries and have been prepared without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures herein are adequate to make the information not misleading. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
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
Typical of most retail companies, the company’s business is seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of May 2, 2009 has been provided.
The company’s cash and cash equivalents represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 1, 2010. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the company’s cash and cash equivalents was $160.7 million, $85.0 million and $217.1 million at May 1, 2010, May 2, 2009 and January 30, 2010, respectively. These fair values were determined using quoted prices in active markets for identical assets or liabilities (Level 1 measurements) in the fair value hierarchy.
Certain amounts in the May 2, 2009 financial statements have been reclassified to conform to the current year presentation.
During the first quarter of fiscal 2011, the Financial Accounting Standards Board issued various accounting standards updates (“ASU’s”) to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASU’s issued during the three month period ended May 1, 2010, that amended the original text of the ASC. Those issued during the period either provide supplemental guidance, are technical corrections, are not applicable to the company or are not expected to have a significant impact on the company.

Note 2 — Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
The following table presents information necessary to calculate basic and diluted income per common share (shares in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Weighted average shares outstanding:
Basic common shares	26,312	25,303
Incremental shares from assumed exercise of stock options	456	60
Incremental restricted shares	607	481

Diluted common shares	27,375	25,844

For the first quarter of fiscal 2011, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter. An average of 22,438 stock options for the quarter was not included in the computation of diluted net income per common share because they would have been anti-dilutive.
For the first quarter of fiscal 2010, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter. An average of 1,166,041 stock options for the quarter was not included in the computation of diluted net income per common share because they would have been anti-dilutive.
Note 3 — Shareholders’ Equity
During the first quarter of fiscal 2011, shares outstanding increased by 238,000 as follows:

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, January 30, 2010	26,216	3,774	$1.5	$234.7	$(47.6)	$377.0	$565.6
Net income	—	—	—	—	—	18.2	18.2
Exercise of stock options	394	—	—	6.6	—	—	6.6
Excess tax benefits on stock-based compensation	—	—	—	5.4	—	—	5.4
Stock-based compensation	258	—	—	2.0	—	—	2.0
Purchase of common stock	(453)	453	—	—	(18.9)	—	(18.9)
Associate Stock Ownership Plan	39	—	—	0.9	—	—	0.9

Year-to-date activity	238	453	—	14.9	(18.9)	18.2	14.2

Balance, May 1, 2010	26,454	4,227	$1.5	$249.6	$(66.5)	$395.2	$579.8

As of May 1, 2010, the company had 985,041 stock options outstanding and 921,262 restricted stock awards issued that remain subject to vesting.
Note 4 — Financing
On March 1, 2010, the company redeemed its entire remaining outstanding principal amount of the 7.5 percent senior subordinated notes for approximately $47.5 million at par.
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
Note 5 — Commitments and Contingencies
The company is involved in various litigation matters in the ordinary course of its business. The company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.
Note 6 — Subsequent Events
In May 2010, the Superior Court of the State of California, County of Los Angeles gave final approval to a negotiated settlement resulting from a wage and hour class action that was filed against the company on July 21, 2008. Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. This settlement had received preliminary approval from the court in November 2009. As of the end of May 1, 2010, the company has reserved fully for the total amount expected to be incurred by the company in connection with this litigation and settlement.
Note 7 — Segment Reporting
At May 1, 2010, the company operated 231 large-format stores and 519 small-format stores. At May 2, 2009, the company operated 220 large-format stores and 543 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
The company’s reportable segments include large-format stores, small-format stores and other. The financial results of the company’s Joann.com Internet business are included in the “other” segment. The small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. The large-format stores offer an expanded and more comprehensive product assortment than the small-format stores. The large-format stores also generally offer custom framing and educational programs that most small-format stores do not. The “other” category includes unallocated corporate assets and overhead in addition to the operating results of the Joann.com Internet business. The segments are evaluated based on revenues and operating profit contribution to the total corporation. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

Certain information not routinely used in the management of these segments or information that is impractical to report is not shown. The company does not report assets other than property, equipment and leasehold improvements by segment because not all assets are allocated to segments for purposes of measurement by the company’s chief operating decision maker.

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended May 1, 2010
Net sales	$257.2	$212.8	$10.3	$480.3
Store pre-opening and closing costs	0.3	1.9	—	2.2
Depreciation and amortization	7.5	2.8	3.9	14.2
Operating profit (loss)	30.8	31.5	(31.7)	30.6

Capital expenditures	3.3	8.2	3.5	15.0
Property, equipment and leasehold improvements, net	147.2	62.2	84.9	294.3

Thirteen Weeks Ended May 2, 2009
Net sales	$247.6	$202.9	$9.5	$460.0
Store pre-opening and closing costs	1.8	1.8	—	3.6
Depreciation and amortization	7.9	2.6	3.5	14.0
Operating profit (loss)	21.9	25.6	(32.6)	14.9

Capital expenditures	3.6	0.8	2.2	6.6
Property, equipment and leasehold improvements, net	166.3	49.4	91.3	307.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion is intended to provide the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in our fiscal 2010 Annual Report on Form 10-K.
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
As of May 1, 2010, we operated 750 stores in 48 states (231 large-format stores and 519 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.

Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also generally offer custom framing and educational programs that most small-format stores do not. They average approximately 36,500 square feet and generated average net sales per store of approximately $4.7 million in fiscal 2010. Our small-format stores offer a complete selection of fabric and a convenience assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 14,700 square feet and generated average net sales per store of approximately $1.7 million in fiscal 2010.
Executive Overview
We achieved record financial results in the first quarter of fiscal 2011. Sales remained strong, even as we began to cycle positive sales results from the previous year. Our same-store sales increased 4.1 percent for the first quarter of fiscal 2011, which was driven by an increase in both transactions and average ticket. The first quarter of fiscal 2011 represents our second consecutive quarter of average ticket growth, as some higher ticket and discretionary product categories began to show improving sales trends.
Sales growth was well-balanced across our sewing and non-sewing business. Our seasonal merchandise and custom framing categories, which struggled through the recession, delivered positive sales trends for the first time in two years. Home decorating fabric sales were still slightly negative as a result of subdued activity in the housing market.
Categories within the non-sewing side of our business that performed exceptionally well during the first quarter of fiscal 2011 include floral, kids crafts and food crafting. Quilting, fleece and notions delivered the strongest sales within the sewing side of our business.
In addition, we achieved sales growth in our e-commerce business, Joann.com.
During fiscal 2010, we invested capital in upgrading the technical infrastructure and the customer interface pages for Joann.com. We have begun to focus on expanding the product assortment on our website. During the first quarter of fiscal 2011, we increased the stock-keeping units (“SKUs”) available for purchase online to 75,000, which represents a 33 percent increase versus the first quarter of fiscal 2010. These enhancements are paying off with strong sales growth as we continue to refine our website.
We continued to progress favorably on our global sourcing and inventory management initiatives, which include improved management of seasonal and clearance inventory and optimization of promotional markdowns. This favorable progress has contributed to our gross margin improvement.
Late in fiscal 2010, we completed the transition of our 46,000 basic SKUs to our new JDA demand and fulfillment system. This new replenishment system has helped improve in-stocks while reducing safety stock levels, resulting in less basic merchandise on hand. This improvement has favorably impacted clearance markdowns during annual plan-o-gram updates, resulting in improved gross margin.
During the first quarter of fiscal 2011, we continued our trend of selling, general and administrative (“SG&A”) expense leverage improvement, which was due to our sales increase and our efforts to reduce expenses and improve productivity across the business. Our distribution centers generated an eight percent increase in productivity during the first quarter of fiscal 2011. Several new initiatives, including the roll-out of voice directed receiving technology and new engineered labor standards helped us achieve these improvements. Distribution center productivity contributed 10 basis points of the company’s overall SG&A leverage improvement for the first quarter of fiscal 2011.
As a result of our strong sales, gross margin and SG&A performance, earnings per share were $0.66, a 100 percent increase over the first quarter of fiscal 2010.
We opened 10 new stores in the first quarter of fiscal 2011 and expect to open approximately 30 new stores during the full fiscal year. During fiscal 2011, we now plan to close 25 stores, as compared to our previous guidance of 30. A combination of strong financial performance and negotiated lease reductions will enable us to reduce the number of expected operational closures.

We completed 12 remodels during the first quarter of fiscal 2011 and expect to complete at least 40 remodels during the full fiscal year. Our store capital plan is on schedule and the store projects completed during the first quarter of fiscal 2011 are exceeding our sales projections.
Overall, we believe that the company is positioned for sustainable sales and margin growth as we execute our strategic initiatives.
Recent Developments and Business Update
Outlook for Fiscal 2011
Based upon the company’s first quarter results and management’s operating assumptions for the remainder of the year, the company is increasing its previously announced expectations for fiscal 2011. The key considerations underlying our outlook for fiscal 2011 include:
•	Same-store sales increase of approximately 2.5% to 3.5% for the year;
•	Gross margin rate improvement of 40 to 70 basis points for the year versus the previously announced range of approximately 20 to 50 basis points;
•	SG&A, as a percentage of net sales, improvement of 30 to 60 basis points for the year versus the previously announced range of approximately 20 to 50 basis points;
•	Capital expenditures, net of landlord allowances, for the full year of approximately $50 million;
•	Earnings per diluted share in the range of $2.95 to $3.10 for the year versus the previously announced range of $2.75 to $2.90;
•	Free cash flow in the range of $80 to $85 million for the year (free cash flow defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures, net of landlord allowances);
•	Weighted-average diluted share count of approximately 27.4 million shares for the year.
Results of Operations
The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen
	Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Gross margin	50.5%	48.5%
Selling, general and administrative expenses	40.7%	41.4%
Store pre-opening and closing costs	0.5%	0.8%
Depreciation and amortization	2.9%	3.1%

Operating profit	6.4%	3.2%

Net Sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Consolidated net sales	$480.3	$460.0	4.4%
Increase from prior year	$20.3
Same-store sales percentage change	4.1%	1.0%
Comparison of the Thirteen Weeks Ended May 1, 2010 to May 2, 2009
Overall, consolidated net sales increased for the first quarter of fiscal 2011. Same-store sales increased 4.1 percent compared with a same-store sales increase of 1.0 percent for the first quarter of fiscal 2010. The improvement in same-store sales was driven by a 2.9 percent increase in customer transactions and a 1.2 percent increase in average ticket as compared to the first quarter of fiscal 2010. Our total store count of 750 at the end of the first quarter of fiscal 2011 was down 13 stores compared to the end of the first quarter of fiscal 2010; however, total store square footage of 16.1 million square feet at the end of first quarter fiscal 2011 remained flat compared with the end of first quarter fiscal 2010. In total, we opened ten new stores and closed six stores during the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010 when we opened 12 new stores and closed 13 stores.
On a category basis, our sewing businesses represented 53 percent of our fiscal 2011 first quarter net sales volume and increased approximately 5.5 percent on a same-store sales basis over the first quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories.
Our non-sewing businesses represented 47 percent of our fiscal 2011 first quarter net sales volume and increased approximately 3.2 percent on a same-store sales basis over the first quarter of the prior year. Our core craft categories remained strong, sales trends in our seasonal business turned positive for the first time in over two years and our custom framing merchandise category delivered positive sales trends.
Sales by Segment:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Large-format stores
Net sales	$257.2	$247.6	3.9%
Increase from prior year	$9.6
Same-store sales percentage change	1.9%	(0.6)%

Small-format stores
Net sales	$212.8	$202.9	4.9%
Increase from prior year	$9.9
Same-store sales percentage change	6.9%	3.0%

Other
Net sales	$10.3	$9.5	8.4%
Increase from prior year	$0.8

Comparison of the Thirteen Weeks Ended May 1, 2010 to May 2, 2009
Sales for large-format stores increased for the first quarter of fiscal 2011 due to the net increase in the number of new stores and the increase in same-store sales. The number of large-format stores in operation increased to 231 at the end of the first quarter of fiscal 2011 from 220 at the end of the same quarter of fiscal 2010. Large-format stores accounted for approximately 53.6 percent of total first quarter net sales in fiscal 2011 as compared to 53.8 percent for the same period in the prior year.
Same-store sales for large-format stores increased 1.9 percent for the quarter, versus a same-store sales decrease of 0.6 percent in the first quarter last year. The increase in same-store sales was due to a 1.8 percent increase in customer transactions combined with a 0.1 percent increase in average ticket during the first quarter of fiscal 2011 as compared to the same quarter last year.
Sales for small-format stores increased for the first quarter of fiscal 2011 due to an increase in same-store sales. The number of small-format stores in operation decreased to 519 at the end of the first quarter of fiscal 2011 compared with 543 at the end of the same quarter last year. Small-format stores accounted for approximately 44.3 percent of total first quarter net sales in fiscal 2011 as compared to 44.1 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 6.9 percent compared with a same-store sales increase of 3.0 percent for the first quarter of fiscal 2010. The increase in same-store sales was due to a 4.0 percent increase in customer transactions, coupled with a 2.9 percent increase in average ticket as compared to the first quarter of fiscal 2010. We continue to see the ongoing benefit from our store remodels and store optimizations in our small-format stores.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 2.1 percent of first quarter net sales both in fiscal 2011 and the same period in the prior year.
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
Gross Margin:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Gross margin	$242.4	$222.9	8.7%
Increase from prior year	$19.5
Percentage of consolidated net sales	50.5%	48.5%
As a percent of net sales, gross margin increased 200 basis points to 50.5 percent for the first quarter of fiscal 2011 compared with 48.5 percent for the same quarter last year. The improvement in our gross margin rate primarily was driven by global sourcing efforts, improved inventory management of seasonal and clearance merchandise and promotional markdown optimization.

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
Distribution costs included within SG&A amounted to $11.4 million and $12.1 million for the first quarter of fiscal 2011 and 2010, respectively. Store occupancy costs included within SG&A amounted to $46.9 million and $46.0 million for the first quarter of fiscal 2011 and 2010, respectively.
Selling, General and Administrative Expenses:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Selling, General and Administrative Expenses	$195.4	$190.4	2.6%
Increase from prior year	$5.0
Percentage of consolidated net sales	40.7%	41.4%
For the first quarter of fiscal 2011, SG&A expense, as a percentage of net sales, improved by 70 basis points to 40.7 percent compared with 41.4 percent of net sales in the first quarter last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 2.6 percent during the first quarter of fiscal 2011, while, for the same period, net sales increased by 4.4 percent as compared to the first quarter of fiscal 2010.
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
Store pre-opening and closing costs:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Store pre-opening and closing costs	$2.2	$3.6	38.9%
Decrease from prior year	$(1.4)
Percentage of consolidated net sales	0.5%	0.8%

Store pre-opening costs	$1.7	$1.9	10.5%
Decrease from prior year	$(0.2)
Stores opened	10	12

Store closing costs	$0.5	$1.7	70.6%
Decrease from prior year	$(1.2)
Stores closed	6	13

During the first quarter of fiscal 2011 we opened two large-format stores and eight small-format stores, whereas in the first quarter of the prior year we opened 11 large-format stores and one small-format store.
During the first quarter of fiscal 2011 we closed six small-format stores as compared to the first quarter of fiscal 2010 when we closed one large-format store and 12 small-format stores.
For the full year, we plan to open approximately 30 stores, close 25 stores and remodel at least 40 stores.
Depreciation and amortization. Depreciation and amortization expense increased $0.2 million to $14.2 million in the first quarter of fiscal 2011. The increase primarily is due to incremental depreciation associated with fiscal 2011 and 2010 expenditures on new stores and remodels as well as spending related to technology.
Operating Profit:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Operating profit	$30.6	$14.9	105.4%
Increase from prior year	$15.7
Percentage of consolidated net sales	6.4%	3.2%
Operating profit for the first quarter of fiscal 2011 increased primarily due to the increase in same-store sales, improvement in gross margin and our continued efforts to control expenses.
Operating Profit (Loss) by Segment:

	Thirteen Weeks Ended
	May 1,	May 2,	Percentage
(Dollars in millions)	2010	2009	Change
Large-format stores
Operating profit	$30.8	$21.9	40.6%
Increase from prior year	$8.9

Small-format stores
Operating profit	$31.5	$25.6	23.0%
Increase from prior year	$5.9

Other
Operating loss	$(31.7)	$(32.6)	2.8%
Decrease from prior year	$0.9
Comparison of the Thirteen Weeks Ended May 1, 2010 to May 2, 2009
The improvement in large-format store operating profit was driven by the $9.6 million increase in store sales volume, which was due to a combination of the net increase in the number of new stores and an increase in same-store sales, in addition to the improvement in gross margin and our continued efforts to control expenses.

The improvement in small-format store operating profit was driven primarily by a 6.9 percent increase in same-store sales, which was due to the store remodels and optimizations that occurred during fiscal 2011 and 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business. The decrease in operating loss during the first quarter of fiscal 2011 of our “other” segment is due primarily to our continued efforts to control expenses.
Gain on purchase of senior subordinated notes. In the first quarter of fiscal 2010, we recorded a pre-tax gain of $1.2 million as a result of the purchase of $15.5 million of our 7.5 percent senior subordinated notes at an average of 91 percent of par, net of the related write-off of applicable deferred financing costs, which did not recur in the first quarter of fiscal 2011.
Interest expense. Interest expense for the first quarter of fiscal 2011 was $0.9 million, a decrease of $0.7 million compared to the first quarter of fiscal 2010. The decrease is attributable to lower average debt levels. Our average debt levels improved to an average of $14 million in the first quarter of fiscal 2011 compared to an average of $55 million in the first quarter of fiscal 2010.
We had no debt outstanding at the end of the first quarter versus $50.5 million at the end of the first quarter last year.
Income taxes. Our effective income tax rates for the first quarters of fiscal 2011 and fiscal 2010 were approximately 38.7 percent and 40.7 percent, respectively. Our effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.
Liquidity and Capital Resources
Our capital requirements are primarily for capital expenditures in connection with new store openings, store remodels, other infrastructure investments and working capital requirements for seasonal inventory builds and new store inventory purchases. Working capital requirements fluctuate during the year and reach their highest levels during the third fiscal quarter as we increase our inventory in preparation for our peak selling season during the months of September through December. These requirements can be funded through a combination of internally generated cash flows from operations, credit extended by suppliers and borrowings under our credit facility.
The following table provides cash flow related information for the first quarter of fiscal 2011 and fiscal 2010:

Dollars in millions	2011	2010

Net cash provided by operating activities	$12.1	$25.2
Cash used for investing activities	(15.0)	(6.6)
Net cash used for financing activities	(53.5)	(14.2)

Net (decrease) increase in cash and cash equivalents	$(56.4)	$4.4

Ending cash and cash equivalents	$160.7	$85.0

Net cash provided by operating activities
Net cash provided by operations decreased by $13.1 million to $12.1 million in the first quarter of fiscal 2011, compared with $25.2 million in the first quarter of fiscal 2010. The year-over-year decrease in cash provided by operations primarily was attributable to a $15.5 million decrease in accrued liabilities as compared to the same period last year primarily due to the payout of accrued compensation during the first quarter of fiscal 2011. Inventories decreased $11.8 million in the first quarter of fiscal 2011, compared with a $22.8 million decrease in the first quarter of fiscal 2010. Comparing inventory levels as of the end of the first quarter of fiscal years 2011 and 2010, inventories remained relatively flat with a $1.6 million decrease year-over-year.
Cash used for investing activities
Cash used for investing activities totaled $15.0 million in the first quarter of fiscal 2011, compared with $6.6 million in the first quarter of fiscal 2010, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirteen Weeks Ended
	May 1,	May 1,
Dollars in millions	2010	2009

Cash	$12.0	$1.8
Cash — landlord reimbursed	3.0	4.8

Total	$15.0	$6.6

During the first quarter of fiscal 2011, we opened two large-format stores and eight small-format stores as compared to the first quarter of the prior year when we opened 11 large-format stores and one small-format store. We remodeled 12 stores in the first quarter of fiscal 2011, one of which was reclassified as a large-format store as a result of the remodel, as compared to the first quarter of fiscal 2010 when we remodeled two stores. The increase in capital expenditures is primarily due to the increase in store remodel activity during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Investment in store related expenditures, including store remodels and new store openings and information technology projects, represented the majority of the capital spending during the first quarter of fiscal 2011.
Net cash used for financing activities
Net cash used for financing activities was $53.5 million during the first quarter of fiscal 2011, compared with $14.2 million during the same period in fiscal 2010. On March 1, 2010, we retired the remaining $47.5 million principal of our 7.5 percent senior subordinated notes at par value.
During the first quarter of fiscal 2011, we bought back approximately 453,000 of the company’s shares at an average price paid per share of $41.73. We have approximately 483,000 shares remaining under our current board share buy-back authorization.
During the first quarter of fiscal 2010, we purchased $15.5 million in face value of our 7.5 percent senior subordinated notes at an average of 91 percent of par. We recorded a pre-tax gain of $1.2 million, representing the cash discount received, net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.

As of May 1, 2010, we had the ability to borrow $239.5 million under our credit facility, subject to the borrowing base calculation.
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
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical can be found in our fiscal 2010 Annual Report on Form 10-K in the notes to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Contractual Obligations
There have been no material changes to the table of contractual obligations and commitments presented on page 38 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Cautionary Statement Concerning Forward-Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect our current views of future events and financial performance, involve certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and similar expressions as they relate to us or future events or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are intended to identify such forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, the items described in “Item 1A. Risk Factors” of our fiscal 2010 Annual Report on Form 10-K, as well as changes in general economic conditions, risks in implementing new marketing initiatives, natural disasters and geo-political events, changes in customer demand, changes in trends in the fabric and craft industry, changes in the competitive pricing for products, the impact of competitors’ store openings and closings, our dependence on suppliers, seasonality, disruptions to the transportation system or increases in transportation costs, energy costs, our ability to recruit and retain highly qualified personnel, our ability to manage our inventory, our ability to effectively manage our distribution network, disruptions to our information systems, failure to maintain the security of our electronic and other confidential information, failure to comply with various laws and regulations, failure to successfully implement the store growth strategy, changes in accounting standards and effective tax rates, inadequacy of our insurance coverage, cash and cash equivalents held at financial institutions in excess of federally insured limits, volatility of our stock price, damage to our reputation, and other factors, including other factors discussed elsewhere in this report. We caution readers not to place undue reliance on these forward-looking statements. We assume no obligation to update any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of May 1, 2010 has not changed materially since January 30, 2010. Information regarding our financial instruments and market risk as of January 30, 2010 is disclosed in our fiscal 2010 Annual Report on Form 10-K.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of May 1, 2010, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In May 2010, the Superior Court of the State of California, County of Los Angeles gave final approval to a negotiated settlement resulting from a wage and hour class action that was filed against the company on July 21, 2008. Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. This settlement had received preliminary approval from the court in November 2009. As of the end of May 1, 2010, the company has reserved fully for the total amount expected to be incurred by the company in connection with this litigation and settlement.
We are involved in various other litigation matters in the ordinary course of our business. We do not expect that any of these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended January 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by Jo-Ann Stores, Inc.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
January 31 — February 27, 2010	522	$36.87	1,214,469	935,531
February 28 — April 3, 2010	351,995	$41.48	1,566,464	583,536
April 4 — May 1, 2010	100,111	$42.65	1,666,575	483,425

Total	452,628	$41.73	1,666,575	483,425

In December 1998, our Board of Directors authorized a discretionary program that allowed us to buy back 2,150,000 common shares. That program does not have a stated expiration date. In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees in connection with the vesting of restricted shares that were provided to us to satisfy minimum statutory tax withholding requirements. During the second quarter of fiscal 2011 through June 9, 2010, we bought back 307,400 shares at an average price paid per share of $44.16.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
a) Exhibits

No.	Exhibit Description
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JO-ANN STORES, INC.
DATE: June 10, 2010	/s/ Darrell Webb
Darrell Webb,
Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer