Form 10-Q
period 2010-07-31
JO-ANN STORES INC
filed 2010-09-09
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 27, 2010: 27,024,482.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended July 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	July 31,	August 1,	January 30,
	2010	2009	2010
	(Dollars in millions, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$126.1	$80.2	$217.1
Inventories	445.6	460.1	416.8
Deferred income taxes	19.9	20.3	22.3
Prepaid expenses and other current assets	45.0	36.0	29.9

Total current assets	636.6	596.6	686.1

Property, equipment and leasehold improvements, net	297.2	302.7	293.7
Goodwill	11.6	11.6	11.6
Other assets	8.8	8.3	9.0

Total assets	$954.2	$919.2	$1,000.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$169.0	$178.5	$151.1
Accrued expenses	99.9	96.6	128.6
Senior subordinated notes — short term	—	—	47.5

Total current liabilities	268.9	275.1	327.2

Long-term debt	—	50.5	—
Long-term deferred income taxes	3.7	—	2.2
Lease obligations and other long-term liabilities	108.3	105.3	105.4
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 30,812,850; 29,366,390 and 29,989,966 shares, respectively	1.5	1.5	1.5
Additional paid-in capital	253.7	218.1	234.7
Retained earnings	400.6	315.8	377.0

	655.8	535.4	613.2
Treasury stock, at cost; 4,590,338; 3,756,128 and 3,773,890 shares, respectively	(82.5)	(47.1)	(47.6)

Total shareholders’ equity	573.3	488.3	565.6

Total liabilities and shareholders’ equity	$954.2	$919.2	$1,000.4

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(Dollars in millions, except share and per share data)

Net sales	$439.3	$419.4	$919.6	$879.4
Cost of sales (exclusive of depreciation and amortization shown separately below)	217.6	212.8	455.5	449.9

Gross margin	221.7	206.6	464.1	429.5

Selling, general and administrative expenses	194.5	193.3	389.9	383.7
Store pre-opening and closing costs	2.6	2.8	4.8	6.4
Depreciation and amortization	14.5	13.9	28.7	27.9

Operating profit (loss)	10.1	(3.4)	40.7	11.5
Gain on purchase of senior subordinated notes	—	—	—	(1.2)
Interest expense, net	0.5	1.5	1.4	3.1

Income (loss) before income taxes	9.6	(4.9)	39.3	9.6
Income tax provision (benefit)	4.2	(1.7)	15.7	4.2

Net income (loss)	$5.4	$(3.2)	$23.6	$5.4

Net income (loss) per common share — basic	$0.21	$(0.13)	$0.90	$0.21

Net income (loss) per common share — diluted	$0.20	$(0.13)	$0.87	$0.21

Weighted average shares outstanding (in thousands):
Basic	26,333	25,516	26,304	25,405

Diluted	27,215	25,516	27,279	26,093

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
	(Dollars in millions)
Net cash flows provided by operating activities:
Net income	$23.6	$5.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.7	27.9
Deferred income taxes	3.9	—
Stock-based compensation expense	4.2	4.2
Amortization of deferred financing costs	0.4	0.3
Loss on disposal of fixed assets	0.7	0.9
Gain on purchase of senior subordinated notes	—	(1.2)
Gross excess tax deficit on stock-based compensation	—	(0.4)
Changes in operating assets and liabilities:
Increase in inventories	(28.8)	(30.7)
Increase in prepaid expenses and other current assets	(15.1)	(4.3)
Increase in accounts payable	17.9	33.4
Decrease in accrued expenses	(28.7)	(6.3)
Increase (decrease) in lease obligations, net	2.3	(0.7)
Increase (decrease) in other long-term liabilities	0.6	(0.2)
Other, net	(0.3)	0.7

Net cash provided by operating activities	9.4	29.0

Cash flows used for investing activities:
Capital expenditures	(32.8)	(16.7)

Cash used for investing activities	(32.8)	(16.7)

Net cash flows used for financing activities:
Purchase of senior subordinated notes	(47.5)	(14.1)
Proceeds from stock-based compensation plans	8.4	2.4
Purchase of Jo-Ann Stores, Inc. common stock	(34.9)	(1.3)
Gross excess tax benefit on stock-based compensation	6.4	0.3

Net cash used for financing activities	(67.6)	(12.7)

Net decrease in cash and cash equivalents	(91.0)	(0.4)
Cash and cash equivalents at beginning of period	217.1	80.6

Cash and cash equivalents at end of period	$126.1	$80.2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.4	$3.1
Income taxes, net of refunds	34.9	16.6
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 752 retail stores in 48 states at July 31, 2010.
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
Typical of most retail companies, the company’s business is seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of August 1, 2009 has been provided.
The company’s cash and cash equivalents represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2010. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the company’s cash and cash equivalents was $126.1 million, $80.2 million and $217.1 million at July 31, 2010, August 1, 2009 and January 30, 2010, respectively. These fair values were determined using quoted prices in active markets for identical assets or liabilities (Level 1 measurements) in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no changes in fair value related to these assets during the thirteen or twenty-six weeks ended July 31, 2010.
Certain amounts in the August 1, 2009 financial statements have been reclassified to conform to the current year presentation.

During the first quarter of fiscal 2011, the Financial Accounting Standards Board issued various accounting standards updates (“ASUs”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There has been a number of ASUs issued during the three-month period ended July 31, 2010, that amended the original text of the ASC. Those issued during the period either provide supplemental guidance, are technical corrections, are not applicable to the company or are not expected to have a significant impact on the company.
Note 2 — Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
The following table presents information necessary to calculate basic and diluted income per common share (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Weighted average shares outstanding:
Basic common shares	26,333	25,516	26,304	25,405
Incremental shares from assumed exercise of stock options	360	—	411	169
Incremental restricted shares	522	—	564	519

Diluted common shares	27,215	25,516	27,279	26,093

For the second quarter and first half of fiscal 2011, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter and year-to-date period. An average of 59,563 stock options for the second quarter and 40,995 stock options for the first half of fiscal 2011 were not included in the computation of diluted net income per common share because they would have been anti-dilutive.
For the second quarter of fiscal 2010, all outstanding stock-based awards were excluded from the calculation of diluted net loss per common share, because they would have had an anti-dilutive effect due to the company’s net loss for the period. For the first half of fiscal 2010, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the year-to-date period. An average of 701,446 stock options for the first half of 2010 was not included in the computation of diluted net income per common share because they would have been anti-dilutive.

Note 3 — Shareholders’ Equity

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, January 30, 2010	26,216	3,774	$1.5	$234.7	$(47.6)	$377.0	$565.6
Net income	—	—	—	—	—	23.6	23.6
Exercise of stock options	424	—	—	7.5	—	—	7.5
Excess tax benefits on stock-based compensation	—	—	—	6.4	—	—	6.4
Stock-based compensation	360	—	—	4.2	—	—	4.2
Purchase of common stock	(816)	816	—	—	(34.9)	—	(34.9)
Associate Stock Ownership Plan	39	—	—	0.9	—	—	0.9

Year-to-date activity	7	816	—	19.0	(34.9)	23.6	7.7

Balance, July 31, 2010	26,223	4,590	$1.5	$253.7	$(82.5)	$400.6	$573.3

As of July 31, 2010, the company had 983,939 stock options outstanding and 845,234 restricted stock awards.
Note 4 — Financing
During the first quarter of fiscal 2011, the company redeemed its entire remaining outstanding principal amount of the 7.5 percent senior subordinated notes for approximately $47.5 million at par.
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
In May 2010, the Superior Court of the State of California, County of Los Angeles gave final approval to a negotiated settlement resulting from a wage and hour class action that was filed against the company on July 21, 2008. Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. This settlement had received preliminary approval from the court in November 2009. As of July 31, 2010, the company had settled this litigation for an amount that was fully reserved for previously.
Note 6 — Segment Reporting
At July 31, 2010, the company operated 233 large-format stores and 519 small-format stores. At August 1, 2009, the company operated 222 large-format stores and 536 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.

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

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended July 31, 2010
Net sales	$238.2	$192.4	$8.7	$439.3
Store pre-opening and closing costs	1.1	1.5	—	2.6
Depreciation and amortization	7.5	3.0	4.0	14.5
Operating profit (loss)	19.1	22.2	(31.2)	10.1

Capital expenditures	1.8	8.1	7.9	17.8

Thirteen Weeks Ended August 1, 2009
Net sales	$229.3	$182.6	$7.5	$419.4
Store pre-opening and closing costs	0.5	2.3	—	2.8
Depreciation and amortization	8.1	2.5	3.3	13.9
Operating profit (loss)	14.3	17.3	(35.0)	(3.4)

Capital expenditures	1.2	4.9	4.0	10.1

Twenty-Six Weeks Ended July 31, 2010
Net sales	$496.1	$404.5	$19.0	$919.6
Store pre-opening and closing costs	1.4	3.4	—	4.8
Depreciation and amortization	15.0	5.8	7.9	28.7
Operating profit (loss)	49.9	53.7	(62.9)	40.7

Capital expenditures	5.1	16.3	11.4	32.8
Property, equipment and leasehold improvements, net	141.8	67.7	87.7	297.2

Twenty-Six Weeks Ended August 1, 2009
Net sales	$477.5	$384.9	$17.0	$879.4
Store pre-opening and closing costs	2.3	4.1	—	6.4
Depreciation and amortization	16.0	5.1	6.8	27.9
Operating profit (loss)	36.3	42.8	(67.6)	11.5

Capital expenditures	4.8	5.7	6.2	16.7
Property, equipment and leasehold improvements, net	159.9	50.4	92.4	302.7

Note 7 — Subsequent Event
On August 12, 2010, the company’s board of directors increased the authorization under the company’s existing common share repurchase program by one million shares. Under the existing program, 115,165 common shares remained available for purchase by the company. The company is now authorized to repurchase up to an aggregate of 1,115,165 common shares under the program. Purchases under the program may be made from time-to-time in the open market or in negotiated transactions and at such prices and upon such other terms as the company determines. The expanded common share repurchase program has no stated expiration date.
During the third quarter of fiscal 2011 through September 8, 2010, we bought back 378,475 shares at an average price paid per share of $42.04.

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
General Overview
We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores, operating as Jo-Ann Fabric and Craft stores and website (www.joann.com), feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.
As of July 31, 2010, we operated 752 stores in 48 states (233 large-format stores and 519 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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
Executive Overview
During the second quarter of fiscal 2011, we delivered another record quarter for sales and earnings. Same store sales increased 4.4 percent, primarily due to a 3.8 percent increase in customer transactions, along with a slight increase in average ticket. Sales were slightly stronger than expected and were driven by the performance of our new stores, store remodels and new product assortments.
Sales growth in our small-format stores continues to outpace sales in our large-format stores. This growth reflects how well our remodel and optimization programs are working in our smaller stores, as well as the disproportionate benefit they receive from Wal-Mart removing fabric departments from its stores. Sales growth was well balanced across our sewing and non-sewing business. Sales growth was particularly strong with respect to sewing machines, quilting, sewing notions, food crafting, kids crafts and craft textiles categories.
Joann.com sales were up 16.0 percent for the second quarter of fiscal 2011, as our enhanced website and expanded product selection helped attract more on-line shoppers. Traffic to our website increased 30.0 percent during the quarter, which includes traffic related to searches for project ideas and participation in our on-line community.

Our in-store education program continues to perform well. Education program sales grew an incremental 23.0 percent in the second quarter of fiscal 2011, on top of a 36.0 percent increase in the same quarter of fiscal 2010. Our top five classes included the introductory level courses for sewing, Wilton food crafting, kids sewing, kids food crafting and the 200 level (some experience in topic area expected) kids sewing classes. We are encouraged to see three of our top five classes serving young people, which is important as we strive to teach new skills to the next generation of sewers and crafters while developing a lasting relationship with the Jo-Ann brand.
We delivered another quarter of over 100 basis points of gross margin improvement. Global sourcing initiatives continue to drive our margin expansion, although some of those savings are now being offset with increases in both import and domestic transportation expenses. We are also beginning to cycle very strong gross margin increases from fiscal 2010, so the magnitude of our gross margin improvement going forward should be more modest.
Our selling, general and administrative (“SG&A”) expense leverage was also stronger than we expected, due to our same-store sales growth, as well as reductions in legal and incentive compensation and expenses.
As a result of our strong sales, gross margin and SG&A performance, diluted earnings per share improved to $0.20 for the second quarter of fiscal 2011 as compared to a loss of $0.13 for the second quarter of fiscal 2010. The second quarter of fiscal 2011 represents the highest second quarter earnings per share in our history and the first time in five years that we achieved positive earnings in the second quarter.
Regarding supply chain logistics, a lot of recent media attention has been focused on rising fees and shipping constraints at the Asian ports. Our container shipping costs have increased during the second quarter of fiscal 2011. Our fees are well above the rates we experienced during the past two years and are slightly above pre-recession levels. These higher shipping rates are factored into our outlook for the remainder of fiscal 2011. Our fall and Halloween merchandise has been shipped and the majority of the merchandise is in our stores and distribution centers. Roughly 50 percent of our Christmas holiday merchandise has already shipped and we are closely monitoring the remaining orders as they proceed through the shipping ports. We do not expect shipping problems to significantly impact sales during the second half of fiscal 2011.
During the second quarter of fiscal 2011 we opened four new stores, bringing total new store openings to 14 year to date. We remain on track to open approximately 30 stores for fiscal 2011.
We also completed 16 remodels during the second quarter of fiscal 2011 and are on track to complete at least 40 for the full year. Remodels continue to deliver approximately 10 percent incremental same-store sales above the chain average for small-format stores.
Recent Developments and Business Update
Outlook for Fiscal 2011
Based upon our second quarter results and operating assumptions for the remainder of the year, we are increasing our previously announced expectations for fiscal 2011. The key considerations underlying our outlook for fiscal 2011 include:
•	Same-store sales increase of approximately 3.0% to 4.0% for the year versus the previously announced range of approximately 2.5% to 3.5%;

•	Gross margin rate improvement of 70 to 90 basis points for the year versus the previously announced range of 40 to 70 basis points;

•	SG&A, as a percentage of net sales, improvement of 50 to 70 basis points for the year versus the previously announced range of 30 to 60 basis points;

•	Capital expenditures, net of landlord allowances, for the full year in the range of $52 to $54 million versus the previously announced guidance of approximately $50 million;

•	Earnings per diluted share in the range of $3.20 to $3.35 for the year versus the previously announced range of $2.95 to $3.10;

•	Free cash flow in the range of $83 to $88 million for the year (free cash flow defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures, net of landlord allowances) versus the previously announced range of $80 to $85 million;

•	Weighted-average diluted share count of approximately 27.2 million shares for the year versus the previously announced weighted-average diluted share count of approximately 27.4 million shares.
Based on the results of our new stores, our healthy balance sheet and favorable commercial real estate opportunities, we will increase our capital spending for new stores for fiscal 2012. We expect to open at least 50 new stores and plan to remodel at least 50 stores in fiscal 2012. The average size of our new stores during fiscal 2012 will be approximately 20,000 square feet, with almost half of these new stores opening in new trade areas for the company.
Results of Operations
The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	50.5%	49.3%	50.5%	48.8%
Selling, general and administrative expenses	44.3%	46.1%	42.4%	43.6%
Store pre-opening and closing costs	0.6%	0.7%	0.5%	0.7%
Depreciation and amortization	3.3%	3.3%	3.2%	3.2%

Operating (loss) profit	2.3%	(0.8)%	4.4%	1.3%

Net Sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Consolidated net sales	$439.3	$419.4	4.7%	$919.6	$879.4	4.6%
Increase from prior year	$19.9			$40.2
Same-store sales percentage change	4.4%	1.8%		4.2%	1.4%

Comparison of the Thirteen Weeks Ended July 31, 2010 to August 1, 2009
Consolidated net sales increased for the second quarter of fiscal 2011. Same-store sales increased 4.4 percent compared with a same-store sales increase of 1.8 percent for the second quarter of fiscal 2010. The improvement in same-store sales was driven by a 3.8 percent increase in customer transactions and a 0.6 percent increase in average ticket as compared to the second quarter of fiscal 2010. The increase in customer transactions is primarily due to our store remodeling and optimization efforts and performance of new products. Our total store count of 752 at the end of the second quarter of fiscal 2011 was down six stores compared to the end of the second quarter of fiscal 2010, while total store square footage remained flat compared with the end of second quarter fiscal 2010. In total, we opened four new stores and closed two stores during the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010 when we opened three new stores and closed eight stores.
On a category basis, our sewing businesses represented 52 percent of our fiscal 2011 second quarter net sales volume and increased approximately 5.1 percent on a same-store sales basis over the second quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories.
Our non-sewing businesses represented 48 percent of our fiscal 2011 second quarter net sales volume and increased approximately 3.5 percent on a same-store sales basis over the second quarter of the prior year. We continued to experience positive same-store sales in our core craft categories.
Comparison of the Twenty-Six Weeks Ended July 31, 2010 to August 1, 2009
Consolidated net sales increased for the first half of fiscal 2011. Same-store sales increased 4.2 percent compared with a same-store sales increase of 1.4 percent for the first half of fiscal 2010. The improvement in same-store sales was driven by a 3.4 percent increase in customer transactions combined with a 0.8 percent increase in average ticket as compared to the first half of fiscal 2010. The increase in customer transactions is primarily due to our store remodeling and optimization efforts, performance of new products, continued benefits from modifications we made to our marketing content to deliver a stronger value message, and the benefit of competitive withdrawals in the sewing business. In total, we opened 14 new stores and closed eight stores during the first half of fiscal 2011, compared to the first half of fiscal 2010 when we opened 15 new stores and closed 21 stores.
On a category basis, our sewing businesses represented 52 percent of the first half of fiscal 2011 net sales volume and increased 5.3 percent on a same-store sales basis over the first half of the prior year. Similar to our results for the first quarter of fiscal 2011, we continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories during the first half of fiscal 2011.
Our non-sewing businesses represented 48 percent of our fiscal 2011 first half net sales volume and increased approximately 3.4 percent on a same-store sales basis over the first half of the prior year. Our core craft categories remained strong and sales trends in our seasonal business continued to remain positive during the first half of fiscal 2011.

Sales by Segment:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Large-format stores
Net sales	$238.2	$229.3	3.9%	$496.1	$477.5	3.9%
Increase from prior year	$8.9			$18.6
Same-store sales percentage change	3.0%	0.1%		2.4%	(0.2)%

Small-format stores
Net sales	$192.4	$182.6	5.4%	$404.5	$384.9	5.1%
Increase from prior year	$9.8			$19.6
Same-store sales percentage change	6.2%	3.9%		6.6%	3.4%

Other
Net sales	$8.7	$7.5	16.0%	$19.0	$17.0	11.8%
Increase from prior year	$1.2			$2.0
Comparison of the Thirteen Weeks Ended July 31, 2010 to August 1, 2009
Sales for large-format stores increased for the second quarter of fiscal 2011 due to the increase in same-store sales and the net increase in the number of new stores. The number of large-format stores in operation increased to 233 at the end of the second quarter of fiscal 2011 from 222 at the end of the same quarter of fiscal 2010. Large-format stores accounted for approximately 54.2 percent of total second quarter net sales in fiscal 2011 as compared to 54.7 percent for the same period in the prior year.
Same-store sales for large-format stores increased 3.0 percent for the quarter, versus a same-store sales increase of 0.1 percent in the second quarter last year. The increase in same-store sales was due to a 3.0 percent increase in customer transactions during the second quarter of fiscal 2011, as compared to the same quarter last year. Average ticket was flat as compared to the second quarter of fiscal 2010.
Sales for small-format stores increased for the second quarter of fiscal 2011 due to an increase in same-store sales. The number of small-format stores in operation decreased to 519 at the end of the second quarter of fiscal 2011 compared with 536 at the end of the same quarter last year. Small-format stores accounted for approximately 43.8 percent of total second quarter net sales in fiscal 2011 as compared to 43.5 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 6.2 percent compared with a same-store sales increase of 3.9 percent for the second quarter of fiscal 2010. The increase in same-store sales was due to a 4.7 percent increase in customer transactions, coupled with a 1.5 percent increase in average ticket as compared to the second quarter of fiscal 2010. We continue to see the ongoing benefit from our store remodels and store optimizations in our small-format stores, resulting in an increase in both customer transactions and average ticket.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 2.0 percent of second quarter net sales in fiscal 2011 as compared to 1.8 percent for the same period in the prior year.

Comparison of the Twenty-Six Weeks Ended July 31, 2010 to August 1, 2009
Sales for large-format stores increased for the first half of fiscal 2011 due to the increase in same-store sales and net increase in the number of new stores. Large-format stores accounted for approximately 53.9 percent of total first half net sales in fiscal 2011 as compared to 54.3 percent for the same period in the prior year.
Same-store sales for large-format stores increased 2.4 percent for the first half of fiscal 2011, versus a same-store sales decrease of 0.2 percent in the first half of last year. The increase in same-store sales was due to a 2.4 percent increase in customer transactions, as compared to the first half of fiscal 2010. Average ticket was flat as compared to the first half of fiscal 2010.
Sales for small-format stores increased for the first half of fiscal 2011 due to the increase in same-store sales. Small-format stores accounted for approximately 44.0 percent of total first half net sales in fiscal 2011 as compared to 43.8 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 6.6 percent compared with a same-store sales increase of 3.4 percent for the first half of fiscal 2010. The increase in same-store sales was primarily due to a 4.4 percent increase in customer transactions, combined with a 2.2 percent increase in average ticket as compared to the first half of fiscal 2010. We continue to see the ongoing benefit from our store remodels and store optimizations.
Internet sales through Joann.com accounted for 2.1 percent of first half net sales in fiscal 2011 as compared to 1.9 percent for the same period in the prior year.
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
Gross Margin:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Gross margin	$221.7	$206.6	7.3%	$464.1	$429.5	8.1%
Increase from prior year	$15.1			$34.6
Percentage of consolidated net sales	50.5%	49.3%		50.5%	48.8%
As a percent of net sales, gross margin increased 120 basis points to 50.5 percent for the second quarter of fiscal 2011 compared with 49.3 percent for the same quarter last year. The improvement in our gross margin rate primarily was driven by global sourcing efforts as well as improved inventory management, which was slightly offset by higher freight expenses.
As a percent of net sales, gross margin increased 170 basis points to 50.5 percent for the first half of fiscal 2011 compared with 48.8 percent for the same period last year. As experienced during the second quarter of fiscal 2011, the improvement in the gross margin rate for the first half of fiscal 2011 primarily was due to global sourcing efforts and improved inventory management, slightly offset by higher freight expenses as compared to the same period of fiscal 2010.

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
Selling, General and Administrative Expenses:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative expenses	$194.5	$193.3	0.6%	$389.9	$383.7	1.6%
Increase from prior year	$1.2			$6.2
Percentage of consolidated net sales	44.3%	46.1%		42.4%	43.6%
For the second quarter of fiscal 2011, SG&A expense, as a percentage of net sales, improved by 180 basis points to 44.3 percent compared with 46.1 percent in the second quarter last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 0.6 percent during the second quarter of fiscal 2011, while net sales increased by 4.7 percent for the same period as compared to the second quarter of fiscal 2010. A portion of the improved leverage is the result of a one-time legal expense as well as additional incentive expense accruals recorded in the second quarter of fiscal 2010 that did not recur in the current year.
For the first half of fiscal 2011, SG&A expense, as a percentage of net sales, improved by 120 basis points to 42.4 percent compared with 43.6 percent in the first half of last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 1.6 percent during the first half of fiscal 2011, while net sales increased by 4.6 percent for the same period as compared to the first half of fiscal 2010. A portion of the improved leverage is the result of a one-time legal expense as well as additional incentive expense accruals recorded in the first half of fiscal 2010 that did not recur in the current year.
Distribution costs included within SG&A amounted to $11.5 million and $11.7 million for the second quarter of fiscal 2011 and 2010, respectively. Store occupancy costs included within SG&A amounted to $47.1 million and $47.0 million for the second quarter of fiscal 2011 and 2010, respectively.
Distribution costs included within SG&A amounted to $22.9 million and $23.8 million for the first half of fiscal 2011 and 2010, respectively. Store occupancy costs included within SG&A amounted to $94.0 million and $93.0 million for the first half of fiscal 2011 and 2010, respectively.
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

Store pre-opening and closing costs:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Store pre-opening and closing costs	$2.6	$2.8	7.1%	$4.8	$6.4	25.0%
Decrease from prior year	$(0.2)			$(1.6)
Percentage of consolidated net sales	0.6%	0.7%		0.5%	0.7%

Store pre-opening costs	$2.2	$1.2	83.3%	$3.9	$3.1	25.8%
Increase from prior year	$1.0			$0.8
Stores opened	4	3		14	15

Store closing costs	$0.4	$1.6	75.0%	$0.9	$3.3	72.7%
Decrease from prior year	$(1.2)			$(2.4)
Stores closed	2	8		8	21
During the second quarter of fiscal 2011, we opened two large-format stores and two small-format stores, whereas in the second quarter of the prior year we opened one large-format store and two small-format stores. During the second quarter of fiscal 2011, we closed two small-format stores as compared to the second quarter of fiscal 2010 when we closed eight small-format stores.
During the first half of fiscal 2011, we opened four large-format stores and ten small-format stores, whereas in the first half of the prior year we opened 12 large-format stores and three small-format stores. During the first half of fiscal 2011, we closed eight small-format stores as compared to the first half of fiscal 2010 when we closed one large-format store and 20 small-format stores.
For the full year of fiscal 2011, we plan to open approximately 30 stores, close approximately 25 stores and remodel at least 40 stores.
Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to $14.5 million in the second quarter of fiscal 2011. The increase primarily is due to incremental depreciation associated with fiscal 2011 and 2010 expenditures on new stores and remodels as well as spending related to technology.
Depreciation and amortization expense increased $0.8 million to $28.7 million in the first half of fiscal 2011. The increase primarily is due to incremental depreciation associated with fiscal 2011 and 2010 expenditures related to technology as well as spending on new stores and remodels.
Operating Profit:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Operating profit (loss)	$10.1	$(3.4)	397.1%	$40.7	$11.5	253.9%
Increase from prior year	$13.5			$29.2
Percentage of consolidated net sales	2.3%	(0.8)%		4.4%	1.3%
Operating profit for the second quarter and first half of fiscal 2011 increased primarily due to the increase in same-store sales, improvement in gross margin and our continued efforts to control expenses.

Operating Profit (Loss) by Segment:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 31,	August 1,	Percentage	July 31,	August 1,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Large-format stores
Operating profit	$19.1	$14.3	33.6%	$49.9	$36.3	37.5%
Increase from prior year	$4.8			$13.6

Small-format stores
Operating profit	$22.2	$17.3	28.3%	$53.7	$42.8	25.5%
Increase from prior year	$4.9			$10.9

Other
Operating loss	$(31.2)	$(35.0)	10.9%	$(62.9)	$(67.6)	7.0%
Decrease from prior year	$3.8			$4.7
Comparison of the Thirteen Weeks Ended July 31, 2010 to August 1, 2009
The improvement in large-format store operating profit was driven by the $8.9 million increase in store sales volume, which was due to a combination of the net increase in the number of stores and an increase in same-store sales, in addition to the improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 6.2 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2011 and 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business. The decrease in operating loss during the second quarter of fiscal 2011 of our “other” segment is due primarily to our continued efforts to control expenses.
Comparison of the Twenty-Six Weeks Ended July 31, 2010 to August 1, 2009
The improvement in large-format store operating profit was driven primarily by the $18.6 million increase in store sales volume, which was due to a combination of the increase in the number of stores and an increase in same-store sales, in addition to the improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 6.6 percent increase in same-store sales, which was due partially to the store remodels and optimizations that occurred during fiscal 2011 and 2010, combined with improvement in gross margin and our continued efforts to control expenses.
The decrease in operating loss during the first half of fiscal 2011 of our “other” segment is due primarily to our continued efforts to control expenses.
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
Interest expense. Interest expense for the second quarter of fiscal 2011 was $0.5 million, a decrease of $1.0 million compared to the second quarter of fiscal 2010. The decrease is attributable to lower average debt levels. Our average debt levels were zero in the second quarter of fiscal 2011 compared to an average of $50.5 million in the second quarter of fiscal 2010. The interest expense for the second quarter of fiscal 2011 represents the costs associated with maintaining our credit facility.
Interest expense for the first half of fiscal 2011 decreased $1.7 million to $1.4 million. The decrease is attributable to lower average debt levels. Our average debt levels were $6.9 million in the first half of fiscal 2011 versus $52.8 million in the same period of the prior year.
We had no debt outstanding at the end of the second quarter versus $50.5 million at the end of the second quarter last year.
Income taxes. Our effective income tax rates for the second quarters of fiscal 2011 and fiscal 2010 were approximately 43.8 percent and 34.7 percent, respectively. Wide fluctuations in the second quarter rate are typical because the company normally realizes a loss or relatively low income for the quarter. The higher fiscal 2011 quarterly rate is also the result of one-time adjustments. Our effective income tax rates for the first halves of fiscal 2011 and fiscal 2010 were approximately 39.9 percent and 43.8 percent, respectively. Our effective income tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status of outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year rate as necessary.
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
The following table provides cash flow related information for the first halves of fiscal 2011 and fiscal 2010:

Dollars in millions	2011	2010

Net cash provided by operating activities	$9.4	$29.0
Cash used for investing activities	(32.8)	(16.7)
Net cash used for financing activities	(67.6)	(12.7)

Net decrease in cash and cash equivalents	$(91.0)	$(0.4)

Ending cash and cash equivalents	$126.1	$80.2

Net cash provided by operating activities
Net cash provided by operations decreased by $19.6 million to $9.4 million in the first half of fiscal 2011, compared with $29.0 million in the first half of fiscal 2010. The year-over-year decrease in cash provided by operations primarily was attributable to a $15.5 million decrease in accounts payable, $22.4 million decrease in accrued liabilities and a $10.8 million increase in prepaid expenses and other assets, offset by an $18.2 million increase in net income for the first half of fiscal 2011, as compared to the same period last year. The decrease in accounts payable is primarily attributable to the $14.5 million year-over year decrease in inventory at the end of the first half of fiscal year 2011 as compared to the first half of fiscal year 2010. The decrease in accrued liabilities is primarily due to a decrease in income tax payable and accrued incentive compensation. The decrease in income tax payable is primarily due to differences in the timing of income earned and taxes paid. The decrease in accrued incentive compensation is due to an expected lower payout for fiscal 2011 as compared to fiscal 2010. The increase in prepaid expenses and other assets is attributable to the increase in income taxes related to the increase in income for the first half of fiscal 2011, as compared to the same period last year.
Cash used for investing activities
Cash used for investing activities totaled $32.8 million in the first half of fiscal 2011, compared with $16.7 million in the first half of fiscal 2010, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Twenty-Six Weeks Ended
	July 31,	August 1,
Dollars in millions	2010	2009

Cash	$28.2	$9.8
Cash — landlord reimbursed	4.6	6.9

Total	$32.8	$16.7

During the first half of fiscal 2011, we opened four large-format stores and ten small-format stores as compared to the first half of the prior year when we opened 12 large-format stores and three small-format stores. We remodeled 28 stores in the first half of fiscal 2011, as compared to the first half of fiscal 2010 when we remodeled 13 stores. The increase in capital expenditures is primarily due to the increase in store remodel activity during the first half of fiscal 2011 as compared to the first half of fiscal 2010. Investment in store related expenditures, including store remodels and new store openings, and information technology projects, represented the majority of the capital spending during the first half of fiscal 2011.
Net cash used for financing activities
Net cash used for financing activities was $67.6 million during the first half of fiscal 2011, compared with $12.7 million during the same period in fiscal 2010. On March 1, 2010, we repurchased and subsequently retired the remaining $47.5 million principal of our 7.5 percent senior subordinated notes at par value.
During the second quarter of fiscal 2011, we bought back approximately 364,000 shares of our common stock at an average price per share of $43.99. Total shares bought back during the first half of fiscal 2011 was approximately 816,000 at an average price paid per share of $42.74.
On August 12, 2010, our board of directors increased the authorization under our existing common share repurchase program by one million shares. Under the existing program, 115,165 common shares remained available for purchase by the company. We are now authorized to repurchase up to an aggregate of 1,115,165 common shares under the program. The expanded common share repurchase program has no stated expiration date.

Based on our stock buyback activity during the first half of fiscal 2011, we now expect a full year weighted average share count of approximately 27.2 million. We will continue to buy shares to maintain our current weighted average share count and expect to opportunistically buy additional shares as well.
During the third quarter of fiscal 2011 through September 8, 2010, we bought back 378,475 shares at an average price paid per share of $42.04.
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
As of July 31, 2010, we had the ability to borrow $264 million under our credit facility, subject to the borrowing base calculation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of July 31, 2010 has not changed materially since January 30, 2010. Information regarding our financial instruments and market risk as of January 30, 2010 is disclosed in our fiscal 2010 Annual Report on Form 10-K.
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
In connection with the preparation of this Quarterly Report on Form 10-Q as of July 31, 2010, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In May 2010, the Superior Court of the State of California, County of Los Angeles gave final approval to a negotiated settlement resulting from a wage and hour class action that was filed against the company on July 21, 2008. Patti Blair et al. v. Jo-Ann Stores, Inc. et al., Case No. BC394795. This settlement had received preliminary approval from the court in November 2009. As of the end of July 31, 2010, the company had settled this litigation for an amount that was fully reserved for previously.
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
May 2 – 29, 2010	—	—	1,666,575	483,425
May 30 – July 3, 2010	350,693	$44.05	2,017,268	132,732
July 4 – 31, 2010	13,127	$42.24	2,030,395	119,605

Total	363,820	$43.99	2,030,395	119,605

In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees in connection with the vesting of restricted shares that were provided to us to satisfy minimum statutory tax withholding requirements.
On August 12, 2010, our board of directors increased the authorization under our existing common share repurchase program authorized in December 1998 by one million shares. Under the existing program, 115,165 common shares remained available for purchase by the company as of August 12, 2010. The company is now authorized to repurchase up to an aggregate of 1,115,165 common shares under the program. Purchases under the program may be made from time-to-time in the open market or in negotiated transactions and at such prices and upon such other terms as the company determines. The expanded common share repurchase program has no stated expiration date.
During the third quarter of fiscal 2011 through September 8, 2010, we bought back 378,475 shares at an average price paid per share of $42.04.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits
a) Exhibits

No.	Exhibit Description
3.1	Amended and Restated Code of Regulations of Jo-Ann Stores, Inc. (filed as Exhibit 3.1 to the company’s Form 8-K filed with the Commission on June 11, 2010 and incorporated herein by reference)
10.1
Jo-Ann Stores, Inc. 2008 Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on June 11, 2010 and incorporated herein by reference)

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

JO-ANN STORES, INC.
DATE: September 9, 2010	/s/ Darrell Webb
Darrell Webb,
Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer