Form 10-Q
period 2010-10-30
JO-ANN STORES INC
filed 2010-12-07
CIK 34151

United States
Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2010
Commission File No. 1-6695

Jo-Ann Stores, Inc.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of	34-0720629 (I.R.S. Employer Identification No.)
incorporation or organization)

5555 Darrow Road, Hudson, Ohio (Address of principal executive offices)	44236 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of November 27, 2010: 26,332,205.

Jo-Ann Stores, Inc.
Form 10-Q Index
For the Quarter Ended October 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	(Unaudited)
	October 30,	October 31,	January 30,
	2010	2009	2010
	(Dollars in millions, except share and per share data)

Assets
Current assets:
Cash and cash equivalents	$112.4	$97.7	$217.1
Inventories	504.3	485.4	416.8
Deferred income taxes	21.4	21.1	22.3
Prepaid expenses and other current assets	35.5	28.1	29.9

Total current assets	673.6	632.3	686.1

Property, equipment and leasehold improvements, net	296.2	297.7	293.7
Goodwill	11.6	11.6	11.6
Other assets	8.0	8.3	9.0

Total assets	$989.4	$949.9	$1,000.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$204.1	$171.3	$151.1
Accrued expenses	96.5	104.4	128.6
Senior subordinated notes — short term	—	—	47.5

Total current liabilities	300.6	275.7	327.2

Long-term debt	—	47.5	—
Long-term deferred income taxes	8.6	—	2.2
Lease obligations and other long-term liabilities	108.9	107.2	105.4
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized; issued 31,064,964; 29,665,217 and 29,989,966 shares, respectively	1.6	1.5	1.5
Additional paid-in capital	261.9	225.5	234.7
Retained earnings	429.7	339.9	377.0

	693.2	566.9	613.2
Treasury stock, at cost; 5,502,903; 3,768,059 and 3,773,890 shares, respectively	(121.9)	(47.4)	(47.6)

Total shareholders’ equity	571.3	519.5	565.6

Total liabilities and shareholders’ equity	$989.4	$949.9	$1,000.4

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(Dollars in millions, except share and per share data)

Net sales	$535.3	$509.1	$1,454.9	$1,388.5
Cost of sales (exclusive of depreciation and amortization shown separately below)	259.1	249.3	714.6	699.2

Gross margin	276.2	259.8	740.3	689.3

Selling, general and administrative expenses	209.4	202.0	599.3	585.7
Store pre-opening and closing costs	3.6	2.2	8.4	8.6
Depreciation and amortization	14.5	14.1	43.2	42.0

Operating profit	48.7	41.5	89.4	53.0
Gain on purchase of senior subordinated notes	—	(0.1)	—	(1.3)
Interest expense, net	0.6	1.6	2.0	4.7

Income before income taxes	48.1	40.0	87.4	49.6
Income tax provision	19.0	15.9	34.7	20.1

Net income	$29.1	$24.1	$52.7	$29.5

Net income per common share — basic	$1.12	$0.94	$2.02	$1.16

Net income per common share — diluted	$1.09	$0.90	$1.95	$1.12

Weighted average shares outstanding (in thousands):
Basic	25,888	25,737	26,146	25,518

Diluted	26,706	26,751	27,070	26,301

See notes to unaudited consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009
	(Dollars in millions)

Net cash flows provided by operating activities:
Net income	$52.7	$29.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.2	42.0
Deferred income taxes	7.3	(0.8)
Stock-based compensation expense	6.6	6.5
Amortization of deferred financing costs	0.5	0.5
Loss on disposal of fixed assets	1.1	1.1
Gain on purchase of senior subordinated notes	—	(1.3)
Gross excess tax deficit on stock-based compensation	—	(0.6)
Changes in operating assets and liabilities:
Increase in inventories	(87.5)	(56.0)
(Increase) decrease in prepaid expenses and other current assets	(5.6)	3.6
Increase in accounts payable	53.0	26.2
(Decrease) increase in accrued expenses	(32.1)	1.5
Increase (decrease) in lease obligations, net	2.0	(1.4)
Increase in other long-term liabilities	1.5	2.4
Other, net	0.4	0.6

Net cash provided by operating activities	43.1	53.8

Cash flows used for investing activities:
Capital expenditures	(46.7)	(26.1)

Cash used for investing activities	(46.7)	(26.1)

Net cash flows used for financing activities:
Purchase of senior subordinated notes	(47.5)	(17.0)
Proceeds from stock-based compensation plans	12.8	7.2
Purchase of Jo-Ann Stores, Inc. common stock	(74.3)	(1.6)
Gross excess tax benefit on stock-based compensation	7.9	0.8

Net cash used for financing activities	(101.1)	(10.6)

Net (decrease) increase in cash and cash equivalents	(104.7)	17.1
Cash and cash equivalents at beginning of period	217.1	80.6

Cash and cash equivalents at end of period	$112.4	$97.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.9	$5.5
Income taxes, net of refunds	38.2	18.3
See notes to unaudited consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Jo-Ann Stores, Inc.
Note 1 — Basis of Presentation
Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, operating 756 retail stores in 48 states at October 30, 2010.
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
Typical of most retail companies, the company’s business is seasonal with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not indicative of full-year results. Due to the seasonal nature of the company’s business, a comparable balance sheet as of October 31, 2009 has been provided.
The company’s cash and cash equivalents represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 30, 2010. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the company’s cash and cash equivalents was $112.4 million, $97.7 million and $217.1 million at October 30, 2010, October 31, 2009 and January 30, 2010, respectively. These fair values were determined using quoted prices in active markets for identical assets or liabilities (Level 1 measurements) in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). There were no changes in fair value related to these assets during the thirteen or thirty-nine weeks ended October 30, 2010.
Certain amounts in the October 31, 2009 financial statements have been reclassified to conform to the current year presentation.

Note 2 — Earnings Per Share
Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share include the effect of the assumed exercise of dilutive stock-based awards under the treasury stock method.
The following table presents information necessary to calculate basic and diluted income per common share (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Weighted average shares outstanding:
Basic common shares	25,888	25,737	26,146	25,518
Incremental shares from assumed exercise of stock options	328	414	384	260
Incremental restricted shares	490	600	540	523

Diluted common shares	26,706	26,751	27,070	26,301

For the third quarter and year-to-date period of fiscal 2011, the above calculation of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the quarter and year-to-date period. An average of 72,345 stock options for the third quarter and 51,445 stock options for the year-to-date period of fiscal 2011 were not included in the computation of diluted net income per common share because they would have been anti-dilutive.
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
Note 3 — Shareholders’ Equity

			Common	Additional			Total
	Common	Treasury	Stock Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, January 30, 2010	26,216	3,774	$1.5	$234.7	$(47.6)	$377.0	$565.6
Net income	—	—	—	—	—	52.7	52.7
Exercise of stock options	604	—	—	11.0	—	—	11.0
Excess tax benefits on stock-based compensation	—	—	—	7.9	—	—	7.9
Stock-based compensation	407	—	0.1	6.5	—	—	6.6
Purchase of common stock	(1,729)	1,729	—	—	(74.3)	—	(74.3)
Associate Stock Ownership Plan	64	—	—	1.8	—	—	1.8

Year-to-date activity	(654)	1,729	0.1	27.2	(74.3)	52.7	5.7

Balance, October 30, 2010	25,562	5,503	$1.6	$261.9	$(121.9)	$429.7	$571.3

As of October 30, 2010, the company had 807,160 stock options outstanding and 795,177 restricted stock awards.
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
Note 6 — Segment Reporting
At October 30, 2010, the company operated 234 large-format stores and 522 small-format stores. At October 31, 2009, the company operated 228 large-format stores and 530 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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

	Large-format	Small-format
(Dollars in millions)	Stores	Stores	Other	Consolidated
Thirteen Weeks Ended October 30, 2010
Net sales	$283.4	$242.3	$9.6	$535.3
Store pre-opening and closing costs	0.8	2.8	—	3.6
Depreciation and amortization	7.4	3.3	3.8	14.5
Operating profit (loss)	41.6	38.7	(31.6)	48.7

Capital expenditures	3.5	9.1	1.3	13.9

Thirteen Weeks Ended October 31, 2009
Net sales	$273.4	$227.1	$8.6	$509.1
Store pre-opening and closing costs	0.9	1.3	—	2.2
Depreciation and amortization	7.9	2.7	3.5	14.1
Operating profit (loss)	37.3	40.4	(36.2)	41.5

Capital expenditures	2.8	5.0	1.6	9.4

Thirty-Nine Weeks Ended October 30, 2010
Net sales	$779.5	$646.8	$28.6	$1,454.9
Store pre-opening and closing costs	2.3	6.1	—	8.4
Depreciation and amortization	22.4	9.1	11.7	43.2
Operating profit (loss)	91.5	92.4	(94.5)	89.4

Capital expenditures	8.6	25.4	12.7	46.7
Property, equipment and leasehold improvements, net	135.6	69.6	91.0	296.2

Thirty-Nine Weeks Ended October 31, 2009
Net sales	$750.9	$612.0	$25.6	$1,388.5
Store pre-opening and closing costs	3.2	5.4	—	8.6
Depreciation and amortization	23.9	7.8	10.3	42.0
Operating profit (loss)	73.5	83.2	(103.7)	53.0

Capital expenditures	7.6	10.7	7.8	26.1
Property, equipment and leasehold improvements, net	156.7	51.5	89.5	297.7

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
As of October 30, 2010, we operated 756 stores in 48 states (234 large-format stores and 522 small-format stores). We consider stores that generally average more than approximately 24,000 square feet of retail space as large-format stores. Our small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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
Executive Overview
During the third quarter of fiscal 2011, we delivered another record quarter for sales and earnings. Our record third quarter results were attributable to the following improvements over the third quarter of the prior year:
•	same-store sales growth of 4.1 percent;
•	gross margin expansion of 60 basis points; and
•	selling, general and administrative expense (“SG&A”) improvement of approximately 60 basis points.
These improvements drove diluted earnings per share to $1.09, which was a 21 percent increase over the third quarter diluted earnings per share for fiscal 2010.
Our same-store sales growth for the third quarter of fiscal 2011 was achieved by a 3.6 percent increase in customer transactions, along with a 0.5 percent increase in average ticket.
We experienced solid growth in both our sewing and non-sewing business for the third quarter of fiscal 2011. Some of our best performing categories included apparel, quilting, food crafting and kid’s crafts. We also saw sales improvement in our seasonal business as customers responded favorably to our fall and Halloween merchandise. However, customers are still spending cautiously on some discretionary and high-ticket items, including home décor fabrics and custom framing.

Joann.com sales increased 12 percent for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Our enhanced website and expanded product selection continue to attract more on-line shoppers. Site traffic increased 25 percent during the third quarter of fiscal 2011 as compared to the third quarter of the prior year.
We continue to be encouraged by the performance of our new stores and remodels. We have opened 29 of our planned 30 new stores for fiscal 2011, and we expect to open the remaining store in January of 2011. Collectively, these new stores have exceeded our sales pro-forma by a double digit percentage. In addition, we expect all of these new stores individually to generate positive cash flow in their first year of business.
We previously announced that we will accelerate our new store openings for fiscal 2012 to at least 50 stores. As a result of the performance of our new stores, our balance sheet position and the favorable leasing environment, we now expect to open between 55 and 60 new stores during fiscal 2012.
The average size of our new stores in fiscal 2012 will be approximately 20,000 square feet. Approximately half of these new stores will be in new markets; they will not be replacing older stores. We expect total store square footage to increase by approximately 3.5 percent during fiscal 2012.
Store remodels also are contributing favorably to our company’s performance. The fiscal 2011 remodels are achieving an average same-store sales increase of almost ten percentage points over the chain average. During the third quarter of fiscal 2011 we completed 11 remodels. We completed our last three remodels for the fiscal year during the beginning of the fourth quarter of fiscal 2011, bringing our total remodels for the year to 42. As a result of the success of the remodels, we now expect to complete approximately 60 remodels in fiscal 2012, compared to our previously announced intent to complete approximately 50 remodels during fiscal 2012. The 60 remodels will be comprised of approximately 40 small-format projects, ten large-format projects, five small-format store expansions and five large-format store down-sizes.
As a result of the increase in new store openings and remodels, we will have a significant increase in pre-opening costs during fiscal 2012. Since we expect to open 60 new stores and perform 60 remodels during fiscal 2012 as compared to 30 new stores and 42 remodels during fiscal 2011, pre-opening costs will nearly double during fiscal 2012.
Recent Developments and Business Update
Outlook for Fiscal 2011
Inflationary concerns for retailers regarding the rising costs of commodities such as cotton and oil, as well as wages in China have been a focal point in the media recently. We have experienced product cost increases during the fiscal year; however, we have noticed that some commodity costs have retreated from the recent peaks. We believe that we can effectively manage through this inflationary cycle while protecting our positive sales and gross margin trends.
We expect fourth quarter fiscal 2011 gross margin improvement, however at a rate of improvement that is less than our third quarter. We do not expect to achieve SG&A improvement in the fourth quarter of fiscal 2011 compared to the prior year fourth quarter in part due to a planned shift of our marketing spend into the fourth quarter this year. In addition, included in SG&A during the fourth quarter of fiscal 2010 was a final settlement of $1.3 million that we received related to the VISA/MasterCard antitrust litigation.

Based upon our third quarter results and operating assumptions for the remainder of the year, we are increasing our previously announced expectations for fiscal 2011. The key considerations underlying our outlook for fiscal 2011 include:
•	Same-store sales increase of 3.5% to 4.0% for the year versus the previously announced range of 3.0% to 4.0%;
•	Gross margin rate improvement of 90 to 100 basis points for the year versus the previously announced range of 70 to 90 basis points;
•	SG&A, as a percentage of net sales, improvement of 60 to 70 basis points for the year versus the previously announced range of 50 to 70 basis points;
•	Capital expenditures, net of landlord allowances, of approximately $54 million for the full year;
•	Earnings per diluted share of $3.35 to $3.45 for the year versus the previously announced range of $3.20 to $3.35;
•	Free cash flow of $85 to $88 million for the year (free cash flow defined as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures, net of landlord allowances) versus the previously announced range of $83 to $88 million; and
•	Weighted-average diluted share count of approximately 26.9 million shares for the year versus the previously announced weighted-average diluted share count of approximately 27.2 million shares.
Results of Operations
The following table sets forth our results of operations through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated interim financial statements and related notes thereto.

	Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	51.6%	51.0%	50.9%	49.6%
Selling, general and administrative expenses	39.1%	39.7%	41.2%	42.2%
Store pre-opening and closing costs	0.7%	0.4%	0.6%	0.6%
Depreciation and amortization	2.7%	2.7%	3.0%	3.0%

Operating profit	9.1%	8.2%	6.1%	3.8%

Net Sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Consolidated net sales	$535.3	$509.1	5.1%	$1,454.9	$1,388.5	4.8%
Increase from prior year	$26.2			$66.4
Same-store sales percentage change	4.1%	4.3%		4.2%	2.5%

Comparison of the Thirteen Weeks Ended October 30, 2010 to October 31, 2009
Consolidated net sales increased for the third quarter of fiscal 2011. Same-store sales increased 4.1 percent compared with a same-store sales increase of 4.3 percent for the third quarter of fiscal 2010. The improvement in same-store sales was driven by a 3.6 percent increase in customer transactions and a 0.5 percent increase in average ticket as compared to the third quarter of fiscal 2010. Our total store count of 756 at the end of the third quarter of fiscal 2011 was down two stores compared to the end of the third quarter of fiscal 2010, however, total store square footage increased from 16.1 million square feet at the end of third quarter fiscal 2010 to 16.2 million square feet at the end of third quarter fiscal 2011. In total, we opened ten new stores and closed six stores during the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010 when we opened four new stores and closed four stores.
On a category basis, our sewing businesses represented 54 percent of our fiscal 2011 third quarter net sales volume and increased approximately 3.3 percent on a same-store sales basis over the third quarter of the prior year. We continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories.
Our non-sewing businesses represented 46 percent of our fiscal 2011 third quarter net sales volume and increased approximately 5.2 percent on a same-store sales basis over the third quarter of the prior year. Core craft and seasonal categories contributed to the increase.
Comparison of the Thirty-Nine Weeks Ended October 30, 2010 to October 31, 2009
Consolidated net sales increased for the first nine months of fiscal 2011. Same-store sales increased 4.2 percent compared with a same-store sales increase of 2.5 percent for the first nine months of fiscal 2010. The improvement in same-store sales was driven by a 3.5 percent increase in customer transactions combined with a 0.7 percent increase in average ticket as compared to the first nine months of fiscal 2010. The increase in customer transactions is primarily due to our remodeling efforts, performance of new products, continued benefits from modifications we made to our marketing content to deliver a stronger value message, and the benefit of competitive withdrawals in the sewing business. In total, we opened 24 new stores and closed 14 stores during the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010 when we opened 19 new stores and closed 25 stores.
On a category basis, our sewing businesses represented 53 percent of the first nine months of fiscal 2011 net sales volume and increased 4.5 percent on a same-store sales basis over the first nine months of the prior year. Similar to our results for previous quarters of fiscal 2011, we continued to experience positive same-store sales in the majority of our fabric and sewing notions merchandise categories during the first nine months of fiscal 2011.
Our non-sewing businesses represented 47 percent of our fiscal 2011 first nine months net sales volume and increased approximately 4.0 percent on a same-store sales basis over the first nine months of the prior year. Our core craft categories remained strong and sales trends in our seasonal business continued to remain positive during the first nine months of fiscal 2011.

Sales by Segment:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Large-format stores
Net sales	$283.4	$273.4	3.7%	$779.5	$750.9	3.8%
Increase from prior year	$10.0			$28.6
Same-store sales percentage change	2.5%	2.3%		2.5%	0.7%

Small-format stores
Net sales	$242.3	$227.1	6.7%	$646.8	$612.0	5.7%
Increase from prior year	$15.2			$34.8
Same-store sales percentage change	6.0%	6.7%		6.4%	4.7%

Other
Net sales	$9.6	$8.6	11.6%	$28.6	$25.6	11.7%
Increase from prior year	$1.0			$3.0

Comparison of the Thirteen Weeks Ended October 30, 2010 to October 31, 2009
Sales for large-format stores increased for the third quarter of fiscal 2011 due to the increase in same-store sales and the net increase in the number of new stores. The number of large-format stores in operation increased to 234 at the end of the third quarter of fiscal 2011 from 228 at the end of the same quarter of fiscal 2010. Large-format stores accounted for approximately 52.9 percent of total third quarter net sales in fiscal 2011 as compared to 53.7 percent for the same period in the prior year.
Same-store sales for large-format stores increased 2.5 percent for the quarter, versus a same-store sales increase of 2.3 percent in the third quarter last year. The increase in same-store sales was due to a 2.6 percent increase in customer transactions during the third quarter of fiscal 2011, as compared to the same quarter last year. Average ticket decreased 0.1 percent as compared to the third quarter of fiscal 2010.
Sales for small-format stores increased for the third quarter of fiscal 2011 due to an increase in same-store sales. The number of small-format stores in operation decreased to 522 at the end of the third quarter of fiscal 2011 compared with 530 at the end of the same quarter last year. Small-format stores accounted for approximately 45.3 percent of total third quarter net sales in fiscal 2011 as compared to 44.6 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 6.0 percent compared with a same-store sales increase of 6.7 percent for the third quarter of fiscal 2010. The increase in same-store sales was due to a 4.7 percent increase in customer transactions, coupled with a 1.3 percent increase in average ticket as compared to the third quarter of fiscal 2010. We continue to see the ongoing benefit from our store remodels in our small-format stores, resulting in an increase in both customer transactions and average ticket.
Sales included in our “other” segment represent sales from Joann.com. Internet sales through Joann.com accounted for 1.8 percent of third quarter net sales in fiscal 2011 as compared to 1.7 percent for the same period in the prior year.

Comparison of the Thirty-Nine Weeks Ended October 30, 2010 to October 31, 2009
Sales for large-format stores increased for the first nine months of fiscal 2011 due to the increase in same-store sales and net increase in the number of new stores. Large-format stores accounted for approximately 53.6 percent of total first nine months net sales in fiscal 2011 as compared to 54.1 percent for the same period in the prior year.
Same-store sales for large-format stores increased 2.5 percent for the first nine months of fiscal 2011, versus a same-store sales increase of 0.7 percent in the first nine months of last year. The increase in same-store sales was due to a 2.4 percent increase in customer transactions, as compared to the first nine months of fiscal 2010. Average ticket increased 0.1 percent as compared to the first nine months of fiscal 2010.
Sales for small-format stores increased for the first nine months of fiscal 2011 due to the increase in same-store sales. Small-format stores accounted for approximately 44.5 percent of total first nine months net sales in fiscal 2011 as compared to 44.1 percent for the same period in the prior year.
Same-store sales performance for small-format stores increased 6.4 percent compared with a same-store sales increase of 4.7 percent for the first nine months of fiscal 2010. The increase in same-store sales was primarily due to a 4.5 percent increase in customer transactions, combined with a 1.9 percent increase in average ticket as compared to the first nine months of fiscal 2010. We continue to see the ongoing benefit from our store remodels.
Internet sales through Joann.com accounted for 1.9 percent of the first nine months net sales in fiscal 2011 as compared to 1.8 percent for the same period in the prior year.
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
Gross Margin:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Gross margin	$276.2	$259.8	6.3%	$740.3	$689.3	7.4%
Increase from prior year	$16.4			$51.0
Percentage of consolidated net sales	51.6%	51.0%		50.9%	49.6%
As a percent of net sales, gross margin increased 60 basis points to 51.6 percent for the third quarter of fiscal 2011 compared with 51.0 percent for the same quarter last year. The improvement in our gross margin rate primarily was driven by global sourcing efforts as well as improved inventory management, which resulted in fewer markdowns.
As a percent of net sales, gross margin increased 130 basis points to 50.9 percent for the first nine months of fiscal 2011 compared with 49.6 percent for the same period last year. As experienced during the third quarter of fiscal 2011, the improvement in the gross margin rate for the first nine months of fiscal 2011 primarily was due to global sourcing efforts and improved inventory management as compared to the same period of fiscal 2010.

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
Selling, General and Administrative Expenses:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative expenses	$209.4	$202.0	3.7%	$599.3	$585.7	2.3%
Increase from prior year	$7.4			$13.6
Percentage of consolidated net sales	39.1%	39.7%		41.2%	42.2%
For the third quarter of fiscal 2011, SG&A expense, as a percentage of net sales, improved by 60 basis points to 39.1 percent compared with 39.7 percent in the third quarter last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 3.7 percent during the third quarter of fiscal 2011, while net sales increased by 5.1 percent for the same period as compared to the third quarter of fiscal 2010.
For the first nine months of fiscal 2011, SG&A expense, as a percentage of net sales, improved by 100 basis points to 41.2 percent compared with 42.2 percent in the first nine months of last year. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 2.3 percent during the first nine months of fiscal 2011, while net sales increased by 4.8 percent for the same period as compared to the first nine months of fiscal 2010. A portion of the improved leverage is the result of a one-time legal expense as well as additional incentive expense accruals recorded in the first nine months of fiscal 2010 that did not recur in the current year.
Distribution costs included within SG&A amounted to $13.5 million and $12.8 million for the third quarter of fiscal 2011 and 2010, respectively. Store occupancy costs included within SG&A amounted to $48.4 million and $46.7 million for the third quarter of fiscal 2011 and 2010, respectively.
Distribution costs included within SG&A amounted to $36.4 million and $36.6 million for the first nine months of fiscal 2011 and 2010, respectively. Store occupancy costs included within SG&A amounted to $142.4 million and $139.7 million for the first nine months of fiscal 2011 and 2010, respectively.
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

Store pre-opening and closing costs:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Store pre-opening and closing costs	$3.6	$2.2	63.6%	$8.4	$8.6	(2.3)%
Increase (decrease) from prior year	$1.4			$(0.2)
Percentage of consolidated net sales	0.7%	0.4%		0.6%	0.6%

Store pre-opening costs	$2.6	$1.4	85.7%	$6.5	$4.5	44.4%
Increase from prior year	$1.2			$2.0
Stores opened	10	4		24	19

Store closing costs	$1.0	$0.8	25.0%	$1.9	$4.1	(53.7)%
Increase (decrease) from prior year	$0.2			$(2.2)
Stores closed	6	4		14	25

During the third quarter of fiscal 2011, we opened one large-format store and nine small-format stores, whereas in the third quarter of the prior year we opened three large-format stores and one small-format store. During the third quarter of fiscal 2011, we closed six small-format stores as compared to the third quarter of fiscal 2010 when we closed one large-format store and three small-format stores.
During the first nine months of fiscal 2011, we opened five large-format stores and 19 small-format stores, whereas in the first nine months of the prior year we opened 15 large-format stores and four small-format stores. During the first nine months of fiscal 2011, we closed 14 small-format stores as compared to the first nine months of fiscal 2010 when we closed two large-format stores and 23 small-format stores.
For the full year of fiscal 2011, we plan to open approximately 30 stores, close approximately 25 stores and remodel 42 stores.
Depreciation and amortization. Depreciation and amortization expense increased $0.4 million to $14.5 million in the third quarter of fiscal 2011. The increase primarily is due to incremental depreciation associated with fiscal 2011 and 2010 expenditures on new stores and remodels as well as spending related to information technology.
Depreciation and amortization expense increased $1.2 million to $43.2 million in the first nine months of fiscal 2011. The increase primarily is due to incremental depreciation associated with fiscal 2011 and 2010 expenditures on new stores and remodels as well as spending related to information technology.
Operating Profit:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Operating profit	$48.7	$41.5	17.3%	$89.4	$53.0	68.7%
Increase from prior year	$7.2			$36.4
Percentage of consolidated net sales	9.1%	8.2%		6.1%	3.8%
Operating profit for the third quarter and first nine months of fiscal 2011 increased primarily due to the increase in same-store sales, improvement in gross margin and our continued efforts to control expenses.

Operating Profit (Loss) by Segment:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30,	October 31,	Percentage	October 30,	October 31,	Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Large-format stores
Operating profit	$41.6	$37.3	11.5%	$91.5	$73.5	24.5%
Increase from prior year	$4.3			$18.0

Small-format stores
Operating profit	$38.7	$40.4	(4.2)%	$92.4	$83.2	11.1%
(Decrease) increase from prior year	$(1.7)			$9.2

Other
Operating loss	$(31.6)	$(36.2)	12.7%	$(94.5)	$(103.7)	8.9%
Decrease from prior year	$4.6			$9.2

Comparison of the Thirteen Weeks Ended October 30, 2010 to October 31, 2009
The improvement in large-format store operating profit was driven by the $10.0 million increase in store sales volume, which was due to a combination of the net increase in the number of stores and an increase in same-store sales, in addition to the improvement in gross margin and our continued efforts to control expenses.
The decrease in small-format store operating profit was driven primarily by closing costs associated with the net decrease in the number of small-format stores, partially offset by the 6.0 percent increase in same-store sales.
The “other” segment includes unallocated corporate overhead in addition to the operating results of our Internet business. The decrease in operating loss during the third quarter of fiscal 2011 of our “other” segment is due primarily to our continued efforts to control expenses.
Comparison of the Thirty-Nine Weeks Ended October 30, 2010 to October 31, 2009
The improvement in large-format store operating profit was driven primarily by the $28.6 million increase in store sales volume, which was due to a combination of the increase in the number of stores and an increase in same-store sales, in addition to the improvement in gross margin and our continued efforts to control expenses.
The improvement in small-format store operating profit was driven primarily by a 6.4 percent increase in same-store sales, which was due partially to the store remodels, combined with improvement in gross margin and our continued efforts to control expenses.
The decrease in operating loss during the first nine months of fiscal 2011 of our “other” segment is due primarily to our continued efforts to control expenses as well as a one-time legal expense and additional incentive expense accruals recorded in the first nine months of fiscal 2010 that did not recur in the current year.
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
Interest expense. Interest expense for the third quarter of fiscal 2011 was $0.6 million, a decrease of $1.0 million compared to the third quarter of fiscal 2010. The decrease is attributable to lower average debt levels. We did not have any debt during the third quarter of fiscal 2011 compared to an average of $49 million in the third quarter of fiscal 2010. The interest expense for the third quarter of fiscal 2011 represents the costs associated with maintaining our credit facility.
Interest expense for the first nine months of fiscal 2011 decreased $2.7 million to $2.0 million. The decrease is attributable to lower average debt levels. Our average debt levels were $4.6 million in the first nine months of fiscal 2011 versus $51.0 million in the same period of the prior year.
We had no debt outstanding at the end of the third quarter versus $47.5 million at the end of the third quarter last year.
Income taxes. Our effective income tax rates for the third quarters of fiscal 2011 and fiscal 2010 were approximately 39.5 percent and 39.8 percent, respectively. Our effective income tax rates for the first nine months of fiscal 2011 and fiscal 2010 were approximately 39.7 percent and 40.5 percent, respectively. Our effective income tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status of outcome of uncertain tax positions. We evaluate our effective income tax rate on a quarterly basis and update our estimate of the full-year rate as necessary.
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
The following table provides cash flow related information for the first nine months of fiscal 2011 and fiscal 2010:

Dollars in millions	2011	2010

Net cash provided by operating activities	$43.1	$53.8
Cash used for investing activities	(46.7)	(26.1)
Net cash used for financing activities	(101.1)	(10.6)

Net (decrease) increase in cash and cash equivalents	$(104.7)	$17.1

Ending cash and cash equivalents	$112.4	$97.7

Net cash provided by operating activities
Net cash provided by operations decreased by $10.7 million to $43.1 million in the first nine months of fiscal 2011, compared with $53.8 million in the first nine months of fiscal 2010. The year-over-year decrease in cash provided by operations primarily was attributable to a $31.5 million increase in inventories and a $33.6 million decrease in accrued liabilities, partially offset by a $23.2 million increase in net income for the first nine months of fiscal 2011 and a $26.8 million increase in accounts payable, as compared to the same period last year. The increase in accounts payable is primarily attributable to the $18.9 million year-over year increase in inventory at the end of the first nine months of fiscal year 2011 as compared to the first nine months of fiscal year 2010. We expect our fiscal 2011 year-end inventories to increase slightly as compared to the prior year, considering our sales growth. The decrease in accrued liabilities is primarily due to a decrease in income tax payable and accrued incentive compensation. The decrease in income tax payable is primarily due to differences in the timing of income earned and taxes paid. The decrease in accrued incentive compensation is due to an expected lower payout for fiscal 2011 as compared to fiscal 2010.
Cash used for investing activities
Cash used for investing activities totaled $46.7 million in the first nine months of fiscal 2011, compared with $26.1 million in the first nine months of fiscal 2010, and consisted entirely of capital spending for both periods. Capital expenditures consist of cash expenditures and cash expenditures reimbursed by landlords. Landlord-reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	Thirty-Nine Weeks Ended
	October 30,	October 31,
Dollars in millions	2010	2009

Cash	$39.8	$17.0
Cash – landlord reimbursed	6.9	9.1

Total	$46.7	$26.1

During the first nine months of fiscal 2011, we opened five large-format stores and 19 small-format stores as compared to the first nine months of the prior year when we opened 15 large-format stores and four small-format stores. We remodeled 39 stores, one of which was transitioned from a small-format to a large-format layout, in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010 when we remodeled 26 stores, five of which were transitioned from a small-format to a large-format layout as a result of the remodel. The increase in capital expenditures is primarily due to the increase in store remodel activity during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. Investment in store related expenditures, including store remodels and new store openings, and information technology projects, represented the majority of the capital spending during the first nine months of fiscal 2011.
Net cash used for financing activities
Net cash used for financing activities was $101.1 million during the first nine months of fiscal 2011, compared with $10.6 million during the same period in fiscal 2010. On March 1, 2010, we repurchased and subsequently retired the remaining $47.5 million principal of our 7.5 percent senior subordinated notes at par value.
During the third quarter of fiscal 2011, we bought back approximately 913,000 shares of our common stock at an average price per share of $43.11. Total shares bought back during the first nine months of fiscal 2011 was approximately 1,729,000 at an average price paid per share of $42.93. Based on our stock buyback activity during the first nine months of fiscal 2011, we now expect a full year weighted average share count of approximately 26.9 million.
On August 12, 2010, our board of directors increased the authorization under our existing common share repurchase program by one million shares. As of the end of October, under the new authorization, approximately 200,000 common shares remain available for purchase.

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
As of October 30, 2010, we had the ability to borrow $285.7 million under our credit facility, subject to the borrowing base calculation.
Off-Balance Sheet Transactions
Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit and operating leases, which are typical in a retail environment.
Seasonality and Inflation
Our business exhibits seasonality, which is typical for most retail companies. Our net sales are much stronger in the second half of the year than the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. Working capital requirements needed to finance our operations fluctuate during the year and reach their highest levels during the third and fourth fiscal quarters as we increase our inventory in preparation for our peak selling season.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The market risk of our financial instruments as of October 30, 2010 has not changed materially since January 30, 2010. Information regarding our financial instruments and market risk as of January 30, 2010 is disclosed in our fiscal 2010 Annual Report on Form 10-K.
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
In connection with the preparation of this Quarterly Report on Form 10-Q as of October 30, 2010, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.
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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
	Purchased	per Share	or Programs	Programs
August 2 – 28, 2010	4,540	$41.20	2,034,935	1,115,065
August 29 – October 2, 2010	907,926	$43.12	2,942,861	207,139
October 3 – 30, 2010	99	$42.02	2,942,960	207,040

Total	912,565	$43.11	2,942,960	207,040

In the table above, the total number of shares purchased represents shares repurchased directly from the market, as well as shares repurchased from employees in connection with the vesting of restricted shares that were provided to us to satisfy minimum statutory tax withholding requirements.
On August 12, 2010, our board of directors increased the authorization under our existing common share repurchase program authorized in December 1998 by one million shares. Under the existing program, 115,165 common shares remained available for purchase by the company as of August 12, 2010. The authorization was therefore increased to an aggregate of 1,115,165 common shares under the program. Purchases under the program may be made from time-to-time in the open market or in negotiated transactions and at such prices and upon such other terms as the company determines. The expanded common share repurchase program has no stated expiration date.
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

JO-ANN STORES, INC.
DATE: December 7, 2010	/s/ Darrell Webb
Darrell Webb,
Chief Executive Officer

/s/ James Kerr
James Kerr,
Executive Vice President and Chief Financial Officer