Form 10-K
period 2011-01-29
JO-ANN STORES INC
filed 2011-03-10
CIK 34151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended January 29, 2011
Commission File No. 1-6695

JO-ANN STORES, INC.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0720629 (I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio (Address of principal executive offices)	44236 (Zip Code)
Registrant’s telephone number, including area code:
(330) 656-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	New York Stock Exchange

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 31, 2010 was $1,062.7 million, based upon the closing sales price of the registrant’s common stock on that date as reported on the New York Stock Exchange. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
     The number of the registrant’s Common Shares outstanding, as of February 16, 2011, was 26,339,999.

PART I
     Except as otherwise stated, the information contained in this report is given as of January 29, 2011, the end of our latest fiscal year. The words “Jo-Ann Stores, Inc.,” “Jo-Ann Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann Fabric and Craft Stores,” “Registrant,” “company,” “we,” “our” and “us” refer to Jo-Ann Stores, Inc. and, unless the context requires otherwise, to our subsidiaries. Jo-Ann Stores, Inc. is an Ohio corporation, founded in 1943. Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2011 refers to the period ended January 29, 2011). Fiscal years consist of 52 weeks, unless noted otherwise.

Item 1.	Business
     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our retail stores (operating as Jo-Ann Fabric and Craft stores) and website (www.joann.com) feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.
     We generally consider stores that average more than approximately 24,000 square feet to be “large-format stores”. Our “small-format stores” generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
     As of January 29, 2011, we operated 751 stores in 48 states (516 small-format stores and 235 large-format stores). Our small-format stores offer a complete selection of fabric and an edited assortment of crafts, artificial floral, finished seasonal and home décor merchandise. They average approximately 15,000 square feet and generated average net sales per store of approximately $1.8 million in fiscal 2011. We opened 24 small-format stores in fiscal 2011. Our large-format stores offer an expanded and more comprehensive product assortment than our small-format stores. Our large-format stores also generally offer custom framing and educational programs which our small-format stores do not. They average approximately 36,000 square feet and generated average net sales per store of approximately $4.8 million in fiscal 2011. We opened six large-format stores in fiscal 2011.
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
     We believe that our large-format stores are uniquely designed to offer a destination location for our customers. We offer approximately 74,000 stock-keeping units (“SKUs”) across two broad product categories: sewing and non-sewing merchandise. We manage our vast product selection with SAP Retail systems. Through the core SAP application and integration with peripheral processing systems, we continue to drive operational improvements and streamline operations.
     Our industry is highly fragmented and is served by multi-store fabric retailers, multi-store arts and crafts retailers, mass merchandisers, small local specialty retailers, mail order and Internet vendors and a variety of other retailers. The Craft & Hobby Association estimates that craft and hobby industry sales in the United States were approximately $27 billion in 2009.
     We believe stability in our sales and our industry is partially a function of recession-resistant characteristics. For example, according to a 2010 study conducted by the Craft & Hobby Association, approximately 56 percent of all U.S. households participated in crafts and hobbies, flat compared to the prior year. While expenditures for such projects are generally discretionary in nature, our average sales ticket during fiscal 2011 was $23 in our large-format stores and $19 in our small-format stores.
     On December 23, 2010, we announced that the company entered into a definitive agreement to be acquired by an affiliate of Leonard Green & Partners, L.P., for a total price of approximately $1.6 billion, or $61.00 per share in cash. If the acquisition is approved by the holders of a majority of the company’s common shares, the transaction is expected to close by the end of March 2011. The transaction is subject to customary closing conditions, but is not subject to any condition with regard to the financing of the transaction.

Business Strategy
     We continue to refine our operational initiatives in order to strengthen our position as a leading specialty retailer of sewing and craft products in the United States through the following operating priorities:
     Drive consistent same-store sales growth. We believe we can achieve annual same-store sales growth in line with our 15-year historical average of 3.0% by executing on our proven marketing, store portfolio management, merchandising, and customer relationship management initiatives.
     We focus on acquiring and retaining customers through an integrated direct and mass marketing program. Using a proprietary customer database, we provide ongoing communication to our customers through robust direct mail and e-mail programs. In addition, we continue to cultivate long-term relationships with customers by providing in-store classes, demonstrations and inspiration for project ideas. We plan to expand the penetration of in-store classrooms from 251 stores today to over 500 stores in the next five years. Our classrooms offer an effective way to connect with our existing customers and inspire a younger generation of sewers and crafters.
     Our store portfolio management and merchandising initiatives continue to improve the customer shopping experience and drive sales. We actively manage the appearance and feel of the store base through our proven remodel program, which consists of full remodels and optimizations. We also continue to invest in in-store visual merchandising to ensure our customer environment is both inspiring and informative. Our new Custom Home Décor program, which provides both professional and do-it-yourself customers with an unmatched opportunity to design custom draperies, bedding and furniture in a creative and cost-effective manner, is one example of how we intend to drive incremental sales in our stores.
     Our e-commerce site, joann.com, is an integral part of our customer relationship management strategy and another important source of organic growth. The website has experienced strong performance, with net sales up 17% and website traffic up 33% in fiscal 2011. We continue to improve and enhance the integration of our website with our retail stores, which will result in stronger synergies and provide an additional outlet for marketing opportunities.
     Expand Gross Margin. We believe we can build upon the 350 basis point improvement in our gross margin realized since fiscal 2007. After establishing an internal product development and direct sourcing group in fiscal 2008 and partnering with Li & Fung, we significantly increased our level of direct sourcing activity in our basic fabric and seasonal products. Increasing our direct sourcing penetration rates in other major categories, such as basic crafts, home décor, and fashion fabric, will allow us to drive additional margin expansion. Disciplined inventory management through investments in merchandising systems is also a component of our strategy to increase gross margins. Since fiscal 2006, we have increased inventory turns from 2.0x to 2.4x and have managed down our inventory positions to optimal levels. We will continue to enhance our merchandising systems and initiatives to enable better purchasing, pricing and promotional planning, which will lead to fewer markdowns and improved inventory turns.
     Strategically grow and enhance our existing store base. We continue to invest in new store development and remodel programs to augment our strong existing store base. We are planning to open or relocate 60-70 stores per year and close approximately 30-40 stores per year for net new store growth of 25-30 per year. As part of our real estate strategy, we are aiming to achieve greater consistency in size across the store base by targeting a 15,000 to 25,000 square foot average. We continue to see an abundance of attractive new store opportunities and believe we can grow total square footage by approximately 16% over the next five years by utilizing our 20,000 square foot average prototype. New stores require a relatively modest initial investment and typically have a three to four year payback period. Much of our planned new store opening activity involves relocating existing stores with established customer bases, allowing us to improve location, store size, and/or lease terms.
     We also plan to remodel 60-70 stores per year. Our proven remodel program refreshes the store base, improves store appearance, optimizes inventory and adjacencies, and increases product breadth. Since fiscal 2006, remodels and optimizations have resulted in average same-store sales increases above the chain average of approximately 10% and 5%, respectively. By 2015, we forecast that approximately 95% of our stores will have been newly built or remodeled in the last 10 years.
     Improve store operations. Our store associates complete a comprehensive training program to ensure consistent, professional customer service. We recently launched an online management development training course designed to provide all store leaders with a convenient tool for further developing best practices. We believe that our high-quality service levels are a key differentiating factor and remain dedicated to enhancing the customer experience.
     During fiscal 2011, we launched a Mystery Shopper program that provides independent feedback on store conditions and service. We are also developing a performance management system that provides online access to performance reviews, compensation management, and succession planning. These programs will help to assess the quality of stores and service across the chain and to quickly develop action plans to address any identified issues. We will continue to implement cost-effective methods that provide differentiated service and store experiences for our customers.
Product Selection
     The following table shows our net sales by principal product line as a percentage of total net sales:

	Fiscal Year-Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Principal product lines:
Sewing	52%	52%	51%
Non-sewing	48%	48%	49%

Total	100%	100%	100%
Sewing
     We offer a broad and comprehensive assortment of fabrics and sewing accessories in both our small-format and large-format stores. These fabrics are merchandised by end use and are sourced globally to offer our customers a combination of unique design, fashionable trends and value. Our stores are organized in the following categories for the convenience of the sewer:
•	fashion and sportswear fabrics, used primarily in the construction of garments for the customer seeking a unique, fashionable look;

•	special occasion fabrics used to construct evening wear, bridal and special event attire;

•	craft fabrics used primarily in the construction of quilts and craft and seasonal projects for the home;

•	fleece fabrics in both prints and solids used for the construction of sportswear, blankets and craft projects for the home;

•	home decorating fabrics and accessories used in home related projects such as window treatments, furniture and bed coverings (in addition to the in-store assortment, we offer a special order capability for additional designs);

•	a wide array of notions, which represent items incidental to sewing-related projects — including cutting implements, threads, zippers, trims, tapes, pins, elastics, buttons and ribbons, as well as the patterns necessary for most sewing projects; and

•	sewing-related accessories including lighting, organizers and sewing machines. Most large-format stores offer a wider selection of sewing machines through leased departments operated by third parties.
Non-sewing
     We offer a broad assortment of non-sewing merchandise for the creative enthusiast. Our large-format stores offer the complete array of categories while our small-format stores, due to their smaller size, carry edited assortments of the best-selling items. We offer the following non-sewing selections in our large-format stores:
•	yarn and accessories, as well as needlecraft kits and supplies;

•	paper crafting components, such as die cutting machines, albums, papers, stickers, stamps and books used in the popular home based activities of scrapbooking and card making;

•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, food crafting and kids crafting;

•	fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper and canvas;

•	a comprehensive assortment of books and magazines to provide inspiration for our customer;

•	framed art, photo albums and ready-made frames and full service in-store custom framing departments;

•	floral products, including artificial flowers, dried flowers and artificial plants, sold separately or in ready-made floral arrangements, and a broad selection of accessories essential for floral arranging and wreath making; and

•	home décor accessories including baskets, candles and accent collections designed to complement our home décor fashions.
     In addition to the basic categories described above, our stores regularly feature seasonal products, which fit with our core merchandising strategy. Our seasonal offerings span all product lines and include finished decorations, gifts and accessories that focus on holidays, as well as seasonal categories such as patio/garden.
     During the Christmas selling season, a significant portion of floor and shelf space is devoted to seasonal crafts, decorating and gift-making merchandise. Due to the project-oriented nature of these items, our peak selling season starts earlier than that of other retailers, generally running from September through December. In fiscal 2011, approximately 56 percent of our net sales occurred in the third and fourth quarters, and approximately 30 percent occurred in the fourth quarter alone.
     During fiscal 2011, sewing and non-sewing net sales represented 45 percent and 55 percent of total net sales for our large-format stores, respectively. Sewing and non-sewing net sales represented 61 percent and 39 percent of total net sales for our small-format stores for the same period, respectively.
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
     We also reach our customers through our Joann.com e-commerce business. Our website offers exclusive sales on an expanded product assortment and special coupons for online purchases, as well as the ability to view project instructions and videos, access store locations, browse our sales flyer, and gather information on our company including press releases and career opportunities. We also interact with our customers through other forms of online dialogue, including social media and communities. On Joann.com, thousands of customers have joined the Joann.com community and participate in forums, chats, and exchanges on project ideas and crafts they have made. They also offer each other tips and techniques. Social networking is playing an increasingly significant role in marketing, public relations and customer relations for Jo-Ann. Facebook is utilized as an engagement tool to share inspiration, promote sales, introduce new products, and to engage in communication with our customers, including customer service support and idea sharing. We also use other social media to listen to our customers and gather their feedback, including Twitter, YouTube, MySpace, Art Fire, and various blogs.
     The most recent addition to our marketing mix is mobile advertising. As customers start to rely more and more on their mobile devices (cell phones, Blackberries, iPads, etc.), our goal is to ensure that they can receive our messages through these channels if that is their preference. In fiscal 2011, we launched the Jo-Ann App in the iTunes stores, began delivering coupon savings through SMS messaging, and implemented QR codes on select pieces of merchandise offering customers the opportunity to scan the code and have access to more information about that item.
Purchasing
     We have numerous domestic and international sources of supply available for each category of product that we sell. During fiscal 2011, approximately 78 percent of our purchases were sourced domestically and 22 percent were sourced internationally. Our domestic suppliers source internationally some of the products they sell to us. We intend to continue to increase the amount of products we buy directly from factories in Asia, rather than purchasing through domestic agents and/or trading companies.

     Although we have very few long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are centralized through our store support center, allowing store team leaders and store team members to focus on customer sales and service and enabling us to negotiate volume discounts, control product mix and ensure quality. Currently, our top supplier represents approximately three percent of our annual purchase volume and the top ten suppliers represent approximately 24 percent of our total annual purchase volume. We currently utilize approximately 612 merchandise suppliers, with the top 125 representing more than 80 percent of our purchasing volume.
Logistics
     We operate three distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our stores on a weekly basis. Based on purchase dollars, approximately 77 percent of the products in our stores are shipped through our distribution center network, with the remaining 23 percent of our purchases shipped directly from our suppliers to our stores. Approximately 45 percent of our store base is supplied from the Hudson distribution center, 27 percent from our Visalia distribution center and 28 percent from our Opelika distribution center.
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
     Costs of Opening Stores. Standard operating procedures are employed to efficiently open new stores and integrate them into our information management and distribution systems. We have developed a standard inventory layout and marketing program for each store that we open. We typically open stores during the period from February through October to maximize sales and to minimize disruption to store operations during our fourth-quarter peak selling season.
     Store Management. Small-format stores generally have four full-time team members and 10 to 15 part-time team members, while large-format stores typically have approximately eight full-time team members and 32 to 37 part-time team members. Store team leaders generally are compensated with a base salary plus a bonus, which is tied to quarterly store sales, payroll as a percent to sales, and shrink results.
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

     The following table shows our stores by type and state on January 29, 2011:

	Small-	Large-
	format	format	Total
Alabama	2	2	4
Alaska	4	2	6
Arizona	4	10	14
Arkansas	2	—	2
California	59	23	82
Colorado	7	7	14
Connecticut	5	5	10
Delaware	2	1	3
Florida	28	21	49
Georgia	7	6	13
Idaho	7	1	8
Illinois	21	12	33
Indiana	18	8	26
Iowa	10	—	10
Kansas	6	2	8
Kentucky	3	1	4
Louisiana	4	—	4
Maine	4	1	5
Maryland	11	5	16
Massachusetts	23	1	24
Michigan	20	21	41
Minnesota	12	6	18
Mississippi	2	—	2
Missouri	7	4	11
Montana	6	1	7
Nebraska	3	1	4
Nevada	2	3	5
New Hampshire	8	—	8
New Jersey	11	1	12
New Mexico	6	—	6
New York	27	9	36
North Carolina	6	1	7
North Dakota	4	—	4
Ohio	32	18	50
Oklahoma	4	—	4
Oregon	20	4	24
Pennsylvania	30	12	42
Rhode Island	—	1	1
South Carolina	2	—	2
South Dakota	1	—	1
Tennessee	2	6	8
Texas	20	15	35
Utah	6	4	10
Vermont	4	—	4
Virginia	18	4	22
Washington	18	11	29
West Virginia	5	—	5
Wisconsin	13	5	18

Total	516	235	751

     The following table reflects the number of stores opened, expanded or downsized and closed during each of the past five fiscal years (square footage in thousands):
Total Stores

					Total
					Square Footage
			In Operation at	Expanded	at Year-End
Fiscal Year	Opened	Closed	Year-End	or Downsized	(000s)
2007	26	(63)	801	—	16,215
2008	6	(33)	774	1	15,932
2009	21	(31)	764	1	16,002
2010	20	(38)	746	1	15,943
2011	30	(25)	751	7	16,183
     Our new store opening costs depend on the building type, store size and general cost levels in the geographical area. During fiscal 2011 we opened six large-format stores with an average size of approximately 26,800 square feet. Our average net investment in a large-format store is approximately $1.2 million, which includes leasehold improvements (net of landlord allowances), furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses. Twenty-four small-format stores were opened in fiscal 2011 with an average size of approximately 18,700 square feet. Our average net investment in a small-format store is approximately $0.9 million, which includes leasehold improvements (net of landlord allowances), furniture, fixtures and equipment, inventory (net of payable support) and pre-opening expenses.
     During fiscal 2012 we expect to open between 55 and 60 new stores and close approximately 35 stores. We expect to remodel approximately 60 stores in fiscal 2012. As we accelerate our new store growth, we will focus on a smaller prototype store. During fiscal 2012 the new stores we expect to open will average approximately 20,000 square feet.

Information Technology
     Our point-of-sale registers and scanning devices record the sale of product at a SKU level at our stores. These transactions are collected and transmitted to our host systems throughout the day and interface with both our financial and merchandising systems on a nightly basis. Information obtained from item-level scanning through our point-of-sale system enables us to identify important trends, increase in-stock levels of more popular SKUs, eliminate less profitable SKUs, analyze product margins and generate data for the purpose of evaluating our advertising and promotions.
     We utilize handheld radio frequency devices for a variety of store tasks including price look-up, perpetual inventory exception counting, merchandise receiving, vendor returns and fabric sales processing. Our retail stores are equipped with broadband communication and central controllers, resulting in an enhanced customer checkout experience and a better platform to further automate internal store communications. Our in-store system allows us to provide better customer service by increasing the speed and accuracy of register checkout, more rapidly restock merchandise and efficiently re-price sale items.
     We operate our core financial, merchandise, human resource and retail processes on SAP Retail, complemented by point software solutions for key business processes. Our merchandise management portfolio of merchandise planning, space planning and product replenishment is run by JDA Software tools. Our ATG e-commerce platform has enabled continued growth and development for the on-line channel.
Status of Product or Line of Business
     During fiscal 2011 there was no public announcement nor is there a public announcement anticipated about either a new product line or line of business involving the investment of a material portion of our assets.
Trademarks
     We do business under trademarks for “Jo-Ann®,” “Joann.com®,” “Jo-Ann ETC®,” “Jo-Ann Fabrics®,” “Jo-Ann Fabric and Craft Stores®” and “Jo-Ann Fabrics & Crafts®” and we also own numerous trademarks relating to our private label products. We believe that our trademarks provide significant value to our business.
Seasonal Business
     Our business exhibits seasonality that is typical for most retail companies, with much stronger sales in the second half of the year than in the first half of the year. Net earnings are highest during the months of September through December when sales volumes provide significant operating leverage. In fiscal 2011 approximately 56 percent of our net sales occurred in the third and fourth quarters, and approximately 30 percent occurred in the fourth quarter alone.
Customer Base
     We are engaged in the retail sale of merchandise to the general public and, accordingly, no part of our business is dependent upon a single customer or a few customers. During fiscal 2011 no single store accounted for more than one percent of total net sales.
Backlog of Orders
     We sell merchandise to the general public on a cash and carry basis and, accordingly, we have no significant backlog of orders.
Regulation
     Various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. We are impacted, in particular, by the U.S. Consumer Product Safety Improvement Act of 2008, which includes limitations on lead and phthalates and imposes product testing and certification requirements with respect to many of the products we sell.
Competitive Conditions
     We are the nation’s largest specialty retailer of fabrics and one of the largest specialty retailers of crafts, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. Our stores compete with other specialty fabric and craft retailers and selected mass merchants, including Wal-Mart, that dedicate a portion of their selling space to a limited selection of fabrics and craft supply items. In addition, alternative methods of selling fabrics and crafts, such as over the Internet, could result in additional competitors in the future and increased price competition, since our customers could more readily comparison shop. We compete on the basis of product assortment, price, convenience and customer service. We believe that the combination of our product assortment under one roof, quality sales events and knowledgeable and customer focused team members provides us with a competitive advantage.
     There are three companies that we primarily compete with nationally in the fabric and craft specialty retail industry, one in the fabric segment (Hancock Fabrics, Inc.), one in the craft segment (Michaels Stores, Inc.) and one in the craft segment that also carries fabrics (Hobby Lobby). There is also a regional operator, A.C. Moore Arts & Crafts, Inc., which competes in the craft segment. The balance of our competition is comprised of smaller regional and local operators. We believe that we have several advantages over most of our smaller competitors, including:
•	brand recognition as the number one resource for fabric-related categories;

•	purchasing power;

•	ability to support efficient nationwide distribution; and

•	the financial resources to execute our strategy going forward.
Research and Development
     During the three fiscal years ended January 29, 2011, we have not incurred any material expense for research activities relating to the development of new products or services or the improvement of existing products or services.
Environmental Disclosure
     Our operations and properties are subject to federal, state and local environmental laws and regulations, including those relating to the handling, storage and disposal of chemicals, wastes and other regulated materials, release of pollutants into the air, soil and water, the remediation of contaminated sites and public disclosure of information regarding certain regulated materials. Failure to comply with environmental requirements could result in fines or penalties, as well as investigatory or remedial liabilities and claims for alleged personal injury or property damage. Some environmental laws impose strict, and under some circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and prior owners or operators of the sites, as well as those entities that send regulated materials to the sites. We have not incurred material costs for compliance with environmental requirements in the past, and we do not believe that compliance costs will have a material adverse effect upon our capital expenditures, income or competitive position.
Employees
     As of January 29, 2011, we had 21,453 full and part-time employees, of whom 19,930 worked in our stores, 361 were employed in our Hudson, Ohio distribution center, 219 were employed in our Visalia, California distribution center, 176 were employed in our Opelika, Alabama distribution center and 767 were employed at our store support center in Hudson, Ohio. The number of part-time employees is substantially higher during our peak selling season. We believe our employee turnover is below average for retailers, primarily because our stores often are staffed with sewing and crafting enthusiasts. In addition, we provide an attractive work environment, employee discounts, flexible hours and competitive compensation packages within the local labor markets. Our ability to offer flexible scheduling is important in attracting and retaining these employees, since approximately 75 percent of our employees work part-time.
     The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relationship with our employees and the union is good. Otherwise, none of our employees are unionized.
Foreign Operations and Export Sales
     In fiscal 2011, we purchased approximately 22 percent of our products directly from manufacturers located in foreign countries. These foreign suppliers are located primarily in China and other Asian countries. In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers. Because a large percentage of our products are manufactured or sourced abroad, we are required to order these products further in advance than would be the case if the products were manufactured domestically. We do not have material long-term contracts with any manufacturers.

Other Available Information
     We make available, free of charge, on our website at www.joann.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We have posted on our website the charters of our Audit, Compensation and Corporate Governance Committees, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics (which also serves as the Code of Ethics for the Chief Executive Officer and Financial Officers), and will post any amendments or waivers thereto.
     As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (the “NYSE”), our Chief Executive Officer submitted to the NYSE his annual certification on July 6, 2010 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K for the year-ended January 29, 2011, the certifications of our principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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
     There are many factors that affect our business and financial performance, some of which are beyond our control. In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, prospects, financial condition, results of operations, liquidity and access to the capital markets. Other factors not presently known to us, or that we presently believe are not material, could also affect our business and financial performance. The risks discussed below could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us are qualified by the risks described below.
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
     Our cost structure, and thus our operations and operating results, could be negatively impacted by higher interest rates; higher fuel and other energy costs; higher transportation costs; higher commodity costs; higher costs of labor, insurance and healthcare; inflation in other costs; higher tax rates and other changes in the tax laws; changes in other laws and regulations; increased regulatory enforcement; increased litigation; and other economic factors. These factors affect not only our operations, but also the operations of suppliers from which we purchase goods and services, which may result in cost increases to us and a negative impact on our operations and operating results.
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
Changes in newspaper subscription rates may result in reduced exposure to our circular advertisements
     A substantial portion of our promotional activities utilize circular advertisements in local newspapers. A continued decline in newspaper readership could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, operating results, and cash flow.
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
Our dependence on foreign suppliers subjects us to possible delays in receipt of merchandise and to the risks involved in foreign operations
     We are heavily dependent on foreign suppliers. In fiscal 2011, we purchased approximately 22 percent of our products directly from manufacturers located in foreign countries (in particular, in China and other Asian countries). In addition, many of our domestic suppliers purchase a portion of their products from foreign suppliers.
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
The failure to attract and retain qualified employees could limit our growth and negatively impact our operations
     Our continued success depends on our ability to attract and retain qualified management, administrative and store personnel. Our inability to do so may have a material adverse effect on our business and prospects. In particular, our strategy to grow our store base is dependent on our ability to recruit, develop and retain significant numbers of store managers and team members; the inability to do so may have a material adverse effect on our business and prospects. Our success depends to a significant extent both upon the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain additional qualified management in the future. Competition for key executives in the retail industry is intense, and our operations could be adversely affected if we cannot attract and retain qualified management.
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
     The United Steelworkers of America, Upholstery and Allied Industries Division currently represents employees who work in our Hudson, Ohio distribution center. Our current contract expires on May 5, 2011. We believe that our relations with our employees and the union are good, but if we are unable to negotiate a satisfactory contract renewal, or if a strike were to occur it may adversely affect our business, financial conditions and results of operations.
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

We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to complete our technology and business initiatives while continuing to provide maintenance on existing systems. Our inability to complete these initiatives and to maintain the existing systems adequately could materially adversely affect our operations and financial results.
Financing needs could restrict our operations
     Our business is dependent on the availability of credit to fund working capital, capital expenditures, acquisitions and other general corporate requirements. We currently have in place a secured credit facility, which expires in September 2013 (but which would be terminated and replaced upon closing of the proposed merger with an affiliate of Leonard Green & Partners, L.P.). We believe that this financing is adequate to meet our foreseeable needs. If our financing needs increase, we might not be able to obtain such financing on acceptable terms, or at all, which could have a material adverse effect on our business. In the event that the proposed merger with an affiliate of Leonard Green & Partners, L.P. is completed, we will become highly leveraged with associated financing risks.
Failure to comply with the restrictions placed on us by our lenders could have a material adverse effect on our business
     Our secured credit facility agreement contains restrictive and financial covenants, which limit our ability to borrow money, make investments, or make payments on our capital stock, incur liens and take other actions. We currently are in compliance with all of these covenants and do not foresee any issues in continuing to comply with these covenants in the future. However, our ability to remain in compliance with these covenants and tests may be affected by unanticipated events or events beyond our control. If we fail to meet these tests or breach any of the covenants, the lenders under the secured credit facility could declare all amounts outstanding under the facility, including accrued interest, to be immediately due and payable. In the event that the proposed merger with an affiliate of Leonard Green & Partners, L.P. is completed, we will have other credit facilities with different (and perhaps more stringent) restrictive and financial covenants.
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
     We currently are certified as being in compliance with the Payment Card Industry Data Security Standard (“PCI DSS”), but must be recertified on a regular basis with the next recertification scheduled in September 2011 for our stores and Joann.com. A company processing, storing, or transmitting payment card data must be PCI DSS compliant or risk losing its ability to process credit card payments and being audited and/or fined. Failure to maintain our PCI certification could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations.
Failure to comply with various regulations, or increased litigation, may result in damage to our business
     Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC and NYSE. Additional legal and regulatory requirements such as the Sarbanes-Oxley and Dodd-Frank Acts have increased the complexity of the regulatory environment. Also, various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time to time. We are impacted, in particular, by the U.S. Consumer Product Safety Improvement Act of 2008, which includes limitations on lead and phthalates and imposes product testing and certification requirements with respect to many of the products we sell, and state product safety laws and regulations. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims, employment-related claims, contractual disputes and allegations that we have infringed third-party intellectual property rights.

     Litigation or regulatory developments could adversely affect our business operations and financial performance. Also, failure to comply with various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of financial statements.
We may not be able to successfully implement our store growth strategy
     Our store growth strategy includes opening new stores in existing and new markets, replacing some of our small-format stores with large-format stores and remodeling many of our stores. We face significant competition from other retailers for suitable locations. We also may face difficulties in negotiating leases on acceptable terms. New store openings involve certain risks, including constructing, furnishing, supplying and staffing a store in a timely and cost effective manner and accurately assessing the demographic or retail environment for a particular location. Our future sales at new and remodeled stores may not meet our projections, which could adversely impact our return on investment. Our inability to execute our store growth strategy in a manner that generates appropriate returns on investment could have an adverse impact on our future growth and profitability.
We may not be able to maintain or negotiate favorable lease terms
     We lease substantially all of our store locations. The majority of our store leases contain provisions for base rent and a small number of store leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. If we are unable to renew, renegotiate or replace our store leases or enter into leases for new stores on favorable terms, our growth and profitability could be harmed.
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
Our stock price is subject to significant volatility
     Our stock price is affected by a number of factors, including quarterly variations in financial results; the competitive landscape; general economic and market conditions; estimates, projections and speculation by the investment community and press; and rating agency upgrades and downgrades. Given our pending agreement to be acquired by Leonard Green & Partners, L.P., our stock price could be negatively affected by delays in completing the acquisition, or modification or termination of the acquisition agreement. As a result, our stock price is subject to significant volatility.

Events harming our company’s reputation could have a material adverse effect on our business prospects, financial results and stock price
     We are dependent on our reputation. Events that can damage our reputation include, but are not limited to, legal violations, actual or perceived ethical problems, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor customer service, store appearance or operational issues, or events outside of our control which generate negative publicity with respect to our company. Any event that has the potential to negatively impact our reputation with customers, employees, suppliers, communities, governmental officials and others could have a materially adverse effect on our business prospects, financial results and stock price.
The proposed merger with an affiliate of Leonard Green & Partners, L.P. is subject to certain closing conditions that could result in the merger not being completed, which may in turn result in a decline in the price of our common stock.
     The proposed merger with an affiliate of Leonard Green & Partners, L.P. is subject to customary closing conditions, including the receipt of shareholder approval, but is not subject to any condition with regard to the financing of the transaction. Many of the conditions to closing are outside of our control. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed. Furthermore, certain lawsuits have been filed challenging the merger. These lawsuits could result in the merger not being completed or in a delay in the completion of the merger.
     If we do not complete the merger, the price of our common stock may decline significantly from the current market price which reflects a market assumption that the merger will be completed with shareholders receiving $61 for each common share held. We also will be obligated to pay certain professional fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefits. Further, upon termination of the merger agreement under certain specified circumstances, we will be required to pay a termination fee of $44.9 million to parties to the agreement.
Whether or not the proposed merger with an affiliate of Leonard Green & Partners, L.P. is completed, the merger could cause disruptions in our operations, which could have an adverse effect on our business and financial results.
     Whether or not the merger with an affiliate of Leonard Green & Partners, L.P. is completed, there are various uncertainties and risks arising in connection with the announcement of the merger, including:
•	Management’s attention may be diverted to completion of the merger and away from execution of existing business plans, which could disrupt operations and have a material adverse effect on our operating results; and

•	Perceived uncertainties as to our future direction may result in the loss of employees or business partners.
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
     We lease and operate a 630,000 square foot distribution center located on an 80-acre site in Visalia, California. We own a 705,000 square foot distribution center and the 105-acre site that it is located on in Opelika, Alabama.

     The remaining properties that we occupy are leased retail store facilities, located primarily in high-traffic shopping centers. All store leases are operating leases and generally have initial terms of 5 to 15 years with renewal options for up to 20 years. Certain store leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During fiscal 2011, we incurred $186.4 million of rental expense, including common area maintenance, taxes and insurance for store locations. Despite closing 190 stores over the last five years, as of January 29, 2011, we were only paying rent on four closed store locations all of which we have been unable to reach an early lease termination settlement with the landlord or sublease the property.
     As of January 29, 2011, the current terms of our store leases (including stores not yet open), assuming we exercise all lease renewal options, were as follows:

Number of
Fiscal Year Lease Terms Expire	Store Leases
Month-to-month	33
2012	63
2013	61
2014	33
2015	28
2016	31
Thereafter	551

Total	800

Item 3.	Legal Proceedings
     We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation which we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.
     In connection with the proposed merger with an affiliate of Leonard Green & Partners, on December 30, 2010 and January 14, 2011, respectively, purported shareholder derivative and class action complaints were filed in the Court of Common Pleas, Summit County, the State of Ohio against the Company, members of its board of directors, Leonard Green & Partners and its affiliates. The complaints allege, among other things, that (1) the members of our board of directors breached their fiduciary duties of loyalty, good faith, candor and independence owed to the Company and the Company’s public shareholders and have acted to put their personal interests ahead of the interests of the Company and (2) Leonard Green aided and abetted such members’ alleged breaches of their fiduciary duties. The complaints seek, among other things, injunctive relief, rescission of the merger agreement and awarding the plaintiffs their costs and disbursements in prosecuting the actions including reasonable attorneys’ and experts’ fees. The Company, the members of its board of directors and each of the other named defendants believe that the lawsuits are without merit and intend to defend each of them vigorously. The Company does not expect that these lawsuits will have a material adverse effect on its financial condition or results of operations.

Item 4.	Reserved
Executive Officers of the Registrant
     The following information is set forth pursuant to Item 401(b) of Regulation S-K.
     Our executive officers are as follows:

Name	Age	Position
Darrell Webb	53	Chairman of the Board and Chief Executive Officer
Travis Smith	38	President and Chief Operating Officer
Kenneth Haverkost	54	Executive Vice President, Store Operations
James Kerr	48	Executive Vice President, Chief Financial Officer
     Darrell Webb has been our Chairman of the Board and Chief Executive Officer since July 2006. From July 2006 to January 30, 2010, Mr. Webb also served as our President. Previously he was President of Fred Meyer Stores, a division of The Kroger Company, a large supermarket retailer, from 2002 until July 2006; and President of Kroger’s Quality Food Center Division from 1999 to 2002.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common shares are traded on the NYSE under the ticker symbol “JAS.” As of February 16, 2011, there were 364 shareholders of record. The closing price of the shares on February 16, 2011 was $60.58
     The quarterly high and low closing stock prices for fiscal 2011 and 2010 are presented in the table below:

	Common Shares
	High	Low
Quarter Ended Fiscal 2011:
January 29, 2011	$60.80	$42.03
October 30, 2010	46.16	35.51
July 31, 2010	48.00	36.20
May 1, 2010	48.24	35.18
Quarter Ended Fiscal 2010:
January 30, 2010	$38.14	$25.44
October 31, 2009	31.32	22.50
August 1, 2009	23.97	18.25
May 2, 2009	19.07	10.79
     We did not pay cash dividends on our common shares during fiscal 2011 and fiscal 2010. Our dividend policy has been to retain earnings for operations and reinvestment into our business. Payments of dividends, if any, in the future will be determined by the Board of Directors in light of business conditions and other considerations. Under our secured credit facility, cash dividends are allowed up to a maximum of $20 million annually as long as we maintain a certain level of excess availability as defined in our secured credit facility.
     See Part III, Item 12 for information regarding our equity compensation plans.

	Purchases of Equity Securities by Jo-Ann Stores, Inc.
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs
October 31 — November 27, 2010	1,455	$46.55	2,944,415	205,585
November 28, 2010 — January 1, 2011	4,570	$46.88	2,948,985	201,015
January 2 — 29, 2011	—	$—	2,948,985	201,015

Total	6,025	$46.80	2,948,985	201,015

     In December 1998, our Board of Directors authorized a discretionary program that allowed us to buy back 2,150,000 common shares. That program did not have a stated expiration date.
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
STOCK PERFORMANCE GRAPH
The following graph compares the yearly changes in total shareholder return on our common shares for the last five years with the total return of the S&P Composite — 500 Stock Index and our current and former compensation peer groups. In each case, we assumed an initial investment of $100 on the market close on the last trading day before the beginning of our fifth preceding fiscal year. Each subsequent date on the chart represents the last day of the indicated fiscal year. We did not pay any dividends during such five-year period. To the extent possible, companies comprising our peer group are similarly sized public companies from the specialty retail industry that exhibit similar operational characteristics as Jo-Ann Stores. Periodically our Compensation Committee may add or subtract companies from the peer group, reflecting the Committee’s assessment of the appropriate composition of the peer group. The following are the peer group used for determining fiscal 2011 compensation levels and the peer group the Committee had decided to use for future compensation decisions.
     The peer group index consists of the following publicly held companies:

Prior Peer Group	New Peer Group
A.C. Moore Arts & Crafts	Big Lots
Big 5 Sporting Goods	Brown Shoe
Borders Group	Cabelas
Brown Shoe	Charming Shoppes
Cabelas	Collective Brands (formerly, Payless Shoesource)
Charming Shoppes	Dick’s Sporting Goods
Collective Brands (formerly, Payless Shoesource)	DSW
Dick’s Sporting Goods	Fred’s
DSW	Men’s Wearhouse
Men’s Wearhouse	Pep Boys — Manny, Moe & Jack
Pep Boys — Manny, Moe & Jack	Pier 1 Imports
PetSmart	Sally Beauty
Pier 1 Imports	Signet Jewelers
Stage Stores	Stage Stores
Ulta Salon Cosmetics & Fragrances	Tractor Supply
Williams-Sonoma	Ulta Salon Cosmetics & Fragrances
Zale	Williams-Sonoma

Item 6. Selected Financial Data
     The following table presents our selected financial data for each of our five fiscal years ending January 29, 2011. The selected financial data for all fiscal years presented was derived from the audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. We reclassified certain amounts in the financial statements for our four fiscal years ending January 30, 2010 to conform to the current year presentation.

Fiscal Year-Ended (a)
January 29,	January 30,	January 31,	February 2,	February 3,
2011	2010	2009	2008	2007
(Dollars in millions, except per share data)
Operating Results:
Net sales	$2,079.0	$1,990.7	$1,901.1	$1,878.8	$1,850.6
Total net sales percentage increase (decrease)	4.4%	4.7%	1.2%	1.5%	(1.7)%
Same-store sales percentage increase (decrease) (b)	3.5%	3.1%	0.5%	3.5%	(5.9)%
Gross margin	1,040.6	975.7	882.5	872.4	859.8
Selling, general and administrative expenses	818.2	793.6	775.3	774.8	790.5
Store pre-opening and closing costs	11.3	11.7	12.3	8.4	11.1
Depreciation and amortization	57.4	56.3	54.2	51.8	49.2

Operating profit	153.7	114.1	40.7	37.4	9.0
Operating profit as a percent of net sales	7.4%	5.7%	2.1%	2.0%	0.5%
Gain on purchase of senior subordinated notes (c)	—	(1.3)	(4.2)	—	—
Interest expense	2.4	6.3	9.4	12.5	15.6
Income (loss) before cumulative effect of accounting change	93.1	66.6	21.9	15.4	(2.9)
Cumulative effect of change in accounting principle, net of tax (d)	—	—	—	—	1.0

Net income (loss)	$93.1	$66.6	$21.9	$15.4	$(1.9)
Net income (loss) as a percent of net sales	4.5%	3.3%	1.2%	0.8%	(0.1)%
Per Share Data:
Income (loss) per common share — diluted:
Income (loss) before cumulative effect of accounting change	$3.46	$2.51	$0.86	$0.62	$(0.12)
Cumulative effect of change in accounting principle	—	—	—	—	0.04

Net income (loss) — diluted	$3.46	$2.51	$0.86	$0.62	$(0.08)
Weighted average shares outstanding — diluted (000’s)	26,924	26,535	25,483	24,950	23,519

Financial Position:
Cash and cash equivalents	$214.8	$217.1	$80.6	$25.4	$18.4
Inventories	436.0	416.8	429.4	472.2	453.4
Inventory turnover	2.4	x	2.4	x	2.3	x	2.2	x	2.0	x
Current assets	704.8	686.1	563.8	547.8	543.8
Property, equipment and leasehold improvements, net	295.7	293.7	314.8	297.5	311.8
Total assets	1,020.6	1,000.4	899.7	869.4	866.3
Current liabilities (e)	286.0	327.2	248.0	228.7	225.5

	Fiscal Year-Ended (a)
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
		(Dollars in millions, except per share data)
Long-term debt	—	—	66.0	100.0	125.3
Shareholders’ equity	614.3	565.6	477.7	440.0	409.8
Debt to total capitalization	0.0%	7.7%	12.1%	18.5%	23.4%
Debt to total capitalization, net of cash and cash equivalents	(53.8)%	(42.8)%	(3.2)%	14.5%	20.7%
Per Share Data:
Book value (f)	$24.01	$21.57	$18.95	$17.97	$17.18
Shares outstanding, net of treasury shares (000’s)	25,588	26,216	25,204	24,485	23,857
Other Financial Information:
Capital expenditures:
Cash	$49.8	$29.2	$63.6	$28.6	$44.6
Cash — landlord reimbursement (g)	11.8	10.5	11.1	9.1	13.5

Total capital expenditures	$61.6	$39.7	$74.7	$37.7	$58.1

Store Count:
Small-format stores	516	518	554	578	615
Large-format stores	235	228	210	196	186

Total	751	746	764	774	801

Store Square Footage (000’s) (h)
Small-format stores	7,721	7,619	8,141	8,477	9,034
Large-format stores	8,462	8,324	7,861	7,455	7,181

Total	16,183	15,943	16,002	15,932	16,215

(a)	All years include 52 weeks except for the fiscal year-ended February 3, 2007, which includes 53 weeks.

(b)	Same-store sales are defined as net sales from stores that have been open one year or more. Net sales are included in the same-store sales calculation on the first day of the first month following the one-year anniversary of a store’s opening. In conjunction with the expansion or relocation of a store, the net sales results from that store is excluded from the same-store sales calculation until the first day of the first month following the one-year anniversary of that store’s expansion or relocation. Further, in a 53-week year, net sales of the first 52 weeks are compared to the comparable 52 weeks of the prior period.

(c)	Gain on purchase of senior subordinated notes includes the gain, net of related write-off of applicable deferred financing costs, on the purchase of the company’s senior subordinated notes. See Note 6 — Financing, contained in the notes to consolidated financial statements.

(d)	Effective January 29, 2006, the company changed its measurement of stock-based compensation using the fair value method of accounting, resulting in a cumulative after-tax adjustment related to estimated forfeitures.

(e)	On March 1, 2010, the company redeemed all outstanding principal amount of its 7.5 percent senior subordinated notes of approximately $47.5 million at par early, which was announced on January 5, 2010. As such, the company has classified the senior subordinated notes as short-term as of January 30, 2010.

(f)	Book value is calculated by dividing shareholders’ equity by shares outstanding, net of treasury shares.

(g)	Capital expenditures reimbursed by the landlord represent the cost of assets acquired through the utilization of landlord lease incentives.

(h)	Total store square footage includes selling floor space and inventory storage areas.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion provides the reader with information that will assist in an overall understanding of our financial statements, changes in certain key indicators from year to year, the factors that account for those changes and how certain accounting principles have impacted our financial statements. This discussion should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements presented in this Form 10-K. In addition, the financial information presented for years prior to fiscal 2011 has been reclassified for certain amounts to conform to the current year presentation.
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
     We review and manage to a number of key indicators in evaluating financial performance, the most significant of which are:
•	Net sales. We closely monitor our net sales, including net sales from stores open one year or more (“same-store sales”), by our two store formats, small-format stores and large-format stores. Net sales in the aggregate and by store type are compared to previous periods to measure our overall sales growth, and same-store sales are compared to previous periods to determine whether existing stores are growing their sales volume. We also closely monitor average ticket value, both in total and by store format. Average ticket represents total sales divided by the total number of customer transactions. Customer transactions are impacted by the number of customers that shop in our stores. These indicators help to measure the effectiveness of our product assortments, promotions and service.

•	Gross margin. Our management uses gross margin to evaluate merchandising, marketing and operating effectiveness for the company. Merchandise selection and other future decisions such as pricing and promotional activity are, in part, based on gross margin performance.

•	Selling, general and administrative expense as a percent of sales. We monitor the leveraging of selling, general and administrative expense in relation to our sales in order to measure our effectiveness in managing expenses.

•	Inventory. We closely monitor our inventory investment, which is our single largest invested asset, and our inventory turnover rate. Due to the large investment in inventory, changes in inventory levels can have a significant impact on our liquidity. Also, inventory turnover is an indicator of how effectively we manage our inventory levels in relation to our sales.
An overview of our fiscal 2011 performance compared with fiscal 2010 performance follows:
•	Net sales increased 4.4 percent to $2.079 billion. Same-store sales increased 3.5 percent versus a 3.1 percent same-store sales increase for the prior year. The increase in same-store sales was driven by a 2.8 percent increase in customer transactions, along with a 0.7 percent increase in average ticket. We continue to see the on-going benefits from store remodels, performance on new products, continued benefits from modifications we made to our marketing content to deliver a stronger value message and the benefit of competitive withdrawals in the sewing business.

•	Our gross margin rate, as a percentage of net sales, increased 110 basis points from 49.0 percent to 50.1 percent, primarily due to direct sourcing, and effective inventory management.

•	Our selling, general and administrative expenses (“SG&A”), as a percentage of net sales, excluding those expenses separately identified in the statement of operations, decreased 50 basis points from 39.9 percent during fiscal 2010 to 39.4 percent during fiscal 2011. The decrease is primarily due to expense leverage from the increase in sales as well as the result of our continued efforts to control expenses. Included in SG&A are $3.2 million of transaction related expenses associated with the proposed merger with an affiliate of Leonard Green & Partners, L.P.

•	Inventory increased by $19.2 million in fiscal 2011 primarily to support our expected sales growth and our first quarter of fiscal 2012 new store openings, remodels and optimizations. During fiscal 2011, we maintained consistent store in-stocks and had no holiday merchandise carryover at year end. Our inventory turnover also remained consistent at 2.4 turns for fiscal 2011 and 2010, respectively.

Executive Overview of Fiscal 2011

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
		(dollars in millions)
Net sales	$480.3	$439.3	$535.3	$624.1	$2,079.0
Same-store sales percent change	4.1%	4.4%	4.1%	2.0%	3.5%
Gross margin	$242.4	$221.7	$276.2	$300.3	$1,040.6
Gross margin percent	50.5%	50.5%	51.6%	48.1%	50.1%
Gross margin basis point change from prior year	200	120	60	50	110
Selling, general and administrative expenses	$195.4	$194.5	$209.4	$218.9	$818.2
SG&A percent to sales	40.7%	44.3%	39.1%	35.1%	39.4%
SG&A basis point change from prior year	(70)	(180)	(60)	60	(50)
Net income	$18.2	$5.4	$29.1	$40.4	$93.1
Net income percent to sales	3.8%	1.2%	5.4%	6.5%	4.5%
Net income basis point change from prior year	190	200	70	30	120
     During fiscal 2011, we delivered record financial results and finished with a solid performance in the fourth quarter of fiscal 2011. While sales for the fourth quarter of fiscal 2011 were affected by severe winter weather, we were still able to achieve a 2.0 percent increase in same-store sales, which was the result of a 1.1 percent increase in customer transactions and a 0.9 percent increase in average ticket. The severe winter storms in December and January affected same-store sales by approximately 80 basis points.
     Sales increased for both our sewing and non-sewing businesses. Our best performing categories during the fourth quarter of fiscal 2011 included flannel and loungewear fabrics, sewing notions, food crafting and kids crafts. The fourth quarter of fiscal 2011 represented another quarter of positive sales from our seasonal business, as well as a good sell-through of our holiday related merchandise. We did not have any seasonal carryover at the end of fiscal 2011.
     Joann.com sales increased 29.0 percent over the prior year fourth quarter. We experienced very strong sales over the Thanksgiving holiday weekend, when more shoppers seem to be migrating to e-commerce. Traffic on our site increased 43.0 percent and average ticket grew by 5.0 percent for the fourth quarter of fiscal 2011. The upgrades we have made to the website technology and user interface pages, the addition of 11,000 net new SKU’s over the past year and a more targeted marketing approach, have all contributed to attracting more shoppers to our website.
     Our gross margin improved by 50 basis points during the fourth quarter of fiscal 2011. We were able to overcome some initial inflationary concerns and improved gross margin due to ongoing benefits from our direct sourcing initiatives and improved inventory management. Our margin improvement was slightly offset by modest deleveraging of SG&A expenses, primarily due to a shift of some marketing expenditures into the fourth quarter of fiscal 2011 to support new and remodeled stores.
     Earnings per share increased to $1.53, for a 12.5 percent improvement over the fourth quarter of the prior year. Earnings per share for the full fiscal year were $3.46, which reflects a 37.8 percent improvement over the prior fiscal year. Our full-year results were driven by a 3.5 percent increase in same-store sales, 110 basis point improvement in gross margin and a 50 basis point improvement in leverage of SG&A.
     We made significant progress in revitalizing our store base during fiscal 2011, by opening 30 new stores and completing 42 remodels. The new stores we opened in fiscal 2011 have been the strongest group of store openings relative to our sales projections since implementing our current store prototype.
     We are accelerating our new store openings to a range of 55 to 60 stores for fiscal 2012, which will result in total square footage growth of more than 3.0 percent. We are also increasing the pace of our remodels and expect to remodel approximately 60 stores during fiscal 2012. Along with the increase in sales that our new stores and remodels are expected to deliver, pre-opening costs related to this activity will almost double as compared to fiscal year 2011.
     We ended fiscal 2011 with $214.8 million in cash after buying back $74.6 million of stock during the year. We look forward to maintaining the course of our strategic plan, which has allowed us to increase sales, market share and profitability over the past few years.

Recent Developments and Business Update
     On December 23, 2010, we announced that the company had entered into a definitive agreement to be acquired by an affiliate of Leonard Green & Partners, L.P., for a total price of approximately $1.6 billion, or $61.00 per share in cash.
     Despite an active and extensive solicitation of potentially interested parties in connection with the “go-shop” period since the announcement of the merger agreement, we did not receive any alternative acquisition proposals.
     On February 15, 2011, we announced that our Board of Directors has scheduled a special meeting of our shareholders to approve the merger agreement between the company and an affiliate of Leonard Green & Partners, L.P. The company’s shareholders of record at the close of business on February 16, 2011 will be entitled to notice of the special meeting and the opportunity to vote on the proposed transaction. The special meeting is scheduled to be held on March 18, 2011.
     If the merger agreement is approved by the holders of a majority of the company’s shares of common stock, the transaction is expected to close by the end of March 2011. The transaction is subject to customary closing conditions, but is not subject to any condition with regard to the financing of the transaction.
     We filed a definitive proxy statement with the Securities and Exchange Commission which contains detailed information about the transaction and the board and special committee process. The definitive proxy statement was filed with the Commission and mailed to shareholders of record on February 17, 2011.
Results of Operations
     The following table sets forth our financial information through operating profit, expressed as a percentage of net sales. The following discussion should be read in conjunction with our consolidated financial statements and related notes.

	Fiscal Year-Ended
	Jan 29, 2011	Jan 30, 2010	Jan 31, 2009
Net sales	100.0%	100.0%	100.0%
Gross margin	50.1%	49.0%	46.4%
Selling, general and administrative expenses	39.4%	39.9%	40.8%
Store pre-opening and closing costs	0.5%	0.6%	0.6%
Depreciation and amortization	2.8%	2.8%	2.9%

Operating profit	7.4%	5.7%	2.1%

Comparison of the 52 Weeks Ended January 29, 2011, January 30, 2010 and January 31, 2009
     Net sales. Net sales represent retail sales, net of estimated returns and exclude sales taxes. The following tables summarize the year-over-year comparison of our consolidated net sales and sales by segment for the periods indicated:
Consolidated Net Sales:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10	FY10 vs. FY09
Consolidated net sales	$2,079.0	$1,990.7	$1,901.1	4.4%	4.7%
Increase from prior year	$88.3	$89.6
Same-store sales percentage change	3.5%	3.1%	0.5%
Fiscal 2011:
     Consolidated net sales increased for fiscal 2011. Same-store sales increased 3.5 percent compared with a same-store sales increase of 3.1 percent for fiscal 2010. The increase in fiscal 2011 same-store sales was driven by an approximate 2.8 percent increase in customer transactions, along with a 0.7 percent increase in average ticket. We continue to see the on-going benefits from store remodels, performance of new products, continued benefits from modifications we made to our marketing content to deliver a stronger value message and the benefit of competitive withdrawals in the sewing business. Our total store count at the end of the year was 751, an increase of five stores compared with fiscal 2010. Total store square footage increased slightly from 15.9 million square feet at the end of fiscal 2010 to 16.2 million square feet at the end of fiscal 2011. In total, we opened 30 new stores and closed 25 stores during fiscal 2011, compared to fiscal 2010 when we opened 20 new stores and closed 38 stores.

     Our sewing businesses represented 52 percent of our sales volume for both fiscal 2011 and 2010. During fiscal 2011, our sewing businesses increased approximately 3.7 percent on a same-store sales basis as compared to an increase of approximately 5.6 percent during fiscal 2010. During fiscal 2011, we experienced positive same-store sales in the majority of our sewing merchandise categories, especially in quilting and sewing notions.
     Our non-sewing businesses represented 48 percent of our sales volume for both fiscal 2011 and 2010. During fiscal 2011, our non-sewing businesses increased 3.5 percent on a same-store sales basis as compared to an increase of approximately 0.3 percent during fiscal 2010. Our core craft categories remained strong, especially in yarn, basic crafts, food crafting and kids crafts and sales trends in our seasonal business continued to remain positive.
Fiscal 2010:
     Consolidated net sales increased for fiscal 2010. Same-store sales increased 3.1 percent compared with a same-store sales increase of 0.5 percent for fiscal 2009. The increase in fiscal 2010 same-store sales primarily was driven by an approximate 3.8 percent increase in customer transactions, our store remodel and optimization programs, more effective marketing and the benefit of competitive withdrawals in the sewing business. Our total store count at the end of the year of 746 was down 18 stores compared with fiscal 2009 and total store square footage decreased slightly from 16.0 million square feet at the end of fiscal 2009 to 15.9 million square feet at the end of fiscal 2010. In total, we opened 20 new stores and closed 38 stores during fiscal 2010, compared to fiscal 2009 when we opened 21 new stores and closed 31 stores.
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
     Our non-sewing businesses represented 48 percent of our fiscal 2010 sales volume compared to 49 percent of our fiscal 2009 sales volume. During fiscal 2010, our non-sewing businesses increased 0.3 percent on a same-store sales basis as compared to a decrease of 3.4 percent during fiscal 2009. The increase in same-store sales during fiscal 2010 was primarily due to sales in our core craft categories, particularly paper crafting, yarn and basic crafts, partially offset by a decline in seasonal categories.
Sales by Segment:

				Percentage	Percentage
				Change	Change
(Dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10	FY10 vs. FY09
Large-format stores
Net sales	$1,110.1	$1,075.5	$1,000.3	3.2%	7.5%
Increase from prior year	$34.6	$75.2
Same-store sales percentage change	1.9%	1.4%	(1.0)%
Small-format stores
Net sales	$924.4	$877.3	$865.1	5.4%	1.4%
Increase from prior year	$47.1	$12.2
Same-store sales percentage change	5.6%	5.1%	2.1%
Other
Net sales	$44.5	$37.9	$35.7	17.4%	6.2%
Increase from prior year	$6.6	$2.2
Fiscal 2011:
     Sales for large-format stores increased for fiscal 2011 primarily due to the net increase in same-store sales and in the number of new stores. The number of large-format stores increased to 235 from 228 in fiscal 2010, which is the net result of six new stores and one small-format store that was reclassified as a large-format store due to remodeling efforts during fiscal 2011.
     Same-store sales for large-format stores increased 1.9 percent for fiscal 2011, versus a same-store sales increase of 1.4 percent for fiscal 2010. The increase in same-store sales was due to a 1.7 percent increase in customer transactions while average ticket increased 0.2 percent as compared to fiscal 2010. Large-format stores accounted for 53.4 percent and 54.0 percent of total net sales during fiscal 2011 and fiscal 2010, respectively.

     Sales for small-format stores increased for fiscal 2011 due to the increase in same-store sales. The number of small-format stores decreased to 516 in fiscal 2011 from 518 in the prior year, which is the net result of the opening of 24 new small-format stores, the closing of 25 small-format stores and the previously mentioned reclassification of one small-format store to a large-format store during the year.
     Same-store sales for small-format stores increased 5.6 percent for fiscal 2011 versus a same-store sales increase of 5.1 percent for fiscal 2010. The fiscal 2011 increase in same-store sales for small-format stores was due to a 3.8 percent increase in customer transactions combined with a 1.8 percent increase in average ticket. We continued to see the ongoing benefits from store remodels and optimizations in our small-format stores during fiscal 2011. Small-format stores accounted for 44.5 percent and 44.1 percent of total net sales during fiscal 2011 and fiscal 2010, respectively.
     Sales included in our “other” segment represent sales from Joann.com. Sales for Joann.com increased for fiscal 2011 due to a 33.0 percent increase in traffic on the site and a 12.0 percent increase in average ticket. Internet sales through Joann.com accounted for 2.1 percent of net sales in fiscal 2011 as compared to 1.9 percent in fiscal 2010.
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
     Same-store sales for large-format stores increased 1.4 percent for fiscal 2010, versus a same-store sales decrease of 1.0 percent for fiscal 2009. Our large-format stores performed well; however, they have a greater mix of seasonal product and higher ticket items compared to our small-format stores, which negatively impacted their same-store sales during fiscal 2010. Customer transactions for large-format stores increased by approximately 3.4 percent while average ticket decreased 2.0 percent. Large-format stores accounted for 54.0 percent and 52.6 percent of total net sales during fiscal 2010 and fiscal 2009, respectively.
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
     Same-store sales performance for small-format stores increased 5.1 percent for fiscal 2010 versus a same-store sales increase of 2.1 percent for fiscal 2009. The fiscal 2010 increase in same-store sales for small-format stores was due to an approximate 4.2 percent increase in customer transactions combined with an approximate 0.9 percent increase in average ticket. We continued to see the ongoing benefits from store remodels and optimizations in our small-format stores during fiscal 2010. Small-format stores accounted for 44.1 percent and 45.5 percent of total net sales during fiscal 2010 and fiscal 2009, respectively.
     Sales included in our “other” segment represent sales from Joann.com. Internet sales from Joann.com accounted for 1.9 percent of net sales in fiscal 2010 and 2009, respectively.
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
Gross Margin:

				Percentage		Percentage
				Change		Change
(Dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10		FY10 vs. FY09
Gross margin	$1,040.6	$975.7	$882.5	6.7%		10.6%
Increase from prior year	$64.9	$93.2
Percentage of consolidated net sales	50.1%	49.0%	46.4%	110	bps	260	bps

     As a percent of net sales, gross margin increased 110 basis points compared with fiscal 2010. The improvement in the gross margin rate for fiscal 2011 primarily was driven by reduced product cost from global sourcing efforts as well as improved inventory management, which resulted in fewer markdowns.
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
Selling, general and administrative expenses:

				Percentage		Percentage
				Change		Change
(Dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10		FY10 vs. FY09
SG&A	$818.2	$793.6	$775.3	3.1%		2.4%
Increase from prior year	$24.6	$18.3
Percentage of consolidated net sales	39.4%	39.9%	40.8%	(50	bps)	(90	bps)
     SG&A for fiscal 2011 decreased as a percentage of net sales. Our improved SG&A leverage reflects our continued focus on controlling costs, which have increased by 3.1 percent during fiscal 2011, while, for the same period, net sales increased by 4.4 percent as compared to fiscal 2010. A portion of the improved leverage is the result of additional incentive compensation expense accruals recorded for fiscal 2010 that did not recur in the current year. Included in SG&A are $3.2 million of transaction related expenses associated with the proposed merger with an affiliate of Leonard Green & Partners, L.P.
     Distribution costs included within SG&A amounted to $49.4 million, $49.0 million and $54.3 million for fiscal 2011, 2010 and 2009, respectively. Store occupancy costs included within SG&A amounted to $189.9 million, $186.6 million and $180.5 million for fiscal 2011, 2010 and 2009, respectively.
     Stock-based compensation expense, which is included within SG&A, was $12.2 million for fiscal 2011, compared with $10.9 million in fiscal 2010. Included within stock-based compensation expense is $3.5 million and $1.9 million for fiscal 2011 and 2010, respectively, related to the Stock Value Bonus Plan.
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

Store pre-opening and closing costs:

				Percentage		Percentage
				Change		Change
(Dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10		FY10 vs. FY09
Store pre-opening and closing costs	$11.3	$11.7	$12.3	(3.4)%		(4.9)%
Decrease from prior year	$(0.4)	$(0.6)
Percentage of consolidated net sales	0.5%	0.6%	0.6%	(10	bps)	—

Store pre-opening costs	$8.3	$5.5	$7.8	50.9%		(29.5)%
Increase (decrease) from prior year	$2.8	$(2.3)
Stores opened	30	20	21

Store closing costs	$3.0	$6.2	$4.5	(51.6)%		37.8%
(Decrease) increase from prior year	$(3.2)	$1.7
Stores closed	25	38	31

     Store pre-opening and closing costs decreased in fiscal 2011, due to a decrease in store closing activity during fiscal 2011. Pre-opening costs increased during fiscal 2011 since we opened 30 new stores in fiscal 2011 as compared to 20 new stores in fiscal 2010. Store closing costs decreased during fiscal 2011 since we closed 25 stores in fiscal 2011 compared with 38 stores in fiscal 2010.
     Store pre-opening and closing costs decreased in fiscal 2010. Pre-opening costs decreased during fiscal 2010 due to fewer store openings as well as the timing of the opening of the new stores in fiscal 2010 compared to fiscal 2009. During fiscal 2010, we opened 20 stores compared to 21 stores in fiscal 2009. Store closing costs increased during fiscal 2010 since we closed seven more stores for a total of 38 stores in fiscal 2010 compared with 31 stores in fiscal 2009.
     Depreciation and amortization. Depreciation and amortization expense increased $1.1 million to $57.4 million in fiscal 2011. The increase in depreciation and amortization expense during fiscal 2011 was due to incremental depreciation associated with fiscal 2011 and 2010 expenditures on new stores and remodels as well as spending related to information technology.
     Depreciation and amortization expense increased $2.1 million to $56.3 million in fiscal 2010. The increase in depreciation and amortization expense during fiscal 2010 was due to incremental depreciation associated with fiscal 2010 and 2009 expenditures related to technology as well as spending on new stores and remodels.
Operating profit:

				Percentage		Percentage
				Change		Change
(Dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10		FY10 vs. FY09
Operating profit	$153.7	$114.1	$40.7	34.7%		180.3%
Increase from prior year	$39.6	$73.4
Percentage of consolidated net sales	7.4%	5.7%	2.1%	170	bps	360	bps
     Operating profit for fiscal 2011 increased primarily due to the increase in same-store sales, improvement in gross margin and our continued efforts to control expenses.
     Operating profit for fiscal 2010 increased primarily due to the increase in same-store sales, improvement in gross margin and our continued efforts to control expenses.

Operating profit (loss) by Segment:

				Percentage	Percentage
				Change	Change
(dollars in millions)	FY11	FY10	FY09	FY11 vs. FY10	FY10 vs. FY09
Large-format stores
Operating profit	$141.8	$119.8	$69.2	18.4%	73.1%
Increase from prior year	$22.0	$50.6
Small-format stores
Operating profit	$141.1	$128.2	$95.8	10.1%	33.8%
Increase from prior year	$12.9	$32.4
Other
Operating loss	$(129.2)	$(133.9)	$(124.3)	3.5%	(7.7)%
Decrease (increase) from prior year	$4.7	$(9.6)
Fiscal 2011:
     The improvement in large-format store operating profit was driven primarily by the $34.6 million increase in store sales volume, which was primarily due to a 1.9 percent increase in same-store sales and the net increase in the number of stores, combined with improvement in gross margin and our continued efforts to control expenses.
     The improvement in small-format store operating profit was driven primarily by a 5.6 percent increase in same-store sales, which was primarily due to the store remodels that occurred during fiscal 2011, combined with improvement in gross margin and our continued efforts to control expenses.
     The decrease in operating loss during fiscal 2011 of our other segment is primarily due to our continued efforts to control expenses. The other segment includes unallocated corporate overhead in addition to the operating results of our Internet business.
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
     Interest expense. Interest expense for fiscal 2011 decreased $3.9 million to $2.4 million. The decrease is attributable to lower average debt levels. Our average debt levels were $3.4 million in fiscal 2011 versus $50 million in the prior year. The interest expense for fiscal 2011 primarily represents the costs associated with maintaining our credit facility. We had no debt outstanding at the end of fiscal 2011.
     Interest expense for fiscal 2010 decreased $3.1 million to $6.3 million. The decrease is attributable to lower average debt levels. Our average debt levels were $50 million in fiscal 2010 versus $101 million in the prior year.

     Income taxes. Our effective income tax rate for fiscal 2011 decreased to 38.5 percent from 39.0 percent in fiscal 2010. The decrease in the effective tax rate is based primarily on the net effect of changes to our state and local tax positions. Our effective rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions.
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
Store Closing Charges
     Expenses recorded relating to store closings were $3.0 million, $6.2 million and $4.5 million in fiscal 2011, 2010 and 2009, respectively. These charges are included in the line item “Store pre-opening and closing costs” in our statements of operations included in our consolidated financial statements.
     The store closing reserve was $0.4 million and $0.7 million as of January 29, 2011 and January 30, 2010, respectively. The reserve is comprised of miscellaneous liquidation costs, which are incurred but not paid.
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
     The following table provides cash flow related information for the three fiscal years ended January 29, 2011.

	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$162.4	$183.2	$157.3
Net cash used for investing activities	(64.1)	(42.8)	(77.8)
Net cash used for financing activities	(100.6)	(3.9)	(24.3)

Net (decrease) increase in cash and cash equivalents	$(2.3)	$136.5	$55.2

Ending cash and cash equivalents	$214.8	$217.1	$80.6

Net Cash Provided By Operating Activities:
     Net cash provided by operating activities decreased by $20.8 million in fiscal 2011. The year-over-year decrease in cash provided by operations was attributable primarily to a $31.8 million year-over-year increase in inventories for fiscal 2011 as compared to fiscal 2010.
     Inventories increased in fiscal 2011 by $19.2 million compared to fiscal 2010, primarily to support our expected sales growth and our first quarter of fiscal 2012 new store openings, remodels and optimizations. During fiscal 2011, we maintained consistent store in-stocks and had no holiday merchandise carryover at year end. Inventory turns for fiscal 2011 were approximately 2.4 which was consistent with fiscal 2010.
     Net cash provided by operating activities increased by $25.9 million in fiscal 2010. The year-over-year increase in cash provided by operations was attributable primarily to a $44.7 million increase in net income for fiscal 2010 as compared to fiscal 2009.
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
Net Cash Used For Investing Activities
     Net cash used for investing activities in fiscal 2011, 2010 and fiscal 2009 consisted of capital expenditures and a delayed payment related to the fiscal 2008 acquisition of the remaining equity of Joann.com.
Capital Expenditures
     Capital expenditures for the last three fiscal years consist of cash expenditures and cash expenditures reimbursed by our landlords. Capital expenditures primarily relate to the operation of the stores, including new store openings and information technology. We also incur capital outlays for distribution center equipment and other non-store capital investments. Landlord reimbursed capital expenditures represent the cost of assets acquired with landlord lease incentives. Capital expenditures are summarized as follows:

	2011	2010	2009
Cash	$49.8	$29.2	$63.6
Cash — landlord-reimbursed	11.8	10.5	11.1

Total	$61.6	$39.7	$74.7

     Capital expenditures for fiscal 2011 totaled $61.6 million. Store-related expenditures, including those for our store openings, accounted for approximately 76.0 percent, or $47.0 million, of total capital spending in fiscal 2011. Expenditures related to technology accounted for approximately 11.0 percent, or $6.8 million, of total capital spending in fiscal 2011. During fiscal 2011, we opened six large-format and 24 small-format stores and remodeled 42 stores.
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
     We anticipate that capital expenditures in fiscal 2012 will be approximately $70.0 to $75.0 million net of landlord allowances received. We plan to open between 55 and 60 new stores in fiscal 2012 and plan to remodel approximately 60 stores.
Net Cash Used For Financing Activities
     Net cash used for financing activities was $100.6 million in fiscal 2011 compared with $3.9 million in fiscal 2010. We had no debt outstanding at the end of fiscal 2011. Debt levels decreased $47.5 million during fiscal 2011, compared with a net decrease of $18.5 million in the prior year. During fiscal 2011, we purchased and subsequently retired the remaining $47.5 million principal of our 7.5 percent senior subordinated notes at par value.
     On August 12, 2010, our board of directors increased the authorization under our existing common share repurchase program by one million shares. During fiscal 2011, we bought back approximately 1,735,000 shares of our common stock at an average price per share of $42.95.
     Net cash used for financing activities was $3.9 million in fiscal 2010 compared with $24.3 million in fiscal 2009. Debt at the end of fiscal 2010 was $47.5 million and consisted of our 7.5 percent senior subordinated notes. Debt levels decreased $18.5 million during fiscal 2010, compared with a net decrease of $34.0 million in the prior year. During fiscal 2010, we purchased $18.5 million in face value of the senior subordinated notes at an average of 92 percent of par. We recorded a pre-tax gain of $1.3 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.

     Net cash used for financing activities was $24.3 million in fiscal 2009 compared with $17.2 million in fiscal 2008. Long-term debt at the end of fiscal 2009 was $66.0 million and consisted of our 7.5 percent senior subordinated notes. Debt levels decreased $34.0 million during fiscal 2009, compared with a net decrease of $25.3 million in the prior year. During fiscal 2009, we purchased $34.0 million in face value of the notes at an average of 87 percent of par. We recorded a pre-tax gain of $4.2 million, representing the cash discount received net of the related write-off of applicable deferred financing costs. These charges are reflected in the gain on purchase of senior subordinated notes line item in the statement of operations.
     As of January 29, 2011, we had the ability to borrow up to an additional $262.9 million under our Amended Credit Facility.
Common Share Repurchases
     During fiscal 2011, we bought back approximately 1,735,000 shares of our common stock at an average price per share of $42.95.
     On August 12, 2010, our board of directors increased the authorization under our existing common share repurchase program by one million shares. As of the end of fiscal 2011, under the new authorization, 201,015 common shares remain available for purchase.
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
     We have no debt obligations as of the end of fiscal 2011.
     Secured Credit Facility. On September 5, 2008, we entered into the Amended Credit Facility by amending certain terms and extending the maturity of our Credit Facility, originally entered into as of April 24, 2001. The Amended Credit Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in our inventory, accounts receivable, personal property and other assets and is guaranteed by certain of our wholly-owned subsidiaries. We have the option to request an increase in the size of the Amended Credit Facility up to $100 million (for a total facility of $400 million) in increments of $25 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Credit Facility is calculated at the London Interbank Offered Rate (“LIBOR”) plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of average excess availability during the previous fiscal month. The Amended Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, are being amortized over the term of the Amended Credit Facility. As of January 29, 2011, we had $14.3 million in standby letters of credit outstanding under the Amended Credit Facility.
     We did not borrow on the Amended Credit Facility during fiscal 2011 or fiscal 2010.
     The Amended Credit Facility contains customary covenants that, among other things, restrict our ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of our business. We are restricted in our ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, which represents net borrowing capacity, falls below certain levels. Further, we are required to comply with a minimum fixed charge ratio covenant, if excess availability is less than ten percent of the borrowing base at any time. As of January 29, 2011, excess availability was $262.9 million. The Amended Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At January 29, 2011, we were in compliance with all covenants under the Amended Credit Facility. Failure to comply with these restrictions and covenants could result in defaults under our Amended Credit Facility. Any default, if not waived, could result in our debt becoming immediately due and payable.
     Senior Subordinated Notes. On February 26, 2004, we issued $100 million 7.5 percent notes due 2012. Interest on the notes was payable on March 1 and September 1 of each year. Deferred financing costs recorded at issuance of $2.6 million were reflected in other long-term assets and were being amortized as interest expense over the term of the notes utilizing the effective interest method. Beginning March 1, 2008, we had the option of redeeming the notes at any time, in accordance with certain call provisions of the related note indenture. The notes represented unsecured obligations that were subordinated to the Amended Credit Facility and were fully and unconditionally guaranteed by certain of our wholly-owned subsidiaries.
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
Contractual Obligation and Commitments
     The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 29, 2011:

	Payments Due by Period (1)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
			(In millions)
Standby letters of credit	$14.3	$14.3	$—	$—	$—
Purchase commitments(1)	13.3	2.9	9.7	0.7	—
Royalty commitments(2)	0.1	0.1	—	—	—
Agent fee commitments(3)	6.8	6.8	—	—	—
Operating leases	882.4	158.4	277.7	203.1	243.2
Uncertain tax positions(4)	—	—	—	—	—
Amended Credit Facility(5)	—	—	—	—	—

Total Contractual Cash Obligations	$916.9	$182.5	$287.4	$203.8	$243.2

(1)	Purchase commitments include legally binding contracts such as firm commitments for significant inventory purchases. Purchase orders that are not binding agreements are excluded from the table.

(2)	Royalty commitments include guaranteed minimum royalty payments to various designers for use of their name and product line and are based off a guaranteed minimum sales figure per year.

(3)	Agent fee commissions include minimum commission fees for sourcing import purchases.

(4)	We have approximately $5.7 million in uncertain tax positions. However, we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities and, therefore, have not included this amount in the contractual obligations table. See Note 5 to the consolidated financial statements.

(5)	The calculation of interest on the Amended Credit Facility is dependent on the average borrowings during the year and a variable interest rate. See “Liquidity and Capital Resources — Sources of Liquidity” for further discussion of the Amended Credit Facility.
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
     Summarized below are key line items by quarter from our statements of operations and balance sheets:

	Fiscal 2011				Fiscal 2010
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
				(In millions)
Net sales	$480.3	$439.3	$535.3	$624.1	$460.0	$419.4	$509.1	$602.2
Same-store sales percentage change	4.1%	4.4%	4.1%	2.0%	1.0%	1.8%	4.3%	4.4%
Gross margin	$242.4	$221.7	$276.2	$300.3	$222.9	$206.6	$259.8	$286.4
Gross margin percent to sales	50.5%	50.5%	51.6%	48.1%	48.5%	49.3%	51.0%	47.6%
Operating profit (loss)	$30.6	$10.1	$48.7	$64.3	$14.9	$(3.4)	$41.5	$61.1
Operating profit (loss) percent to sales	6.4%	2.3%	9.1%	10.3%	3.2%	(0.8)%	8.2%	10.1%
Net income (loss)	$18.2	$5.4	$29.1	$40.4	$8.6	$(3.2)	$24.1	$37.1
Inventories	405.0	445.6	504.3	436.0	406.6	460.1	485.4	416.8
Debt	—	—	—	—	50.5	50.5	47.5	47.5
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
     We do not believe that the assumptions used in our estimate will change significantly based on prior experience. A one percent increase or decrease in the clearance reserve would have impacted operating profit by approximately $0.2 million for the year ended January 29, 2011.
     Our accrual for shrink is estimated as a percent of sales. The percent used in the determination of the accrual is based on actual historical shrink results of our stores. This estimated percent is applied to sales of our stores for the periods following each store’s most recent physical inventory. In addition, we analyze our accrual using actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store physical inventory counts are taken in the first three quarters of each year. All store locations that have been open one year or longer are physically inventoried once a year. A ten basis point increase or decrease in the estimated shrink percent would have impacted operating profit by approximately $1.4 million for the year ended January 29, 2011.
Valuation of Long-Lived Assets and Goodwill
     We evaluate recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable (for example, when a store’s performance falls below minimum company standards). In the fourth quarter of each fiscal year or earlier if indicators of impairment exist, we review the performance of individual stores. Underperforming stores are selected for further evaluation of the recoverability of the store’s net asset values. If the evaluation, done on an undiscounted cash flow basis, indicates that a store’s net asset value may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. We estimate fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Additional factors are taken into consideration, such as local market conditions and operating environment.
     Impairment losses totaling $0.3 million, $2.4 million and $2.0 million in fiscal 2011, 2010 and 2009, respectively, were recorded for underperforming stores, underutilized assets and/or other facilities. If different assumptions were made or different market conditions were present, any estimated potential impairment amounts could have varied from recorded amounts.
     During the fourth quarter of fiscal 2011, we conducted the annual impairment testing on our goodwill acquired in the Joann.com acquisition. We consider the Joann.com entity to be a stand-alone operating segment and reporting unit as discrete financial information is available at this level. As such, we tested our goodwill for impairment at this level. The impairment evaluation process is an income-based approach that utilizes discounted cash flows for the determination of the enterprise fair value of Joann.com. This process requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital (“WACC”). Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. As a result of our impairment analysis, we determined that our goodwill was not impaired for fiscal 2011. We used 14.5 percent for WACC for fiscal 2011. A one percent change in the WACC rate represents an approximate $1.5 million change to the enterprise fair value of Joann.com. A one percent change in the terminal growth rate and long-term growth rate represents an approximate combined $1.0 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment for goodwill. Only significant changes in these assumptions would result in an enterprise fair value that would be less than the carrying value of this reporting unit.
Income Taxes
     Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. Our valuation allowance was $4.1 million as of January 29, 2011 and January 30, 2010, respectively. Many years of data have been incorporated into the determination of tax reserves, and our estimates have historically proven to be reasonable.
Stock-Based Compensation
     We have various stock-based compensation plans that we utilize as compensation for our Board of Directors, executive officers, senior management and other key employees. Our annual stock option and restricted stock award grants have averaged about 0.8 percent, 3.8 percent and 4.5 percent of outstanding shares for fiscal 2011, 2010 and 2009, respectively. As of January 29, 2011, options to purchase 0.8 million common shares, representing 3.1 percent of total shares, were outstanding, of which 0.2 million were exercisable. All of the exercisable options had an exercise price below the closing end-of-year stock price of $60.28.
     In fiscal 2011, we granted 45,498 performance shares, 60,657 time-based restricted shares and 72,345 non-qualified stock options to team members at the Vice President level and above. The performance shares granted in fiscal 2011 was at 150 percent of target, which was the maximum grant. Beginning in fiscal 2010, employees below the Vice President level who participate in the Long-Term Incentive (“LTI”) program receive, instead of restricted shares (and in some cases performance shares) that such employees formerly received, a cash settled payment under the Stock Value Bonus Plan.
     The fiscal 2011 grant from the Stock Value Bonus Plan takes the participant’s LTI value and converts it to units based on a ninety day average closing stock price at the grant date. At the end of the fiscal year, the average closing stock price over the ninety days prior to the third business day following the year-end earnings release is multiplied times the number of units to determine the actual LTI incentive, which is limited to 150 percent of the fair market value of the underlying common shares on the grant date. The value will be locked in and will be paid in equal installments over a two or three-year vesting period if the grantee remains in the continuous service of the company throughout the vesting period.
     During fiscal 2011, the company granted cash-settled payouts with a weighted-average grant-date fair value of $37.10. During fiscal 2010, the company granted cash-settled payouts with a weighted-average grant-date fair value of $12.68. The fiscal 2010 grant from the Stock Value Bonus Plan was calculated using the closing stock price on the third business day following the year-end earnings release.
     In fiscal 2010, we granted 165,634 performance shares, 489,340 time-based restricted shares and 278,702 non-qualified stock options to team members at the Vice President level and above. The performance shares granted in fiscal 2010 was at 150 percent of target, which was the maximum grant.
     In fiscal 2009, we granted 105,580 performance shares and 584,853 non-qualified stock options to team members at the Vice President level and above, and 370,877 time-based restricted shares to team members at the manager level and above. The performance shares granted in fiscal 2009 was at 78 percent of target.
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
     As of January 29, 2011, there was $1.1 million, $3.7 million and $1.5 million of compensation cost not yet recognized or earned related to stock options, non-vested restricted stock awards and cash-settled Stock Value Bonus Plan payout, respectively, which is expected to be recognized as earned over weighted-average periods of 1.6, 1.1 and 1.4 years, respectively.
     See Notes 1 and 8 to our consolidated financial statements for more details of our stock-based compensation.
Non-GAAP Financial Measures
     We define free cash flow as net income plus depreciation and amortization, stock-based compensation expense and changes in working capital, less capital expenditures. Free cash flow is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission. We believe that free cash flow is a relevant financial measure for use in evaluating our financial performance, which measures our ability to generate additional cash from our business operations.
     Free cash flow should be considered in addition to, rather than as a substitute for, income from continuing operations as a measure of our performance or net cash provided by operating activities as a measure of our liquidity.
The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Fiscal Year Ended
	2011	2010	2009
	Dollars in millions
Net cash provided by operating activities (GAAP measure)	$162.4	$183.2	$157.3
Less operating activities not included in our definition of free cash flow
Deferred income taxes	(9.9)	0.3	(6.8)
Amortization of deferred financing costs	(0.5)	(0.8)	(0.8)
Loss on disposal and impairment of fixed assets	(2.2)	(4.4)	(2.9)
Gain on purchase of senior subordinated notes	—	1.3	4.2
Increase/(decrease) in lease obligations, net	(4.0)	0.5	(9.1)
Increase/(decrease) in other long-term liabilities	(1.4)	0.3	3.6
Other, net	—	(0.1)	(3.4)

Adjusted net cash provided by operating activities	144.4	180.3	142.1
Less:
Total capital expenditures	(61.6)	(39.7)	(74.7)
Landlord reimbursed capital expenditures	11.8	10.5	11.1

Capital expenditures, net of landlord allowances	(49.8)	(29.2)	(63.6)

Free cash flow (a non-GAAP measure)	$94.6	$151.1	$78.5

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
     We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 22 percent of our purchases internationally in fiscal 2011. Our international purchases are concentrated in China and other Asian countries.
     In the normal course of business we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing the exposure to interest rate changes is to limit the volatility and impact of interest rate changes on earnings and cash flows. This is accomplished through the debt structure we originally set in place in fiscal 2005, which consists of the fixed rate $100 million senior subordinated notes of which $47.5 million were outstanding at fiscal 2010 year-end but all of which were redeemed subsequent to year-end of fiscal 2011, and our Amended Credit Facility, which is designed to be a working capital facility. We estimate that a one percent increase or decrease in interest rates, based on fiscal 2011 average debt levels, would not cause an increase or decrease to interest expense.

Item 8. Financial Statements and Supplementary Data
Jo-Ann Stores, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:
     We have audited the accompanying consolidated balance sheets of Jo-Ann Stores, Inc. (the company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jo-Ann Stores, Inc. at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 10, 2011

Jo-Ann Stores, Inc.
Consolidated Balance Sheets

	January 29,	January 30,
	2011	2010
	(Dollars in millions, except
	share and per share data)
Assets
Current assets:
Cash and cash equivalents	$214.8	$217.1
Inventories	436.0	416.8
Deferred income taxes	19.7	22.3
Prepaid expenses and other current assets	34.3	29.9

Total current assets	704.8	686.1
Property, equipment and leasehold improvements, net	295.7	293.7
Goodwill, net	11.6	11.6
Other assets	8.5	9.0

Total assets	$1,020.6	$1,000.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$164.8	$151.1
Accrued expenses	121.2	128.6
Senior subordinated notes — short term (Note 6)	—	47.5

Total current liabilities	286.0	327.2
Long-term deferred income taxes	9.5	2.2
Lease obligations and other long-term liabilities	110.8	105.4
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, stated value $0.05 per share; 150,000,000 authorized, issued 31,096,750 and 29,989,966, respectively	1.6	1.5
Additional paid-in capital	264.8	234.7
Retained earnings	470.1	377.0

	736.5	613.2
Treasury stock, at cost, 5,508,928 shares and 3,773,890 shares, respectively	(122.2)	(47.6)

Total shareholders’ equity	614.3	565.6

Total liabilities and shareholders’ equity	$1,020.6	$1,000.4

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Operations

	Fiscal Year-Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in millions,
	except earnings per share data)
Net sales	$2,079.0	$1,990.7	$1,901.1
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,038.4	1,015.0	1,018.6

Gross margin	1,040.6	975.7	882.5
Selling, general and administrative expenses	818.2	793.6	775.3
Store pre-opening and closing costs	11.3	11.7	12.3
Depreciation and amortization	57.4	56.3	54.2

Operating profit	153.7	114.1	40.7
Gain on purchase of senior subordinated notes	—	(1.3)	(4.2)
Interest expense, net	2.4	6.3	9.4

Income before income taxes	151.3	109.1	35.5
Income tax provision	58.2	42.5	13.6

Net income	$93.1	$66.6	$21.9

Net income per common share — basic	$3.58	$2.60	$0.88

Net income per common share — diluted	$3.46	$2.51	$0.86

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year-Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in millions)
Net cash flows from operating activities:
Net income	$93.1	$66.6	$21.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.4	56.3	54.2
Deferred income taxes	9.9	(0.3)	6.8
Stock-based compensation expense	8.7	9.0	9.4
Amortization of deferred financing costs	0.5	0.8	0.8
Loss on disposal and impairment of fixed assets	2.2	4.4	2.9
Gain on purchase of senior subordinated notes	—	(1.3)	(4.2)
Gross excess tax deficit on stock-based compensation	—	(0.8)	(0.6)
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(19.2)	12.6	42.8
(Increase) decrease in prepaid expenses and other current assets	(4.4)	1.8	(7.9)
Increase in accounts payable	13.7	6.0	15.7
(Decrease) increase in accrued expenses	(4.9)	28.8	6.6
Increase (decrease) in lease obligations, net	4.0	(0.5)	9.1
Increase (decrease) in other long-term liabilities	1.4	(0.3)	(3.6)
Other, net	—	0.1	3.4

Net cash provided by operating activities	162.4	183.2	157.3
Net cash used for investing activities:
Capital expenditures	(61.6)	(39.7)	(74.7)
Payment for acquisition	(2.5)	(3.1)	(3.1)

Net cash used for investing activities	(64.1)	(42.8)	(77.8)
Net cash flows used for financing activities:
Purchase of senior subordinated notes	(47.5)	(17.0)	(29.5)
Proceeds from stock-based compensation plans	13.2	13.5	6.0
Purchase of Jo-Ann Stores, Inc. common stock	(74.6)	(1.8)	(1.3)
Gross excess tax benefit on stock-based compensation	8.3	1.4	2.3
Other	—	—	(1.8)

Net cash used for financing activities	(100.6)	(3.9)	(24.3)

Net (decrease) increase in cash and cash equivalents	(2.3)	136.5	55.2
Cash and cash equivalents at beginning of year	217.1	80.6	25.4

Cash and cash equivalents at end of year	$214.8	$217.1	$80.6

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3.2	$5.9	$9.4
Income taxes, net of refunds	45.1	30.7	2.3
See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Consolidated Statements of Shareholders’ Equity

			Common
	Net		Stock	Additional			Total
	Common	Treasury	Stated	Paid-In	Treasury	Retained	Shareholders’
	Shares	Shares	Value	Capital	Stock	Earnings	Equity
	(Shares in thousands)		(Dollars in millions)
Balance, February 2, 2008	24,485	3,587	$1.4	$194.6	$(44.5)	$288.5	$440.0
Net income	—	—	—	—	—	21.9	21.9

Total comprehensive income							21.9
Exercise of stock options	406	—	—	4.1	—	—	4.1
Tax benefit on equity compensation	—	—	—	1.7	—	—	1.7
Stock-based compensation	248	—	—	9.4	—	—	9.4
Purchase of common stock	(81)	81	—	—	(1.3)	—	(1.3)
Issuance of common stock — Associate Stock Ownership Plan	146	—	—	1.9	—	—	1.9

Balance, January 31, 2009	25,204	3,668	1.4	211.7	(45.8)	310.4	477.7
Net income	—	—	—	—	—	66.6	66.6

Total comprehensive income							66.6
Exercise of stock options	635	—	—	11.8	—	—	11.8
Tax benefit on equity compensation	—	—	—	0.6	—	—	0.6
Stock-based compensation	360	—	0.1	8.9	—	—	9.0
Purchase of common stock	(106)	106	—	—	(1.8)	—	(1.8)
Issuance of common stock — Associate Stock Ownership Plan	123	—	—	1.7	—	—	1.7

Balance, January 30, 2010	26,216	3,774	1.5	234.7	(47.6)	377.0	565.6
Net income	—	—	—	—	—	93.1	93.1

Total comprehensive income							93.1
Exercise of stock options	620	—	—	11.4	—	—	11.4
Tax benefit on equity compensation	—	—	—	8.3	—	—	8.3
Stock-based compensation	423	—	0.1	8.6	—	—	8.7
Purchase of common stock	(1,735)	1,735	—	—	(74.6)	—	(74.6)
Issuance of common stock — Associate Stock Ownership Plan	64	—	—	1.8	—	—	1.8

Balance, January 29, 2011	25,588	5,509	$1.6	$264.8	$(122.2)	$470.1	$614.3

See notes to consolidated financial statements

Jo-Ann Stores, Inc.
Notes to Consolidated Financial Statements
Note 1 — Significant Accounting Policies
Nature of Operations
     Jo-Ann Stores, Inc. (the “company”), an Ohio corporation, is a fabric and craft retailer with 751 retail stores in 48 states at January 29, 2011. The 516 small-format, 235 large-format stores and the company’s website feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabrics, notions, crafts, frames, paper crafting material, artificial floral, home accents, finished seasonal and home décor merchandise.
     The company manages its business in operating segments that are reportable segments: large-format stores, small-format stores and other. See Note 12 — Segment Reporting for further detail.
     The significant accounting policies applied in preparing the accompanying consolidated financial statements of the company are summarized below.
Basis of Presentation
     The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the fiscal 2010 and 2009 financial statements have been reclassified to conform to the current year presentation.
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
Cash and Cash Equivalents
     Cash and cash equivalents include amounts on deposit with financial institutions and investments held in money market accounts, with maturities of less than 90 days. The amount of cash equivalents held in money market accounts at January 29, 2011 and January 30, 2010 were $94.3 million and $89.5 million, respectively, and the related weighted-average interest rates were 0.24 percent and 0.25 percent at January 29, 2011 and January 30, 2010, respectively.
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
     The company’s accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of the company’s entire store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 29, 2011 is based on shrink results of these prior physical inventories. All store locations that have been open one year or longer are physically inventoried once a year. The company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventories and shrink trends.

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
     Consignment inventory is not reflected in the company’s consolidated financial statements. Consignment inventory consists of patterns, magazines, books, DVDs and greeting cards. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, the company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales. The company had approximately $33.0 million of consignment inventory on hand at January 29, 2011 and January 30, 2010, respectively.
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
     Property, equipment and leasehold improvements consist of the following:

	Fiscal Year
	2011	2010
	(Dollars in millions)
Land and buildings	$73.6	$71.1
Furniture, fixtures and equipment	542.6	523.7
Leasehold improvements	192.5	169.8
Construction in progress	6.6	11.3

	815.3	775.9
Less accumulated depreciation and amortization	(519.6)	(482.2)

Property, equipment and leasehold improvements, net	$295.7	$293.7

Software Development
     The company capitalized $2.0 million and $1.6 million in fiscal 2011 and fiscal 2010, respectively, for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements. The company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $5.5 million, $4.6 million and $3.6 million in fiscal 2011, 2010 and 2009, respectively.
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
     The goodwill carried on the company’s balance sheet at January 29, 2011 represented the excess of purchase price and related costs over the fair value assigned to the net assets of IdeaForest.com, Inc. (“IdeaForest”), which was renamed Joann.com, Inc. upon acquisition and subsequently converted to a limited liability company named Joann.com, LLC. The company tests goodwill for impairment annually during the fourth quarter, and more frequently if circumstances indicate impairment may exist. The company performed its annual impairment testing as of November 1, 2010 and determined that no impairment charge was necessary.
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

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions)
Segment
Large-format stores	$0.3	$2.3	$1.9
Small-format stores	0.0	0.1	0.1

Total	$0.3	$2.4	$2.0

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

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions)
Store pre-opening costs	$8.3	$5.5	$7.8
Store closing costs	3.0	6.2	4.5

	$11.3	$11.7	$12.3

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

     The current portion of accrued expenses consists of the following:

	Fiscal Year
	2011	2010
	(Dollars in millions)
Accrued taxes	$27.5	$28.9
Accrued compensation	36.0	37.0
Workers’ compensation and general liability insurance	10.0	9.3
Capital expenditures payable	6.3	6.4
Occupancy and rent-related liabilities	16.6	15.8
Customer gift cards	14.4	13.2
Other	10.4	18.0

Total accrued expenses	$121.2	$128.6

Lease obligations and other long-term liabilities
     Lease obligations and other long-term liabilities consist of the following:

	Fiscal Year
	2011	2010
	(Dollars in millions)
Workers’ compensation and general liability insurance	$16.7	$15.2
Occupancy and rent-related liabilities	79.8	75.7
Other	14.3	14.5

Total lease obligations and other long-term liabilities	$110.8	$105.4

     The long-term portion of certain workers’ compensation and general liability accruals are discounted to their net present value based on expected loss payment patterns determined by independent actuaries using actual historical payments. Total discounted insurance liabilities for fiscal years ended 2011 and 2010 were $26.7 million, reflecting a 0.3 percent discount rate, and $24.5 million, reflecting a 1.4 percent discount rate, respectively. The following table represents a five year schedule for estimated future insurance liabilities:

Fiscal Year-Ended	Liability
(Dollars in millions)
2012	$10.0
2013	5.4
2014	3.9
2015	2.5
2016	2.0
Thereafter	2.9

Total workers’ compensation and general liability insurance	$26.7

Financial Instruments
     A financial instrument is cash or a contract that imposes an obligation to deliver, or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents and accounts payable are considered to be representative of fair value due to the short maturity of these instruments. The price of the 7.5 percent senior subordinated notes (the “Notes”) at January 30, 2010 in the high yield debt market was approximately at par value. Accordingly, the fair value of the Notes approximated their carrying value of approximately $47.5 million, all of which were redeemed subsequent to year-end of fiscal 2010.
Fair Value Measurements
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
     The company’s cash and cash equivalents represent the financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 29, 2011. As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of the company’s cash and cash equivalents was $214.8 million at January 29, 2011 and $217.1 million at January 30, 2010, respectively. These fair values were determined using Level 1 measurements in the fair value hierarchy.
     The carrying value of the company’s debt approximates its fair value. As of January 29, 2011, the company did not have any debt outstanding and had $47.5 million outstanding as of January 30, 2010.
     Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The company recorded an impairment charge of $0.3 million in fiscal 2011 to reduce certain store assets to their estimated fair value. The fair values were determined based on the income approach, in which the company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.
Income Taxes
     The company does business in various jurisdictions that impose income taxes. The aggregate amount of income tax expense to accrue and the amount currently payable are based upon the tax statutes of each jurisdiction, pursuant to the asset and liability method. This process involves adjusting book income for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences that will reverse in subsequent years. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is enacted. The current tax provision can be affected by the mix of income and identification or resolution of uncertain tax positions. Because income from different jurisdictions may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. The rate is based on the best estimate of an annual effective rate, and those estimates are updated quarterly. The company also regularly evaluates the status and likely outcomes of uncertain tax positions.
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
     The company allows for merchandise to be returned under most circumstances. The current policy allows for customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt and the return is within 90 days of purchase. The reserve for returns was $1.1 million at January 29, 2011 and at January 30, 2010. Returns historically have not had a material impact on the consolidated financial statements.

     Proceeds from the sale of gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of our liability for gift cards for which the likelihood of redemption by the customer is remote. Gift card breakage is recognized under the redemption method and is determined based on the historical redemption patterns of gift cards sold since fiscal 2002. In fiscal 2011, 2010 and 2009, we recognized $0.9 million, $0.9 million and $0.7 million of pre-tax income due to gift card breakage, respectively. The company is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.
Cost of Sales
     Inbound freight and duties related to import purchases and internal transfer costs are considered to be direct costs of the company’s merchandise and, accordingly, are recognized when the related merchandise is sold as cost of sales. Purchasing and receiving costs, warehousing costs and other costs of the company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A. Distribution network costs of $49.4 million, $49.0 million and $54.3 million were included in SG&A expenses for fiscal 2011, 2010 and 2009, respectively.
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
Advertising Costs
     The company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements, was $72.9 million, $67.5 million and $66.9 million for fiscal 2011, 2010 and 2009, respectively. Included in prepaid and other current assets are $1.6 million and $1.1 million, respectively, at the end of fiscal 2011 and 2010 relating to prepayments of production costs for advertising.
Earnings Per Share
     Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed on the basis of the weighted average number of shares of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the effect of the assumed exercise of outstanding stock options and unvested restricted stock awards. Basic and diluted earnings per common share are as follows:

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions, except per share data)
Net income	$93.1	$66.6	$21.9

Weighted average shares outstanding (shares in thousands):
Basic	26,016	25,655	24,886
Incremental shares from assumed exercise of stock options	374	318	200
Incremental restricted shares	534	562	397

Diluted	26,924	26,535	25,483
Net income per common share — basic	$3.58	$2.60	$0.88

Net income per common share — diluted	$3.46	$2.51	$0.86

     For fiscal 2011, fiscal 2010 and fiscal 2009 the above calculations of the diluted net income per common share reflects the impact of stock options that had exercise prices below the average market price of the company’s common shares for the year. An average of 56,670 stock options for fiscal 2011, 576,423 stock options for fiscal 2010 and 820,339 stock options for fiscal 2009 were not included in the computation of diluted net income per common share because they would have been anti-dilutive.
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
     The following table shows the expense recognized by the company for stock-based compensation.

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions)
Stock option compensation expense(a)	$1.5	$2.5	$4.3
Restricted stock award amortization	7.2	6.5	5.1
Cash-settled Stock Value Bonus Plan	3.5	1.9	—

	$12.2	$10.9	$9.4

(a)	Included within stock option compensation expense is expense related to the employee stock purchase plan (the Associate Stock Ownership Plan or “ASOP”). The associated expense is not significant.
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
     The significant assumptions used to calculate the fair value of option grants were as follows:

	Fiscal Year-Ended
	2011	2010	2009
Weighted average fair value of options granted	$17.51	$5.27	$4.87
Expected volatility of underlying stock	.554 to .611	.550 to .605	.437 to .459
Risk-free interest rates	1.2% to 2.0%	1.4% to 1.6%	2.1% to 3.2%
Expected life	2.2 to 5.2 years	2.2 to 5.2 years	2.2 to 5.2 years
Expected life — Associate Stock Ownership Plan	6 months	6 months	6 months
     See Note 8 — Stock-Based Compensation for further detail.
Note 2 — Goodwill
     Total goodwill carried on the company’s balance sheet for fiscal years 2011 and 2010 represented the excess of purchase price and related costs over the fair value assigned to the net assets of IdeaForest, which was renamed Joann.com, Inc. upon acquisition and subsequently converted to a limited liability company named Joann.com, LLC. Joann.com, LLC is included as part of the company’s Other segment.
     During the fourth quarter of fiscal 2011, we conducted the annual impairment testing on our goodwill acquired in the joann.com acquisition. We consider the joann.com entity to be a stand-alone operating segment and reporting unit as discrete financial information is available at this level. As such, we tested our goodwill for impairment at this level. The impairment evaluation process is an income-based approach that utilizes discounted cash flows for the determination of the enterprise fair value of joann.com. Our material assumptions used in our impairment analysis included the weighted average cost of capital (“WACC”) percent, terminal growth rate and forecasted long-term sales growth. As a result of our impairment analysis, we determined that our goodwill was not impaired for fiscal 2011. We used 14.5 percent for WACC for fiscal 2011. A one percent change in the WACC rate represents an approximate $1.5 million change to the enterprise fair value of joann.com. A one percent change in the terminal growth rate and long-term growth rate represents an approximate combined $1.0 million change to the enterprise fair value. Neither assumption change would have resulted in an impairment for goodwill. Only significant changes in these assumptions would result in an enterprise fair value that would be less than the carrying value of this reporting unit.
Note 3 — Mergers and Acquisitions
     On December 23, 2010, the company announced that it had entered into a definitive agreement to be acquired by an affiliate of Leonard Green & Partners, L.P., for a total price of approximately $1.6 billion, or $61.00 per share in cash.
     If the merger agreement is approved by the holders of a majority of the company’s shares of common stock, the transaction is expected to close by the end of March 2011. The transaction is subject to customary closing conditions, but is not subject to any condition with regard to the financing of the transaction.
     On November 5, 2007, the company completed the acquisition of the 62 percent portion of IdeaForest that the company previously did not own. Per the merger agreement, the purchase price was $23.6 million and was comprised of a gross cash payment of $14.6 million ($11.7 million, net of cash acquired) which was due upon closing, severance payments of $0.3 million payable subsequent to closing and delayed payments of $8.6 million, subject to adjustment, as described in the agreement, over the three years following the closing. The delayed payments, before adjustment, are non-interest bearing and are payable in three installments. In November 2010, the company made the final installment of $2.5 million.
Note 4 — Store Closings
     Store closing charges included within the consolidated statement of operations for fiscal years 2011, 2010 and 2009 are summarized below, and represent charges incurred to close stores related to the large-format store growth strategy and store performance. These charges are included in the line item “Store pre-opening and closing costs” in the statements of operations included in the consolidated financial statements.

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions)
Store Closing Charges:
Non-cancelable lease obligations	$1.3	$1.5	$0.2
Asset-related charges	0.9	1.5	0.7
Other store closing costs	0.8	3.2	3.6

Total	$3.0	$6.2	$4.5

     The store closing reserve was $0.4 million and $0.7 million as of January 29, 2011 and January 30, 2010, respectively. The reserve is comprised of miscellaneous liquidation costs, which are incurred but not paid.
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
Note 5 — Income Taxes
     During fiscal 2011, the company made no material changes to tax related reserves. At the end of fiscal 2011, the company’s unrecognized tax benefits are $5.7 million, of which $3.7 million would affect the effective tax rate, if recognized.
     The company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the end of fiscal 2010 was $3.0 million and as of the end of fiscal 2011 decreased to $2.4 million.

     The company files income tax returns in the United States and various state and local jurisdictions. For U.S. federal, state and local purposes, the company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal year 2007, with some exceptions for state and local purposes due to longer statutes of limitations or the extensions of statutes of limitations. The company believes that, due to various factors, including the settlement of ongoing audits and the expiration or extension of underlying statutes of limitation, it is impractical to determine whether the total of uncertain tax positions will significantly increase or decrease within the next twelve months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits for the past three fiscal years is as follows:

	Fiscal Year
	2011	2010	2009
	(Dollars in millions)
Balance at beginning of fiscal year	$7.0	$8.0	$7.8
Increases related to prior year tax positions	—	—	0.2
Decreases related to prior year tax positions	—	—	(0.2)
Increases related to current year tax positions	—	0.4	1.0
Settlements	(0.4)	(0.9)	—
Lapse of statute of limitations	(0.9)	(0.5)	(0.8)

Balance at end of fiscal year	$5.7	$7.0	$8.0

     The significant components of the income tax provision are as follows:

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions)
Current:
Federal	$44.0	$36.0	$5.6
State and local	4.3	6.8	1.2

	48.3	42.8	6.8
Deferred	9.9	(0.3)	6.8

Income tax provision	$58.2	$42.5	$13.6

     The reconciliation of income tax at the statutory rate to the income tax provision is as follows:

	Fiscal Year-Ended
	2011	2010	2009
	(Dollars in millions)
Federal income tax at the statutory rate	$53.0	$38.2	$12.4
Effect of:
State and local taxes	5.1	5.1	1.3
Other, net	0.1	(0.8)	(0.1)

Income tax provision	$58.2	$42.5	$13.6

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s deferred tax assets and liabilities are as follows:

	Fiscal Year
	Asset/(Liability)
	2011	2010
	(Dollars in millions)
Current
Deferred tax assets:
Inventory items	$7.5	$8.6
Lease obligations	0.5	0.5
Employee benefits	9.1	7.9
Valuation allowances	(1.8)	(1.6)
Other	4.4	6.9

Net current deferred tax asset	$19.7	$22.3

Non-current
Deferred tax assets:
Lease obligations	$35.6	$33.7
Employee benefits	6.8	8.0
Federal net operating loss carryforwards	8.6	9.5
State net operating loss carryforwards	1.9	1.9
State credits	4.3	4.4
Other	1.0	3.6
Valuation allowances	(2.3)	(2.5)

	55.9	58.6
Deferred tax liabilities:
Depreciation	(65.4)	(60.2)
Other	—	(0.6)

	(65.4)	(60.8)

Net non-current deferred tax liability	$(9.5)	$(2.2)

Total Deferred Taxes	$10.2	$20.1

     The company has approximately $24.5 million of gross federal net operating loss (“NOL”) carryforwards, with a net valuation allowance of $0.9 million, and $21.4 million of gross state NOL carryforwards, with a net valuation allowance of $0.2 million, which expire in fiscal year 2020 through fiscal year 2027 and fiscal year 2017 through fiscal year 2028, respectively. The company has net state tax credits of $4.3 million, with a valuation allowance of $3.0 million. The company did not make any material changes to its valuation allowances in fiscal 2011.
Note 6 — Financing
     As of January 29, 2011 and January 30, 2010, the company had no borrowings under the Amended Credit Facility. Short-term debt consisted of the company’s 7.5 percent senior subordinated notes, the balance of which was $47.5 million at the end of fiscal 2010 and was redeemed on March 1, 2010. As of January 29, 2011, the company had no debt outstanding.
Secured Credit Facility
     On September 5, 2008, the company and certain of its subsidiaries entered into the Amended Credit Facility by amending certain terms and extending the maturity of its Credit Facility, originally entered into as of April 24, 2001. The Amended Credit Facility, which expires on September 5, 2013, is a $300 million revolver with Bank of America, N.A. and seven other lenders and is secured by a first priority security interest in the company’s inventory, accounts receivable, personal property and other assets and is guaranteed by a certain wholly-owned subsidiary of the company. The company has the option to request an increase in the size of the Amended Credit Facility up to $100 million (for a total facility of $400 million) in increments of $25 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Facility are not under any obligation to provide any such additional increments. Interest on borrowings under the Amended Credit Facility is calculated at either LIBOR plus 1.75 percent to 2.25 percent or the bank’s base rate plus 0.75 percent to 1.25 percent, both of which are dependent on the level of average excess availability during the previous fiscal month. The Amended Credit Facility contains a sub-limit for letters of credit of $200 million. Deferred financing costs of $2.3 million, of which $0.4 million relates to the unamortized portion of the deferred financing costs of the previous Credit Facility, are being amortized over the term of the Amended Credit Facility. As of January 29, 2011, the company had no borrowings outstanding under the Amended Credit Facility. As of January 29, 2011, the company had $14.3 million in standby letters of credit outstanding under the Amended Credit Facility.
     The company did not borrow on the Amended Credit Facility during fiscal 2011 or fiscal 2010.

     The Amended Credit Facility contains customary covenants that, among other things, restrict the company’s ability to incur additional indebtedness or guarantee obligations, engage in mergers or consolidations, dispose of assets, make investments, acquisitions, loans or advances, engage in certain transactions with affiliates, create liens, or change the nature of its business. The company is restricted in its ability to prepay or modify the terms of other indebtedness, pay dividends and make other distributions when excess availability, which represents net borrowing capacity, falls below certain levels. Further, the company is required to comply with a minimum fixed charge ratio covenant, if excess availability is less than ten percent of the borrowing base at any time. As of January 29, 2011, excess availability was $262.9 million. The Amended Credit Facility also defines various events of default, including cross-default provisions, defaults for any material judgments or a change in control. At January 29, 2011, the company was in compliance with all covenants under the Amended Credit Facility.
Senior Subordinated Notes
     On February 26, 2004, the company issued $100 million 7.5 percent senior subordinated notes due on March 1, 2012. Interest on the notes was payable on March 1 and September 1 of each year. Deferred debt costs recorded at issuance of $2.6 million were reflected in other long-term assets and were being amortized as interest expense over the term of the notes utilizing the effective interest method. Beginning March 1, 2008, the company had the option of redeeming the notes at any time, in accordance with certain call provisions of the related note indenture. The notes represented unsecured obligations that were subordinated to the Amended Credit Facility and were fully and unconditionally guaranteed by certain of the company’s wholly-owned subsidiaries.
     On March 1, 2010, the company redeemed all outstanding principal amount of the 7.5 percent senior subordinated notes of approximately $47.5 million at par early, which was announced on January 5, 2010. As such, the company classified the senior subordinated notes as short-term at January 30, 2010.
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
      These pre-tax gains are reflected on the “gain on purchase of senior subordinated notes” line item in the statement of operations.
Note 7 — Capital Stock
Right to Acquire Shares
     The company is a party to an agreement with certain members of the two founding families of the company, whereby under certain circumstances, the company has a right of first refusal to acquire, at market prices, common shares disposed of by either of the families. Approximately 0.8 million shares are subject to this agreement as of January 29, 2011.
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
     Summarized below are the various plans used by the company to administer its stock-based compensation award programs.

Plan	Overview
2008 Incentive Compensation Plan (the “2008 Plan”)	Approved by Shareholders on June 11, 2008. Allows for the grant of stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allows the operation of a deferred stock program for non-employee directors. At January 29, 2011, 285,711 stock options, 682,721 restricted shares and 2,744 deferred stock units were outstanding under the 2008 Plan.

Plan	Overview
2008 Associate Stock Ownership Plan	Approved by Shareholders on June 11, 2008. It allows the operation of an employee stock purchase program.

1998 Incentive Compensation Plan (the “1998 Plan”)	Previously used to grant stock appreciation rights, stock awards, stock options, stock purchase rights and incentive compensation awards (payable in shares or cash) to employees and non-employee directors. It also allowed the operation of an employee stock purchase program and a deferred stock program for non-employee directors. At January 29, 2011, 505,411 stock options, 141,041 restricted shares and 20,631 deferred stock units were outstanding under the 1998 Plan. This plan terminated on June 3, 2008. The termination of the plan does not affect awards that are currently outstanding under the plan.
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
Stock Options
     The company does not grant stock options with an exercise price below fair market value on the date of issuance. The employee options granted under the 2008 Plan generally become exercisable ratably over a three or four-year span for each full year of continuous employment or service following the date of grant. Any non-employee director stock options granted under the 2008 Plan generally would become exercisable to the extent of one-fourth of the optioned shares for each full year of continuous service following the date of grant and are exercisable at their vesting date. No options have been granted to non-employee directors under the 2008 Plan. Both the employee and non-employee director stock options expire seven years after the date of the grant. Stock options granted under the 2008 Plan may become exercisable or expire under different terms as approved by the Compensation Committee of the Board of Directors.
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
     The following table summarizes activity, pricing and other information for the company’s stock options for fiscal 2011:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Options	Per Option	Contractual Term	Value(a)
Outstanding at January 30, 2010	1,336,284	$17.47
Granted	72,345	41.67
Exercised	(615,897)	18.50
Cancelled	(1,610)	21.41

Outstanding at January 29, 2011	791,122	$18.87	4.2 years	$32,761,321

Expected to vest	766,126	$18.82	4.1 years	$31,767,835

Exercisable at January 29, 2011	241,183	$20.52	3.0 years	$9,589,202

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
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
     As of January 29, 2011, 823,762 restricted shares were outstanding in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted share awards).
     The following table summarizes activity for the 2008 Plan and 1998 Plan for time-based restricted stock awards for fiscal 2011:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at January 30, 2010	1,120,901	$14.22
Granted — time-based	85,578	41.33
Granted — performance-based (a)	45,498	40.33
Vested	(422,515)	15.92
Cancelled	(5,700)	27.74

Outstanding at January 29, 2011	823,762	$17.51

a —	represents performance-based awards that became time-restricted share awards upon the achievement of the performance criteria as of January 29, 2011.
The fair value of restricted shares is determined based on the closing trading price of the company’s shares on the grant date.
     During fiscal 2011, 2010 and 2009, the company granted time-based restricted share awards with weighted-average grant-date fair values of $40.98, $13.74 and $14.84, respectively. As of January 29, 2011, there was $3.7 million of total unrecognized compensation cost related to restricted awards expected to vest, which is expected to be recognized over a weighted-average period of 1.1 years. During fiscal 2011, 2010 and 2009, the total fair value of shares fully vested was $17.6 million, $6.5 million and $5.6 million, respectively.
Restricted Shares — Performance-Based Awards
     The performance-based awards approved by the Compensation Committee of the Board of Directors during fiscal 2011, fiscal 2010 and fiscal 2009 are issued only upon the achievement of specific measurable performance criteria. Performance shares are awarded at plus or minus the target grant depending upon the level of achievement of the specified performance metric at the end of the fiscal year. In fiscal 2011, 2010 and 2009 the company granted performance shares to its officers. The performance measurement associated with the fiscal 2011, fiscal 2010 and fiscal 2009 performance shares was the company’s earnings per share during each fiscal year.
     In fiscal 2011, the threshold for earning any performance shares was set at earnings per share of $2.48 per share. The Maximum payout was 150 percent of Target. Target was set at $2.90 per share and maximum was set at $3.34 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 30,330 shares. Fiscal 2011 earnings per share were $3.46 which exceeded “Maximum” performance. As a result, the executive officers and other employees receiving performance shares earned 150 percent of their target performance shares, which amounted to 45,498 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. The fiscal 2011 performance shares issued will vest in equal installments over either a three or four-year period beginning one year after the original grant date. Expense of $0.8 million was recognized during fiscal 2011 for these performance shares.
     In fiscal 2010, the threshold for earning any performance shares was set at earnings per share of $0.69 per share. The Maximum payout was 150 percent of Target which was reduced from 200 percent of Target in fiscal 2009. Target was set at $0.86 per share and maximum was set at $0.95 per share. The achievement of the Target performance level for earnings per share would have resulted in the issuance of 110,422 shares. Fiscal 2010 earnings per share were $2.51, which exceeded “Maximum” performance. As a result, the executive officers and other employees receiving performance shares earned 150 percent of their target performance shares, which amounted to 165,634 shares. The expense for performance-based awards is recognized over the vesting period when the related criteria are probable of being achieved. The fiscal 2010 performance shares issued will vest in equal installments over either a three or four-year period beginning one year after the original grant date. Expense of $0.9 million was recognized during fiscal 2010 for these performance shares.

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
     During fiscal 2011, the company granted cash-settled payouts with a weighted-average grant-date fair value of $37.10. At the end of fiscal 2011, the closing stock price is averaged over the ninety days prior to the third business day following the year-end earnings release. This average is multiplied by the number of units to determine the actual LTI incentive, which is limited to 150 percent of the fair market value of the underlying common shares on the grant date. The Stock Value Bonus Plan is paid in equal installments over a two or three-year vesting period if the grantee remains in the continuous service of the company throughout the vesting period.
     As of January 29, 2011, the company recognized $2.2 million in compensation expense related to the fiscal year 2011 Stock Value Bonus Plan payout and there was $1.5 million of total unrecognized compensation cost related to the Plan expected to vest, which is expected to be recognized over a weighted-average period of 1.4 years.
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
Shares Available to Grant
     The maximum aggregate number of shares that may be issued or delivered under the 2008 Plan of 1,825,000 shares was increased to 3,125,000 on June 10, 2010, through an amendment approved by the company’s shareholders. Any shares that are subject to awards of stock options or stock appreciation rights are counted against this limit as one share for every one share delivered under the award. Any shares that are subject to awards other than stock options or stock appreciation rights are counted against this limit as 1.57 shares for every one share delivered under those awards. The number of shares available for future awards under the 2008 Plan as of January 29, 2011 was 1,897,229. In addition, shares subject to prior awards made under the 1998 Plan that are forfeited become available for grant under the 2008 Plan.
Employee Stock Purchase Program
     The employee stock purchase program (the 2008 Associate Stock Ownership Plan or “2008 ASOP”) enables all employees, except temporary and seasonal employees, to purchase shares of the company’s common shares on offering dates at six-month intervals, at a purchase price equal to 85 percent of the lesser of the fair market value of the common shares on the first or last day of the offering period. The 2008 ASOP meets the requirements of Section 423 of the Internal Revenue Code of 1986, as amended, and the company is, therefore, not required to file income tax returns or pay income taxes with respect to the plan. The company obtained shareholder approval of the 2008 ASOP at its 2008 Annual Meeting of Shareholders. The total number of shares authorized for sale over the term of the 2008 ASOP is limited to 600,000 shares.
     During fiscal 2011 and 2010, stock purchase rights of 63,955 shares and 123,153 shares, respectively, were granted and exercised under the 2008 ASOP. Stock purchase rights of 146,249 shares were granted and exercised under the 1998 ASOP during fiscal 2009. The 15 percent discount from market value granted to 2008 and 1998 ASOP participants on the purchase of shares at the end of each accumulation period represents the company’s non-cash contribution to the 2008 and 1998 ASOP and is recognized as compensation expense. The stock-based compensation expense was not significant for any of the years presented.
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
     During fiscal 2011 and 2010, 544 deferred stock units and 3,052 deferred stock units, respectively, were deferred under the 2008 plan. During fiscal 2009, 1,854 deferred stock units were deferred under the 2008 plan, while 1,905 deferred stock units were deferred under the 1998 Plan.
Note 9 — Savings Plan Retirement and Postretirement Benefits
     The company sponsors the Jo-Ann Stores, Inc. 401(k) Savings Plan (the “Savings Plan”), which is a tax deferred savings plan whereby eligible employees may elect to contribute up to the lesser of 15 percent of annual compensation or the statutory maximum. The company makes a 50 percent matching contribution up to a maximum employee contribution of six percent of the employee’s annual compensation. The company match is made in cash and is participant-directed. The amount of the company’s matching contributions was $1.8 million during each of fiscal 2011, 2010 and 2009. The company does not provide postretirement health care benefits for its employees.
     The company participates in a multi-employer pension plan for its union employees located at the Hudson Distribution Center. The Plan is administered by the United Steelworkers Union. The Plan is the “Steelworkers Pension Trust” and the company contributed $0.5 million, $0.5 million and $0.6 million for fiscal years 2011, 2010 and 2009, respectively.
Note 10 — Commitments and Contingencies
     The company is involved in various litigation matters in the ordinary course of its business. The company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.
     In connection with the merger, on December 30, 2010 and January 14, 2011, respectively, purported shareholder derivative and class action complaints were filed in the Court of Common Pleas, Summit County, the State of Ohio against the Company, members of its board of directors, Leonard Green & Partners and its affiliates. The complaints allege, among other things, that (1) the members of our board of directors breached their fiduciary duties of loyalty, good faith, candor and independence owed to the Company and the Company’s public shareholders and have acted to put their personal interests ahead of the interests of the Company and (2) Leonard Green aided and abetted such members’ alleged breaches of their fiduciary duties. The complaints seek, among other things, injunctive relief, rescission of the merger agreement and awarding the plaintiffs the costs and disbursements of the actions including reasonable attorneys’ and experts’ fees. The Company, the members of its board of directors and each of the other named defendants believe that the lawsuits are without merit and intend to defend each of them vigorously.
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
     The following is a schedule of future minimum rental payments under non-cancelable operating leases. Future minimum rental payments are reduced by $13.3 million of sublease income.

Minimum
Fiscal Year-Ended	Rentals
(Dollars in millions)
2012	$158.4
2013	147.9
2014	129.8
2015	112.5
2016	90.6
Thereafter	243.2

$882.4

     Rent expense excluding common area maintenance and real estate taxes was as follows:

Fiscal Year-Ended	2011	2010	2009
(Dollars in millions)
Minimum rent expense	$151.9	$149.6	$147.9
Contingent rent expense	2.0	1.7	1.5
Sublease rent expense	(8.2)	(8.7)	(9.9)

	$145.7	$142.6	$139.5

Note 12 — Segment Reporting
     At January 29, 2011, the company operated 235 large-format stores and 516 small-format stores. The company considers stores that generally average more than approximately 24,000 square feet as large-format stores. The company’s small-format stores generally average less than approximately 24,000 square feet. The size of the store is not the only factor in determining its classification as large-format or small-format. The most important distinction for determining the classification of a large-format store is whether or not stores in the range have been recently built or remodeled and contain a broad assortment of craft categories.
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

	Large-format	Small-format
	Stores	Stores	Other	Consolidated
		(Dollars in millions)
Fiscal 2011
Net sales	$1,110.1	$924.4	$44.5	$2,079.0
Store pre-opening and closing costs	2.9	8.4	—	11.3
Depreciation and amortization	29.5	12.4	15.5	57.4
Operating profit (loss)	141.8	141.1	(129.2)	153.7
Capital expenditures	12.3	31.8	17.5	61.6
Property, equipment and leasehold improvements, net	132.2	73.7	89.8	295.7

	Large-format	Small-format
	Stores	Stores	Other	Consolidated
		(Dollars in millions)
Fiscal 2010
Net sales	$1,075.5	$877.3	$37.9	$1,990.7
Store pre-opening and closing costs	3.8	7.9	—	11.7
Depreciation and amortization	31.7	10.4	14.2	56.3
Operating profit (loss)	119.8	128.2	(133.9)	114.1
Capital expenditures	10.9	17.6	11.2	39.7
Property, equipment and leasehold improvements, net	148.3	53.3	92.1	293.7

Fiscal 2009
Net sales	$1,000.3	$865.1	$35.7	$1,901.1
Store pre-opening and closing costs	5.9	6.4	—	12.3
Depreciation and amortization	31.7	9.2	13.3	54.2
Operating profit (loss)	69.2	95.8	(124.3)	40.7
Capital expenditures	35.5	13.2	26.0	74.7
Property, equipment and leasehold improvements, net	163.1	49.1	102.6	314.8
Note 13 — Quarterly Financial Information (Unaudited)
     Summarized below are the unaudited results of operations by quarter for fiscal 2011 and 2010:

	First	Second	Third	Fourth
Fiscal 2011	Quarter	Quarter	Quarter	Quarter
	(Dollars in millions, except per share data)
Net sales	$480.3	$439.3	$535.3	$624.1
Gross margin	242.4	221.7	276.2	300.3
Net income	18.2	5.4	29.1	40.4
Net income per common share:
Basic	$0.69	$0.21	$1.12	$1.58
Diluted	0.66	0.20	1.09	1.53

	First	Second	Third	Fourth
Fiscal 2010	Quarter	Quarter	Quarter	Quarter
	(Dollars in millions, except per share data)
Net sales	$460.0	$419.4	$509.1	$602.2
Gross margin	222.9	206.6	259.8	286.4
Net income (loss)	8.6	(3.2)	24.1	37.1
Net income (loss) per common share:
Basic	$0.34	$(0.13)	$0.94	$1.42
Diluted	0.33	(0.13)	0.90	1.36

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
     In connection with the preparation of this Annual Report on Form 10-K, as of January 29, 2011, an evaluation was performed under the supervision and with the participation of our Management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
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
     Management has assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control — Integrated Framework.”
     Based on management’s assessment of internal control over financial reporting under the criteria established in “Internal Control — Integrated Framework,” we concluded that, as of January 29, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 29, 2011, and their report appears on the next page.
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Jo-Ann Stores, Inc.:
     We have audited Jo-Ann Stores, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jo-Ann Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Jo-Ann Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jo-Ann Stores, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended January 29, 2011 and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 10, 2011

Item 9B. Other Information
     None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
CORPORATE GOVERNANCE AND BOARD MATTERS
Board Independence
     Under our Corporate Governance Guidelines, a majority of our Board must be “independent,” as such term is defined under the NYSE Listing Standards. No Director qualifies as “independent” unless our Board of Directors affirmatively determines that the Director has no material relationship with us. In order to make this determination, the Board considers all relevant facts and circumstances surrounding the Director’s relationship with us and our management. The Board of Directors recognizes that material relationships can include, without limitation, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and will consider these in its determinations.
     The Board has adopted Standards for Determining Director Independence (“Standards”) to aid it in determining whether a Director is independent. These Standards are in compliance with the director independence requirements of the NYSE Listing Standards and incorporate independence standards contained in the Exchange Act and the Internal Revenue Code. The Standards are available on the “Corporate Governance” page of the Investor Relations section of our website at www.joann.com.
     After considering all relevant facts and circumstances, including each Director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, including those relationships described under “Certain Relationships and Related Transactions” below, the Board affirmatively determined in March 2010 that each Director is “independent,” as such term is defined under our Standards, with the exception of Darrell Webb, who serves as our Chairman and Chief Executive Officer, Alan Rosskamm, who served as our Chairman, President and Chief Executive Officer until July 24, 2006, and Ira Gumberg, who is President and Chief Executive Officer of J.J. Gumberg Co., a real estate development and investment company, which manages approximately 20 shopping centers, five of which at that time contained our stores. Mr. Gumberg and immediate family members, had ownership interests in all five shopping centers. In November 2010, J.J. Gumberg Co. ceased to manage and Mr. Gumberg and his immediate family members ceased to have any ownership interest in one of these shopping centers. Entities owned by immediate family members of Mr. Gumberg manage and have ownership interests in three additional shopping centers which contain our stores. Further information regarding the relationships between us and the entities with which Mr. Gumberg or his immediate family members are associated is set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” at page 104 of this report.
     In reaching its conclusion that the remaining Directors are “independent,” the Board considered the following:
•	Ms. Raff serves as the Chair and CEO of Helzberg Diamond Shops, Inc., a wholly-owned subsidiary of Berkshire Hathaway Inc. (“BH”). Albecca Inc. (doing business as Larson-Juhl), another wholly-owned subsidiary of BH, is a supplier to our company. Ms. Raff has no involvement with Albecca, and her compensation is not influenced by Albecca’s performance. Our company’s purchases from Albecca amount to less than one percent of our annual revenues and less than 1/10 of one percent of BH’s annual revenues.

•	Purchases in the ordinary course of business by us from companies with which we share Directors. In all cases such purchases represented 0.2% or less of our revenues and the revenues of the other company and therefore such purchases would not impair a Director’s independence. The companies considered in this review were Alliant Energy Corporation (Mr. Perdue is a Director); and three companies for which Dr. Cowen is a Director (American Greetings Corporation, Forest City Enterprises, Inc. and Newell Rubbermaid Inc.).

•	Ms. Travis is an executive officer of Polo Ralph Lauren Corporation. Our company began selling Ralph Lauren licensed fabric sourced from a third party in fiscal 2011. Our purchases result in the third party paying royalties to Polo Ralph Lauren Corporation. These purchases amounted to a small fraction of one percent of our annual revenues, and we believe that the royalties paid to Polo Ralph Lauren Corporation likewise amount to a small fraction of one percent of its annual revenue.

     The Board has not updated its March 2010 independence determinations given the pending sale of the company and expectation that none of our current directors will be standing for re-election at an annual shareholders meeting. Our Corporate Governance Committee did review and approve the related party transaction involving Mr. Gumberg in March 2011.
Code of Business Conduct and Ethics
     In accordance with applicable NYSE Listing Standards and Securities and Exchange Commission (“SEC”) regulations, the Board has adopted the Jo-Ann Stores, Inc. Code of Business Conduct and Ethics, which serves as the Code of Ethics for the Directors, officers (including the chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees of our company and all of its subsidiaries. The Code is available on the “Corporate Governance” page of the Investor Relations section of our website at www.joann.com.
Committees of the Board
     The Board has established three permanent Committees of the Board to assist it with the performance of its responsibilities. These Committees and their members are listed below. The Board designates the members of these Committees and the Committee Chairs annually at its organizational meeting following the Annual Meeting of Shareholders, based on the recommendations of the Corporate Governance Committee. The Board has adopted written charters for each of these Committees, which are available on the “Corporate Governance” page of the Investor Relations section of our website at www.joann.com. The Chair of each Committee works with the Chairman and Lead Director to determine the frequency, length and agendas of Committee meetings.
     The Audit Committee, which met six times during fiscal 2011, is responsible for appointing the independent registered public accountants for the fiscal year, reviewing with the independent registered public accountants the results of the audit engagement and the scope and thoroughness of their examination, reviewing the independence of the independent registered public accountants, reviewing our SEC filings, reviewing the effectiveness of our company’s systems of internal accounting controls, overseeing the performance of the company’s internal audit function, overseeing the company’s compliance with legal and regulatory requirements, overseeing our enterprise risk assessment and management program (including monitoring of compensation-related risk in collaboration with our Compensation Committee) and approving all auditing and non-auditing fees and services performed by our independent registered public accountants or other auditing or accounting firms. The Board of Directors has adopted a written charter for the Audit Committee, which is available on the “Corporate Governance” page of the Investor Relations section of our website at www.joann.com. The Board has determined that all members of the Audit Committee meet the independence requirements as provided in our Standards, which comply with the listing standards of the NYSE and Rule 10A-3 of the Exchange Act. The Committee currently consists of Tracey Travis (Chairperson), Scott Cowen, Frank Newman and David Perdue.
     The Board has determined that all members of the Audit Committee are financially literate, as required by the NYSE, and that at least one of the committee members, Ms. Travis, is an “audit committee financial expert,” as that term is defined in the SEC regulations.
     Any employee or other person who wishes to contact the Audit Committee to report fiscal improprieties or complaints about internal accounting matters or other accounting or auditing issues can do so by writing to the Committee in care of the Secretary of Jo-Ann Stores, Inc., 5555 Darrow Road, Hudson, OH 44236. Such reports may be made anonymously.
     The Compensation Committee consists entirely of non-employee Directors, all of whom the Board has determined are independent within the meaning of our Standards, which comply with the listing standards of the NYSE. In addition, each member qualifies as a “non-employee Director” under Rule 16b-3 of the Exchange Act and an “outside Director” under Section 162(m) of the Internal Revenue Code. The Compensation Committee members are not, and have never been, officers or employees of our company, and there is not, nor was there during fiscal 2011, any compensation committee interlock (in other words, no executive of our company serves as a Director or on the compensation committee of a company that has one or more executives serving on our Board of Directors or our Compensation Committee).
     The Compensation Committee met five times during fiscal 2011. The Committee’s responsibilities are set forth in the Compensation Committee Charter and include setting goals for and evaluating the performance of our CEO and Chief Operating Officer; setting the compensation for Directors, executive officers and each senior management team member; approving Director and officer compensation plans, policies and programs; approving Director and employee equity grants; overseeing the preparation of, and reviewing, our annual Compensation Discussion and Analysis and recommending to include it in our proxy statement; and producing an annual committee report for inclusion in the proxy statement. The Committee also participates in the oversight of risks associated with our compensation practices. The Committee has the sole authority to retain executive compensation consultants on behalf of the company. For a description of the Compensation Committee’s processes and procedures for the consideration and determination of executive and Director compensation, see the Compensation Discussion and Analysis beginning at page 71 of this report, and the Director Compensation section of this report beginning at page 99. The formal report of the Compensation Committee appears at page 101 of this report. The Committee currently consists of Beryl Raff (Chairperson), Scott Cowen, Patricia Morrison and Frank Newman.
     The Corporate Governance Committee consists entirely of non-employee Directors, all of whom the Board has determined to be independent within the meaning of our Standards, which comply with the listing standards of the NYSE.
     The Corporate Governance Committee met three times during fiscal 2011. The Committee’s responsibilities are set forth in the Corporate Governance Committee Charter and include advising and making recommendations to the Board of Directors on issues of corporate governance, including matters relating to Board performance, management succession planning, director independence, Board leadership structure, Board Committee structure and composition, and our Corporate Governance Guidelines. The Corporate Governance Committee assists the Board in recruiting highly qualified Directors by interviewing and recommending to the Board of Directors, for nomination on behalf of the Board, suitable persons for election as Directors when a vacancy exists on the Board. The Corporate Governance Committee and the Board of Directors also will consider individuals properly recommended by our shareholders. Such recommendations should be submitted in writing to the Chairman of the Board, who will submit them to the Committee and the entire Board for consideration. A recommendation must be accompanied by the consent of the individual nominated to be elected and to serve. The Committee currently consists of Patricia Morrison (Chairperson), David Perdue, Beryl Raff and Tracey Travis.
DIRECTORS
General Nomination Right of All Shareholders
Any of our shareholders may nominate one or more persons for election as a Director of our company at an annual meeting of shareholders if the shareholder complies with the provisions contained in our Code of Regulations. We have an advance notice provision. In order for the director nomination to be timely, a shareholder’s notice to our Secretary must be delivered to our principal executive offices not later than the close of business on the ninetieth calendar day, and not earlier than the opening of business on the one hundred twentieth calendar day, prior to the meeting; except that, if the first public announcement of the date of the meeting is not made at least one hundred days prior to the date of the meeting, notice by the shareholder will be timely if it is delivered or received not later than the close of business on the tenth calendar day after the first public announcement of the date of the meeting and not earlier than the opening of business on the one hundred twentieth calendar day prior to the meeting. A shareholder’s notice must set forth, as to each candidate, all of the information about the candidate required to be disclosed in a proxy statement complying with the rules of the SEC used in connection with the solicitation of proxies for the election of the candidate as a Director.
Directors
     The following table sets forth certain information regarding members of the Board of Directors.

	Principal Occupation for Past Five Years,	Director
Name	Other Directorships during Past Five Years and Age	Since
Scott Cowen(1)(3)	President of Tulane University and the Seymour S Goodman Professor of Management for more than five years. Dr. Cowen is also a Director of American Greetings Corporation, Forest City Enterprises, Inc. and Newell Rubbermaid Inc. Age 64.	1987

Ira Gumberg	President and Chief Executive Officer of J.J. Gumberg Co., a real estate development and investment company, for more than five years. J.J. Gumberg Co. is a nationally ranked real estate investment and development company that manages approximately 20 shopping centers. Mr. Gumberg served as a Director of Mellon Financial Corporation from 1989 to 2007, when it merged with the Bank of New York. Age 57.	1992

	Principal Occupation for Past Five Years,	Director
Name	Other Directorships during Past Five Years and Age	Since
Patricia Morrison(2)(3)	Executive Vice President and Chief Information Officer for Cardinal Health, Inc., a global company serving the health care industry, since 2009. Previously, she was Executive Vice Present and Chief Information Officer, from 2007 to 2008, and Senior Vice President and Chief Information Officer, from 2005 to 2007, of Motorola, Inc., a designer, manufacturer, marketer and seller of mobility products. Prior to that, she was Executive Vice President and Chief Information Officer of Office Depot, Inc., a supplier of office products and services, from 2002 to 2005. Ms. Morrison formerly served on the Board of SPSS, Inc. from 2008 to 2009 when it was acquired. Age 51.	2003

Frank Newman(1)(3)	Former Chairman and Chief Executive Officer of Medical Nutrition USA, Inc., a nutrition-medicine company, from 2003 to 2010. He is also a Director of Jabil Circuit, Inc., and served as a Director of Medical Nutrition USA, Inc. from 2002 to 2010. Age 62.	1991

David Perdue(1)(2)	Retired Chairman and Chief Executive Officer of Dollar General Corporation, a Fortune 500 discount retailer, from 2003 to 2007. Mr. Perdue currently serves on the Boards of Alliant Energy Corporation and Liquidity Services, Inc. and formerly served on the Board of Dollar General Corporation from 2003 to 2007. Mr. Perdue was Chairman and Chief Executive Officer of Pillowtex Corporation, a producer and marketer of home textiles from July 2002 to March 2003. Pillowtex filed for bankruptcy in July 2003 after emerging from a previous bankruptcy in May 2002. Age 61.	2008

Beryl Raff(2)(3)	Chairman and Chief Executive Officer of Helzberg Diamond Shops, Inc., a nationwide jewelry retailer and indirect wholly owned subsidiary of Berkshire Hathaway Inc., since April 2009. Previously, Ms. Raff served as Executive Vice President & General Merchandise Manager for the Fine Jewelry Division of J.C. Penney Company, Inc., a department store retailer from 2005 until April 2009, and before that Ms. Raff served as J.C. Penney’s senior vice president and general merchandise manager of Fine Jewelry from 2001 to 2005. Ms. Raff is also a Director of Group 1 Automotive Inc. Age 60.	2001

Alan Rosskamm	Chief Executive Officer, Breakthrough Charter Schools, a charter school management organization in Cleveland, Ohio, since November 2009. Previously, Mr. Rosskamm served as Non-Executive Chairman of the Board of Charming Shoppes, Inc., a women’s apparel retailer with approximately 2,200 stores, from June 2008 to June 2010. Mr. Rosskamm also served as Charming Shoppes’ Interim Chief Executive Officer from July 2008 to April 2009. Previously, Mr. Rosskamm served as our Chief Executive Officer from 1985, and as our Chairman of the Board from 1992, until his resignation from these positions in 2006. He is a member of one of our two founding families and was employed by us from 1978 to 2006. Mr. Rosskamm also serves as a Director of Charming Shoppes, Inc. Age 61.	1985

Tracey Travis(1)(2)	Senior Vice President and Chief Financial Officer of Polo Ralph Lauren Corporation, a designer, marketer and distributor of apparel, home and fragrance products, since 2005. From 2002 to 2004 she was Senior Vice President, Finance for Limited Brands, Inc., an apparel and personal care products retailer. Age 48.	2003

Darrell Webb	Our Chief Executive Officer and Chairman of the Board since July 2006. He was also our President from July 2006 until January 2010. Previously, he was President of Fred Meyer Stores, a division of The Kroger Company, a large supermarket retailer, from 2002 until July 2006; and President of Kroger’s Quality Food Center Division from 1999 to 2002. Age 53.	2006

(1)	Member of the Audit Committee.

(2)	Member of the Corporate Governance Committee.

(3)	Member of the Compensation Committee.

Director Qualifications
     Our Board has established Minimum Director Qualifications, as follows:
•	Each Director shall be an individual who has demonstrated unquestioned integrity and ethics and a commitment to legal compliance in his/her personal and professional life.

•	Each Director shall have established a record of professional accomplishment and leadership in his/her chosen field.

•	Each Director should possess professional experiences and expertise relevant to the Company’s mission, vision and strategy, and which contribute significantly to the Board’s collective possession of the experiences and skill sets necessary for the Board to fulfill its responsibilities.

•	Each Director must have an inquisitive and objective perspective, practical wisdom, sound judgment, independence and vision.

•	A Director, his/her immediate family members (as defined in the NYSE rules), and his/her affiliates and associates (each as defined in Rule 405 under the Securities Act of 1933, as amended) shall not have any material personal, financial or professional interest in any present or potential competitor of the Company.

•	Directors must not have affiliations or relationships which could lead to a material conflict of interest.

•	Each Director shall be prepared to participate fully in Board activities, including attendance at, and active participation in, meetings of the Board and the committees of which he or she is a member, and shall be responsible for management of other personal or professional commitments so as not to interfere with or materially limit his or her ability to meet such Board and committee obligations.

•	Directors should be committed to serving on the Board for an extended period of time, subject to annual re-election by the shareholders.

•	Directors should possess the ability to work constructively with other Board members in an environment of collegiality and trust, contributing positively to the existing chemistry and collaborative culture amongst the Board members.

•	Directors must possess familiarity with and respect for corporate governance requirements and practices.

•	Directors must possess the capability to maintain confidentiality of Board deliberations and the Company’s proprietary information.
     Our Board believes that each Director should bring to the board room experience and skills significantly in excess of these Minimum Director Qualifications, and that collectively the Board should possess significant experience and strong skill sets in the areas of most significance to the Company.
     As a multi-unit specialty retailer, and a company publicly traded on the NYSE, our Board believes that it is desirable that our Directors collectively possess strength with respect to the following experiences, qualifications, attributes and skills (though it is not necessary, nor expected, that every Director will possess strengths with respect to each of these traits):
•	Executive management, including current or recent CEO experience

•	Experience with all aspects of retailing, including merchandising, marketing, supply chain and store operations

•	Financial management and reporting

•	Corporate governance

•	Strategic planning

•	Crisis and risk management

•	Executive compensation

•	Information technology

•	Commercial real estate

•	International business
     Our Corporate Governance Committee considers the qualifications of our current Directors and the collective competencies of our Board on an annual basis, prior to considering the nominees to be submitted to the shareholders for approval at the next annual shareholders meeting. The Committee, and our full Board, believes that our current Directors individually and collectively possess the experience, qualifications, attributes and skills necessary for our Board to fulfill its obligations and assist the company in achieving its business objectives. In particular:
•	seven of our nine Directors are, or have been, CEOs or senior executives of significant retail companies, providing them with leadership, executive management, consumer branding/marketing and retail experience and skills

•	three of our Directors currently serve as CEOs of significant companies, providing them with executive management and leadership experience and skills

•	seven of our Directors currently serve, or have served, as Directors of other public companies, providing them with corporate governance and leadership experience and skills

•	all of our Directors possess substantial financial skills gained through their business experiences, with all four members of our Audit Committee formally having been determined to be financially literate, and one of our Audit Committee members having been formally determined to be an “audit committee financial expert,” as those terms are defined by the SEC

•	at least one of our Directors possesses extensive experience and strong skills with respect to each of the other disciplines most important to our company’s growth and success, including strategic planning, crisis and risk management, retail operations, merchandising, executive compensation, information technology, real estate, and international business.
     In addition to these “hard” skills, our Board believes that good corporate governance, and the ability of a Board to fulfill its fiduciary duties, is directly correlated with “soft” skills such as sound judgment, independence in fact and in mindset, collegiality, trust, respect, confidentiality and integrity. Our Board expects the board room to be a place where vigorous debate of the key issues confronting the company takes place, and where all Directors feel comfortable expressing viewpoints which may differ from those of other Directors, but such debates should be conducted in a respectful manner in which each Director feels that his or her viewpoint has received fair consideration. Our Board also believes that a board room atmosphere which promotes consensus decision making whenever feasible is a strong contributor to good corporate governance. In selecting nominees to stand for election to the Board, our Board views these “soft” skills as being of equal importance to “hard” skills. Our Board believes that its present members each individually possess strong “soft” skills, and that in combination this results in a Board that acts consistent with corporate governance best practices and which fulfills its fiduciary duties. Our Board carefully considers how a potential new nominee will impact Board collegiality, trust and respect, and the board room atmosphere, as part of the nomination process.
     Turning back to “hard” skills, our Board believes that each of our current Directors individually possess particular experiences, qualifications, attributes and skills which make him or her exceptionally well qualified to serve on our Board, as follows:
     Scott Cowen: Dr. Cowen brings to the Board particular strength with respect to leadership skills; finance, financial reporting and accounting skills; crisis management skills; strategic planning skills and corporate governance skills. These skills have resulted from his service as President of Tulane University since 1998 (during which time he led the rebuilding of Tulane following its devastation by Hurricane Katrina); his service on several other public company boards for over 15 years (including service as lead independent director and as chair of audit, compensation and corporate governance/nominating committees); a lengthy prior academic career (including service as the Dean of the Weatherhead School of Management at Case Western Reserve University); and service on numerous civic boards.

     Ira Gumberg: Mr. Gumberg brings to our Board extensive knowledge with respect to commercial real estate, a strong record of CEO and international experience, and particular strengths with respect to leadership, executive management and corporate governance skills. He gained these skills in part through his long service as President and CEO of J.J. Gumberg Co., a nationally ranked real estate investment and development company, and through significant international real estate development activities in recent years. He also has served as a public company director and currently serves on the boards of numerous significant non-profit organizations.
     Patricia Morrison: Ms. Morrison brings to our Board extensive knowledge with respect to enterprise business processes and information technology, including experience in the retail industry, along with particular strengths with respect to leadership skills, executive management skills and corporate governance skills. She gained these skills in part from her current position as Executive Vice President and Chief Information Officer of Cardinal Health, Inc., a Fortune 50 company, and prior executive positions as Chief Information Officer of Motorola, Inc., Office Depot, Inc. and The Quaker Oats Company. She has held other senior information technology positions with major corporations and has served on another public company board and on the boards of several significant non-profit organizations.
     Frank Newman: Mr. Newman brings to our Board extensive executive management experience in the retail industry along with particular strengths with respect to leadership skills, management skills and corporate governance skills resulting from his almost 20 years of experience as a public company CEO and service on several public company boards. Mr. Newman served as Chairman and CEO of Medical Nutrition USA, Inc. from 2003 to 2010, and formerly served as Chairman and CEO of Eckerd Corporation (which at the time operated 3,500 drug stores across the United States) and as CEO of F&M Distributors (a regional drug store chain). Mr. Newman also has held executive positions with other major national retailers.
     David Perdue: Mr. Perdue brings to our Board extensive executive management experience in the retail and consumer products industries along with particular skill strengths with respect to leadership, management, finance, international business and corporate governance. Most recently Mr. Perdue was Chairman and CEO of Dollar General Corporation. Previously he was CEO of Pillowtex Corporation and the Reebok brand, and he held senior executive positions with Haggar Corporation and Sara Lee Corporation. He also serves on two public company boards in addition to our Board.
     Beryl Raff: Ms. Raff brings to our Board extensive executive management experience in the retail industry, with a particular emphasis on merchandising, along with particular skill strengths with respect to leadership, management and corporate governance. She currently serves as Chairman and CEO of Helzberg Diamond Shops, Inc., a Berkshire Hathaway company that operates approximately 230 retail stores nationwide and an on-line business. She previously served as Executive Vice President and General Merchandise Manager for the Fine Jewelry Division of J.C. Penney Company, Inc. and as Chairman and CEO of Zale Corporation. She also serves on the boards of another public company and several significant non-profit organizations.
     Alan Rosskamm: Mr. Rosskamm brings to our Board extensive knowledge about the fabric and craft industry and our company, and retailing in general, as well as leadership skills, management skills and corporate governance skills, as a member of one of our company’s founding families and as a result of his 28 years of service with our company, including service as our CEO for 20 years. Mr. Rosskamm also serves on the board (and formerly served as Non-Executive Chairman of the Board and as Interim Chief Executive Officer) of Charming Shoppes, Inc., a women’s apparel retailer with approximately 2200 stores, and on the boards of several significant non-profit organizations.
     Tracey Travis: Ms. Travis brings to our Board extensive retail experience and particular skill strengths with respect to financial management and reporting, executive management, corporate governance, strategic planning, organizational restructuring, mergers and acquisitions, and information technology. She gained this experience and skills from her service since 2005 as Chief Financial Officer of Polo Ralph Lauren Corporation; her prior senior financial positions with Limited Brands, Inc., American National Can Group Inc. and PepsiCo, Inc.; and her service on our Board and the boards of several significant non-profit organizations.
Darrell Webb: Mr. Webb serves on our Board due to his position as our Chief Executive Officer, the executive most knowledgeable about, and with the primary responsibility for the success of, our company’s strategies and operations. He brings to our Board the critical link between management and our Board, enabling our Board to perform its oversight function with the benefit of management’s perspective on the business. Independently, Mr. Webb brings to our Board and company extensive experience with all aspects of retailing, and particular skill strengths with respect to executive management, leadership and retail merchandising and operations, gained from his prior service as President of Fred Meyer Stores, a division of The Kroger Company, from 2002 to 2006, President of Kroger’s Quality Food Center Division from 1999 to 2002, and a prior lengthy career of increasing responsibilities with Fred Meyer Stores prior to its acquisition by Kroger.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Background Context
     In establishing the company’s incentive compensation program at the beginning of fiscal 2011, our Compensation Committee chose metrics and goals consistent with our operating plan, which assumed moderate same-store sales growth and profitability improvement over the prior year. The Board believed that achievement of the operating plan would constitute strong performance by the management team given the difficult and uncertain economic and retail environment faced by our company at that time.
     Our company in fact performed exceptionally well in fiscal 2011. Net income increased 40% to $93.1 million, or $3.46 per share, versus net income of $66.6 million, or $2.51 per share, in fiscal 2010. Same-store sales increased 3.5% in fiscal 2011, on top of a 3.1% increase the prior year. Our company achieved a net sales increase of 4.4% (on top of a 4.7% increase during the prior year), gross margin rate improvement of approximately 110 basis points (on top of an approximately 260 basis point improvement during the prior year) and SG&A expense improvement of approximately 50 basis points (on top of an approximately 90 basis point improvement during the prior year).
     We also significantly improved our balance sheet, by paying off our long-term debt of $47.5 million. We ended the year with cash of $214.8 million, no debt, and $262.9 million of availability under our bank credit facility.
     On December 23, 2010 we announced a merger agreement with affiliates of Leonard Green & Partners, L.P. (“Leonard Green”), pursuant to which we would be acquired for $61.00 per share. This represented a 33.7% premium to the prior day New York Stock Exchange (“NYSE”) closing price and a 25.9% premium over our stock’s previous all-time high closing price (which occurred on November 30, 2010).
     Our shareholders were rewarded with a 67% increase in share value, which amounted to a $639 million increase in market capitalization, during fiscal 2011. This value creation was a combination of share price appreciation prior to the announcement of the Leonard Green transaction and the premium price negotiated with Leonard Green. This is on top of the 174% increase in per share value, and $596 million of increased market capitalization realized by our shareholders in the prior fiscal year.
     In light of the company’s strong operating performance in fiscal 2011, which created the substantial shareholder value discussed above, our executive officers received short-term cash incentive payments at 150.6% of “target”, and earned the “maximum” number of performance shares under our long-term incentive plan.
Executive Summary
•	Pay-for-performance is our compensation philosophy. We tie compensation to performance objectives that are aligned with our operating and strategic plans.

•	We also align compensation with the creation of long-term value for our shareholders. Our compensation program uses measurements and metrics which are intended to drive stock appreciation, and the multi-year vesting periods used with our equity awards incentivize our executives to create sustainable shareholder value.

•	Our goal is to provide our executives with the opportunity (at the “target” level of incentive performance) to earn total compensation at approximately the median of our peers. If we perform better or worse than target, our executives generally will receive compensation that is higher or lower than the median. Because we consider factors other than peer group data, each executive’s compensation opportunity may be below or above the peer group median.

•	Our executives’ total compensation package includes three primary elements:
•	Base salary, which is intended to recognize an individual’s regular commitment to his or her job and to provide a stable source of income to the individual.

•	Short-term incentive compensation in the form of an annual performance-based cash bonus, which is intended to focus our executives on achievement of financial goals established by our Compensation Committee at the beginning of each year.

•	Long-term incentive compensation in the form of equity-based awards to incentivize sustainable profitable growth, to align the interests of our executives with those of our shareholders and promote a culture of share ownership.
•	We also provide our executives with a competitive benefits package in order to attract and retain high performing executives.
     Our company’s strong operating performance during fiscal 2011 resulted in our executive officers receiving a short-term incentive plan payout at 150.6% of target, and the maximum number of performance shares under our long-term incentive plan. Further details are provided below at page 80 of this report.
Senior Management Team
     Our executive officers during fiscal 2011 were:
•	Darrell Webb, our Chairman and Chief Executive Officer

•	Travis Smith, our President and Chief Operating Officer

•	Kenneth Haverkost, our Executive Vice President, Store Operations

•	James Kerr, our Executive Vice President, Chief Financial Officer
     During fiscal 2011, our senior management team, referred to as our “Management Committee,” consisted of these executive officers and six additional senior managers at the Senior Vice President level.
How we make compensation decisions
Executive compensation decisions are made by our Compensation Committee, with full Board approval of decisions outside of the normal scope involving our Chief Executive Officer and Chief Operating Officer.
     Our Compensation Committee makes the compensation decisions with respect to our executive officers and other members of our Management Committee, except that any non-normal course decisions involving our Chief Executive Officer and Chief Operating Officer are made by the non-employee Directors of our full Board meeting in Executive Session. The Compensation Committee is composed entirely of “outside Directors” as defined under Section 162(m) of the Internal Revenue Code, and each member is independent under the NYSE Corporate Governance Rules. The Compensation Committee also approves the compensation programs applicable to our employees below the Management Committee level.
Involvement of company management
     Company management has no involvement in compensation decisions with respect to our Chief Executive Officer. The Compensation Committee receives recommendations from our Chief Executive Officer with respect to the compensation of other members of our Management Committee, which the Compensation Committee reviews and approves (or approves subject to requested changes). Company management also makes recommendations to the Compensation Committee with respect to the compensation programs applicable to employees below the Management Committee level, and implements these programs within the parameters approved by the Compensation Committee. Our Chief Executive Officer, President and certain other company officers typically attend portions of Compensation Committee meetings at the Committee’s request. The Committee meets in Executive Session without management present at every Committee meeting to discuss and decide executive compensation matters and other issues.
Involvement of a compensation consultant
     The Compensation Committee received advice concerning compensation issues during fiscal 2011 from Towers Watson & Co. (“Towers Watson”) during the first portion of the year, and then from Pearl Meyer & Partners (“PM&P”). Historically the Committee had obtained compensation consulting services from Watson Wyatt Worldwide, Inc. (“Watson Wyatt”). Following the merger of Watson Wyatt into Towers Watson, the Committee’s primary Watson Wyatt consultant left Watson Wyatt, and the Committee decided that it would be an opportune time to engage in a request for proposal process to select a compensation consultant to provide future services to the Committee. As a result of this process, the Committee decided to engage PM&P to serve as the Committee’s compensation consultant. Thus, for fiscal 2011, the Committee obtained compensation consulting services from both Towers Watson and PM&P (who subsequently will be referred to at times as the Committee’s “compensation consultants”).

     The Committee’s compensation consultants are retained by the Committee, not our company management, and take direction from and report to the Chair of our Compensation Committee. The Committee’s compensation consultants are precluded by the Committee from providing services to our company at the request of management and provided no services to our company during fiscal 2011 other than the executive compensation services requested by the Compensation Committee. Our Compensation Committee believes this helps ensure the integrity of the advice it receives from the compensation consultants and avoids actual conflicts of interest or the perception of a possible conflict of interest.
     The Committee’s compensation consultants advised the Committee with respect to:
•	Overall compensation plan design

•	Executive compensation trends

•	Peer group composition

•	Market competitiveness of total compensation, as well as of the various compensation components

•	Cost of the equity components of the compensation program

•	Share usage and potential shareholder dilution
     The Committee’s compensation consultants attended some of the Committee’s meetings, including Executive Sessions at which no members of management were present. The compensation consultants also communicated on a regular basis with the Chair of the Compensation Committee.
Use of peer group data
     Our Compensation Committee and management considers peer group data when making compensation decisions, but peer group data is only one of several factors considered in making such decisions. We believe that benchmarking data is an important starting point for compensation decisions as it helps ensure that our compensation practices are competitive and thus enables us to recruit and retain management talent capable of delivering strong performance for our shareholders. The other factors we consider include compensation trends, our company’s performance and progress in implementing strategic goals, and the individual executive’s role and responsibilities, experience level, tenure in position, unique skills, individual performance, long-term future potential, value to our company, and retention issues. The Committee historically has obtained from its compensation consultant a peer group compensation study once every two years. These studies cover all elements of compensation, including base salary, annual incentive payments, long-term incentives, and total compensation, and also analyze the types of equity vehicles used and mix of pay. The Committee feels that year-to-year compensation changes are not significant enough to make full-fledged annual studies a useful decision making tool. The Committee used a peer group study prepared by Watson Wyatt during fall 2008, and updated in fall 2009, in connection with the fiscal 2011 compensation decisions made in early 2010. The Committee used a peer group study prepared by PM&P in fall 2010 to evaluate fiscal 2011 executive compensation.
     The primary factor in selecting the peer group is to identify publicly traded specialty retailers of comparable size and operational complexity. The Committee also tries to focus the peer group on specialty retailers with a similar customer base to our company’s customer base, companies with a multi-sku product mix, and “category killers”.
     The Committee revised our peer group during the second half of fiscal 2011, using analysis prepared by Towers Watson, and further analysis prepared by PM&P. The prior and new peer groups consisted of the following companies:

Prior Peer Group	New Peer Group
A.C. Moore Arts & Crafts	Big Lots
Big 5 Sporting Goods	Brown Shoe
Borders Group	Cabelas
Brown Shoe	Charming Shoppes
Cabelas	Collective Brands (formerly, Payless Shoesource)
Charming Shoppes	Dick’s Sporting Goods
Collective Brands (formerly, Payless Shoesource)	DSW
Dick’s Sporting Goods	Fred’s
DSW	Men’s Wearhouse
Men’s Wearhouse	Pep Boys — Manny, Moe & Jack
Pep Boys — Manny, Moe & Jack	Pier 1 Imports
PetSmart	Sally Beauty
Pier 1 Imports	Signet Jewelers
Stage Stores	Stage Stores
Ulta Salon Cosmetics & Fragrances	Tractor Supply
Williams-Sonoma	Ulta Salon Cosmetics & Fragrances
Zale	Williams-Sonoma
     PetSmart was dropped from the peer group because its revenues and market capitalization substantially exceed those of our company. A.C. Moore, Big 5 Sporting Goods, Borders and Zale were dropped because their revenue and/or market cap were substantially below that of our company. The companies added to the peer group — Big Lots, Fred’s, Sally Beauty, Signet Jewelers and Tractor Supply have customer bases and SKU counts similar to our company, and generally are in the same size range as our company measured in terms of revenue and/or market capitalization.
     The revised peer group companies had median annual revenue of approximately $2.4 billion (ranging from $1.3 billion to $4.8 billion). Jo-Ann’s fiscal 2011 revenues of $2.079 billion place us just below the 50th percentile of the peer group. Seven of the peer group companies have revenues within approximately $500 million of our company (between $1.6 billion and $2.6 billion). In terms of market capitalization, the revised peer group ranges from approximately $400 million to $3.4 billion, with our company between the 50th and 75th percentile of the peer group at fiscal 2011 year end, and slightly below the 50th percentile immediately prior to announcement of the Leonard Green merger agreement. The Committee generally believes that companies substantially smaller or larger than our company should not be included in the peer group because they may present substantially different management challenges that would justify different compensation levels.
     For stock performance comparison purposes our company historically has used the S&P 500 Index and S&P 600 Specialty Stores Index, which we believe are appropriate benchmarks for our shareholders to use in evaluating their investment in our company. The Committee believes that the peer group used for compensation purposes is the most appropriate comparison for compensation purposes since it includes the companies that most closely resemble our company in terms of size, operating attributes and management complexity, and with which we feel we most directly compete for management talent. The S&P 500 Index companies are not particularly useful for compensation comparison purposes given size and industry disparities with our company. While there is some overlap between our compensation peer group and the S&P 600 Specialty Stores Index companies, we believe that our compensation peer group more fully reflects the companies with whom we compete for management talent and prevents a single company from unduly influencing the data (since the S&P 600 Specialty Stores Index only includes seven companies in addition to our company). We now use our compensation peer group for stock performance comparison purposes, in addition to the other indices.

Other sources of data
     The Committee also considers compensation data provided by its compensation consultants from their proprietary databases and broad market surveys. This data is used in particular in making decisions with respect to senior managers below the executive officer level, since the peer group study generally is limited to the publicly reported data concerning the peer companies’ named executive officers. The Committee’s compensation consultants also provide the Committee with information concerning general compensation trends on topics such as program designs, allocation of total compensation between base salary, short-term incentives and long-term incentives, the use of various equity vehicles, and methods for enhancing shareholder alignment and retention incentives. The Committee uses this information to help set pay levels and design programs. The Committee has shared selected peer group and other information it obtained from its compensation consultants with our Chief Executive Officer, who considers this data in making his compensation recommendations to the Committee for members of the Management Committee.
Use of tally sheets
     Our Compensation Committee uses tally sheets to track the total compensation paid and that may in the future become payable to our Management Committee members. Updated tally sheets for each member of our Management Committee are provided to the Committee in connection with each Committee meeting at which executive compensation issues are on the agenda, and more frequently as requested by the Committee Chair. The main purpose of these tally sheets is to combine and quantify in a tabular form all elements of compensation for our Management Committee members. As the Compensation Committee considers executive compensation issues it can consult the tally sheets to assist it in understanding how the compensation matters under consideration fit into and impact our overall compensation program. The Committee believes the use of tally sheets enables it to monitor more closely the compensation of our Management Committee members and to ensure the objectives of our compensation program are met. In particular, use of the tally sheets has helped the Compensation Committee fashion incentive compensation programs that are market competitive and retentive.
Individual performance goals
     Our Compensation Committee sets personal performance goals for our Chief Executive Officer and President. Our Chief Executive Officer and President establish such goals for the other Management Committee members reporting to each of them. These goals are subject to review by our Compensation Committee. The personal performance goals are focused on aligning each executive’s activities with our company’s core values, annual business plan and strategic goals as well as key performance elements within the executive’s individual operating area. Our Chief Executive Officer’s and President’s attainment of individual performance goals, in addition to achievement of our company’s business plan and financial metrics, is considered by the Committee in determining the annual base salary for these officers for the following year. Though no specific weight is given to achievement of any one of these goals in setting compensation, achievement of overall individual goals is weighted at 20% for performance review purposes, as noted below. Likewise, attainment of individual performance goals by other Management Committee members is considered by our Chief Executive Officer in making his base salary recommendations for these executives to the Compensation Committee, and by the Committee in its review of these recommendations and compensation decisions with respect to these executives, though no specific weight is given to achievement of any one of these goals. Attainment of individual performance goals does not have an impact on an executive officer’s opportunity to receive incentive compensation, since our incentive compensation program is based on our company’s achievement of company performance metrics. The Committee has structured the incentive compensation program in this manner in order to encourage a collaborative team effort to achieve overall company objectives.
     For fiscal 2011, Mr. Webb’s individual goals related to management development, executing strategic initiatives, and growing our company’s craft business. Mr. Smith’s individual goals related to implementing our strategic marketing plan and other strategic initiatives, succession planning, development of our merchandising team, and personal development. The Committee selected these goals based on its judgment that they represented areas in which Messrs. Webb and Smith should focus their energies to enhance company performance.
     Messrs. Haverkost and Kerr each had individual goals relating to our company’s core values of integrity and ethical leadership, achieving budget, leadership and development, and communication. In addition, Mr. Haverkost had goals relating to executing store operations initiatives, development of field and store managers and instilling a culture of accountability within the field organization. Mr. Kerr’s additional goals related to strategic planning, operational reporting, process improvement and personal development.
     With input from the Compensation Committee, Mr. Webb selected the goals for Mr. Kerr, and Mr. Smith selected the goals for Mr. Haverkost, based on their judgment that such goals represented areas in which Mr. Kerr and Mr. Haverkost should focus their energies to enhance company performance. Similarly, Mr. Webb and Mr. Smith established personal performance goals for the other members of the Management Committee with input from the Compensation Committee. The goals include our company’s core values of integrity and ethical leadership, achieving budget, leadership and development, and communication, as well as goals unique to each executive’s function. As noted above, each executive’s performance on these individual goals is one of several factors considered when evaluating the executive’s base salary but no specific weight is given to these goals in this assessment.
Annual Performance Assessments
     Our Board believes that a rigorous and thorough performance evaluation process is an important element of our compensation process. Performance evaluations help align pay with performance. The evaluations also help ensure that we have high performance executives in the top management positions and that those executives are focused on performing their jobs in a manner most likely to achieve strategic and operating goals.
     The Compensation Committee prepares a performance evaluation for our Chief Executive Officer and our President on an annual basis. The President also receives a separate performance evaluation from the Chief Executive Officer (which is shared with the Board) so that the President has the benefit of receiving evaluations from both the Board and his manager. As part of the Board’s evaluation process each non-employee Director and each member of our Management Committee annually completes and provides to the Compensation Committee Chair a written evaluation form concerning the Chief Executive Officer’s and the President’s performance, and the Compensation Committee performs a 360 degree assessment of the Chief Executive Officer and the President on a biennial basis. The Committee’s draft annual performance evaluations of the Chief Executive Officer and the President are discussed with the non-employee Directors meeting in Executive Session and then finalized by the Committee. This assessment takes into account company performance under the executives’ leadership, performance against their individual goals and their progress in achieving our company’s operating and strategic goals and in implementing other important initiatives. These performance evaluations assign 45% weight to achievement of company financial goals, 35% weight to leadership and management traits, and 20% weight to achievement of individual goals. The Committee chose these weights in order to put a strong emphasis on financial performance (but not so much emphasis that it might incentivize undue risk taking) while also putting meaningful weights on management/leadership traits (which the Committee also views as very important) and achievement of non-financial goals. The Chief Executive Officer and President receive their evaluations from the Chair of the Compensation Committee and the Lead Director. The President also receives his evaluation prepared by the Chief Executive Officer directly from the Chief Executive Officer. These evaluations are one factor used by the Compensation Committee in establishing the executives’ base salaries for the upcoming year. This process was followed in early fiscal 2011, to assess fiscal 2010 performance. Due to the pending Leonard Green merger at the end of fiscal 2011, with the expectation that the transaction would be completed during early fiscal 2012, the Compensation Committee decided to dispense with the formal evaluation process with respect to fiscal 2011 performance.
     The Chief Executive Officer and the President each evaluate the performance of the other executive officers and Management Committee members that report to them on an annual basis and these evaluations are reviewed with the Compensation Committee. These assessments take into account the officers’ performance against their individual goals and their contributions towards our company achieving its operating and strategic goals and implementing other key initiatives. These evaluations are one factor used by the Chief Executive Officer in making base salary recommendations to the Compensation Committee with respect to these officers, and by the Committee in reviewing the Chief Executive Officer’s recommendations and making final base salary decisions for these officers.
Tax considerations
     The Compensation Committee considers tax consequences when making compensation decisions. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer or one of the three other most highly compensated executive officers other than the chief financial officer, unless such compensation is performance-based. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Cash payments under our short-term incentive compensation plan, as well as performance share and stock option awards made under our long-term incentive compensation plan, are intended to qualify as performance-based compensation under Section 162(m). While the Committee generally strives to maximize the tax deductibility of compensation, the Committee believes that shareholder interests are best served if the Committee’s discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses. For fiscal 2011, all compensation paid by the company was not deductible for federal income tax purposes because of the impact of the section 162(m) limitation.

Our compensation philosophy and program objectives
     The underlying philosophy of our compensation program is pay-for-performance. Our goal is to design and maintain a performance-oriented compensation program that will incentivize our management to meet or exceed annual performance objectives and long-term strategic plans approved by the Board, while avoiding incentives to take imprudent risks. We seek to align compensation with the creation of long-term value for our shareholders. We also believe that we need to offer a total compensation opportunity that is competitive with peer companies and other companies with whom we compete for management talent, in order to attract and retain the high caliber team members our company needs in order to achieve a high level of performance and thus create shareholder value.
     In general, the Committee seeks to provide our executives with compensation opportunities for each component of compensation (base salary, short-term incentive compensation, and long-term incentive compensation), as well as for the total of these compensation components, at approximately the median of the compensation granted by our peer companies, assuming that our company achieves its “target” level of performance (as discussed more fully below). The Committee believes that this is appropriate because it is consistent with the prevalent market practice and it helps ensure alignment of our pay outcomes with our company’s relative performance. Targeting the peer group median also provides our executives with upside reward potential for exceeding our operating plan. In this manner, our company motivates our executives by offering them the opportunity to achieve above-average compensation in exchange for superior performance, while protecting shareholders against payment of average or above average compensation for inferior performance.
     Nevertheless, each executive’s compensation opportunity may deviate from the peer group median because the Committee considers other factors when making its compensation decisions, including compensation trends, company performance issues and progress in implementing strategic goals, and the individual executive’s role and responsibilities, experience level, tenure in position, unique skills, individual performance, long-term future potential, value to our company and retention issues. The Committee also considers internal equity based on relative duties and responsibilities. Actual compensation for our executive officers is likely to vary from the peer group median from year to year, based on our company’s actual performance — if our company does not meet the performance metrics associated with our incentive compensation program, actual compensation is likely to be below the peer group median whereas exceptional performance with respect to the metrics is likely to result in compensation above the peer group median.
     Our Compensation Committee has set our Chief Executive Officer’s base salary and short and long-term incentive compensation opportunities at a higher level than that for our other executive officers due to our Chief Executive Officer’s significantly greater responsibilities for company performance, executive leadership and guardianship of company assets, and in order to be competitive with the compensation practices of our peer group of companies and other companies with which we compete for executive talent. Likewise, our President’s compensation exceeds the compensation of our Executive Vice Presidents for similar reasons.
Total compensation and its components
     Our compensation program for executive officers and other Management Committee members consists of three primary elements:
•	Base salary;

•	Short-term incentive compensation in the form of an annual performance-based cash bonus; and

•	Long-term incentive compensation in the form of equity-based awards.
     We also provide our executives with certain other benefits generally available to broad groups of our employees and limited additional benefits in order to attract and retain high caliber executives in a competitive market.
     Consistent with our philosophy of pay-for-performance and aligning executive compensation with the creation of long-term value for our shareholders, a significant component of the total compensation opportunity for our executive officers is in the form of incentive compensation, the value of which is contingent on achieving company performance goals associated with the creation of sustainable shareholder value. Thus, our executive officers have a significant stake in the long-term success of our company, aligned with the interests of our other long-term shareholders. For fiscal 2011, Mr. Webb’s compensation opportunity at target was approximately 26% base salary/26% short-term incentive compensation/48% long-term incentive compensation, while the allocation for the other executive officers was approximately 36% base salary/27% short-term incentive/37% long-term incentive for Mr. Smith and 36% base salary/18% short-term incentive/46% long-term incentive for Messrs. Kerr and Haverkost. Mr. Webb’s incentive compensation represented a higher percentage of his total compensation than in the case of the other executive officers in part because of market practice and in part because the Board feels it is appropriate to hold the CEO more accountable for achieving operating and strategic goals than the other executive officers.

     The Committee believes that the combination of annual cash incentive awards and long-term incentive equity awards strikes the appropriate balance between near-term focus on sales and profitability and long-term focus on shareholder value creation, and helps avoid compensation-related incentives to engage in imprudent business risks.
Base salary
     The objective of base salary is to provide fixed compensation to an individual in recognition of his or her fulfillment of job responsibilities, such base salary also reflecting the individual’s experience, value to our company and demonstrated performance. Our Board believes that base salaries should be set at a sufficiently high level so that our executives are not dependent on achieving high incentive compensation in order to meet their basic financial needs (which might also cause them to engage in imprudent business risks). In establishing an executive’s initial base salary, and in annually reviewing base salaries, our starting consideration is the peer group median. Other factors considered include job role and responsibilities, retention considerations, experience level, tenure in position, unique skills, individual performance, long-term future potential, value to our company and internal equity. In the case of a new hire, the individual’s current compensation level also can be a factor. No particular weight is assigned to any factor. We review the base salary of our executive officers each fiscal year, and typically implement any adjustments in April, at the same time we conduct salary reviews for our other salaried employees. The base salary for our Chief Executive Officer and President is set by the Compensation Committee, following consultation with the Committee’s compensation consultant and review with the other non-employee members of our Board. The base salaries of our other executive officers are set by the Compensation Committee, which considers recommendations from our Chief Executive Officer and advice from the Committee’s compensation consultant.
Short-term incentive compensation
     We provide annual performance-based cash bonuses to our executive officers and certain other salaried employees based on the achievement of specific annual financial goals which focus our employees on achievement of our annual operating plan through teamwork and which the Committee believes correlate closely with the growth of long-term shareholder value. We refer to this program as the Management Incentive Plan (“MIP”). Bonus opportunities are based on a percentage of each person’s base salary, which percentage is set based on the level of the particular employee, with higher level employees having a bonus opportunity set at a higher percentage of base salary. The Compensation Committee views this as appropriate since higher level employees have more opportunity to influence our company’s performance, and in light of competitive practices. At the beginning of each fiscal year our Compensation Committee sets the performance measures and bonus opportunities under our MIP for that fiscal year, selecting measures and establishing metrics that incentivize strong performance against our annual operating goals, which support achievement of our company’s strategic plan. The Committee also structures the program so as to avoid incentivizing undue risk taking. In making these decisions the Committee receives recommendations from management. The Committee reviews these recommendations with the Committee’s compensation consultant and obtains additional information, analysis and recommendations from its compensation consultant, if needed. All of the short-term incentive payments are made in cash.
Long-term incentive compensation
     We provide long-term incentive compensation in the form of equity-based awards to our executive officers and certain other salaried employees in order to align the interests of these managers with those of our shareholders, to counterbalance the annual focus of the company’s short-term incentive compensation plan with a focus on long-term sustainable profitability and growth, and to promote a culture of share ownership. Our Compensation Committee believes that equity-based incentives (such as performance shares, stock options and time-based restricted shares) ensure that our executive officers and other higher level managers have a continuing stake in our long-term success and that the interests of our shareholders and management are closely aligned. We believe that our executive officers and other higher level managers are motivated to drive future performance through their ownership interest in our company. The vesting schedules and mix of equity vehicles associated with our long-term incentive program are designed to promote executive retention and to incentivize our executives to take prudent but not excessive business risks.
     At the beginning of each fiscal year, our Compensation Committee determines the long-term incentive opportunity (expressed as a dollar amount) for that fiscal year for employees at each level of our company who participate in the program, the mix of equity types to be included in the grants, and the performance criteria that must be met in order to earn the performance share portion of the grant. In determining the sizes of the incentive grants, and the types and mix of equity to be used for participants at each level of our company, our Compensation Committee bases its decisions on such considerations as alignment with shareholder interests, the potential for dilution of our shareholders, the expense associated with the awards, peer company practices, retention risk and the relative proportion of long-term incentives within the total compensation mix. The Committee takes into account information, analysis and advice from the Committee’s compensation consultant and recommendations from our Chief Executive Officer with respect to employees below the Chief Executive Officer level.
     Grants to the Chief Executive Officer and other members of the Management Committee are decided by the Compensation Committee. The Committee also approves, on a program basis, the grants to other employees who participate in the program. Our

Chief Executive Officer at the start of each fiscal year may approve adjusted grant levels between 75% and 125% of the targeted grant levels for individual employees below the Management Committee level, based on his assessment of the individual’s prior year performance and the importance of the individual to us, so long as he does not grant total awards in excess of the established pool. This discretion was not exercised with respect to the fiscal 2011 grants because the Chief Executive Officer viewed achievement of the long-term incentive goal to be a team effort with all employees on the team to be treated similarly.
     Our practice has been to use a combination of performance shares, stock options and time-based restricted shares in connection with our long-term incentive program for our executive officers and other most senior managers. We believe that each type of equity award serves a specific purpose and employ each type, as necessary, to meet our compensation objectives:
•	Performance shares are used to motivate our executive officers and other most senior management team members to work collaboratively to achieve our performance targets, align their interests with the interests of our shareholders, and motivate them to create long-term shareholder value.

•	Stock options are used to align our executive officers’ and other most senior managers’ interests with those of our shareholders and reward them for generating shareholder returns.

•	Time-based restricted shares are used to promote the long-term retention of our executive officers and other most senior managers and to provide them with an ownership interest in Jo-Ann Stores aligned with the interests of our shareholders.
     As a result of these awards, a significant portion of our executive officers’ and other most senior managers’ total compensation is dependent on the achievement of our performance objectives and increases in the price of our common shares. Since recipients forfeit their right to their long-term incentive equity grants if they leave our company before the awards vest, the Compensation Committee believes that these awards also are a factor in the retention of key management team members.
     The target long-term incentive opportunity for each participating employee is established in terms of a dollar value. The number of performance and time-based restricted shares to be granted is based on the average of the NYSE closing prices of our stock during the 90 day period preceding the applicable grant date. The number of stock options to be granted is determined using the Black-Scholes model, which is the same model used for purposes of measuring compensation expense for stock options in our company’s financial statements.
     Specific information regarding our fiscal 2011 long-term incentive grants appears at page 81 of this report.
Retirement Plans, Deferred Compensation and Termination Payments
     Our company maintains several plans designed to help recruit and retain high caliber employees and to provide employees with financial security into retirement. These plans include:
•	A 401(k) defined contribution retirement plan in which most company employees, including our executive officers, are eligible to participate.

•	A deferred compensation plan in which our upper level management employees, including our executive officers, are eligible to participate. This plan is described in further detail at page 85 of this report.

•	A Supplement Retirement Benefit Plan for our current executive officers, which is described in further detail at page 85 of this report. Our Compensation Committee has decided not to offer this plan to any additional employees in the future.
     Our executive officers also have been provided with employment agreements providing various benefits upon termination of employment, including termination as a result of a change in control. These agreements, and our reasons for entering into such agreements, are described at pages 86-87 and 94-96 of this report.
Benefits and Limited Perquisites
     We provide our employees, including our executive officers, with various benefits in order to attract and retain high caliber employees in a competitive market and to enable our employees to obtain benefits such as health, disability and life insurance at favorable group rates. We provide our executive officers, and in some cases certain other officers, with limited additional benefits (“perquisites”) in order to attract and retain high caliber officers in a competitive market. These benefits and perquisites are described further under the title “Other Executive Officer Benefits and Perquisites” at page 86 of this report.

Fiscal Year 2011 Compensation Decisions and Results
Overview
     During fiscal 2011 we provided our executive officers with total compensation packages consisting of base salary, short-term incentive compensation and long-term incentive compensation. Each element is discussed below.
Base salary
     The fiscal 2011 base salaries for our executive officers, and the percentage increase over fiscal 2010 base salaries, were as follows:

	Fiscal 2011	% Increase Over Fiscal 2010
Officer	Base Salary	Base Salary
Darrell Webb	$920,000	5.1%
Travis Smith	$625,000	8.7%
Kenneth Haverkost	$415,000	3.8%
James Kerr	$390,000	8.3%
     The executive officers had received no base salary increases during fiscal 2010, other than Mr. Smith who received a base salary increase in connection with his promotion from Executive Vice President to Chief Operating Officer at the start of fiscal 2010. The fiscal 2011 base salary increases were approved by the Committee based on the superior performance of both the company and the individual executives, and in order to remain competitive with our peer companies.
Short-term incentive compensation
     At the beginning of fiscal 2011, our Compensation Committee approved the short-term incentive compensation program for the fiscal year. The program for our executive officers was based on three key objective performance measures: earnings before interest and taxes (“EBIT”), or “operating profit” on our company’s income statement; percentage same-store sales increase; and return on invested capital (“ROIC”). Same store sales are defined as net sales from stores that have been open one year or more. ROIC is defined as EBIT less cash taxes divided by average total assets less average cash less average current liabilities. In the prior year, the third measure was free cash flow, rather than ROIC; the Committee changed the measure because the Committee wanted management to focus on using our cash in the manner which provided the best return for our shareholders, whereas during the prior year the challenging economic environment necessitated a strong focus on cash generation and prudent use of cash.
The Committee chose the short-term incentive bonus measures after considering recommendations from our Chief Executive Officer and advice from the Committee’s compensation consultant. The Committee concluded that the chosen performance measures were appropriate because they are the key measures used by management and the Board to oversee company performance, they are key measures used by investors and analysts to evaluate company performance and value, and they directly tie to achievement of profitable growth and prudent capital usage.
     The Committee feels that sales and profitability are more important measures of short-term business performance than ROIC, and therefore these measures are weighted more heavily than ROIC in the short-term incentive compensation plan for our executive officers (as noted below) and ROIC is not a factor in the short-term incentive compensation plan for our employees below the executive officer level (as also noted below). The Committee established “target” short-term incentive awards for each of the executive officers as follows:

	Target	Percent of
Officer	Amount	Base Salary
Darrell Webb	$920,000	100%
Travis Smith	$468,750	75%
Kenneth Haverkost	$207,500	50%
James Kerr	$195,000	50%
     For our executive officers, these target awards were allocated between the three performance measures as follows:

Same-Store Sales Growth	40%
Earnings Before Interest & Taxes	40%
Return on Invested Capital	20%

     Target performance for each measure was based on our Board-approved operating plan. Achieving target performance on a performance measurement would result in payout of 100% of the portion of the target award allocated to that performance measurement. With respect to each component of the incentive opportunity, failure to achieve threshold performance results in no incentive award with respect to that component, whereas achieving maximum performance results in an award equal to 200% of the target award for that component. Failure to achieve threshold on one measure also restricts payment on the other measures to the target amount. For example, 40% of Mr. Webb’s short-term incentive was allocated to the same-store sales growth measurement, so by achieving target performance he would receive $368,000 (40% of $920,000) with respect to that component, whereas maximum performance (assuming at least threshold performance was achieved on each of the other measures) would yield a payment of $736,000 (200% x 40% x $920,000) with respect to that component.
     The metrics for threshold, target and maximum performance for each of these performance measures, actual results, and percentage payout were as follows:

				Actual	% of
	Threshold	Target	Maximum	Result	Payout
Same-Store Sales Growth	1.0%	3.0%	6.0%	3.5%	116.7%
Earnings Before Interest & Taxes (in millions)	$112.4	$132.3	$172.0	$156.9	159.9%
Return on Invested Capital	12.35%	14.86%	19.88%	21.1%	200.0%
     As a result of this level of performance against the plan metrics, our executive officers received short-term incentive awards equal to 150.6% of their target bonuses, as follows:

Officer	Amount
Darrell Webb	$1,369,881
Travis Smith	$704,852
Kenneth Haverkost	$309,889
James Kerr	$288,457
     The target performance metrics for fiscal 2011 were consistent with the company’s Board-approved operating plan. The plan took into account the difficult and uncertain economic and retail environment at the start of fiscal 2011, but nevertheless represented substantial performance improvement over our company’s strong performance in the prior fiscal year. The Board felt at that time that achieving the plan would constitute strong performance by our company and management team given the economic and retail environment. The threshold and maximum numbers were established at percentages below or above the target numbers. In the case of EBIT, threshold was set at 15% below target (a reduction from 20% below target in the prior year’s plan) and maximum at 30% above target (a reduction from 40% above target in the prior year’s plan). For same-store sales increase, threshold was set at 200 basis points below target and maximum was set 300 basis points above target. For ROIC, threshold was set at 17% below target and maximum was set at 33% above target. The Committee believes that such “floors” are important so that no bonuses can be earned if performance falls significantly below the target, and that such “ceilings” are important in order to restrain incentives to engage in imprudent risks. The EBIT range was reduced in order to return it to a more typical range used historically by the company, a broader range having been used for fiscal 2010 given the significant economic uncertainty at the time the fiscal 2010 plan was established.
Long-term incentive compensation
     For fiscal 2011, the Committee established a long-term incentive compensation program available to all of our employees at or above the “manager” level (approximately 250 most senior company employees). Mr. Webb did not receive a fiscal 2011 grant due to the multi-year equity grant he received in fiscal 2010, discussed at page 86 of this report. Mr. Smith’s long-term incentive opportunity was targeted at $700,000 (which was a $100,000 increase over his fiscal 2010 grant, due to his promotion to President). Our Executive Vice Presidents’ long-term incentive opportunity was targeted at $500,000 (which is the same amount targeted under our fiscal 2010 program). The Committee felt that the differences between Mr. Smith’s opportunity and that provided to the Executive Vice Presidents was appropriate given the differing roles and responsibilities of the executives and the greater opportunity the President has to influence long-term performance. The grants consisted of 50% time-based restricted shares, 25% performance shares and 25% stock options.
     The 2011 long-term incentive program for our executives consisted of the following vehicles, and grant date values:

		Time-Based	Performance Shares
Executive	Stock Options	Restricted Shares	(at Target)
Mr. Smith	$175,000	$350,000	$175,000
Messrs. Haverkost, Kerr	$125,000	$250,000	$125,000

     The Committee intended for all of these grants to be made on March 15, 2010 (the third NYSE trading day following the company’s fiscal 2010 earnings release) in accordance with prior practice. While the bulk of the grants were in fact made on that day, due to the following two inadvertent errors, a portion of the grants were not made until June 10, 2010 (the third NYSE trading day after the company’s earnings release for the first quarter of fiscal 2011):
•	Erroneous stock prices for two trading days were inserted into the computer program used to make the Black-Scholes calculation, resulting in an under-calculation of the number of options to be granted to the executive officers and all other employees receiving stock option grants.

•	Mr. Smith’s grants were calculated on the basis of his prior year award ($600,000) rather than his increased grant for fiscal 2011 ($700,000).
     After management brought these errors to the Committee’s attention the Committee considered the issue, obtained advice from its compensation consultant and decided that it was in the best interests of the company, not unfair to the shareholders, and fair to the employees to make the additional June 10, 2010 grants in the manner described in the remainder of this paragraph. The Committee decided that the additional grants should be in such number so that the combination of the two grants yielded for each recipient the same number of shares or options as would have been received if the March 15, 2010 grants had been properly calculated. However, the exercise prices for the June 10, 2010 option grants would be the June 10, 2010 fair market value of $43.58 (in contrast to the March 15, 2010 fair market value of $40.33, which is the exercise price for the March 15, 2010 option grants). Moreover, the June 10, 2010 option and restricted share grants would have the normal vesting periods (resulting in vesting approximately three months later than if such grants had been made properly on March 15, 2010).
     Company management has discussed with the Committee and implemented procedures to prevent similar errors from occurring in the future.
     The grants made to our executive officers were as follows:

			Time-Based	Performance Shares	Performance Shares
Executive	Grant Date	Stock Options	Restricted Shares	(at Target)	Actually Earned
Mr. Smith	March 15, 2010	5,906 options	8,087 shares	4,044 shares	6,066
Messrs. Haverkost, Kerr	March 15, 2010	4,921 options	6,739 shares	3,370 shares	5,055

			Time-Based	Performance Shares	Performance Shares
Executive	Grant Date	Stock Options	Restricted Shares	(at Target)	Actually Earned
Mr. Smith	June 10, 2010	5,315 options	1,348 shares	674 shares	1,011
Messrs. Haverkost, Kerr	June 10, 2010	3,094 options	0 shares	0 shares	0

•	Stock Options: All of these options are non-qualified stock options. In accordance with our company’s standard practice, they were granted on the third NYSE trading day following an earnings release and with an exercise price equal to the closing NYSE price on the grant date. The numbers of shares granted were based on the average of the NYSE closing prices during the 90 day period preceding the grant date. The options will vest 25% per year over four years and expire in seven years. These grants were made on the same days as grants were made to all other company employees receiving options under our company’s fiscal 2011 long-term incentive program. These options will have value only if the market price of our common shares increases after the grant date, and thus they provide our executives with a strong incentive to take actions which enhance long-term shareholder value.

•	Time-Based Restricted Shares: The numbers of shares granted were based on the average of the NYSE closing prices during the 90 day period preceding the grant date. The calculation of Mr. Smith’s additional June 10, 2010 grant is described above. The restrictions on these shares lapse 25% each year over a four-year period. The Committee believes that the restricted shares provide our executives with a strong incentive to enhance long-term shareholder value since the ultimate value of the grant is directly related to changes in our company’s stock price. The substantial holding periods before the restrictions lapse incentivize the executives to take actions which will create sustained shareholder value, and also serve as a retention incentive.

•	Performance Shares: Mr. Smith was granted performance shares with a targeted value of $175,000 and each of the Executive Vice Presidents was granted performance shares with a targeted value of $125,000. The numbers of shares granted were based on the average of the NYSE closing prices during the 90 day period preceding the grant date. The performance measure was earnings per share (“EPS”), which the Committee believes to be an appropriate measure because it is a key measure focused on by investors and analysts and generally is the key driver of stock prices (and thus shareholder value). Target performance was set at EPS of $2.90, with threshold performance set at EPS of $2.48 and maximum performance set at EPS of $3.34. The target metric was consistent with our operating plan at the start of the year, with threshold set at 85% of target and maximum set at 115% of target. The Committee believed that these metrics were appropriate because they were consistent with our operating plan and incentivized our managers to achieve strong, improved performance which would create substantial shareholder value in an uncertain and difficult economic and retail environment. Since our incentive plan disregards gains from the buy-back of debt, the fiscal 2011 target represented a 16.9% increase over the fiscal 2010 earnings of $2.48 per share (disregarding a $0.03 per share gain from the buy-back of debt). The Committee capped the maximum payout at 150% of target in order to limit expenses, potential share usage and dilution, and mitigate a potential incentive for company managers to engage in imprudent risks in order to maximize incentive compensation. The Committee decided to use a one-year performance period, rather than a multi-year period; the Committee felt that the sometimes asserted advantages of multi-year performance periods would be achieved by the multi-year vesting periods of the equity awards and the intended grant of performance shares in future years.

To the extent earned, the time restrictions on the performance shares lapse 25% per year over a four-year period. If our company achieved target performance, the executive would receive the full grant of the performance shares. If EPS was below the threshold amount, none of the performance shares would be earned. If EPS was between threshold and target, some of the performance shares would be earned. If EPS was above target, the executive would earn between 100% and 150% of the targeted performance shares.

Fiscal 2011 EPS was $3.46 which exceeded maximum. As a result, the executive officers and other employees receiving performance shares earned 150% of their target performance shares. This amounted to 7,077 shares for Mr. Smith and 5,055 shares each for Messrs. Haverkost and Kerr.
     For employees below the Executive Vice President level who participate in our long-term incentive program, the target incentive payments were set at lower dollar values, and below the officer level, stock value based cash awards are substituted for equity awards. Also, vesting periods are reduced to 3 years (and in some cases 2 years) for lower level employees. These differences, and the difference between the President and other executive officer target awards, were due to competitive market factors, an effort to reduce share usage and dilution, and recognition that higher level employees have a greater ability to influence company performance.
     Pursuant to Mr. Webb’s retention agreement, discussed further at page 86 of this report, Mr. Webb received an additional grant of restricted shares with a grant date value of $3.2 million, on March 16, 2009, in lieu of fiscal 2011 and 2012 long-term incentive grants. This represents the same annual value Mr. Webb received for fiscal 2010. These shares vest two-thirds in two years and one-third in three years. The Board decided to enter into the retention agreement and to make early grants of Mr. Webb’s fiscal 2011 and 2012 awards in recognition of his strong performance and to incentivize him to remain with our company during a difficult economic period. The Board felt that Mr. Webb’s strong performance since joining the company in 2006 made him particularly attractive to retailers seeking a new CEO, and that his retention was especially important to guide the company through the difficult economic/retail environment of the next few years. The Committee also felt that retention of the remainder of the management team was important, but it could accomplish this goal through our regular compensation programs rather than a retention agreement.
Comparison of Fiscal Year 2011 Compensation to Peer Group Data
     PM&P provided the Committee with a comparison of our company’s executive compensation to the peer group compensation, using the revised peer group described above at page 73 of this report. With respect to our executive officers, PM&P’s analysis is summarized in the following table:

			Long-Term Incentive	Total of Base Plus STI
		Short-Term Incentive	Opportunity	& LTI Opportunities at
	Base Salary	Opportunity at Target	(Performance Shares at Target)	Target
Mr. Webb*	Between 25th Percentile and Median	Between 25th Percentile and Median	Slightly Below Median	Slightly Below Median

Mr. Smith	Between 50th and 75th Percentile	Between 50th and 75th Percentile	Median	Median

Mr. Haverkost	Between 25th Percentile and Median	Between 25th Percentile and Median	Slightly Above Median	25th Percentile

Mr. Kerr	25th Percentile	25th Percentile	Between Median and 75th Percentile	Slightly Below Median

*	This table attributes half of Mr. Webb’s March 16, 2009 additional grant of restricted shares to fiscal 2011. See discussion of Mr. Webb’s retention agreement at page 86 of this report.
     Actual fiscal 2011 compensation paid to our executives generally was above the median of the peer group study given the above median short-term incentive awards and maximum performance share awards our executives received as a result of our superior company performance. Actual compensation will most likely always deviate from the median of the peer group study given our emphasis on incentive compensation tied to performance, as well as the fact that peer group data is only one factor considered by our Board in making compensation decisions.
Board Policies.
     Equity granting policies: Our Board of Directors has adopted policies with respect to equity grants to our executive officers and other employees. We make grants of equity-based awards to our executive officers, with the advance approval of our Compensation Committee, on the third full NYSE trading day following the next earnings release after that approval (unless the Compensation Committee selects another date that it has determined to be appropriate after consultation with legal counsel). The exercise price for stock options will be the closing price of our common shares as reported on the NYSE on the date of grant. Our Chief Executive Officer may approve grants to newly hired or promoted employees below the Vice President level, and the Chairperson of our Compensation Committee may approve grants to newly hired or promoted employees at the Vice President level, in each case subject to guidelines regarding such grants that are approved by our Compensation Committee. Annual grants to current employees and grants to newly hired or promoted employees above the Vice President level must be approved by our Compensation Committee at a meeting (and not by means of a unanimous consent resolution). The grant date for grants of equity-based awards to current employees and newly hired or promoted employees also will be the third full NYSE trading day following the next earnings release after approval (and also after the employment commencement or promotion date in the case of newly hired or promoted employees) unless the Compensation Committee selects another date as described above, and the exercise price for stock options will be the closing price of our common shares as reported on the NYSE on the date of grant. Other than pursuant to our equity award grant policy described above, whereby we generally will make equity-based awards only following a quarterly earnings release, we do not intentionally coordinate the grant of equity-based awards with the release of material non-public information.
     Re-pricing/Re-issuance of Options: Our 2008 Incentive Compensation Plan prohibits re-pricing of stock options and stock appreciation rights without shareholder approval. Likewise, the Board will not replace any stock option or stock appreciation right with awards having a lower exercise or grant price without shareholder approval, except for certain adjustments permitted under the Plan in the event of an equity restructuring event (such as a special stock dividend, stock split, spin-off, rights offering or recapitalization) which causes the per-share value of the shares underlying the outstanding awards to change. While prior plans pursuant to which we have issued equity awards in the past do not have such restrictions, it has been the policy and practice of our Board not to re-price or re-issue stock options and stock appreciation rights.
     Amended Performance Metrics; Accelerated Vesting: Although our Compensation Committee has the ability under the terms of our 1998 and 2008 Incentive Compensation Plans to amend awards by waiving or changing performance metrics or accelerating the vesting of awards, our Compensation Committee has not exercised that discretion and does not currently intend to exercise that discretion. In fiscal 2009 when no awards were earned under our short-term compensation plan because threshold performance was not achieved with respect to one of the performance measures, the Compensation Committee did use its authority to grant modest discretionary bonuses to employees other than Mr. Webb based on the Committee’s determination that the company had performed well considering the recessionary economy during the second half of 2008. Upon a Change in Control (such as the proposed Leonard Green merger), there will be accelerated vesting of stock options and accelerated release of restrictions on restricted stock as discussed further below under the section titled “Potential Payments Upon Termination or Change in Control” at page 94 of this report.
     Hedging Policy: Our Board has adopted, as part of our insider trading policy, prohibitions against our executives and Directors engaging in short sales of our securities, purchases or sales of publicly traded options involving our securities, establishing margin accounts or otherwise pledging our securities, and hedging transactions involving our securities.
     Share Ownership Guidelines: The Board has considered, but to date has not adopted, share ownership guidelines for our executive officers. The Board believes that the restricted stock and unvested stock options held by each of our executive officers and other senior managers are near-equivalent to a stock ownership requirement and are sufficient to align employee interests with shareholder interests and to serve as a mitigating factor against imprudent risk taking.
     Clawback Policy/Recoupment of Compensation: Our Board has adopted a clawback policy applicable to our executive officers, and each of these officers has executed an agreement to be bound by the policy. Pursuant to the policy, if our financial results are subject to a restatement, or performance metrics have been overstated, due to fraud or misconduct on the part of an executive officer, the Board may recoup annual incentives, equity based awards (including, without limitation, performance-based restricted stock units, time-based restricted stock units and stock options) and other performance-based awards granted to such executive officer on or after January 1, 2010. In addition, the Committee has the authority to terminate any awards under our 2008 Incentive Compensation Plan if the grantee engages in conduct injurious, detrimental or prejudicial to our company.
     Supplemental Retirement Benefit Plan. Historically we provided our executive officers with a limited defined benefit retirement plan, known as the Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan (“SERP”). The Board’s practice had been to provide the SERP to our executive officers who had completed at least one year of service with us. Currently, Messrs. Webb, Smith, Haverkost and Kerr are the only participants in the SERP. Our Compensation Committee added Mr. Kerr as a participant in the SERP on August 15, 2006, shortly after his promotion to an executive officer position, added Mr. Webb and Mr. Smith as participants in the SERP on November 13, 2007, and added Mr. Haverkost as a participant in the SERP on October 15, 2008, in each case on or shortly after their first anniversaries with us. The Compensation Committee has established the maximum supplemental retirement benefit amount for Mr. Webb at $750,000 and for each of Messrs. Smith, Haverkost and Kerr at $600,000.
     Our Compensation Committee reviewed our SERP with the assistance of Watson Wyatt in fiscal 2009. The Committee decided to leave the SERP in place for the present participants because it assists our company in retaining the current executives by providing them with a retirement benefit at a reasonable cost to our company. However, the Committee decided to discontinue adding new executive officers to the SERP. In making this decision the Committee considered peer group analysis and other advice provided by Watson Wyatt.
     In general, under our SERP a participant who retires at age 65 will receive his maximum supplemental retirement benefit amount, payable in 180 equal consecutive monthly installments. Upon retirement before age 65, a participant will be entitled to a supplemental early retirement benefit following 20 years of service or, if the participant has been employed by us for at least ten years, at age 55. Any supplemental early retirement benefit will be payable, beginning at age 65, and will be the maximum supplemental retirement benefit amount reduced by 5% a year (up to a maximum 50% reduction) for each year of retirement prior to age 65. A participant who becomes totally disabled, and whose employment ceases as a result of that total disability, will be eligible for a supplemental disability retirement benefit, payable in 240 equal consecutive monthly installments until the earlier of the participant’s recovery or until all such monthly payments have been made. Any supplemental disability retirement payments received by a participant will reduce the amounts payable upon a participant’s normal or early retirement. Upon the death of a participant after retirement or total disability, his or her designated beneficiaries will receive any remaining monthly installments. If a participant dies before retirement, no benefits are payable under the SERP.
     Deferred Compensation Plan. We offer a Deferred Compensation Plan to our upper level management employees as part of our overall benefits package in order to be competitive with companies with which we compete for management talent. We believe that the Deferred Compensation Plan helps us recruit and retain high caliber management talent. Our Deferred Compensation Plan provides our executive officers and approximately 130 senior management team members with an opportunity to elect to defer receipt of cash compensation (base salary and annual bonus) for a period of years or until retirement up to a maximum of 75% of base salary and 100% of annual bonus. Participants can select from a variety of investment funds from which the earnings on their deferred cash compensation account will be determined; the options offered do not include any guaranteed or premium investment returns. Our obligations under our Deferred Compensation Plan are general unsecured obligations of our company. The first 4% of base salary that is deferred under our Deferred Compensation Plan is matched 50% by us, effectively resulting in a matching contribution of up to 2% of base salary. Our matching contribution is intended to compensate the plan participants who fall within the “highly compensated”

definition under Internal Revenue Service regulations for their inability to obtain an equivalent match under our 401(k) Savings Plan due to restrictions imposed by federal law on 401(k) contributions by highly compensated employees. Of our executive officers, only Messrs. Haverkost and Kerr have elected to participate in the Deferred Compensation Plan.
     Other Executive Officer Benefits and Perquisites. We provide a benefits package to our executive officers intended to be competitive with the benefits packages offered by peer companies and other companies with whom we compete for management talent. We feel that a competitive benefits package is an important factor in attracting and retaining high performing executives and managers. Our executive officers receive company-subsidized health, life and disability insurance coverage on the same basis as all of our employees, supplemental long-term disability insurance coverage, and matching contributions under our Deferred Compensation Plan and our 401(k) Savings Plan if they choose to participate in those plans. Our executive officers also are eligible to participate in our employee stock purchase program and to receive employee discounts on purchases at our stores, on the same basis as other employees. Our executive officers were eligible to receive the following perquisites in fiscal 2011: an automobile allowance (which we believe is necessary for competitive purposes), an annual physical (which we believe benefits the company by facilitating preventative medical care and healthy habits by our executives whom the company has a significant investment in), and reimbursement for certain tax and financial planning expenses (which we believe is appropriate to enable our executives to focus more of their attention on achieving company goals while maintaining diligence over their personal financial affairs). Historically the company provided tax gross-ups in connection with the tax and financial planning services, but this practice was terminated effective as of January 1, 2010 because we believe it is inconsistent with developing corporate governance standards. For more information regarding the actual perquisites received by our current executive officers, see footnote 8 to the Summary Compensation Table at page 89 of this report. Executive benefits make up a very small percentage of total compensation for our executive officers. The Committee reviews these arrangements regularly to ensure they continue to fulfill business needs.
     Chief Executive Officer Retention Agreement. We entered into a new employment agreement with our Chief Executive Officer, Darrell Webb, on March 16, 2009.
     The Board took this action, at the recommendation of the Compensation Committee, in order to ensure the retention of Mr. Webb to guide our company through the difficult economic environment existing at that time and to continue the performance improvements that had occurred under his leadership (including improved earnings per share, substantial balance sheet improvements, same-store sales improvement and shareholder returns in the upper tier of our company’s peer group). In deciding to enter into the new agreement, and in determining the terms of the agreement, the Compensation Committee and the Board considered Mr. Webb’s past success in revitalizing our company and the relative strong performance of our company during fiscal 2009. The Board felt that it needed to provide Mr. Webb with strong incentives to remain with our company given the many retailers then seeking new leadership. The Committee also obtained advice from Watson Wyatt with respect to the agreement.
     The agreement provides for Mr. Webb’s continued employment with our company as our Chairman of the Board and Chief Executive Officer until August 1, 2011. In April 2010, the term was extended until August 1, 2012. Mr. Webb’s base salary for fiscal 2010 remained $875,000, and his annual incentive opportunity at target remained 100% of his base salary. The agreement also provided Mr. Webb with a fiscal 2010 long-term incentive opportunity valued at the same level as his fiscal 2009 long-term incentive opportunity — $1.6 million — consisting of 50% restricted shares, 25% stock options and 25% performance shares. Our company made these grants on March 16, 2009. The performance shares were subject to the same performance metrics as in the case of the other executive officers, and as in the case of the other executive officers, Mr. Webb ultimately received a maximum grant of performance shares since the company achieved above maximum performance. The options and performance shares (to the extent earned) will vest 25% per year over a four-year period. Two-thirds of the restricted shares will vest in two years, and the remaining one-third will vest in three years.
     Pursuant to the employment agreement, Mr. Webb received an additional grant of restricted shares with a grant date value of $3.2 million on March 16, 2009. This grant was in lieu of fiscal 2011 and 2012 long-term incentive grants. These shares also will vest two-thirds in two years and one-third in three years (though they will be subject to accelerated vesting in connection with the proposed Leonard Green merger). Mr. Webb received no additional equity grants with respect to fiscal 2011. To date Mr. Webb has received no additional equity grants during fiscal 2012, but if the pending sale of the company is completed, it is anticipated that the new private ownership of the company will provide Mr. Webb with an equity award.
     Mr. Webb’s agreement provides for accelerated vesting of the restricted share awards in the event our company terminates his employment without cause or in the event he resigns with good reason. If Mr. Webb resigns without good reason and fails to give at least one-year’s advance written notice to our company, he will forfeit all unvested equity grants made pursuant to his agreement and will be subject to a non-solicitation covenant. Mr. Webb is subject to other non-competition, non-solicitation and non-disclosure covenants pursuant to his employment agreement discussed beginning at page 94 of this report, which remains in effect.

     The Committee and Board believed that this agreement, at the time it was entered into, was in the best interest of our company and its shareholders because it provided Mr. Webb with a strong incentive to remain with our company, as our company dealt with the difficult retail environment, continued its operational performance improvement initiatives and implemented its strategic plan.
     Executive Officer Employment Agreements. In prior years we entered into employment agreements with each of our executive officers. No new agreements were entered into and no modifications were made to the existing agreements during fiscal 2011. These agreements specify the severance benefits each executive officer will receive in the event his employment is terminated by us without “cause” or by the executive for “good reason,” either before or after a “change of control.” For a description of the current terms of those employment agreements, see the section of this report titled “Executive Compensation — Current Executive Officer Employment Agreements” beginning at page 94.
     Our Compensation Committee believes that the severance benefits included in our employment agreements with our executive officers are a necessary component of a competitive compensation program. The Committee also believes that the change of control provisions are in our shareholders’ best interest because they assist us in retaining key personnel during rumored and actual change of control activity (when management continuity is of special importance) and they incentivize our executives to deal with change of control situations in a manner consistent with the best interests of our shareholders, even though the executive’s employment might be terminated as a result of the transaction. These agreements further benefit our company and shareholders by imposing non-competition, confidentiality and non-solicitation obligations on the executives. We also believe that the severance arrangements for termination without cause benefit our company by facilitating our ability to make executive management changes when it is determined that such changes would be in the interest of our company and shareholders.
     At the time the employment agreements were entered into, the Committee, based upon advice from Watson Wyatt, determined that the structure of the employment agreements and the benefit amounts were not significantly different from the severance arrangements typically in place at other companies. The existence of these agreements does not impact the other compensation arrangements offered to our executives because it is not anticipated that these agreements will be triggered, and if they are triggered, the intent is to compensate the executive for lost future compensation following the termination date, rather than for the executive’s performance during the period of employment. The Committee continues to believe that the employment agreements are in the best interest of the company for the reasons stated.
EXECUTIVE COMPENSATION
     The following table sets forth information relating to compensation for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 for our Chief Executive Officer, our Chief Financial Officer, and all of our other executive officers employed by us as of the end of fiscal 2011. The individuals listed in the Summary Compensation Table are referred to collectively in this report as the “named executive officers.”
SUMMARY COMPENSATION TABLE

							Change in
						Cash	Value of
				Stock	Option	Incentive	SERP	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Benefits	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)(4)	($)(4)(5)	($)(6)	($)(7)	($)(8)	($)(9)
Darrell Webb(10)	2011	$910,481	$0	$0	$0	$1,369,881	$10,210	$72,004	$2,362,576
Chairman of the Board and	2010	$875,000	$0	$4,400,011	$400,002	$1,750,000	$9,282	$50,238	$7,484,533
Chief Executive Officer	2009	$859,135	$0	$1,000,003	$609,362	$0	$8,874	$30,042	$2,507,416

Travis Smith(10)	2011	$624,279	$0	$577,362	$232,917	$704,852	$2,151	$21,269	$2,162,830
President and Chief Operating Officer	2010	$575,000	$0	$450,013	$150,001	$860,337	$1,955	$24,348	$2,061,654
	2009	$500,000	$62,500	$250,012	$249,999	$0	$1,696	$34,491	$1,098,698

Kenneth Haverkost(10)	2011	$411,827	$0	$407,696	$173,257	$309,889	$9,884	$44,034	$1,356,587
Executive Vice President,	2010	$400,000	$0	$375,024	$125,000	$400,000	$8,985	$36,222	$1,345,231
Store Operations	2009	$397,597	$49,639	$250,012	$249,999	$0	$85,747	$64,975	$1,097,969

James Kerr	2011	$383,654	$0	$407,696	$173,257	$288,457	$5,579	$35,100	$1,293,743
Executive Vice President,	2010	$360,000	$0	$375,024	$125,000	$360,000	$5,072	$27,023	$1,252,119
Chief Financial Officer	2009	$351,539	$43,846	$250,012	$249,999	$0	$4,611	$28,485	$928,492

(1)	Includes amounts earned but deferred under our Deferred Compensation Plan and under Section 401(k) of the Internal Revenue Code. Fiscal 2011, 2010 and 2009 were 52-week years.

(2)	For fiscal 2009, these executive officers received the following discretionary cash bonuses: Mr. Smith — $62,500;

Mr. Haverkost — $49,639; and Mr. Kerr — $43,846.

(3)	Stock Awards include the aggregate grant date fair value of stock awards granted in the fiscal year indicated computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS No. 123R”). The grant date fair value of performance shares included in the table is based on the probable outcome with respect to the performance conditions as of the grant date, and represents the “target” value. The fiscal year 2009 stock awards have been restated to conform with the current fiscal year presentation.

On March 15, 2010 (and also on June 10, 2010 in the case of Mr. Smith — see page 82 of this report), we granted each of our executive officers performance shares that were converted to stock awards. Based upon the performance achieved by our company during fiscal 2011, each of these executive officers earned the following “maximum” number of performance shares (150% of “target”), with a parenthetical indication of the grant date fair value of the “maximum” number of performance shares computed in accordance with ASC 718: Mr. Smith — 7,077 shares ($288,701); Mr. Haverkost — 5,055 shares ($203,868); and Mr. Kerr — 5,055 shares ($203,868).

On March 16, 2009, we granted each of our executive officers performance shares that were converted to stock awards. Based upon the performance achieved by our company during fiscal 2010, each of these executive officers earned the following “maximum” number of performance shares (150% of “target”), with a parenthetical indication of the grant date fair value of the “maximum” number of performance shares computed in accordance with ASC 718: Mr. Webb — 47,319 shares ($600,005); Mr. Smith — 17,745 shares ($225,007); Mr. Haverkost — 14,789 shares ($187,525); and Mr. Kerr — 14,789 shares ($187,525).

On April 1, 2008, we granted Mr. Webb performance shares and on March 17, 2008, we granted each of our other executive officers performance shares that were converted to stock awards. Based upon the performance achieved by our company during fiscal 2009, each of these executive officers earned the following number of performance shares (77.8% of “target”), with a parenthetical indication of the grant date fair value of the number of performance shares earned computed in accordance with ASC 718: Mr. Webb — 5,499 shares and 9,339 stock equivalent units ($233,402); Mr. Smith — 7,193 shares ($97,249); Mr. Haverkost — 7,193 shares ($97,249); and Mr. Kerr — 7,193 shares ($97,249). The “maximum” number of performance shares and grant date fair value were 38,144 shares ($600,005) for Mr. Webb and 18,492 shares ($250,012) each for Messrs. Smith, Haverkost and Kerr.

For Mr. Webb, for fiscal 2010, stock awards include the grant date value of his early fiscal 2011 and 2012 awards pursuant to his retention agreement, discussed further at page 86 of this report.

(4)	For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 1 — Significant Accounting Policies — Stock-Based Compensation” and “Note 8 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in this report.

(5)	Option Awards include the aggregate grant date fair value of option awards granted in the fiscal year indicated computed in accordance with ASC 718. The fiscal year 2009 option awards have been restated to conform with the current fiscal year presentation.

For fiscal 2011, each of these executive officers received stock option grants to purchase the following number of shares, on March 15, 2010: Mr. Smith — 5,906 shares; Mr. Haverkost — 4,921 shares; and Mr. Kerr — 4,921 shares and on June 10, 2010: Mr. Smith — 5,315 shares; Mr. Haverkost — 3,094 shares; and Mr. Kerr — 3,094 shares.

For fiscal 2010, each of these executive officers received stock option grants to purchase the following number of shares, on March 16, 2009: Mr. Webb — 76,253 shares; Mr. Smith — 28,595 shares; Mr. Haverkost — 23,829 shares; and Mr. Kerr — 23,829 shares.

For fiscal 2009, each of these executive officers received stock option grants to purchase the following number of shares, on April 1, 2008: Mr. Webb — 110,210 shares; and on March 17, 2008: Mr. Smith — 53,427 shares; Mr. Haverkost — 53,427 shares; and Mr. Kerr — 53,427 shares.

(6)	These amounts reflect the amounts earned by the named executive officer under the Management Incentive Plan, the terms of which are described in the Compensation Discussion and Analysis at pages 78 and 80-81 of this report.

(7)	The SERP provides benefits, subject to forfeiture, to designated employees upon retirement at age 65, early retirement, total disability or death. Under this plan, we expensed the following amounts for fiscal 2011: Mr. Webb — $10,210; Mr. Smith — $2,151; Mr. Haverkost — $9,884; and Mr. Kerr — $5,579; the following amounts for fiscal 2010: Mr. Webb — $9,282; Mr. Smith — $1,955; Mr. Haverkost — $8,985; and Mr. Kerr — $5,072; and the following amounts for fiscal 2009: Mr. Webb — $8,874; Mr. Smith — $1,696; Mr. Haverkost — $85,747; and Mr. Kerr — $4,611.

(8)	The amounts in the All Other Compensation Column consist of the following compensation items:

			Executive		Tax Planning	Matching
			Supplemental		Reimbursements	Contributions	Matching
		Group	Long Term		and Pre-fiscal	Under	Contributions		Relocation
		Life	Disability	Insurance	2010 Gross-Up	Deferred	Under 401(k)	Car	Reimbursements
	Fiscal	Insurance	Benefit	Premiums	Payments	Compensation	Savings Plan	Allowance	and Gross-Up	Other
Name	Year	($)	($)	Paid ($)	($)(a)	Plan ($)	($)	($)	Payments ($)(b)	($)(c)	Total ($)
Darrell Webb	2011	$2,376	$3,797	$675	$3,000	$0	$2,821	$17,400	$0	$41,935	$72,004
	2010	$2,280	$3,797	$615	$4,409	$0	$2,113	$16,800	$0	$20,224	$50,238
	2009	$2,232	$3,797	$548	$4,307	$0	$2,358	$16,800	$0	$0	$30,042
Travis Smith	2011	$620	$2,001	$198	$0	$0	$0	$16,800	$0	$1,650	$21,269
	2010	$565	$2,001	$192	$4,651	$0	$0	$15,600	$0	$1,339	$24,348
	2009	$487	$2,001	$180	$1,223	$0	$0	$15,600	$0	$15,000	$34,491
Kenneth Haverkost	2011	$1,068	$2,557	$660	$2,500	$16,231	$2,461	$16,800	$0	$1,757	$44,034
	2010	$969	$2,557	$612	$3,674	$8,993	$2,429	$15,600	$0	$1,388	$36,222
	2009	$958	$2,557	$113	$2,412	$11,942	$2,589	$15,600	$26,316	$2,488	$64,975
James Kerr	2011	$600	$0	$366	$0	$14,862	$2,472	$16,800	$0	$0	$35,100
	2010	$560	$0	$336	$0	$8,077	$2,450	$15,600	$0	$0	$27,023
	2009	$543	$0	$306	$0	$9,706	$2,330	$15,600	$0	$0	$28,485

(a)	The company ceased making tax gross-up payments for tax planning services effective at the start of fiscal 2011. For fiscal 2010, for Mr. Webb — $1,409 out of $4,409 represents tax gross-up payments for tax planning services; for Mr. Smith — $1,486 out of $4,651 represents tax gross-up payments for tax planning services; for Mr. Haverkost — $1,174 out of $3,674 represents tax gross-up payments for tax planning services.

For fiscal 2009, for Mr. Webb — $1,807 out of $4,307 represents tax gross-up payments for tax planning services; for Mr. Smith — $513 out of $1,223 represents tax gross-up payments for tax planning services; for Mr. Haverkost — $1,012 out of $2,412 represents tax gross-up payments for tax planning services.

(b)	For Mr. Haverkost — For fiscal 2009, the total amount of $26,316 consists of $18,549 paid as relocation reimbursements and $7,767 representing tax gross-up payments for relocation reimbursements. These were fiscal 2008 expenses but paid in fiscal 2009.

(c)	With Board approval, Mr. Webb began spending approximately one-half of his business time on the West Coast as of August 2009. For fiscal 2011, $12,000 and for fiscal 2010, $6,000 represents our cost to rent a small, unstaffed office for Mr. Webb’s use while on the West Coast. For fiscal 2011, $29,935 and for fiscal 2010, $14,224 is travel expense between our Ohio corporate headquarters and Mr. Webb’s West Coast office reimbursed by us with Board approval. For fiscal 2009, Mr. Smith received a lump sum payment of $15,000 in lieu of a merit increase. All other amounts in the “Other” column pertain to expenses paid for executive physicals.

(9)	As required by SEC disclosure rules, the Summary Compensation Table reflects not only compensation earned and paid, but also (a) amounts subject to performance conditions which might not be met or which might be exceeded (resulting in higher payments subject to a cap), and (b) amounts representing the opportunity to earn future compensation under equity grants that may be forfeited based on service-based vesting conditions. As a result of mixing earned/paid and contingent compensation, the “total” shown in the Summary Compensation Table includes amounts that the named executive officers may never receive and may exclude amounts earned due to performance better than anticipated on grant date. Moreover, the value of the equity grants will be dependent on our stock performance, whereas the amounts reflected in the Summary Compensation Table are valued in accordance with SEC regulations and applicable accounting rules.

(10)	Mr. Webb relinquished the title of President at the beginning of fiscal 2011, on January 31, 2010. Mr. Smith was promoted to Chief Operating Officer (from his prior position of Executive Vice President, Merchandising and Marketing) subsequent to the end of fiscal 2009, on February 1, 2009, and to President and Chief Operating Officer at the beginning of fiscal 2011, on January 31, 2010. Mr. Haverkost joined us and assumed the position of Executive Vice President, Store Operations as of October 15, 2007.

     The following table provides information relating to cash incentive, stock and option awards granted under our 2008 Incentive Compensation Plan during fiscal 2011 to the named executive officers.
FISCAL 2011 GRANTS OF PLAN-BASED AWARDS

										All Other
										Option
									All Other	Awards:
									Stock	Number of	Exercise or	Grant Date
									Awards:	Common	Base Price	Fair Value
			Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Shares	of Option	of Stock and
	Grant	Approval	Cash Incentive Plan Awards ($)			Performance Share Grants (#)			Common	Underlying	Awards	Option
Name	Date	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares (#)	Options (#)	($/Sh)(1)	Awards(2)
Darrell Webb	03/15/10	03/02/10	$230,000	$920,000	$1,840,000

Travis Smith	03/15/10	03/02/10	$117,188	$468,750	$937,500
	03/15/10	03/02/10				97	4,044	6,066				$163,095
	06/10/10	06/09/10				16	674	1,011				$29,373
	03/15/10	03/02/10							8,087			$326,149
	06/10/10	06/09/10							1,348			$58,746
	03/15/10	03/02/10								5,906	$40.33	$100,133
	06/10/10	06/09/10								5,315	$43.58	$97,710

Kenneth Haverkost	03/15/10	03/02/10	$51,875	$207,500	$415,000
	03/15/10	03/02/10				80	3,370	5,055				$135,912
	03/15/10	03/02/10							6,739			$271,784
	03/15/10	03/02/10								4,921	$40.33	$83,433
	06/10/10	06/09/10								3,094	$43.58	$56,882

James Kerr	03/15/10	03/02/10	$48,750	$195,000	$390,000
	03/15/10	03/02/10				80	3,370	5,055				$135,912
	03/15/10	03/02/10							6,739			$271,784
	03/15/10	03/02/10								4,921	$40.33	$83,433
	06/10/10	06/09/10								3,094	$43.58	$56,882

(1)	Closing market price on the day of the award.

(2)	Stock and Option Awards are valued in accordance with ASC 718 and the grant date fair value of performance shares is based upon the probable outcome of the performance conditions as of the grant date (i.e., “target” performance). See the narrative below for the maximum value of performance shares on the grant date.
NARRATIVE INFORMATION RELATING TO GRANTS OF PLAN-BASED AWARDS TABLE
     Our Compensation Committee must approve equity grants to executive officers, and the grant date is the third NYSE trading day following our next quarterly earnings release pursuant to the Rules adopted by the Compensation Committee under our 2008 Incentive Compensation Plan (unless the Compensation Committee selects another date). The indicated approval date is the date when a Compensation Committee meeting took place at which the grants were approved. All indicated grants were made pursuant to our 2008 Incentive Compensation Plan. As discussed at page 82 of this report, two inadvertent errors in calculating the fiscal 2011 grants resulted in an initial under-granting on March 15 2010, which was corrected by the additional grants made on June 10, 2010, which are reflected on the prior tables.
     Performance shares represent a contingent right to receive a common share, on a one-for-one basis, upon achievement of certain performance-based criteria. To the extent performance shares are earned, they vest 25% per year over four years, beginning one year after the original grant date. The Grant of Plan-Based Awards Table was prepared on the basis of a “target” award, which was the probable outcome at the time of the award grant. In fact, we exceeded “maximum” performance with respect to the metric applicable to the performance shares, and the named executive officers received the “maximum” grant (150% of “target”). Actual performance shares and grant date fair value of actual performance shares earned were 6,066 shares ($244,642) and 1,011 shares ($44,059) for Mr. Smith, 5,055 shares ($203,868) for Mr. Haverkost and 5,055 shares ($203,868) for Mr. Kerr. For a description of the terms and performance-based conditions of the grants set forth in the Fiscal 2011 Grants of Plan-Based Awards Table, see “Compensation Discussion and Analysis — Fiscal Year 2011 Compensation Decisions and Results — Long-term incentive compensation” at page 81 of this report.
     The performance shares actually earned, the other stock awards (which are in the form of restricted stock) and the options awards are all subject to service-based vesting conditions, and thus some of the shares reflected in the Grants of Plan-Based Awards Table may never be received by our named executive officers. Moreover, the value of shares received will be dependent on our stock performance.

     The following table sets forth information relating to all of our named executive officers’ outstanding equity-based awards as of the end of fiscal 2011 (January 29, 2011).
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2011)

						Stock Awards		Performance Shares
							Market		Market
		Option Awards				Number of	Value of	Number of	Value of
		Number of				Restricted	Restricted	Unearned	Unearned
		Common Shares				Common	Common	Performance	Performance
		Underlying Unexercised		Option	Option	Shares That	Shares That	Shares That	Shares That
	Grant	Options (#)		Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Date(1)	Exercisable	Unexercisable	Price ($)	Date	Vested (#)(2)	Vested ($)(3)	Vested (#)	Vested ($)(3)
Darrell Webb(4)(8)						381,048	$22,969,573	0	$0
	03/15/2007	0	17,085	$25.00	03/15/2014
	04/01/2008	0	55,106	$15.73	04/01/2015
	03/16/2009	0	57,190	$12.68	03/16/2016
Travis Smith(5)(8)						48,889	$2,947,029	4,718	$284,401
	03/15/2007	0	7,119	$25.00	03/15/2014
	03/17/2008	0	26,714	$13.52	03/17/2015
	03/16/2009	0	21,447	$12.68	03/16/2016
	03/15/2010	0	5,906	$40.33	03/15/2017
	06/10/2010	0	5,315	$43.58	06/10/2017
Kenneth Haverkost (6)(8)						48,802	$2,941,785	3,370	$203,144
	12/03/2007	11,443	11,443	$15.70	12/03/2014
	03/17/2008	0	26,714	$13.52	03/17/2015
	03/16/2009	0	17,872	$12.68	03/16/2016
	03/15/2010	0	4,921	$40.33	03/15/2017
	06/10/2010	0	3,094	$43.58	06/10/2017
James Kerr(7)(8)						41,019	$2,472,625	3,370	$203,144
	11/18/2005	8,000	0	$12.42	11/18/2012
	07/28/2006	6,250	0	$14.05	07/28/2013
	03/15/2007	21,355	7,119	$25.00	03/15/2014
	03/17/2008	26,713	26,714	$13.52	03/17/2015
	03/16/2009	5,957	17,872	$12.68	03/16/2016
	03/15/2010	0	4,921	$40.33	03/15/2017
	06/10/2010	0	3,094	$43.58	06/10/2017

(1)	Stock options vest 25% each year over four years, beginning one year after the grant date.

(2)	Mr. Webb’s unvested shares include the 252,366 shares with a grant date fair value of $3.2 million granted on March 16, 2009 in lieu of his fiscal 2011 and 2012 long-term incentive grants. Mr. Webb received this grant pursuant to his retention agreement discussed at page 86 of this report. The Committee made no additional long-term incentive grants to Mr. Webb with respect to fiscal year 2011.

(3)	The market value of our common shares at our fiscal year-end was $60.28.

(4)	From prior year grants, Mr. Webb has unvested option awards and unvested restricted stock awards at the end of fiscal 2011 that will vest as described in the tables below.

(5)	During fiscal 2011, Mr. Smith was granted 11,221 option awards, 9,435 restricted stock awards and 7,077 performance shares (maximum payout), which were converted to restricted stock awards (the table reflects target payout of the performance shares in the amount of 4,718 shares). The option awards granted become exercisable in four equal annual installments commencing one year after the date of grant. The restricted stock awards granted will vest in four equal annual installments commencing one year after the grant date. From prior year grants, Mr. Smith also has unvested option awards and unvested restricted stock awards at the end of fiscal 2011 that will vest as described in the tables below.

(6)	During fiscal 2011, Mr. Haverkost was granted 8,015 option awards, 6,739 restricted stock awards and 5,055 performance shares (maximum payout), which were converted to restricted stock awards (the table reflects target payout of the performance shares in the amount of 3,370 shares). The option awards granted become exercisable in four equal annual installments commencing one year after the date of grant. The restricted stock awards granted will vest in four equal annual installments commencing one year after the date of grant. From prior year grants, Mr. Haverkost also has unvested option awards and unvested restricted stock awards at the end of fiscal 2011 that will vest as described in the tables below.

(7)	During fiscal 2011, Mr. Kerr was granted 8,015 option awards, 6,739 restricted stock awards and 5,055 performance shares (maximum payout), which were converted to restricted stock awards (the table reflects target payout of the performance shares in the amount of 3,370 shares). The option awards granted become exercisable in four equal annual installments commencing one year after the date of grant. The restricted stock awards granted will vest in four equal annual installments commencing one year after the grant date. From prior year grants, Mr. Kerr also has unvested option awards and unvested restricted stock awards at the end of fiscal 2011 that will vest as described in the tables below.

(8)	The following tables set forth vesting terms of unvested option awards and unvested restricted stock awards granted to each of our named executive officers in prior years.

Unvested Option Awards From Prior Year Grants
At Fiscal Year-End (2011)

	Unvested Option Awards
	Vesting in Fiscal Year 2012		Vesting in Fiscal Year 2013		Vesting in Fiscal Year 2014
	Vest	Number	Vest	Number	Vest	Number
Name	Date	of Shares	Date	of Shares	Date	of Shares
Darrell Webb	March 15, 2011	17,085
	March 16, 2011	19,063	March 16, 2012	19,063	March 16, 2013	19,064
	April 1, 2011	27,553	April 1, 2012	27,553

Travis Smith	March 15, 2011	7,119
	March 16, 2011	7,149	March 16, 2012	7,149	March 16, 2013	7,149
	March 17, 2011	13,357	March 17, 2012	13,357

Kenneth Haverkost	March 16, 2011	5,957	March 16, 2012	5,957	March 16, 2013	5,958
	March 17, 2011	13,357	March 17, 2012	13,357
	December 3, 2011	11,443

James Kerr	March 15, 2011	7,119
	March 16, 2011	5,957	March 16, 2012	5,957	March 16, 2013	5,958
	March 17, 2011	13,357	March 17, 2012	13,357
Unvested Restricted Stock Awards From Prior Year Grants
At Fiscal Year-End (2011)

	Unvested Restricted Stock Awards
	Vesting in Fiscal Year 2012		Vesting in Fiscal Year 2013		Vesting in Fiscal Year 2014
	Vest	Number	Vest	Number	Vest	Number
Name	Date	of Shares	Date	of Shares	Date	of Shares
Darrell Webb	March 15, 2011	429
	March 16, 2011	210,305	March 16, 2012	105,153
	March 16, 2011	11,830	March 16, 2012	11,830	March 16, 2013	11,830
	April 1, 2011	11,125	April 1, 2012	11,126
	April 1, 2011	1,375	April 1, 2012	1,375
	April 1, 2011	2,335	April 1, 2012	2,335

Travis Smith	March 15, 2011	179
	March 16, 2011	5,915	March 16, 2012	5,915	March 16, 2013	5,915
	March 16, 2011	4,436	March 16, 2012	4,436	March 16, 2013	4,437
	March 17, 2011	2,312	March 17, 2012	2,312
	March 17, 2011	1,798	March 17, 2012	1,799

Kenneth	March 16, 2011	4,929	March 16, 2012	4,929	March 16, 2013	4,930
Haverkost	March 16, 2011	3,697	March 16, 2012	3,697	March 16, 2013	3,698
	March 17, 2011	2,312	March 17, 2012	2,312
	March 17, 2011	1,798	March 17, 2012	1,799
	December 3, 2011	7,962

James Kerr	March 15, 2011	179
	March 16, 2011	4,929	March 16, 2012	4,929	March 16, 2013	4,930
	March 16, 2011	3,697	March 16, 2012	3,697	March 16, 2013	3,698
	March 17, 2011	2,312	March 17, 2012	2,312
	March 17, 2011	1,798	March 17, 2012	1,799

     The following table provides information relating to aggregate stock option exercises and aggregate stock awards vested, including in each case the value realized upon exercise or vesting, during fiscal 2011 for the named executive officers.
FISCAL 2011 OPTION EXERCISES AND STOCK VESTED

			Stock Awards
	Option Awards		Number of
	Number of Common		Common
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	On Exercise (#)	on Exercise ($)(1)	on Vesting (#)	on Vesting ($)(2)
Darrell Webb	200,387	$5,239,924	52,093	$2,182,496
Travis Smith	40,124	$1,134,974	24,639	$1,004,194
Kenneth Haverkost	19,314	$516,439	20,697	$888,091
James Kerr	0	$0	17,914	$732,823

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the market price of our common stock on the date of exercise, multiplied by the number of shares acquired.

(2)	The value realized on the vesting of our restricted stock is determined by multiplying the number of shares acquired by the market price of our common stock on the date of vesting.
     The following table provides information relating to the present value of the accumulated benefits under the SERP for the named executive officers as of the end of fiscal 2011 (January 29, 2011). None of the named executive officers received any payments under the SERP during the last fiscal year.
FISCAL 2011 PENSION BENEFITS

				Payments
		Number of	Present Value of	During
		Years	Accumulated	Last
		Credited	Benefit	Fiscal Year
Name	Plan Name	Service	($)(1)	($)
Darrell Webb	Supplemental Retirement Benefit Plan	4	$112,314	$0
Travis Smith	Supplemental Retirement Benefit Plan	4	$23,661	$0
Kenneth Haverkost	Supplemental Retirement Benefit Plan	3	$108,720	$0
James Kerr	Supplemental Retirement Benefit Plan	13	$61,370	$0

(1)	The present value represents the required balance when the participant reaches age 65, discounted at an interest rate of 10%.
     The SERP provides benefits, subject to forfeiture, to designated employees upon retirement at age 65, early retirement, total disability or death. The SERP is described in more detail under the heading “Compensation Discussion and Analysis — Fiscal Year 2011 Compensation Decisions and Results — Supplemental Retirement Benefit Plan” at page 85 of this report. None of the named executive officers currently is eligible for early retirement under the SERP.

     The following table provides information relating to the contributions to, earnings on, withdrawals and distributions from, and fiscal year-end balances in our Deferred Compensation Plan for the named executive officers.
FISCAL 2011 NONQUALIFIED DEFERRED COMPENSATION

	Executive	Matching	Aggregate	Aggregate	Aggregate
	Contributions	Contributions in	Earnings in	Withdrawals/	Balance at
Name	in Last FY ($)(1)	Last FY ($)(2)	Last FY ($)	Distributions ($)	Last FYE ($)
Darrell Webb	n/a	n/a	n/a	n/a	n/a
Travis Smith	n/a	n/a	n/a	n/a	n/a
Kenneth Haverkost	$64,692	$16,231	$23,681	$0	$203,319
James Kerr	$29,723	$14,862	$3,502	$(28,671)	$66,504

(1)	Amounts earned but deferred under our Deferred Compensation Plan also appear in the Summary Compensation Table at page 87 of this report in the column titled “Salary.”

(2)	Matching Contributions also appear in the Summary Compensation Table at page 87 of this report in the column titled “All Other Compensation.”
     Our Deferred Compensation Plan is described in more detail under the heading “Compensation Discussion and Analysis — Fiscal Year 2011 Compensation Decisions and Results — Deferred Compensation Plan” at page 85 of this report.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     Current Executive Officer Severance/Change of Control Agreements. In prior years we entered into agreements with each of our current executive officers (singularly, an “Executive” and collectively, the “Executives”) that are designed to provide for continuity of management, including in the event of any actual or threatened change in control of our company. The agreements with Messrs. Webb, Smith and Kerr replaced prior agreements, which were replaced because the prior agreements were not compliant with final regulations issued in 2007 by the Internal Revenue Service pursuant to Section 409A of the Internal Revenue Code. Mr. Haverkost entered into his agreement when he joined our company in October 2007. The following descriptions are of the current agreements, with any significant differences from Messrs. Webb, Smith and Kerr’s prior agreements noted. No new severance/change of control agreements were entered into during fiscal 2011, and none of the existing agreements were modified in fiscal 2011. For a discussion of the effect of the proposed Leonard Green merger on these agreements, please see our definitive proxy statement relating to the merger, which was filed with the SEC on February 17, 2011. These are “double-trigger” agreements and therefore the completion of the pending merger with entities affiliated with Leonard Green would not by itself entitle our executives to any payments under these agreements; only if there were also to be a termination of employment under certain circumstances following the merger would a payment obligation arise under the agreements.
     These agreements apply if an Executive terminates employment with us during the term of the applicable agreement. These agreements will become operative if the Executive’s termination of employment is by us “Without Cause” or by the Executive for “Good Reason.” “Cause” means the willful failure of the Executive substantially to perform his normal duties; the Executive’s conviction for committing an act of fraud, embezzlement, theft, or other criminal act constituting a felony; or willfully engaging by the Executive in gross negligence materially and demonstrably injurious to our company. “Good Reason” means a material reduction in the Executive’s base salary. In the event of a “Change of Control,” “Good Reason” also means a material reduction in the Executive’s short- and long-term incentive compensation opportunities; a material reduction in the Executive’s duties, responsibilities or position; or moving the Executive’s place of employment by more than 50 miles. In order to receive benefits under the agreement for a “Good Reason” termination, the Executive must give us notice within 90 days of the occurrence of the “Good Reason” and specify a termination date that is between 30 and 90 days after that notice. We have the opportunity to remedy the event giving rise to the “Good Reason” prior to the termination date specified by the Executive.
     If the agreement becomes operative, the Executive will be entitled to severance payments and group term life insurance coverage, and will be eligible for medical and dental insurance coverage in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”). The amount of the severance payments and the length of time that group term life insurance coverage will continue vary depending upon whether the termination of employment occurs before or after a “Change of Control” of our company.
     A “Change of Control” occurs if:
     1. A person or group acquires ownership of 50% or more of our common shares;

     2. A majority of our Board of Directors is replaced during a twelve month period by Directors whose appointment or election was not endorsed by a majority of the members of our Board before the date of the election or appointment; or
     3. A person or group acquires 50% or more of our assets during a twelve month period.
     For the limited purpose of immediately vesting stock options and removing restrictions on restricted stock upon a “Change of Control,” the following definition of a “Change of Control” applies:
     1. A person purchases 15% or more of our outstanding common shares (subject to our Board determining that such event does not constitute a “Change of Control”);
     2. A person or group becomes the beneficial owner of 50% or more of our outstanding common shares;
     3. A person commences or announces the intention to commence a tender or exchange offer that would result in the person becoming the beneficial owner of 15% or more of our outstanding common             shares (subject to our Board determining that such event does not constitute a “Change of Control”);
     4. A majority of our Board of Directors is replaced during a 24 month period by Directors whose appointment or election or nomination for election by our shareholders was not approved by a majority of our Directors who were Directors at both the time of the election or nomination and at the beginning of the 24 month period;
     5. A record date is set for a shareholder vote on a merger in which our current shareholders will not hold at least 60% of the shares in the surviving entity, a sale or other disposition of substantially all of our company’s assets, or the dissolution of our company (subject to our Board determining that such event does not constitute a “Change of Control,” which determination our Board did make at the time it set the record date for the shareholder vote to approve the Leonard Green merger); or
     6. Our company is merged or consolidated with another corporation and our shareholders receive or retain less than 60% of the stock of the surviving or continuing corporation, there occurs a sale or other disposition of all or substantially all of the assets of our company, or our company is dissolved.
     If an Executive becomes entitled to benefits under his agreement before a Change of Control, he will be entitled to continued payments of base salary equal to two years of base salary in the case of Mr. Webb and eighteen months of base salary in the case of Messrs. Smith, Kerr and Haverkost. The Executive also will receive a pro rata bonus for that part of the current year that ends on the date of the separation from service. The Executives also will be entitled to continued group term life insurance coverage for the same periods as their salary continuation, and will be eligible for up to eighteen months of COBRA medical and dental insurance coverage. The group term life insurance coverage will terminate if the Executive becomes eligible for similar benefits with another employer.
     In the event that an Executive becomes entitled to benefits under his agreement after a Change of Control, the Executive will be entitled to prompt payment of (a) a lump sum equal to three times the sum of his base salary plus bonus in the case of Messrs. Webb and Smith and two times the sum of his base salary plus bonus in the case of Messrs. Kerr and Haverkost, (b) any unpaid bonus for any prior year, and (c) a pro rata bonus for that part of the current year that ends on the date of the separation from service. In addition, the Executive’s restricted shares and stock options will become fully vested. The Executive also will receive continued group term life insurance coverage for three years in the case of Messrs. Webb and Smith, and two years in the case of Messrs. Kerr and Haverkost, and will be eligible for up to eighteen months of COBRA medical and dental insurance coverage. The group term life insurance coverage will terminate if the Executive becomes eligible for similar benefits with another employer.
     The former agreements with Messrs. Webb, Smith and Kerr provided for continued company-subsidized group medical and dental insurance coverage, which is not provided for in the current agreements. Under the former agreements, for a separation from service prior to a Change of Control, Mr. Webb was to receive 24 months of coverage, while Messrs. Smith and Kerr were to receive 18 months of coverage. Under the former agreements, for a separation from service subsequent to a Change of Control, Messrs. Webb and Smith were to receive 36 months of coverage, and Mr. Kerr 24 months of coverage. In lieu of insurance coverage, the current agreements provide for additional cash payments. If the separation from service occurs prior to a Change of Control, the payment will be $43,200 for Mr. Webb, and $46,367 for each of Mr. Smith and Mr. Kerr. If the separation from service occurs subsequent to a Change of Control, the payment will be $64,799 for Mr. Webb, $92,735 for Mr. Smith and $61,823 for Mr. Kerr. These amounts are an estimate of the cost to Messrs. Webb, Smith and Kerr of replacing our company-subsidized group medical/dental insurance coverage under their former agreements with individual medical/dental policies, plus a tax-gross up.

     These agreements also provide that if any payments to an Executive in connection with a Change of Control would be subject to the excise tax under Sections 280G or 4999 of the Internal Revenue Code on excess parachute payments, we will, in general, “gross up” the Executive’s compensation to offset the excise tax, except that (a) if the aggregate parachute payments that would otherwise be made to the Executive do not exceed 110% of the maximum amount of parachute payments that can be made without triggering the excise tax, the parachute payments to the Executive will be reduced to the extent necessary to avoid the imposition of the excise tax and no “gross up” will be paid, and (b) if the aggregate parachute payments that would otherwise be made to the Executive exceed 110% of the maximum amount of parachute payments that can be made without triggering the excise tax, the full amount of those parachute payments will be made, the Executive will have to individually bear the excise tax allocable to 10% of the aggregate total of parachute payments, and we will “gross up” the Executive’s compensation to offset the excise taxes other than that portion that is allocable to 10% of the aggregate total of parachute payments.
     The Executives agreed to non-competition, confidentiality and non-solicitation covenants in these agreements. The non-competition and non-solicitation covenants have terms of eighteen months, or two years in the event of a termination of employment following a Change of Control. The confidentiality covenant has no time limitation.
     The current agreements have been incorporated by reference as exhibits to this report.
     The following table sets forth the amounts that would be payable under our named executive officers’ respective agreements and the SERP as if a “triggering event” had occurred on January 29, 2011, the last day of our fiscal 2011. As described above, a “triggering event” under the agreements is a separation from service by us “Without Cause” or by the Executive for “Good Reason,” either before or after a “Change of Control,” or upon the death or disability of the Executive. A “triggering event” under the SERP is retirement at age 65, early retirement, total disability or death. Because the calculations set forth below represent hypothetical calculations as of January 29, 2011, they do not represent the actual amounts that our named executive officers might receive upon a termination of employment in connection with the proposed Leonard Green merger. For a discussion of the payments that may be received by our named executive officers in connection with the proposed merger, please see our definitive proxy statement relating to the merger, which was filed with the SEC on February 17, 2011.
Severance/Change of Control Agreement Tables — Current Executive Officers
Darrell Webb

	Before Change in	After Change in	Death and Total
Payment or Benefit Upon Termination	Control ($)	Control ($)	Disability Payments ($)
Salary(1)	$1,840,000	$2,760,000	$0
Bonus(2)	$920,000	$3,680,000	$0
SERP(3)	$0	$0	$0
Value Realized Upon Vesting of Equity-Based Awards(4)	$0	$28,750,754	$19,214,483
All Other(5)	$69,966	$117,448	$0
Tax Gross-Ups(6)	$0	$0	$0
Total	$2,829,966	$35,308,202	$19,214,483
Travis Smith

	Before Change in	After Change in	Death and Total
Payment or Benefit Upon Termination	Control ($)	Control ($)	Disability Payments ($)
Salary(1)	$937,500	$1,875,000	$0
Bonus(2)	$468,750	$1,875,000	$0
SERP(3)	$0	$0	$0
Value Realized Upon Vesting of Equity-Based Awards(4)	$0	$5,959,197	$2,122,161
All Other(5)	$72,267	$119,535	$0
Tax Gross-Ups(6)	$0	$0	$0
Total	$1,478,517	$9,828,732	$2,122,161

Kenneth Haverkost

	Before Change in	After Change in	Death and Total
Payment or Benefit Upon Termination	Control ($)	Control ($)	Disability Payments ($)
Salary(1)	$622,500	$830,000	$0
Bonus(2)	$207,500	$622,500	$0
SERP(3)	$0	$0	$0
Value Realized Upon Vesting of Equity-Based Awards(4)	$0	$5,904,815	$2,177,842
All Other(5)	$25,597	$25,796	$0
Tax Gross-Ups(6)	$0	$0	$0
Total	$855,597	$7,383,111	$2,177,842
James Kerr

	Before Change in	After Change in	Death and Total
Payment or Benefit Upon Termination	Control ($)	Control ($)	Disability Payments ($)
Salary(1)	$585,000	$780,000	$0
Bonus(2)	$195,000	$585,000	$0
SERP(3)	$0	$0	$0
Value Realized Upon Vesting of Equity-Based Awards(4)	$0	$5,176,685	$1,804,400
All Other(5)	$71,928	$87,571	$0
Tax Gross-Ups(6)	$0	$0	$0
Total	$851,928	$6,629,256	$1,804,400

(1)	Represents salary received upon separation from service. If separation from service occurs prior to a Change of Control, Mr. Webb will receive continued payments of base salary for two years and Messrs. Smith, Kerr and Haverkost will receive continued payments of base salary for eighteen months. If separation from service occurs after a Change of Control, Mr. Webb and Mr. Smith will receive a lump sum equal to three times their base salary and Mr. Kerr and Mr. Haverkost will receive a lump sum equal to two times their base salary. There is no salary payment, other than earned but unpaid salary, if separation from service is due to death or disability.

(2)	Represents bonus received upon separation from service. If separation from service occurs prior to a Change of Control, each Executive will receive a pro rata bonus for that part of the current year that ends on the termination date. If separation from service occurs after a Change of Control, Mr. Webb and Mr. Smith will receive a lump sum equal to three times their bonus (calculated as provided in their agreements) and Mr. Kerr and Mr. Haverkost will receive a lump sum equal to two times their bonus (calculated as provided in their agreements). In addition, each Executive will receive a pro rata bonus for that part of the current year that ends on the separation from service date. There is no bonus payment if separation from service is due to death or disability.

(3)	The SERP provides benefits, subject to forfeiture, to designated employees upon retirement at age 65, early retirement, total disability or death. None of our executive officers have met the eligibility criteria for a SERP payout at our fiscal year end.

(4)	Represents value realized upon vesting of equity-based awards. If separation from service occurs after a Change of Control, all unvested stock options and stock awards held by the Executives will vest. For the performance shares granted on March 15, 2010, value realized is at target. Unless otherwise determined by the Compensation Committee, all grantees’, including each of our executive officers’, unvested stock options and stock awards will vest upon a change of control. If termination is due to death or disability, a pro rata portion of the unvested stock awards will vest.

(5)	Represents continued life insurance coverage and outplacement services. Pursuant to the agreements, if termination occurs prior to a Change of Control, Mr. Webb will receive continued life insurance coverage for two years and Messrs. Smith, Haverkost and Kerr will receive continued life insurance coverage for eighteen months. If termination occurs after a Change of Control, Messrs. Webb and Smith will receive continued life insurance coverage for three years and Messrs. Haverkost and Kerr will receive continued life insurance coverage for two years. As discussed above, under the amended agreements that became effective in February 2008, Messrs. Webb, Smith and Kerr will receive additional severance compensation in lieu of the continued medical and dental coverage they would have received under their prior agreements. There is no continuation of life insurance coverage if separation from service is due to death or disability. Following separation from service, each executive will receive outplacement services.

(6)	Tax gross-up estimates were provided by the Board’s outside compensation consultant. For a description of the calculation of gross-up payments, see the section of this report titled “Potential Payments Upon Termination or Change in Control” beginning at page 94. The actual gross-up payments that may be made will depend upon the facts and circumstances existing at the time of the related separation from service.
COMPENSATION RISK MONITORING
     Our Board is aware that compensation programs, if not carefully structured, can incentivize company managers to take imprudent business risks. Our Board, and in particular our Compensation Committee, consider such risk issues when developing and implementing our compensation programs.
     In order to enhance Board monitoring of compensation-related risks, during our fiscal year 2010 our Board adopted additional procedures for management assessment and Board oversight of such risks. Under the new procedures, management performs a risk assessment of our compensation programs, which is presented to and reviewed by a joint meeting of our Audit and Compensation Committees. The assessments for fiscal year 2011 concluded that the company’s compensation programs are not reasonably likely to have a material adverse effect on the company.
     Our compensation programs are discussed in detail in the Compensation Discussion and Analysis, beginning at page 71 of this report. Our Board believes that these programs contain features that focus our managers on achieving both our short-term goals as well as sustained long-term performance aligned with our shareholders’ interests, while controlling against incentives to engage in imprudent risk taking, including the following:
•	A substantial portion of the total compensation opportunity is base salary, so our employees are not dependent on achieving high incentive compensation in order to meet their basic financial needs. Base salary constitutes 26% of our CEO’s compensation opportunity, at target. The base salary percentage is 36% for our other executive officers, 44% for our senior vice presidents and over 50% at the Vice President level and below.

•	Incentive opportunities are weighted more heavily towards long-term equity-based awards versus short-term cash incentive awards, limiting motivation to inappropriately manage for short-term goals at the expense of long-term performance. For our CEO, short-term incentive represents 26%, and long-term incentive represents 48%, of the total compensation opportunity, at target. The percentages are 27% short-term incentive, 37% long-term incentive for our President; 18% short-term incentive, 46% long-term incentive for our Executive Vice Presidents; 17% short-term incentive, 39% long-term incentive at the Senior Vice President level; and 17% short-term incentive, 27% long-term incentive at the Vice President level.

•	Our short-term incentive plan structure is based on multiple measures which promote sustained profitable growth. The bonus measures for our store support center and distribution center employees are comparable same store sales and earnings before income taxes (EBIT), incentivizing employees to balance growth and profits. Our CEO and other executive officers also were measured on return on invested capital, which measures how well companies generate earnings from invested capital and encourages investments in projects that have solid long-term returns. For our district managers and store managers, bonuses are based on sales, and other factors important to profitable store operations, again encouraging sustained profitable growth.

•	The measures for both our short-term and long-term incentive plans are aligned with achievable operating and strategic plans, which also serve as the basis for our investor guidance, and the payout curves to achieve a threshold payout and an above target payout are at reasonable levels that do not encourage management to achieve short-term goals that are adverse to the long-term health of the company.

•	Both the short-term incentive opportunity and the performance share component of the long-term incentive opportunity are capped, the short-term incentive plan at two times target and performance shares at 1.5 times target.

•	Our long-term incentive grants for employees at the Vice President level and above are in the form of performance and restricted shares, and stock options, with vesting over three years for Vice Presidents and four years for higher level officers, and thus the value of these grants is dependent on achieving sustainable long-term shareholder value. Moreover, stock options only represent 25% of these awards, at target, lessening any incentive to manage for short-term stock price gains at the expense of long-term value.
Other company policies also mitigate against excessive risk taking:
•	The Board has adopted a claw-back policy, discussed at page 85 of this report.

•	We prohibit officers and “director” level employees from engaging in hedging, derivative, margin account purchases, and similar transactions in our stock.

DIRECTOR COMPENSATION
     We provide our non-employee Directors with a compensation program designed to attract and retain highly qualified Directors, to compensate them fairly for the substantial time commitment they are required to make in fulfilling their duties, and to align our Directors’ interests with the interests of our shareholders.
     Our non-employee Directors receive the following compensation:
     Cash compensation: Each non-employee Director receives an annual cash retainer of $70,000, payable in quarterly installments.
     Additional Lead Director, Committee Chair and Audit Committee Member Cash Retainers: Our Lead Director receives an additional annual cash retainer of $35,000. Our Audit Committee Chair receives an additional annual cash retainer of $20,000 and the other members of the Audit Committee receive additional annual cash retainers of $5,000. Our Compensation Committee Chair receives an additional annual cash retainer of $15,000. The Chair of the Corporate Governance Committee receives an additional annual cash retainer of $10,000. All of these additional retainers are paid in quarterly installments.
     Restricted Stock Units: Each non-employee Director also receives an annual grant of restricted stock units with a value of $120,000. The number of units granted is calculated on the basis of the average of the NYSE closing prices during the 90 day period preceding the grant date, with the grant date value of such shares being the number of shares so granted times the NYSE closing price on the grant date. These grants are made on the day of our Annual Shareholders Meeting. Directors who join the Board subsequent to that date but before the next Annual Shareholders Meeting receive a pro rated grant of restricted stock units, with the grant date being the third NYSE trading day following our next quarterly earnings release (a “Window Period Date”) and with the number of units granted being calculated on the basis of the average of the NYSE closing prices during the 90 day period preceding the grant date, with the grant date value of such shares being the number of shares so granted times the NYSE closing price on the grant date. All of our non-employee Directors received annual grants of restricted stock units on June 10, 2010, as reflected in the table below.
     Stock Options: Each non-employee Director receives a stock option grant for 10,000 common shares on the Window Period Date that follows commencement of service as a Director. These options have a term of seven years and become exercisable as to one-fourth of the options on each of the first four anniversaries of the grant date. All options become exercisable upon a Change of Control (such as the proposed Leonard Green merger). Formerly, options also became exercisable upon termination of service as a Director other than for cause; when Mr. DePinto resigned from our Board during fiscal 2011 his unvested options at that time became exercisable.
     In addition, each non-employee Director receives “tenth anniversary” grants of restricted stock units with a market value on the grant date of $120,000. These grants are awarded as follows:
•	for non-employee Directors whose service as a Director commenced on or prior to September 9, 1999 (Scott Cowen, Ira Gumberg and Frank Newman), the “tenth anniversary” grant was made on September 9, 2009 (which was during one of our window periods) and future “tenth anniversary” grants will be made during the first Window Period Date on or after each tenth anniversary of September 9, 2009 unless the Compensation Committee decides on a different grant date.

•	for non-employee Directors whose service as a Director commenced subsequent to September 9, 1999, the “tenth anniversary” grant will be made on the first Window Period Date on or after the tenth anniversary of the Director’s election to the Board, and on the first Window Period Date on or after each tenth anniversary thereof, unless the Compensation Committee decides on a different grant date. There were no tenth anniversary grants during fiscal 2011.
     The restrictions on non-employee Director restricted stock units will expire in full one year after grant or upon a Change of Control (such as the proposed Leonard Green merger), with expiration of the restrictions accelerated with respect to a pro rata portion of the restricted stock units upon termination of Board service for reasons other than cause. Upon expiration of the restrictions, each restricted stock unit is converted to one common share.
     A total of 1,896,467 common shares were available for stock awards under our 2008 Incentive Compensation Plan at February 16, 2011. The 2008 Incentive Compensation Plan is the same plan used to grant stock options and restricted stock awards to our executive officers and other management team members.

     Deferred stock: Non-employee Directors may elect to convert their cash compensation into deferred stock units. Under this feature, each year non-employee Directors can make an irrevocable election to convert a percentage (0% to 100% in 25% increments) of their cash compensation for the next calendar year into deferred stock units. The conversion of cash compensation to deferred stock units is based on the closing market price of our common shares on the date the cash compensation would have been payable if it were paid in cash. These deferred stock units are credited to an account of each non-employee Director, although no stock is issued until the earlier of an elected distribution date as selected by the non-employee Director or retirement.
     Employee Director: Mr. Webb does not receive additional remuneration for his service as a Director.
     Annual Review of Director Compensation: The Compensation Committee annually reviews our Director compensation program, for the purpose of ensuring that our program both fairly compensates our Directors for the responsibilities and time commitment that they have undertaken in connection with service on our Board and enables us to continue to attract and retain high quality Directors. The Committee conducted such a review during fiscal 2011 and decided to make no changes to the Director compensation program. PM&P provided the Committee with a peer group study to assist the Committee in its review.
     Share Ownership Guidelines: The Compensation Committee has adopted share ownership guidelines for non-employee Directors that require each Director to own at least 7,000 shares. A Director has five years to meet the requirement from the later of the date of adoption of the guidelines or his or her date of election to the Board. For purposes of the guidelines, share ownership includes shares owned outright (including vested restricted stock) or in a deferred compensation plan.
FISCAL 2011 DIRECTOR COMPENSATION
     The following table sets forth the fees paid in cash to our non-employee Directors for Board service during fiscal 2011 and the grant date fair value of restricted stock units awarded during fiscal 2011. For a more detailed description of the amounts presented in this table, please read the footnotes below and the preceding discussion of Director compensation. Mr. Webb received no compensation for service as a Director during fiscal 2011.

		Grant Date Fair
		Value of
		Restricted
	Fees Earned or	Stock Units	All Other
Name	Paid in Cash ($)(1)	($)(2)(3)	Compensation ($)	Total ($)
Scott Cowen	$110,000	$120,673	$0	$230,673
Joseph DePinto(4)	$35,000	$120,673	$0	$155,673
Ira Gumberg	$70,000	$120,673	$0	$190,673
Patricia Morrison	$80,000	$120,673	$0	$200,673
Frank Newman	$75,000	$120,673	$0	$195,673
David Perdue	$75,000	$120,673	$0	$195,673
Beryl Raff	$85,000	$120,673	$0	$205,673
Alan Rosskamm	$70,000	$120,673	$0	$190,673
Tracey Travis	$90,000	$120,673	$0	$210,673

(1)	Each non-employee Director received a retainer fee in the amount of $70,000 for fiscal 2011 with the exception of Mr. DePinto who received a retainer fee in the amount of $35,000 for the period prior to his resignation from the Board. Dr. Cowen received an additional Lead Director retainer fee in the amount of $35,000 and an Audit Committee retainer fee in the amount of $5,000. Ms. Travis received an additional Audit Committee chairperson retainer fee in the amount of $20,000; Ms. Raff received an additional Compensation Committee chairperson retainer fee in the amount of $15,000; and Ms. Morrison received an additional Corporate Governance Committee chairperson retainer fee in the amount of $10,000. Mr. Newman and Mr. Perdue received Audit Committee retainer fees in the amount of $5,000 each. The following non-employee Directors elected to convert a portion of their cash compensation into deferred stock units for calendar year 2010: Mr. DePinto — 50% cash, 50% stock and Ms. Travis — 75% cash, 25% stock.

The grants of restricted stock units are made on the date of the Annual Shareholders Meeting at which the Directors are elected or re-elected, and relate to the following year of service; thus they represent compensation for service rendered during roughly the last seven months of fiscal 2011 and the first five months of fiscal 2012.

(2)	The grant date fair value for all restricted stock units granted during fiscal 2011 was $120,673 per Director, except that Mr. DePinto forfeited 2,539 of the 2,769 shares granted upon his resignation from the Board. At fiscal year-end the number of outstanding restricted stock units were as follows: Dr. Cowen — 2,769, Mr. Gumberg — 2,769, Ms. Morrison — 2,769, Mr. Newman — 2,769, Mr. Perdue — 2,769, Ms. Raff — 2,769, Mr. Rosskamm — 2,769, and Ms. Travis — 2,769.

(3)	For a discussion of the assumptions we made in valuing these stock awards, see “Note 1 — Significant Accounting Policies — Stock-Based Compensation” and “Note 8 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in this report.

(4)	Mr. DePinto resigned from the Board effective August 1, 2010.
COMPENSATION COMMITTEE REPORT
     In accordance with its written charter adopted by the Board of Directors, the Compensation Committee of the Board of Directors is appointed by the Board to discharge the Board’s responsibilities relating to compensation of Jo-Ann Stores’ Directors and executive officers. The Committee has overall responsibility for approving and evaluating the Director and officer compensation plans, policies and programs of Jo-Ann Stores. The Committee also is responsible for overseeing the preparation of, and reviewing, Jo-Ann Stores’ annual Compensation Discussion and Analysis and recommending that it be included in Jo-Ann Stores’ proxy statement or Annual Report on Form 10-K, and producing this annual report for inclusion in Jo-Ann Stores’ proxy statement or Annual Report on Form 10-K.
     The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the Committee recommended to the Board that the foregoing Compensation Discussion and Analysis be included in Jo-Ann Stores’ Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
     This report has been submitted by the Compensation Committee, consisting of the following members:
Compensation Committee
Beryl Raff (Chairperson)
Scott Cowen
Patricia Morrison
Frank Newman
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires our Directors, executive officers and holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of subsequent changes in ownership. Such persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file with the SEC. The SEC has established specific due dates for these reports and we are required to disclose in this proxy statement any late filings or failures to file.
     Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from certain reporting persons that no additional reports were required, we believe that all our Directors, executive officers and holders of more than 10% of the common shares complied with all Section 16(a) filing requirements during fiscal 2011.
PRINCIPAL SHAREHOLDERS
     The following table sets forth, as of February 16, 2011 (except as otherwise noted), the amount of common shares beneficially owned by each person or group known to us to be beneficial owners of more than 5% of our common shares and the amount of common shares beneficially owned by (1) each of our Directors, (2) each of the executive officers named in the Summary Compensation Table and (3) all our current executive officers and Directors as a group. The information provided in connection with this table has been obtained from our records and a review of statements filed with the SEC. Unless otherwise indicated, each of the persons listed in the following table has sole voting and investment power with respect to the common shares set forth opposite his or her name. Stock options held by our Directors and executive officers that are exercisable within 60 days after February 16, 2011 are included in the table, as well as options the vesting of which would be accelerated in connection with the proposed merger with an entity affiliated with Leonard Green & Partners. There were 26,339,999 common shares outstanding as of February 16, 2011. Common shares each have one vote per share.

	Number of	Percent of
Name of	Common Shares	Class if 1%
Beneficial Owner	Beneficially Owned	or More
5% Owners
BlackRock, Inc.(1)	2,208,093	8.38%
Michael W. Cook Asset Management, Inc., d/b/a SouthernSun Asset Management(2)	1,650,313	6.27%
Directors
Alan Rosskamm (3)(4)	553,226	2.10%
Scott Cowen(5)	50,519	*
Ira Gumberg(6)	9,597	*
Patricia Morrison(7)	46,178	*
Frank Newman(8)	78,247	*
David Perdue(9)	24,806	*
Beryl Raff(10)	9,984	*
Tracey Travis(11)	35,719	*
Executive Officers
Darrell Webb(12)	510,429	1.93%
Travis Smith(13)	122,467	*
Kenneth Haverkost(14)	133,792	*
James Kerr(15)(16)	183,743	*
All Current Executive Officers and Directors as a Group (12 persons)(15)(17)	1,758,707	6.55%

*	Less than 1%

(1)	The common shares listed are reported on Schedule 13G/A, filed with the SEC on February 4, 2011 with respect to holdings as of December 31, 2010. The subsidiaries of BlackRock, Inc. (“BlackRock”) that hold shares reported by BlackRock include BlackRock Japan Co. Ltd., BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited. The Schedule 13G does not specify positions of various subsidiaries but a majority of shares are held by BlackRock Institutional Trust Company, N.A. The Schedule 13G does not specify, and we are not able to determine, who has the ultimate voting or investment control over the common shares held by BlackRock. The mailing address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(2)	The shares of Company common stock listed are reported on Schedule 13G, filed with the SEC on February 14, 2011 with respect to holdings as of December 31, 2010. Michael W. Cook Asset Management, Inc., d/b/a SouthernSun Asset Management (“SouthernSun”), reports the beneficial ownership of 1,405,503 shares of Company common stock with regard to which it has sole voting power and 1,650,313 shares of Company common stock with regard to which it has sole dispositive power. The Schedule 13G does not disclose, and we are unable to determine, who has the ultimate voting or investment control over the shares of Company common stock held by SouthernSun. The mailing address of SouthernSun is 6000 Poplar Avenue, Suite 220, Memphis, TN 38119.

(3)	Mrs. Betty Rosskamm (the mother of Alan Rosskamm), the three children of Mrs. Alma Zimmerman (a member of one of our company’s original founding families and who is now deceased) and our company are parties to an agreement, dated October 30, 2003, as amended on February 22, 2007, relating to their Jo-Ann Stores common shares. Under this agreement, Mrs. Rosskamm and her lineal descendants and permitted holders (the “Rosskamms”) and Mrs. Zimmerman and her lineal descendants and permitted holders (the “Zimmermans”) may each sell up to 400,000 common shares in any calendar year but may not sell more than 200,000 of those shares in any 180-day period. If either the Rosskamms or Zimmermans plan to sell a number of their respective common shares in excess of the number permitted under the agreement, they must first offer to sell those shares to our company. Each of the Rosskamms and the Zimmermans are permitted to sell an unlimited number of shares to each other free of our company’s right of first refusal. The company agreed to waive any right of first refusal arising under this agreement in connection with our merger agreement with Leonard Green & Partners.

(4)	Mr. Rosskamm’s beneficial ownership includes 2,769 RSUs, 74,125 common shares held by Mr. Rosskamm as trustee for the benefit of family members and charities with regard to which he has shared voting and dispositive power, 165,328 common shares held by Rosskamm Family Partners, L.P. with regard to which he has shared voting and dispositive power and 112,583 common shares held by Rosskamm Family Partners, L.P. II with regard to which he has shared voting and dispositive power. The mailing address for Mr. Rosskamm is 1417 E. 36th Street, Cleveland, Ohio 44114.

(5)	Dr. Cowen’s beneficial ownership includes 3,551 common shares subject to a deferred compensation arrangement and 2,769 common shares held as restricted stock.

(6)	Mr. Gumberg’s beneficial ownership includes 6,828 common shares subject to a deferred compensation arrangement and 2,769 common shares held as restricted stock.

(7)	Ms. Morrison’s beneficial ownership includes 17,200 common shares subject to stock options and 2,769 common shares held as restricted stock.

(8)	Mr. Newman’s beneficial ownership includes 22,575 common shares subject to stock options, 8,525 common shares subject to a deferred compensation arrangement and 2,769 common shares held as restricted stock.

(9)	Mr. Perdue’s beneficial ownership includes 10,000 common shares subject to stock options, 312 common shares subject to a deferred compensation arrangement and 2,769 common shares held as restricted stock.

(10)	Ms. Raff’s beneficial ownership includes 2,769 common shares held as restricted stock.

(11)	Ms. Travis’ beneficial ownership includes 8,600 common shares subject to stock options, 4,644 common shares subject to a deferred compensation arrangement and 2,769 common shares held as restricted stock.

(12)	Mr. Webb’s beneficial ownership includes 129,381 common shares subject to stock options, 4,670 stock equivalent units and 376,378 common shares held as restricted stock.

(13)	Mr. Smith’s beneficial ownership includes 66,501 common shares subject to stock options, 48,889 common shares held as restricted stock and 7,077 restricted stock units (which are subject to both performance and time restrictions).

(14)	Mr. Haverkost’s beneficial ownership includes 75,487 common shares subject to stock options, 48,802 common shares held as restricted stock and 5,055 restricted stock units (which are subject to both performance and time restrictions).

(15)	The number of common shares beneficially owned by such persons under our Jo-Ann Stores, Inc. 401(k) Savings Plan is included as of January 31, 2011, the latest date for which statements are available.

(16)	Mr. Kerr’s beneficial ownership includes 127,995 common shares subject to stock options, 41,019 common shares held as restricted stock and 5,055 restricted stock units (which are subject to both performance and time restrictions).

(17)	Beneficial ownership for all current executive officers and Directors as a group includes 457,739 common shares subject to stock options granted under our stock option plans, 23,860 common shares subject to deferred compensation arrangements, 22,152 restricted stock units, 4,670 stock equivalent units, 515,088 common shares held as restricted stock and 17,187 restricted stock units (which are subject to both performance and time restrictions).

     The following table provides information as of January 29, 2011 about our equity compensation plans, under which awards are currently outstanding, which include our 2008 Incentive Compensation Plan (the “2008 Plan”), 1998 Incentive Compensation Plan (the “1998 Plan”), and 2008 Associate Stock Ownership Plan (the “2008 ASOP”).
EQUITY COMPENSATION PLAN INFORMATION

Number of Common
Shares Remaining
Available for Future
	Number of Common		Issuance Under Equity
	Shares to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	in Column (a))(c)
Equity compensation plans approved by security holders(1),(2),(3)	841,319	$18.87	2,310,121

(1)	Column (a) represents the number of common shares that may be issued in connection with the exercise or conversion of 285,711 outstanding stock options, 22,152 restricted stock units and 2,744 deferred stock units granted under our 2008 Plan, and 505,411 outstanding stock options, 4,670 stock equivalent units and 20,631 deferred stock units granted under our 1998 Plan. Our 1998 Plan has terminated, but the termination does not affect awards that are currently outstanding under this plan. The shares subject to outstanding awards under the 1998 Plan could be forfeited and therefore become available for issuance under the 2008 Plan.

(2)	The weighted average exercise price of $18.87 is solely for outstanding stock options. The common shares issuable upon vesting of 22,152 restricted stock units and 2,744 deferred stock units issued to our Directors under our 2008 Plan and the common shares issuable upon vesting of 4,670 stock equivalent units issued to Mr. Webb and 20,631 deferred stock units issued to our Directors under our 1998 Plan have no exercise price.

(3)	Column (c) includes 1,897,229 common shares under our 2008 Plan and 412,892 common shares that were available under the 2008 ASOP at the end of our fiscal 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATIONSHIPS
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
RELATED PARTY TRANSACTIONS
     We have adopted a written “Statement of Policy with Respect to Related Party Transactions.” This policy requires our Corporate Governance Committee to review and approve all transactions, arrangements or relationships with us in which any Director, executive officer or shareholder who owns more than 5% of our common shares (including immediate family members of Directors and executive officers and entities owned or controlled by any of the above) has a direct or indirect material interest, which involve $10,000 or more and are not generally available to all of our employees, other than ordinary course Director or employee compensation arrangements or a transaction with another company at which the related person is a Director and/or owner of less than a 5% equity interest. In reviewing related party transactions, the Corporate Governance Committee will consider the following factors: (1) the extent of the related person’s interest in the transaction, (2) the availability of other sources of comparable products and services, (3) whether the terms of the transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (4) the benefits to us, and (5) the aggregate value of the transaction. This review will occur at each calendar year’s first regularly scheduled Corporate Governance Committee meeting and at subsequent meetings as needed. The Corporate Governance Committee also will review corporate opportunities presented to management or a member of our Board that may be equally available to us. No member of the Corporate Governance Committee with an interest in a related party transaction will participate in the decision-making process regarding that transaction. The Committee also will review any relationships with family members of 5%

shareholders to the extent such matters are brought to the Committee’s attention. The only related party transaction involving a Director, executive officer or 5% shareholder of which our company is aware is described in the following paragraph.
     Ira Gumberg, one of our Directors, is President and Chief Executive Officer of J.J. Gumberg Co., a real estate development and investment company. J.J. Gumberg manages approximately 20 shopping centers, four of which contain our stores. The owners of the various shopping centers managed by J.J. Gumberg Co. (and the shopping centers referred to below that are managed by an entity owned by immediate family members of Mr. Gumberg) are separate legal entities (individually referred to as a “shopping center entity”). Mr. Gumberg and immediate family members have a majority ownership interest in one of the four shopping center entities containing our stores, and a less than 1% ownership interest in the other three shopping center entities. In addition, entities owned by immediate family members of Mr. Gumberg manage and have ownership interests in three other shopping centers that contain our stores. Previously, J.J. Gumberg Co. also managed these three shopping centers, Mr. Gumberg had ownership interests in the shopping center entities owning these three shopping centers, and the company also leased stores in other shopping centers managed by J.J. Gumberg Co. and in which in some cases Mr. Gumberg and immediate family members had ownership interests. All of the current or former leases are or were on terms we believe are or were no less favorable to us than could have been obtained from an unrelated party. From time to time, we also may receive tenant allowances from a shopping center entity on terms we believe are no less favorable to us than could have been obtained from an unrelated party. The aggregate rent and related occupancy charges paid by us during fiscal 2011, 2010, and 2009 with respect to stores located in shopping centers managed and owned by entities in which Mr. Gumberg and his immediate family members have ownership interests amounted to approximately $1.6 million in each year. In fiscal 2011, $630,000 of this amount related to the stores in the four shopping centers managed by J.J. Gumberg Co. In fiscal 2011, the payments to J.J. Gumberg Co., as agent, did not exceed 2% of such company’s gross revenue, nor did any single shopping center entity receive any payments from us in excess of $1 million. The Corporate Governance Committee reviewed and approved continuation of the current leases at its March 2011 meeting.
Item 14. Principal Accountant Fees and Services
AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND
PERMITTED NON-AUDIT SERVICES
     The Audit Committee has established policies and procedures regarding pre-approval of audit, audit-related, tax, and other services that the independent registered public accounting firm may perform for us. Under the policy, predictable and recurring services are generally approved by the Audit Committee on an annual basis. The Audit Committee must pre-approve on an individual basis any requests for audit, audit-related, tax, and other services not covered by the services that are pre-approved annually.
     The Audit Committee may delegate pre-approval authority to any of its members if the aggregate estimated fees for all current and future periods for which the services are to be rendered will not exceed a designated amount, and any such pre-approval must be reported at the next scheduled meeting of the Audit Committee.
     The Audit Committee may prohibit services that in its view may compromise, or appear to compromise, the independence and objectivity of the independent registered public accounting firm. The Audit Committee also periodically reviews a schedule of fees paid and payable to the independent registered public accounting firm by type of service being or expected to be provided.
     All services performed by the independent registered public accounting firm in fiscal 2011 were pre-approved by the Audit Committee.
PRINCIPAL ACCOUNTING FIRM FEES
     The following table sets forth the aggregate fees billed to us for the fiscal years ending January 29, 2011 and January 30, 2010 by our principal accountants, Ernst & Young LLP:

	Fiscal Year
	2011	2010
	(In thousands)
Audit Fees(1)	$784	$746
Audit-Related Fees(2)	43	42
Tax Fees(3)(4)	7	48
All Other Fees(5)	—	—

Total	$834	$836

(1)	Audit Fees include fees for professional services rendered by the principal accountant for the audit of our annual financial statements, review of financial statements included in our Form 10-Q filings, the audit of the effectiveness of our internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements. These fees include consultation on SEC registration statements and filings, and consultations on other financial accounting and reporting matters.

(3)	Tax Fees include fees billed for professional services relating to tax compliance, tax planning and consultations, reviews of tax returns and audit support.

(4)	The Audit Committee has considered and concluded that the provision of these services is compatible with maintaining the principal accountant’s independence.

(5)	All Other Fees are fees for other permissible work that do not meet the above category descriptions.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page 39 of this report.

(2)	Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears in this Form 10-K below, are filed as part of this Form 10-K.

Index to Exhibits

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated December 23, 2010, by and among Jo-Ann Stores, Inc., Needle Holdings Inc. and Needle Merger Sub Corp. (filed as Exhibit 2.1 to the company’s Form 8-K filed with the Commission on December 23, 2010 and incorporated herein by reference) +

3.1	Amended and Restated Articles of Incorporation of Jo-Ann Stores, Inc. (filed as Exhibit 3.1 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)

3.2	Amended and Restated Code of Regulations (filed as Exhibit 3.1 to the company’s Form 8-K filed with the Commission on June 11, 2010 and incorporated herein by reference)

4.1	Indenture between the company and Jo-Ann Stores Supply Chain Management, Inc., Team Jo-Ann, Inc., FCA of Ohio, Inc., and House of Fabrics, Inc., as guarantors, and National City Bank, as trustee, relating to the 7.50% Senior Subordinated Notes due 2012, including the form of note (filed as Exhibit 4.4 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

4.2	Third Amended and Restated Rights Agreement, dated as of February 26, 2007, by and between Jo-Ann Stores, Inc. and National City Bank, as Rights Agent (filed as Exhibit 4.1 to the company’s Form 8-A/A filed with the Commission on March 2, 2007 and incorporated herein by reference)

10.1	Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, as amended (filed as Exhibit 10.3 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*

10.2	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of November 13, 2007 (filed as Exhibit 10.4 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*

10.3	Schedule to Jo-Ann Stores, Inc. Supplemental Retirement Benefit Plan, effective as of October 15, 2008 (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on October 15, 2008 and incorporated herein by reference)*

10.4	Jo-Ann Stores, Inc. Compensation Clawback Policy (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on January 6, 2010 and incorporated herein by reference)*

10.5	Form of Compensation Clawback Policy Acknowledgement and Agreement, dated December 31, 2009 (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on January 6, 2010 and incorporated herein by reference)*

10.6	Jo-Ann Stores, Inc. (formerly Fabri-Centers of America, Inc.) 1998 Incentive Compensation Plan, as amended, dated November 13, 2007 (filed as Exhibit 10.6 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*

10.7	Agreement dated October 30, 2003 among Jo-Ann Stores, Inc., Betty Rosskamm and Alma Zimmerman, a member of one of the company’s original founding families and who is now deceased (Second Amended and Restated) (filed as Exhibit 10.10 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)*

10.8	Amendment to the Second Amended and Restated Agreement dated February 22, 2007 among and between Jo-Ann Stores, Inc., Betty Rosskamm, and Joan Wittenberg, Sandra Zucker and Larry Zimmerman (the successors to Alma Zimmerman, a member of one of the company’s original founding families and who is now deceased) (filed as Exhibit 10.8 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)*

10.9	Credit Agreement dated as of April 24, 2001 among the company, as borrower, Fleet National Bank, as Issuing Bank, Fleet Retail Finance Inc., as Administrative Agent and Collateral Agent, Congress Financial Corporation, as Documentation Agent, GMAC Commercial Credit, LLC, National City Commercial Finance, Inc. and The CIT Group/Business Credit, Inc., as Co-Agents, and Fleet Securities Inc., as Arranger and Syndication Agent (filed as Exhibit 10.9 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)

10.10	First Amendment to Credit Agreement dated as of April 24, 2001 (filed as Exhibit 10.10 to the company’s Form 10-K filed with the Commission on April 19, 2007 and incorporated herein by reference)

10.11	Second Amendment to Credit Agreement dated as of March 17, 2003 (filed as Exhibit 10.13 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

10.12	Third Amendment to Credit Agreement dated as of February 18, 2004 (filed as Exhibit 10.14 to the company’s Form 10-K filed with the Commission on April 15, 2004 and incorporated herein by reference)

Exhibit
Number	Exhibit Description
10.13	Fourth Amendment to Credit Agreement dated April 16, 2004 (filed as Exhibit 10.15 to the company’s Form S-4 filed with the Commission on May 24, 2004 and incorporated herein by reference)

10.14	Fifth Amendment to Credit Agreement dated February 23, 2006 (filed as Exhibit 10.14 to the company’s Form 10-K filed with the Commission on April 13, 2006 and incorporated herein by reference)

10.15	Sixth Amendment to Credit Agreement dated November 5, 2007 (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)

10.16	Jo-Ann Stores, Inc. Deferred Compensation Plan, as amended on January 30, 2008 (filed as Exhibit 10.16 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*

10.17	Form of Restricted Stock Award Agreement of the company (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*

10.18	Form of Notice of Grant of Non-Qualified Stock Option (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on November 23, 2005 and incorporated herein by reference)*

10.19	Letter Agreement entered into on June 29, 2006 between the company and Darrell Webb regarding Mr. Webb’s employment with the company (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*

10.20	Amended Employment Agreement dated February 19, 2008 between the company and Darrell Webb (filed as Exhibit 10.25 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*

10.21	Letter Agreement entered into on July 10, 2006 between the company and Travis Smith regarding Mr. Smith’s employment with the company (filed as Exhibit 10.3 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*

10.22	Amended Employment Agreement dated February 19, 2008 between the company and Travis Smith (filed as Exhibit 10.27 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*

10.23	Letter Agreement entered into on July 27, 2006 between the company and James Kerr regarding Mr. Kerr’s employment with the company (filed as Exhibit 10.5 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*

10.24	Amended Employment Agreement dated February 19, 2008 between the company and James Kerr (filed as Exhibit 10.29 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)*

10.25	Split Dollar Insurance Agreement dated July 27, 2006 between the company and James Kerr (filed as Exhibit 10.7 to the company’s Form 10-Q filed with the Commission on September 7, 2006 and incorporated herein by reference)*

10.26	Lease Agreement dated October 19, 2006 between BPVisalia LLC, as Landlord, and Jo-Ann Stores Supply Chain Management, Inc., as Tenant (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 25, 2006 and incorporated herein by reference)

10.27	Split Dollar Insurance Agreement dated August 14, 2007 between the company and Darrell Webb (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*

10.28	Split Dollar Insurance Agreement dated August 14, 2007 between the company and Travis Smith (filed as Exhibit 10.2 to the company’s Form 8-K filed with the Commission on August 20, 2007 and incorporated herein by reference)*

10.29	Employment Agreement dated November 19, 2007 between the company and Kenneth Haverkost (filed as Exhibit 10.2 to the company’s Form 10-Q filed with the Commission on December 13, 2007 and incorporated herein by reference)*

10.30	Form of Director Indemnification Agreements (filed as Exhibit 10.37 to the company’s Form 10-K filed with the Commission on April 17, 2008 and incorporated herein by reference)

10.31	Amended and Restated Credit Agreement, dated as of September 5, 2008, among the company as Lead Borrower, the Lenders party thereto, Bank of America, N.A., as Issuing Bank, Administrative Agent and Collateral Agent, Wells Fargo Retail Finance, LLC, National City Business Credit, Inc. and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Book Manager (filed as Exhibit 10.1 to the company’s Form 10-Q filed with the Commission on December 11, 2008 and incorporated herein by reference)

10.32	Split Dollar Insurance Agreement dated October 15, 2008 between the company and Kenneth Haverkost (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on October 15, 2008 and incorporated herein by reference)*

Exhibit
Number	Exhibit Description
10.33	Jo-Ann Stores, Inc. 2008 Incentive Compensation Plan, as amended and restated (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on June 11, 2010 and incorporated herein by reference)*

10.34	Jo-Ann Stores, Inc. 2008 Associate Stock Ownership Plan (filed as Appendix B to the company’s 2008 Proxy Statement filed with the Commission on April 28, 2008 and incorporated herein by reference)*

10.35	Employment Agreement dated March 16, 2009 between the company and Darrell Webb (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on March 18, 2009 and incorporated herein by reference)*

10.36	Letter Agreement dated April 5, 2010 between the company and Darrell Webb amending Mr. Webb’s employment agreement dated March 16, 2009 (filed as Exhibit 10.1 to the company’s Form 8-K filed with the Commission on April 5, 2010 and incorporated herein by reference)*

21	Subsidiaries of Jo-Ann Stores, Inc.

23	Consent of Ernst & Young LLP, Independent Auditors

24	Power of Attorney

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The company agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jo-Ann Stores, Inc.
By:	/s/ Darrell Webb	March 10, 2011
Darrell Webb
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Darrell Webb Darrell Webb	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Kerr James Kerr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Cowen* Scott Cowen	Director

/s/ Ira Gumberg* Ira Gumberg	Director

/s/ Patricia Morrison* Patricia Morrison	Director

/s/ Frank Newman* Frank Newman	Director

/s/ David Perdue* David Perdue	Director

/s/ Beryl Raff* Beryl Raff	Director

/s/ Alan Rosskamm* Alan Rosskamm	Director

/s/ Tracey Travis* Tracey Travis	Director

*	The undersigned, by signing his name hereto, does hereby sign this Form 10-K Annual Report on behalf of the above-named directors of Jo-Ann Stores, Inc., pursuant to powers of attorney executed on behalf of each of such directors.

By:	/s/ James Kerr	March 10, 2011
James Kerr, Attorney-in-Fact